Form 10-K405
period 1999-12-31
CALIPER TECHNOLOGIES CORP
filed 2000-03-24
CIK 1014672

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           -------------------------

                                   FORM 10-K
                           -------------------------

(MARK ONE)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                          COMMISSION FILE # 000-28229

                           CALIPER TECHNOLOGIES CORP.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             DELAWARE                                       33-0675808
     (STATE OF INCORPORATION)                (I.R.S. EMPLOYER IDENTIFICATION NUMBER)

                              605 FAIRCHILD DRIVE
                          MOUNTAIN VIEW, CA 94043-2234
             (ADDRESS AND ZIP CODE OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (650) 623-0700

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                         COMMON STOCK, $0.001 PAR VALUE
                                (TITLE OF CLASS)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Based on the closing sale price of common stock on the Nasdaq National Market on February 15, 2000 the aggregate market value of the voting stock held by non-affiliates of the registrant was $1,464,852,671. Excludes an aggregate of 7,869,435 shares of common stock held by officers and directors and by each person known by the registrant to own 5% or more of the outstanding common stock. Exclusion of shares held by any of these persons should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

     The number of shares outstanding of Registrant's common stock, $0.001 par value was 21,021,872 at February 15, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain information in Part III of this Annual Report on Form 10-K is incorporated by reference to the Proxy Statement for the registrant's 2000 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           CALIPER TECHNOLOGIES CORP.

                                   FORM 10-K

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................    3
Item 2.   Properties..................................................   19
Item 3.   Legal Proceedings...........................................   19
Item 4.   Submission of Matters to a Vote of Security Holders.........   20

                                  PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................   21
Item 6.   Selected Financial Data.....................................   22
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of
          Operations..................................................   24
Item 7A   Quantitative and Qualitative Disclosures about Market
          Risk........................................................   35
Item 8.   Financial Statements and Supplementary Data.................   36
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   36

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   37
Item 11.  Executive Compensation......................................   37
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   37
Item 13.  Certain Relationships and Related Transactions..............   37

                                  PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................   38
Signatures............................................................   40
Financial Statements..................................................  F-1

     This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Act of 1934. These statements relate to future events or our future financial performance. We have attempted to identify forward-looking statements by terminology including "anticipates," "believes," "can," "continue," "could," "estimates," "expects," "intends," "may," "plans," "potential," "predicts," "should" or "will" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined under "Factors Affecting Operating Results," contained in Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operation," that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements.

     Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are not under any duty to update any of the forward-looking statements after the date we file this Annual Report on Form 10-K to conform these statements to actual results, unless required by law.

     LabChip is a registered trademark of Caliper. We have applied for registration of the following trademarks: Caliper, the Caliper logo, the LabChip logo, LibraryCard and Sipper. This Annual Report on Form 10-K also includes trademarks of companies other than Caliper.

                                     PART 1

ITEM 1. BUSINESS

OVERVIEW

     We are a leader in lab-on-a-chip technologies. We believe our LabChip systems can assemble the power and reduce the size of entire laboratories full of equipment and people. Our LabChip systems miniaturize, integrate and automate many laboratory processes, and put them on a chip that can fit in the palm of a child's hand. Each chip contains a network of microscopic channels through which fluids and chemicals are moved, using electricity or pressure, in order to perform experiments. The chips are the key components of our LabChip systems, which also include reagents as well as instruments and software that together control and read the chips. We believe our LabChip systems have the potential to revolutionize experimentation in a wide range of industries by enabling individuals and organizations to perform laboratory experiments at a speed, cost and scale previously unattainable. Our initial commercialization focus is the pharmaceutical industry, where there is an urgent need to improve the efficiency and reduce the cost of drug discovery and development. Future target industries potentially include agriculture, clinical diagnostics, chemicals and consumer products. We believe that we are the first company to sell and deliver lab-on-a-chip products to customers. During 1999 we introduced our first two LabChip systems, a personal laboratory system and a high throughput system.

INDUSTRY BACKGROUND

  Laboratory Technology

     The pharmaceutical, agriculture, clinical diagnostics and chemical industries rely on laboratory experimentation to obtain important information that can be used to discover and develop new products. Despite the critical value of laboratory results to these industries, improvements to the basic processes and tools used in laboratory experiments have only been incremental and have not kept pace with technological advances in other industries, including electronics and computing. Laboratory work still relies on manual steps and tools, such as test tubes and beakers, and large pieces of equipment that utilize technology that is decades old. These tools and processes are expensive, labor-intensive and often imprecise, presenting significant productivity and efficiency challenges for these industries.

     New processes and tools are needed to enable individual researchers and organizations to work more productively and efficiently. This need has been recognized and some improvements have been made. In an attempt to increase speed and reduce costs in many laboratory experiments, researchers have replaced test tubes with plastic plates having 96 small reservoirs, or "wells," to facilitate parallel experimentation. Further attempts to reduce costs have led researchers to replace the 96-well plate with 384- and 1536-well plates in which reactions can be performed in volumes that are 10 to 100-fold smaller. To enhance efficiency, some suppliers have integrated multiple pieces of equipment into one large piece of equipment. Organizations that perform high value, high volume experimentation have attempted to automate processes by using liquid-handling robotics to improve the quality and quantity of data achieved in centralized testing. While these and other advances have helped researchers to work faster and more efficiently, they still represent only incremental, not revolutionary, improvements because they continue to rely on time-consuming, imprecise and labor-intensive processes that can create bottlenecks throughout the entire experimental process.

  A Need for Better Laboratory Technology in the Pharmaceutical Industry

     Pharmaceutical companies have realized that to stay competitive and meet their goals for growth they will have to increase significantly the number of new drugs they introduce each year. To achieve this, pharmaceutical companies have found that they will have to engage in experimentation on a massive scale. Pharmaceutical companies' investments in the comprehensive study of genetic material, or "genomics," and novel methods of producing large numbers of new chemical compounds, or "combinatorial chemistry," are examples of this decision. These activities are generating a wealth of potential targets and new compounds to be tested and offer the opportunity to discover many new drugs. However, they also create a technological quandary: how to perform significantly more experiments, in less time, without unacceptable increases in research and development spending. We believe that recent incremental advances in laboratory technology are not enough to enable pharmaceutical companies to achieve their growth targets. New technologies are needed to improve the volume and quality of information generated in each stage of the drug discovery process, while simultaneously reducing the cost of experimentation.

                     THE STAGES OF PHARMACEUTICAL DISCOVERY
        Target identification involves acquiring knowledge about the role a particular molecule, usually a protein, plays in the body in order to determine whether it might be a good target for further investigation. Today, this activity is most often initiated with genomics studies, in particular by DNA sequencing, RNA analysis and genetic mapping.

        Target validation is the demonstration that affecting the function of a particular target has a positive effect on the course of a disease. Target validation employs a variety of methods including RNA analysis, protein analysis and cell biology.

        Primary screening involves the large-scale testing of collections of chemical compounds, or libraries, against validated targets. The goal is to find "hits," or individual members of the compound library that bind to, inhibit, or activate a particular target. These libraries are tested in high throughput experiments. The major pharmaceutical companies are moving towards screening up to 100 targets annually with libraries of up to one million compounds.

        Lead optimization is a term that describes the process of sorting through the compounds that emerge from the primary screen and conducting successive rounds of chemical alterations and biological tests to find compounds likely to have appropriate drug properties. Like target validation, lead optimization involves a variety of methods, including protein analysis, cell biology, chemical synthesis, as well as high throughput experiments. This stage also involves the testing of compounds for therapeutic activity in animal models of disease.

        Preclinical development involves testing of compounds to assure that they are safe, have appropriate distribution throughout the body and are appropriately metabolized. Formulation tests to ensure convenient delivery to patients are performed, as are tests to ensure that the compounds can be manufactured with consistent quality.

        Clinical development is the testing of pharmaceutical compounds in humans to demonstrate their safety and efficacy. Because clinical trials are the most expensive part of drug development, pharmaceutical companies are trying to improve the outcomes of clinical trials by using the methods of "pharmacogenetics," the scientific discipline focused on how genetic differences determine or predict responsiveness or adverse reactions to particular drugs. In order to use pharmacogenetics in a clinical trial, each patient in the trial will need his genetic make-up analyzed. This could entail analysis of approximately 100,000 different sites in a patient's DNA. For a 1,000 patient trial, this would require generating approximately 100 million data points.

     The drug discovery process can be summarized by the six stages described above. In each of these stages, researchers face many productivity bottlenecks due to the limitations of current laboratory technologies. Individual researchers conducting even the simplest, most common experiments must often perform labor-intensive, time-consuming, multi-step processes on multiple pieces of equipment. For example, to analyze DNA, researchers must first extract the DNA and treat it with reagents. Then they pour gels and mount them in equipment to separate the DNA. After loading the samples into the gels, they activate the gels for a precise period of time. The gels must then be processed to reveal the location of the DNA and scanned to see the results. The whole process takes approximately half a day and produces only a few dozen data points of genetic information. Thousands of pharmaceutical company researchers perform this experiment on a routine basis.

     Even "automated" experiments, such as high throughput screening, are still laborious and time-consuming. For example, to perform one high throughput screen, researchers typically need to remove thousands of compounds from storage and transfer small amounts of these compounds to hundreds of new plates. Then they add fluid to dilute them and transfer a portion of the diluted compound to another set of plates. After adding more reagents, they move the plates to an incubation station and incubate the mixture for a precise period of time. They then transfer the plates to a detection instrument and scan the plates to see the results. Finally, they discard all the plates. The whole process can take a team of researchers weeks or months to complete, and has to be repeated to test the same compounds against the next pharmaceutical target.

     As currently performed, these processes are not well suited to the massive scale-up we believe pharmaceutical companies are seeking. The number of people and pieces of equipment required would be unmanageable. More importantly, data quality has often suffered as companies have tried to implement higher throughput versions of existing procedures, such as 384-well plates in place of 96-well plates. Pharmaceutical companies need a breakthrough in tools for experimentation to free scientists from the limitations of current technology.

  A Broad Need Across Industries for New Laboratory Technology

     Other industries dependent upon biological and chemical information face technology challenges similar to those facing the pharmaceutical industry. The agricultural-biotechnology industry, for example, is adopting many of the same research strategies used by the pharmaceutical industry, including genomics, screening and combinatorial chemistry. In addition, the multi-billion dollar clinical diagnostics industry continues to search for miniaturized and automated equipment solutions that will facilitate patient point-of-care testing, as well as high throughput, automated analysis platforms for use in centralized reference laboratories. In these and other industries, technology for laboratory experimentation is limiting the ability to access information about chemicals and biochemicals, and therefore is limiting companies' ability to transform that information into novel and commercially valuable products.

CALIPER SOLUTIONS

     We believe that our LabChip technology represents a revolutionary advance in laboratory experimentation needed by the pharmaceutical and other industries today. The chips are the key components of our LabChip systems that also include a particular LabChip instrument together with experiment-specific reagents and software. Our chips contain a network of microscopic channels through which fluids and chemicals are moved to perform experiments. A single type of chip used with particular reagents and software to perform a particular experiment make up one LabChip application. Depending on the chip format, reagents are introduced either automatically or by the user. The chip is placed in the instrument, which uses software to control the movement of fluids with pressure or electricity. The instrument also has an optical system for detecting the results. Because we have great flexibility in channel design and can exert split-second computer control over fluid flow, we have the ability to create chips for a multitude of experiments. Our LabChip systems miniaturize, integrate and automate experiments providing, we believe, the benefits of high speed, reduced cost, expanded individual researcher capability, improved data accuracy and improved enterprise-wide productivity.

  Features of LabChip Systems

     - Miniaturization. Conventional laboratory equipment typically uses about a drop of fluid, or 50 to 100 microliters, to perform each experiment. In some LabChip applications, this volume is reduced to 1 nanoliter, or one billionth of a liter, an improvement of up to 100,000-fold over conventional systems.

     - Integration. Integration is the compression of multiple processes into a single process. Today most laboratory systems perform only one or two steps of an experimental protocol. Our LabChip systems can integrate complete experiments involving half a dozen or more steps into one continuous process performed on a single chip.

     - Automation. Today most laboratory experiments are performed using multiple instruments in combination with multiple manual steps. With our LabChip systems, entire experiments can be automated and performed inside a chip using one instrument. The same instrument is used with different chips to perform other automated experiments.

  Key Benefits of LabChip Systems

     - High Speed. We believe our LabChip systems accelerate experiments as much as 10-fold or more, depending on the application. For example, molecular separations such as electrophoresis normally take one hour or more using conventional equipment. On a chip, we can perform these separations in less than one minute. Another example is that chemical reactions are usually incubated for 30 minutes or more before the results are determined. Often, these long incubation periods are necessary only to provide enough time for manual steps to be performed on large numbers of samples. By integrating sample processing and detection, we can perform reactions in one minute or less and achieve comparable results. We believe our customers can take advantage of this acceleration to increase throughput or to complete experiments faster, depending on their needs.

     - Reduced Reagent and Labor Cost. Our LabChip systems use only a small fraction of the normal amount of expensive reagents used in experiments performed in test tubes or 96-well plates, sometimes as little as 1/100,000th, and also reduce labor involved in each experiment. We believe that saving on reagent cost and labor can enable pharmaceutical companies to expand the scale of experimentation in ways that would otherwise not be feasible.

     - Expanded Individual Researcher Capability. Because our LabChip systems can collapse a multi-step, complex experiment into one step, we believe that individual researchers can perform experiments previously outside their areas of expertise. By comparison, with conventional, non-integrated equipment researchers need to acquire the equipment and master the complexities of performing each individual step.

     - Improved Data Accuracy. We believe our LabChip systems generally produce more accurate and consistent data by reducing human error and the variability caused by the use of multiple instruments. With higher quality data, our customers can make better decisions. For example, biochemical determinations typically require accurate liquid measurements and precise incubation times. When these are manually performed significant variations can occur in liquid dispensing and in the duration of reaction times.

     - Improved Enterprise-Wide Productivity. We believe our LabChip systems can improve data quality to the point where researchers can rely on data generated outside their laboratory or organization. We believe this would improve enterprise-wide productivity by supporting data sharing and reducing the need to repeat experiments. When different research groups use different assortments of conventional equipment to perform experiments, they often produce data that is not strictly comparable.

     We believe that our LabChip systems have the potential to expand the capabilities and improve the productivity of individual researchers and, on an institutional level, to streamline and bring greater efficiency and speed to the drug discovery and development process. Not all laboratory processes, however, are ideally suited to be performed with our LabChip systems. For example, detecting clinically important materials that appear in low concentrations in a sample, such as the virus that causes AIDS or some hormones, is not always practical with our LabChip systems. This is because there is a risk that these materials will not be found in the very small volume employed by our chips. As a result, without pre-processing the sample to increase the concentration our LabChip system may fail to detect the material. Furthermore, if the analysis of a sample must involve even one process that cannot currently be performed in the LabChip system, then use of the LabChip system for the parts it can perform is often impractical. This is because the very small scale of the chip experiment does not generally produce enough material to be analyzed by conventional laboratory equipment.

     The faster pharmaceutical companies can identify and validate targets, screen massive numbers of compounds, optimize leads and identify promising compounds to take into clinical development, the greater their chances of seeing a return on investment for their research and development dollars. LabChip technology has the potential to reduce the time it takes to discover and commercialize new drugs. In the future, we believe we can bring similar benefits to other industries.

STRATEGY

     Our objective is to be the leading lab-on-a-chip company. Key elements of our strategy to achieve this objective include:

          Focus on the Pharmaceutical Industry First. We are focusing on developing our LabChip systems for the pharmaceutical industry, where the investment in research and development is large and growing and the need for new technologies to improve research and development efficiency is urgent. We are addressing the need for enhanced productivity for individual pharmaceutical researchers with our first LabChip personal laboratory system, featuring the Agilent 2100 Bioanalyzer, developed in collaboration with Agilent. We also have developed a high throughput system for use by pharmaceutical companies for drug screening. We are developing ultra high throughput systems and new chip applications to bring greater efficiency to the drug discovery process.

          Rapidly Build Our Installed Customer Base. We intend to take advantage of our first-to-market position to rapidly build our installed customer base. Our goal is to increase customer familiarity with lab-on-a-chip technology and to establish our LabChip systems as the platform of choice. Our strategy is to offer products for applications that are practiced widely and to bring LabChip technology to market through the combination of a major commercialization partnership and direct selling. Our first commercial collaborator, Agilent, is an established leader in analytical instrumentation and has initiated a multi-faceted sales and marketing campaign designed to achieve wide penetration. Our direct selling strategy is focused primarily on large pharmaceutical companies and is designed to encourage early adoption of our LabChip systems through our technology access program.

          Leverage Our Installed Customer Base by Expanding the Menu of Chip Applications. A significant portion of our internal research and development efforts is dedicated to new chip applications development. We intend to expand our menu of chip applications and sell them to customers that have already purchased LabChip instruments. For example, we are developing LabChip applications for genomics to bring significant advances in functionality to this technology-hungry area. We also intend to expand current markets by implementing a LabChip instrumentation "operating system" strategy that encourages other companies, such as reagent manufacturers, to develop compatible products that can operate with our chips.

          Generate Recurring Revenue From High-Value Chips. We expect to generate recurring revenue from the sale of single-use chips for the Agilent 2100 Bioanalyzer. In addition, we intend to value price the chips for our high throughput systems to reflect the cost savings and other benefits that our customers may achieve, possibly by charging customers for the amount of data they generate. While we are focused on generating revenues from the sale and use of our chips, we also will receive revenue from the sale of the Agilent 2100 Bioanalyzer, software and reagents. We also intend to generate recurring revenue from our technology access program through license fees and ongoing subscription fees as well as through the sale of instruments.

          Build a Substantial Intellectual Property Estate. We pursue an intellectual property strategy of licensing important patents and pursuing patent protection for our own inventions. As of March 1, 2000, we owned, or held licenses to, 47 issued U.S. patents and 130 pending U.S. patent applications. These patents and applications are directed to various technological areas that we believe are valuable to our business. We believe that maintaining a deep and broad intellectual property estate will be an important competitive advantage.

          Maintain Leadership in Chip Technology and Manufacturing. We believe that our long-term success will derive from maintaining leadership in lab-on-a-chip technology and chip manufacturing. We focus on improving the power and capabilities of our chips to increase their value. We are also working to enhance manufacturing processes to reduce our production costs.

          Opportunistically Penetrate New Industries. We believe that LabChip technology has the potential to transform the way that laboratory experimentation is performed across multiple industries. We expect to selectively pursue these other industries, leveraging our pharmaceutical industry experience and products. We may pursue these opportunities alone or with collaborators.

PRODUCTS AND SERVICES

     We have developed two types of LabChip systems, personal laboratory systems and high throughput systems, based on distinct chip formats. Our personal laboratory systems use chips with reservoirs for the various chemical reagents, which the user introduces manually. Our high throughput systems use our Sipper chips that have a short glass tube, or capillary, that draws nanoliter volumes of reagents into the chip.

  Personal Laboratory Systems

--------------------------------------------------------------------------------------------
       PRODUCT                           DESCRIPTION                           STATUS
--------------------------------------------------------------------------------------------
 Agilent 2100             Desktop LabChip instrument and software       Marketed by Agilent
 Bioanalyzer
--------------------------------------------------------------------------------------------
 DNA 7500 LabChip Kit     Chips and reagents for analyzing small DNA    Marketed by Agilent
                          fragments
--------------------------------------------------------------------------------------------
 DNA 12000 LabChip Kit    Chips and reagents for analyzing large DNA    Marketed by Agilent
                          fragments
--------------------------------------------------------------------------------------------
 RNA 6000 LabChip Kit     Chips and reagents for analyzing RNA          Marketed by Agilent
                          samples
--------------------------------------------------------------------------------------------
 New LabChip Kits         A series of kits containing chips and         In development
                          reagents for applications in molecular and
                          cell biology
--------------------------------------------------------------------------------------------

     Agilent 2100 Bioanalyzer System. Our first personal laboratory system is based on the Agilent 2100 Bioanalyzer, a desktop instrument designed to perform a wide range of everyday scientific applications using a menu of different LabChip kits. Each kit contains a chip and reagents designed specifically for the application. This LabChip system brings the benefits of miniaturized, integrated and automated experimentation to the researcher's desktop. Agilent launched this product in September 1999, and has only recently begun its marketing and selling efforts of this system.

     Agilent is selling the Agilent 2100 Bioanalyzer with an initial menu of three LabChip kits for DNA and RNA sizing and concentration analysis. For these initial applications, we believe the system's principal advantages are that it:

     - reduces analysis time from hours to minutes

     - integrates several experimentation steps into one

     - significantly reduces consumption of costly reagents

     - produces higher quality data than conventional methods

     Because these applications are among the most common experiments performed in genetic research, the potential customer base for these applications includes most pharmaceutical and biotechnology companies, as well as human genome research centers and other academic laboratories.

     We are developing new applications involving analysis of protein and cells, as well as additional applications involving DNA and RNA analysis. We believe that protein and cell applications on the Agilent

2100 Bioanalyzer may be particularly attractive to researchers in those disciplines because their existing tools are generally less advanced than those available to genetic researchers.

  High Throughput Systems

--------------------------------------------------------------------------------------------
           PRODUCT                         DESCRIPTION                      STATUS
--------------------------------------------------------------------------------------------
 Caliper 110 Sipper System        High throughput LabChip          Direct sales to customers
                                  instrument and software for
                                  single capillary Sipper chips
--------------------------------------------------------------------------------------------
 Fluorogenic Assay Sipper Chip    Sipper chip for screening        Direct sales to customers
                                  several types of enzyme and
                                  protein receptor targets
--------------------------------------------------------------------------------------------
 Mobility Shift Assay Sipper      Sipper chip for screening        Direct sales to customers
 Chip                             other types of enzyme and
                                  protein receptor targets
--------------------------------------------------------------------------------------------
 Assay Development Station        Instrument system and            Direct sales to customers
                                  software for developing
                                  LabChip experimental methods
--------------------------------------------------------------------------------------------
 Assay Development Chips          Chips for use with the assay     Direct sales to customers
                                  development station
--------------------------------------------------------------------------------------------
 Cell-based Assay Sipper Chip     Sipper chip for screening        In development
                                  cell receptor targets
--------------------------------------------------------------------------------------------
 Dilutor Sipper Chips             Sipper chips that do sample      In development
                                  preparation and screening on
                                  the same chip
--------------------------------------------------------------------------------------------
 Caliper 220 Sipper System        Ultra high throughput LabChip    In development
                                  instrument and software for
                                  multiple capillary Sipper
                                  chips
--------------------------------------------------------------------------------------------
 Multi-capillary Sipper Chips     Multiple capillary versions      In development
                                  of the Sipper chips described
                                  above
--------------------------------------------------------------------------------------------

     Our high throughput systems are being designed to perform thousands or tens of thousands of pharmaceutical experiments per day on each Sipper chip.

     Caliper 110 Sipper System. Our first high throughput system is based on the Caliper 110, which uses a Sipper chip with a single capillary. Like the Agilent 2100 Bioanalyzer, the Caliper 110 is designed to perform a wide range of experiments using a menu of different chips. We currently offer two Sipper chips used for performing drug screening experiments for several classes of enzymes. High throughput enzyme experiments are among the most common experiments used in primary drug screening. Some of the reagents used in these experiments are expensive and it can take months to produce them in the quantities required for conventional screening systems. We believe the principal advantages of the Caliper 110 are that it:

     - reduces costly reagent consumption up to 100,000-fold

     - integrates multiple experimental functions

     - reduces the need for user intervention

     - produces higher data quality than conventional methods

     We expect to add several more Sipper chips enabling our technology access program customers to use the Caliper 110 for a significant percentage of the types of experiments they run. Another important advantage of the Caliper 110 is that it can be used not only for primary screening but also for lead optimization. Furthermore, the Caliper 110 is compact and could be placed in locations outside the centralized screening group, allowing for more efficient drug development efforts.

     Caliper 220 Ultra High Throughput System. We expect to increase throughput by increasing the number of channels and capillaries on each chip. We intend to introduce chips with four and then eight or more capillaries per chip and to enable customers to effectively utilize multiple instruments by providing integrated plate handling capabilities. We are currently testing a prototype of our Caliper 220 ultra high throughput instrument and expect to offer this product to technology access program customers in 2000. In this way, we expect to offer systems that can perform more than 100,000 experiments per day.

     We are also working to integrate compound storage and sample preparation into our screening systems. These activities represent major expenses for pharmaceutical companies. We believe that our LabChip systems can offer dramatic cost reductions in these areas. We intend to offer a Sipper chip which can dilute compounds on the chip prior to performing the screening experiment, or "assay." We expect that this will reduce the amount of expensive compounds used by approximately 1,000-fold and eliminate the major expense of diluting thousands of compounds in wells. The next integration step will be to enable researchers to place entire compound libraries onto our proprietary LibraryCard reagent array, and then dilute and access compounds using the capillary of our Sipper chips. For a description of our LibraryCard reagent array program, see "-- Research and Development."

     We sell our current high throughput systems to technology access program customers and provide training and support. We also develop initial assays for them and offer some level of customization in order to integrate our systems most effectively into each customer's production processes.

     We sell assay development systems to our technology access program customers so that they can modify experimental conditions used with our standard assay chips to be suitable for each new pharmaceutical target. This process is comparable to the assay development they already carry out with existing screening systems, which typically takes several weeks to a few months. In fact, we believe that the process likely will be accelerated and improved using chip-based systems.

  Services

--------------------------------------------------------------------------------------------
SERVICE                                 DESCRIPTION                        STATUS
--------------------------------------------------------------------------------------------
  Value Added Screening         Assay development, compound     Direct sales to customers
  Collaborations                leasing and screening
                                services for customers'
                                pharmaceutical targets
--------------------------------------------------------------------------------------------

     We are using our high throughput systems internally to offer screening services to pharmaceutical and biotechnology customers that prefer to outsource this activity. Under our value added screening collaboration program, we develop LabChip assays for targets selected by a customer. We then screen the targets against the customer's compound library, our own library, or both, and provide the data to the customer.

     We believe that our screening services also add substantial value to our product businesses. We deploy our most advanced high throughput screening systems in our internal screening services operation. By making intensive use of those systems in this business, we can provide critical feedback to our product development groups. This accelerates development and enables us to deliver better systems to our technology access program customers. We also intend to use our screening services capability to demonstrate to potential technology access program customers how our LabChip systems can streamline screening operations and enhance productivity.

COMMERCIALIZATION

     We currently are commercializing our first personal laboratory system, the Agilent 2100 Bioanalyzer system, through our collaboration with Agilent. We are also directly selling our high throughput systems through our technology access program and are providing high throughput screening services through our value added screening collaboration program.

  Strategic Alliance with Agilent

     We have established a broad relationship with Agilent to create a line of commercial research products based on our LabChip technologies. This relationship provides us with the scale and expertise of a leading analytical instrumentation company to bring these novel products to market. When this relationship was established in May 1998, Agilent and Caliper publicly stated their intention to invest over $100 million collectively to create and commercialize this line of products over the ensuing five years. In September 1999, Agilent introduced the Agilent 2100 Bioanalyzer with three different LabChip kits, our first LabChip products under this agreement.

     In this collaboration, Caliper primarily focuses on developing core technology and LabChip applications. We also manufacture the chips and supply the chips and reagents to Agilent. If we elect, however, not to manufacture chips for a LabChip application or we are unable to meet minimum supply commitments to be mutually established in the future, Agilent would have the right to manufacture those chips. Agilent primarily focuses on developing instruments and software, manufacturing instruments, and marketing, selling and supporting complete systems. Agilent has the contractual right to develop the marketing plan under the collaboration, although to date we and Agilent have made these decisions in a collaborative manner.

     Agilent funds our product development efforts under the collaboration, reimburses our costs of supplying chips and reagents, and pays us a share of the gross margin on all components of LabChip systems. The gross margin share varies depending on the type of collaboration product, whether we or Agilent manufacture the collaboration product, and whether the collaboration product is sold during the collaboration or after the collaboration has terminated. These financial arrangements allow us to offset a portion of the substantial risks inherent in introducing novel technologies. At the same time, they enable us to support a broad product development program and to retain a substantial financial interest in the products we create.

     Our agreement with Agilent is mutually exclusive in the field of lab-on-a-chip technologies for the research products market. It requires our consent before Agilent may offer products exceeding established sample throughput limits, and it requires Agilent's consent before we may offer these products outside the collaboration in excess of established volume limitations.

     The term of the Agilent agreement is eight years, beginning in May 1998. After three years, Agilent may elect not to meet annual funding requirements, in which case either party may terminate the agreement. In any event either party may terminate the agreement after five years. If the agreement terminates after three years, we will continue to offer the collaboration's products through Agilent but Agilent will have no rights to our technologies for the development of new products. If either party terminates the agreement after five years, we will grant Agilent a non-exclusive license to use the lab-on-a-chip technologies that we have developed up to that time in order to develop new products in substantially the same field that applied during the collaboration. We will also transfer chip manufacturing know-how and receive royalties on Agilent's sales of systems that employ our patented technologies. Regardless of whether the collaboration terminates after three or five years, both Caliper and Agilent will have the right to sell collaboration products, with reciprocal supply arrangements.

  Technology Access Program

     Our technology access program is initially focused on high throughput systems for drug screening. In this program, we work directly with pharmaceutical company customers during the product development process to create successive generations of products. We provide technology access program customers with early access to new products, and offer technical training, support and customization services. By working closely with these customers, we focus our technology and product development efforts where we believe they can have maximum impact for the pharmaceutical marketplace.

     Our technology access program customers have non-exclusive access to all of the high throughput screening products we offer during the term of the agreement. These agreements generally provide for customers to pay an up-front license fee and annual subscription fees, and to reimburse us for our costs of providing development and support services. Instruments and chips are generally sold separately on a product-by-product basis, although some agreements establish prices for critical instruments or estimates of the price we will charge them for Sipper chips based on the amount of data they generate. Our technology access program customers can terminate their participation in the program and still have the right to purchase those products that we offered to them during their participation in the program.

     We currently have three technology access program customers for our high throughput screening systems: Eli Lilly, Amgen, and Hoffmann-La Roche. Our agreements with these customers generally contain the terms described above. Key terms unique to each agreement are described below.

     Eli Lilly. We signed our most recent technology access agreement with Eli Lilly in August 1999. The term is three years, although Eli Lilly may temporarily suspend its technology access program participation and later reinitiate participation, during which time our support and assistance obligations will also be suspended. Under this agreement our obligations include support for assay development for targets, training for Eli Lilly personnel, and support for custom development projects. Eli Lilly may terminate the agreement on any anniversary.

     Amgen. We entered into a technology access agreement with Amgen in December 1998. Under this agreement, Amgen may delay payment of its second annual subscription fee until we have delivered an initial ultra high throughput system. The term of this agreement is three years, although Amgen may terminate the agreement on any anniversary or if we fail to deliver the ultra high throughput screening system in a timely manner.

     Hoffmann-La Roche. We entered into a technology access agreement with Hoffmann-La Roche in November 1998, which is due to expire in July 2000. This agreement may be extended by mutual consent and supersedes an earlier agreement under which Roche funded early development of the high throughput screening technology in exchange for exclusive rights to an ultra high throughput screening system. Roche now has non-exclusive rights similar to other technology access program customers. We did not receive an up-front license fee or annual subscription fee from Hoffmann-La Roche.

  Value Added Screening Collaboration Program

     In our value added screening collaboration program we offer high throughput screening services using our LabChip systems. This can enable smaller companies that may not be able to afford to participate in our technology access program to take advantage of our high throughput systems in the early phases of commercialization. Our first value added screening collaboration agreement was established with Neurocrine Biosciences in December 1998. We receive screening fees based on the amount of data generated, preclinical milestones and royalties on Neurocrine products emerging from the collaboration. This agreement has a three-year term, but may be terminated by either party under limited circumstances after the first year.

TECHNOLOGY

     We believe that we have established a leading position in three areas of lab-on-a-chip technology.

  Microfabrication

     We create lab-on-a-chip devices using the same manufacturing methods that are used to make microchips in the computer industry called "microfabrication." Microfabrication makes it possible to create intricate designs of interconnected channels that are extremely small. Each pattern is designed to produce the series of fluid manipulation steps that will execute an experiment. We use the principles of fluid dynamics, chemical and electrical engineering and biophysics to create initial designs using computer-aided design tools.

Because we have designed, manufactured and tested hundreds of different chips, we have developed proprietary design rules that make each round of chip creation more predictable and likely to succeed. We design our chips to be disposable and relatively inexpensive to manufacture. We place the more expensive electronic controls and sensing capability in a separate instrument.

     Once a design pattern is completed, we use microchip manufacturing methods to recreate the design as channels in a sheet of quartz, glass or plastic. This process creates highly precise channels with dimensions that can be varied by width and depth. A typical channel is roughly 50 microns wide and 10 microns deep, approximately the size of a strand of hair.

     In the next step, a second sheet of quartz, glass or plastic with a precise pattern of holes is fused to the first sheet using a proprietary process. This covers the channels and converts them to closed microfluidic conduits. The end of each channel connects to an open reservoir through which fluids are introduced. The sheets are then cut into individual chips, which can be less than one inch to a few inches on a side. The individual chips are then packaged into plastic holders that make them easier for the user to handle.

     We currently make two basic chip formats. In our planar chips, such as those used in the Agilent 2100 Bioanalyzer, the user introduces all of the chemical reagents into the reservoirs, including the various samples to be tested, using pipets. In our Sipper chips, such as those used in the Caliper 110, a small glass tube, or capillary, inserted into the chip draws a few nanoliters of each sample into the channel network. In this way, minute quantities of a large number of samples can be tested in a single chip. The samples are introduced into the capillary one after the other, spaced by buffer solution. They proceed through the channel network in a continuous flow, assembly-line fashion to perform a complete experiment. We have an issued U.S. patent claiming this assay technique.

  Microfluidics

     In our LabChip systems the movement of minute quantities of fluids, or "microfluidics," is actively controlled by computer programs. We use two different methods of generating fluid motion in microchannels: electrokinetics and pressure.

     Electrokinetic flow is generated when electrodes attached to computer-driven power supplies are placed in the reservoirs at each end of a channel and activated to generate electrical current through the channel. Under these conditions, fluids of the appropriate type will move by a process known as "electro-osmosis." Typical flow rates within the channel are about a millimeter per second and the flow rate can be controlled with a high degree of precision. Programs can then be written to generate highly specific and complex networks of flow. One key to designing complex systems is controlling and directing the flow at intersections. Fundamental techniques for accomplishing this were invented by Dr. J. Michael Ramsey, one of our co-founders and a member of our Scientific Advisory Board, and are covered by a series of issued and pending U.S. patent applications. We hold an exclusive license to these patents for most applications and a non-exclusive license for remaining applications.

     Another electrokinetic phenomenon known as "electrophoresis" occurs in the channels. This is the movement of charged molecules or particles in an electric field. Electrophoresis is often used in conventional laboratories for analyzing molecules since they move differently according to their physical make-up. Electrophoresis can be used to move molecules in solution, or to separate molecules with very subtle differences. Electrophoresis and electro-osmosis generally occur at the same time in channels. However, we have developed proprietary techniques for minimizing either force while maintaining the other, as appropriate, for a given application.

     Pressure can also be used to move fluid in the channels. On the microfluidic scale, small amounts of pressure produce highly predictable and reproducible fluid flow. We use both computer-controlled pressure and electrokinetic forces to gain precise control over fluid flow in the microfluidic channel network. It is possible to use electrokinetic forces alone, pressure forces alone, or a combination of the two methods.

  Lab-on-a-Chip Applications Development

     We have developed a large amount of expertise at discovering new functions that microfluidic chips can perform. We have generated proprietary computer models of how an experiment can be carried out. We store these functional designs and we can incorporate them into new designs that simulate complete experiment pathways. In this way, we believe the value of new microfluidic inventions can be rapidly expanded across many application development projects.

     We have also developed expertise at making experiments work in our chips. Currently, all of our systems use fluorescent chemical reagents and optical detection instruments to read experimental results. We often need to explore chemical strategies for labeling relevant reagents that can reveal how different molecular interactions take place. Another area of investigation addresses the fact that in these small dimensions, the amount of channel surface material relative to the amount of liquid is many times higher than in a test tube or microwell plate. Because of this, the surface material can exert a chemical influence on the biochemical reactions taking place. We have created strategies to avoid the problems this can cause, or benefit from it if possible. We have developed Sipper chips that perform and analyze enzyme reactions using part of the channel design as a tiny, continuously operating electrophoresis machine. Thus, reactions with one sample are going on in one area of the chip while electrophoretic separation of the products of another sample is taking place in a different part of the chip. We have also found that, in many cases, fluorescence polarization spectroscopy, an optical detection method that can determine the proportion of a fluorescent molecule that is attached to a larger molecule or is unbound in solution, can be used to read reaction results without needing to electrophoretically separate the biochemicals. We have built this optical detection capability into our high throughput systems. In general, our experience is that microfabrication and microfluidics provide a rich tool set with which to create innovative new applications.

RESEARCH AND DEVELOPMENT

     We have made substantial investments in lab-on-a-chip research and product development since our inception. We explored fundamental issues of lab-on-a-chip technology as early as possible in order to find solutions to important technical challenges and seek patent protection for our solutions. Today we are supplementing these core technology research efforts with applied product development efforts in several areas.

  Technology Research

     Our technology research activities fall into several classes.

     Chemical Engineering. We are increasing our understanding of the design rules guiding the development of new chips. Using the principles of chemical engineering we create patterns of interconnected channels that permit execution of the various common steps of experimentation. Designs from one chip can be used for other chips needing similar fluidic functions for a different application. Mathematics and computer models also help minimize the number of iterations necessary to achieve new functional chip designs.

     Chip Manufacturing. We continue to seek ways to improve the yield and decrease the cost of manufacturing our chips. We are exploring novel fabrication techniques and the use of new materials that offer functional advantages, such as manufacturing in quartz to take advantage of its superior optical features. We have development programs in manufacturing technology for chips made of plastic. Plastic devices potentially offer cost advantages and can offer favorable surface chemical features for some applications. A major area of development is micromachining technology for precisely attaching capillaries to our Sipper chips to access reagents. In high throughput experimentation, the number of capillaries and channels determines the level of throughput. Accordingly we are developing high yield fabrication methods to enable us to cost-effectively manufacture chips with many capillaries to perform ultra high throughput experimentation.

     Engineering and Software. We use the skills of electrical engineers, optical engineers, mechanical engineers, product designers and software engineers to create new instrumentation to run our chips. These instruments control fluid movement inside the chip, present the reagents to the chip from conventional fluid sources, and detect the results of biochemical or cell-based experiments with optical methods. Software engineers write computer programs that control the sources of fluid motion, communicate between different instrument components and interpret signals from the detection system. Currently we develop the software for our high throughput systems. We collaborate with Agilent to develop software for our personal laboratory systems.

  Product Development

     Our product development efforts are currently focused on new applications and capabilities for our existing instruments, our LibraryCard system, and high throughput genomic systems.

     Extensions of Existing Product Lines. For each of our first generation instruments, we are expanding the menu of applications to address other stages of the pharmaceutical development process. For the Agilent 2100 Bioanalyzer, we intend to introduce new applications that address everyday productivity needs in many areas of genomics, protein chemistry and cell biology. We are broadening the application menu for high throughput systems as well to include assays that measure many important activities of cells and proteins.

     LibraryCard System. We are developing a new format for storing and accessing reagents, which we call the LibraryCard reagent array. We have learned how to reconstitute very small quantities of dried reagents stored at high density on a planar surface. We can conveniently access reagents stored in this way using our Sipper chips. The LibraryCard reagent array could produce a fundamental change in the way large libraries of reagents are used. Today, these libraries are only accessible in centralized reference-style laboratories that can conveniently work with automated warehouses of reagents. When libraries can be reduced to the size of a postcard, high throughput experimentation involving massive data acquisition can be decentralized. We believe that this will increase the size of the market for applications that run on this type of system. We believe this type of system could significantly impact several stages of the pharmaceutical development process, particularly primary screening and pharmacogenetic studies.

     Genomics. Genomics is the high throughput analysis of DNA and RNA. Genomics applications include sequencing DNA and DNA genotyping. Genotyping is the determination of the DNA sequence variation present at a particular site in an individual's DNA. One type of these variations, called single nucleotide polymorphisms or "SNPs," are believed to be important determinants of disease. Like all experimentation processes, these applications are a combination of various fluid manipulations, biochemical reactions, molecular separations and detection. We believe they can be performed on the same basic high throughput platform we have built for other applications. In early 1999, we began a project, funded in part by the Advanced Technology Program of the National Institute of Standards and Technology, to adapt the platform and develop chips to run high throughput nucleic acids analyses. While the specific aim of the program is to develop a diagnostics system, the first commercial products to emerge from the technology could be genomics products, such as a system for high throughput SNP genotyping. Our goal is to apply lab-on-a-chip technology to some of the most important areas of biology today and emerging areas such as genetic analysis for pharmacogenetics.

     Our research and development expenses for the years ended 1999, 1998 and 1997 were approximately $18.4 million, $9.6 million and $7.2 million, respectively. We intend to increase our research and development budget and staffing levels during the remainder of 2000. As of December 31, 1999, we had 75 employees engaged in research and development, including 45 with advanced degrees.

MANUFACTURING

     We manufacture our chips in-house and are currently manufacturing high throughput instruments in limited volumes. We rely upon Agilent to manufacture the Agilent 2100 Bioanalyzer. Our high throughput instruments are generally integrated with plate stacking and handling units offered commercially by other companies. We contract with third parties to supply most reagents for the research products business. We currently depend on suppliers to supply prepared materials for use in the manufacture of chips. We intend to continue and may extend the subcontracting of portions of our manufacturing processes to subcontractors where we feel it best leverages the supplier's manufacturing experience, costs, and/or improves our ability to meet customer demands. For a discussion of the methods we use to manufacture our chips see "-- Technology" and "-- Research and Development."

COMPETITION

     Although we believe that we are currently the only company selling and delivering lab-on-a-chip products to customers, we expect to encounter intense competition from a number of companies that offer products for laboratory experimentation. We anticipate that our competitors will come primarily from the following two sectors:

     - companies providing conventional products based on established technologies

     - companies developing their own microfluidics or lab-on-a-chip technologies

     In order to compete against vendors of conventional products, we will need to demonstrate the advantages of our LabChip products over alternative well-established technologies and products. We will also need to demonstrate the potential economic value of our LabChip products relative to these conventional technologies and products. Some of the companies that provide these products include PE Corp., Agilent, Beckman-Coulter, Amersham Pharmacia Biotech, Bio-Rad Laboratories, Molecular Devices, and LJL BioSystems.

     We will also need to compete effectively with companies developing their own microfluidics or lab-on-a-chip technologies and products, such as Aclara Biosciences and Orchid Biocomputer. Other companies known to have initiated microfluidic programs include Motorola, 3M and PE Corp. Microfluidic technologies have undergone and are expected to continue to undergo rapid and significant change. Our future success will depend in large part on our ability to establish and maintain a competitive position in these and future technologies which we may not be able to do. Rapid technological development may result in our products or technologies becoming obsolete. Products offered by us could be made obsolete either by less expensive or more effective products based on similar or other technologies.

     In addition, there is the possibility that we may experience competition from Agilent if they, or we, terminate our agreement after May 2003. Under the terms of our agreement, upon termination we will grant to Agilent a non-exclusive license to our LabChip technologies as then developed for use in the research products field.

     In many instances, our competitors have or will have substantially greater financial, technical, research, and other resources and larger, more established marketing, sales, distribution, and service organizations than we do. Moreover, competitors may have greater name recognition than we do, and may offer discounts as a competitive tactic. We cannot assure you that our competitors will not succeed in developing or marketing technologies or products that are more effective or commercially attractive than our products, or that would render our technologies and products obsolete. Also, we may not have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully in the future. Our success will depend in large part on our ability to maintain a competitive position with our technologies.

INTELLECTUAL PROPERTY

     We seek patent protection on our lab-on-a-chip technologies. As of March 1, 2000, we owned or held licenses to 47 issued U.S. patents and 130 pending U.S. patent applications, some of which derive from a common parent application. The issued U.S. patents expire between 2012 and 2017. Foreign counterparts of many of these patents and applications have been filed and/or issued in one or more other countries, resulting in a total of more than 390 issued patents and pending patent applications in the United States and foreign countries. Our issued patents expire between 2012 and 2017. These patents and applications are directed to various technological areas which we believe are valuable to our business, including:

     - control of movement of fluid and other material through interconnected microchannels

     - continuous flow high throughput screening assay methods and systems

     - analytical and control instrumentation

     - analytical system architecture

     - chip-based assay chemistries and methods

     - chip compatible sample accession

     - software for control of microfluidic based systems and data analysis

     - chip manufacturing processes

     We also rely upon copyright protection, trade secrets, know-how, continuing technological innovation and licensing opportunities to develop and maintain our competitive position. Our success will depend in part on our ability to obtain patent protection for our products and processes, to preserve our copyrights and trade secrets, to operate without infringing the proprietary rights of third parties and to acquire licenses related to enabling technology or products used with our lab-on-a-chip technology.

     We are party to various exclusive and non-exclusive license agreements with third parties which give us rights to use certain technologies. For example, we have an exclusive license in the fields we are currently operating in from Lockheed Martin Energy Research Corporation, relating to patents covering inventions by Dr. J. Michael Ramsey. A failure to maintain some or all of the rights to these technologies could seriously harm our business.

EMPLOYEES

     As of December 31, 1999, we had a total of 118 employees, including 75 in research and development, 19 in manufacturing and 24 in administration and finance. None of our employees is represented by a collective bargaining agreement, nor have we experienced any work stoppage. We consider our relations with our employees to be good.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Daniel L. Kisner, M.D., has served as our President and Chief Executive Officer since February 1999 and as a Director since March 1999. From May 1994 to January 1999, Dr. Kisner served as President and Chief Operating Officer of Isis Pharmaceuticals, Inc., a biotechnology company. From February 1993 to May 1994, Dr. Kisner served as Executive Vice President and Chief Operating Officer of Isis Pharmaceuticals, Inc. From March 1991 to February 1993, he served as Executive Vice President of Isis Pharmaceuticals, Inc. and was responsible for business and product development, and manufacturing. From December 1988 to March 1991, Dr. Kisner served as Division Vice President of Pharmaceutical Development for Abbott Laboratories. Dr. Kisner has held a tenured position in the Division of Oncology at the University of Texas, San Antonio School of Medicine and is certified by the American Board of Internal Medicine and certified in Medical Oncology. Dr. Kisner holds a B.A. from Rutgers University and an M.D. from Georgetown University.

     Calvin Y. H. Chow, co-founded Caliper and has served as our Chief Operating Officer since February 1998. Mr. Chow also served as our Vice President of Development from September 1995 to February 1998. From October 1985 to September 1995, Mr. Chow served as Vice President of Engineering and Operations of Molecular Devices Corporation, a bioanalytical instrumentation company, where he was responsible for product development and company-wide manufacturing. Mr. Chow holds a B.S. in Electrical Engineering from Illinois Institute of Technology and an M.S. in Electrical Engineering from Stanford University.

     James L. Knighton, has served as our Chief Financial Officer since September 1999. From October 1998 to September 1999, Mr. Knighton served as Senior Vice President and Chief Financial Officer of SUGEN, Inc., a biotechnology company. From July 1997 to October 1998, Mr. Knighton served as Vice President of Investor Relations and Corporate Communications at Chiron Corporation, a biotechnology company. From 1985 to 1994, Mr. Knighton served in various operations, planning and R&D functions at E.I. DuPont de Nemours Inc., a global, diversified chemical and life science company. Mr. Knighton holds a B.S. in Biology from the University of Notre Dame, an M.S. in Genetics from the University of Pennsylvania and an M.B.A. from the Wharton School at the University of Pennsylvania.

     Michael R. Knapp, Ph.D., co-founded Caliper and has served as our Vice President of Science and Technology since September 1995. From November 1994 through August 1995, Dr. Knapp was engaged in activities related to forming Caliper, including securing our core technology license and procuring financing. From October 1988 to October 1994, Dr. Knapp served as President and Scientific Director at Molecular Tool, Inc., a genetics technology company he co-founded in 1988. Previously, Dr. Knapp was on the staff of the Center for Neurobiology and Behavior at Columbia University and was a Scientific Director of Genetica SARL, an affiliate of Rhone Poulenc SA in Paris, France. Dr. Knapp holds a B.S. in Biology from Trinity College (Hartford) and a Ph.D. in Medical Microbiology from Stanford University.

     J. Wallace Parce, Ph.D., co-founded Caliper and has served as our Vice President of Research since October 1995. Prior to joining Caliper, Dr. Parce spent 12 years with Molecular Devices Corporation as a founder, consultant, Director of Research and Vice President of Research. From 1980 until 1984 he was an Assistant Professor in the Department of Biochemistry at Wake Forest University, from 1982 until 1987 an associate in the Department of Microbiology and Immunology, and from 1984 until 1987, an Associate Professor of Biochemistry. Dr. Parce received his B.A. in Chemistry from Western Maryland College in 1972 and his Ph.D. in Biochemistry from Wake Forest University in 1976. From 1976 until 1980 Dr. Parce was a Post Doctoral Fellow in Chemistry at Stanford University.

     William M. Wright III, has served as our Vice President of Operations since September 1998. From November 1995 to May 1998, Mr. Wright served as Vice President of Operations of Biocircuits Corporation, a medical diagnostic company, where he was responsible for instrument and immunoassay cartridge manufacturing. From 1984 to 1995, Mr. Wright was Vice President of Site Operations with Dade International Inc., formerly a division of Baxter International, Inc., a medical products manufacturing company, where he assisted in the start-up and launch of the Baxter International Paramax Analytical Clinical Chemistry Business. Mr. Wright holds a B.S. in Industrial Technology from California State University at Long Beach.

SCIENTIFIC ADVISORY BOARD

     We have assembled a group of scientific advisors who are leaders in fields related to microfluidics technology and systems. These advisors assist us in formulating our research, development and commercialization strategy and include:

George Whitesides, Ph.D., Chair, Mallinckrodt Professor of Chemistry at Harvard University and Member of the National Academy of Sciences. Dr. Whitesides is the Chairman of our Scientific Advisory Board.

J. Michael Ramsey, Ph.D., a co-founder of Caliper and Corporate Research Fellow and Head of the Laser Spectroscopy and Microinstrumentation Group in the Chemical and Analytical Sciences Division at Oak Ridge National Laboratory.

Robert H. Austin, Ph.D., Professor of Physics at Princeton University.

Charles P. Cantor, Ph.D., Professor of Biomedical Engineering and Biophysics at Boston University, and Member of the National Academy of Sciences.

George Church, Ph.D., Senior Investigator at the Howard Hughes Medical Institute at Harvard Medical School.

Jed Harrison, Ph.D., Professor of Analytical Chemistry at the University of Alberta.

Richard Haugland, Ph.D., President and Corporate Research Director of Molecular Probes, Inc.

James W. Jorgenson, Ph.D., Francis P. Venable Professor of Chemistry at the University of North Carolina.

Barry Karger, Ph.D., James L. Waters Chair in Analytical Chemistry and Director of the Barnett Institute of Chemical Analysis and Materials Science at Northeastern University, Boston, Massachusetts.

Butrus T. Khuri-Yakub, Ph.D., Professor of Electrical Engineering at the E.L. Ginzton Laboratory of Stanford University.

Andreas Manz, Ph.D., SmithKline Beecham Chair of Analytical Chemistry at the Imperial College of Science, London.

Stephen D. Senturia, Ph.D., Barton L. Weller Professor of Electrical Engineering at the Massachusetts Institute of Technology.

Christopher T. Walsh, Ph.D., Hamilton Kuhn Professor of Biological Chemistry and Molecular Pharmacology at Harvard Medical School and Member of the National Academy of Sciences.

ITEM 2. PROPERTIES

     Our principal research and development, manufacturing and administrative facilities are currently located in approximately 53,000 square feet of leased space in Mountain View, California. The lease for this space will expire in December 2008. We believe that our current facilities are adequate for our needs through the third quarter of 2000, and we are currently seeking additional facilities to meet our future needs. If we are unable to locate additional facilities, we will be required to delay our planned expansion. Any facilities that we are able to locate and lease may be on terms that are expensive to us, especially since we are located in the Silicon Valley in California where such facilities are in short supply and lease rates are high.

ITEM 3. LEGAL PROCEEDINGS

     On March 22, 1999, we filed a lawsuit in California Superior Court for the County of Santa Clara (Case No. CV 780743), against Aclara Biosciences Inc., a patent attorney named Bertram Rowland and the law firm of Flehr, Hohbach, Test, Albritton and Herbert LLP, alleging that all three defendants misappropriated our trade secrets relating to our business plans, patents and intellectual property strategy. The suit also alleges that Mr. Rowland and Flehr Hohbach committed a breach of the duties they owed to us as our former attorneys. The suit seeks damages and equitable remedies to prevent Aclara, Mr. Rowland and Flehr Hohbach from benefiting from the alleged misappropriation and breach of duties. On January 12, 2000, we filed a lawsuit in the United States District Court for the Northern District of California against Aclara (Case No. C-00-0145CRB(JCS)) alleging that Aclara is infringing four U.S. patents that have been licensed to us by Lockheed Martin Energy Research Corporation, which operates the Department of Energy's Oak Ridge National Laboratory where the inventions were made. These patents cover technology for controlling the flow of materials in microfluidic chips, as well as devices, systems and applications that make use of this technology. We recently amended this complaint to allege that Aclara is infringing another patent we have licensed covering technology for controlling the flow of materials in microfluidic chips. While we believe that our complaints against Aclara and these others are meritorious, we cannot assure you that we will prevail in our actions against any or all of the defendants, or that if we prevail, the damages or equitable remedies awarded, if any, will be commercially valuable. Furthermore, we have incurred and are likely to continue to incur substantial costs and expend substantial personnel time in pursuing our claims against Aclara, Mr. Rowland and Flehr Hohbach.

     On April 23, 1999, Aclara Biosciences filed a lawsuit in United States District Court for the Northern District of California (Case No. C-99-1968BZ) alleging that we are making, using, selling or offering for sale microfluidic devices that infringe United States Patent Number 5,750,015 in willful disregard of Aclara's patent rights. This patent concerns methods and devices for moving molecules by the application of electrical fields. The Aclara action seeks damages for past and future reduced sales or lost profits based upon the making, using, selling and offering for sale of our products and processes, and seeks to enjoin our continued activities relating to these products. This action subjects us to potential liability for damages, including treble damages, and could require us to cease making, using or selling the affected products, or to obtain a license in order to continue to manufacture, use or sell the affected products. While we believe we have meritorious defenses to this action, we cannot assure you that we will prevail in this action nor can we assure you that any license required would be made available on commercially acceptable terms, if at all. Furthermore, we have incurred and are likely to continue to incur substantial costs and expend substantial personnel time in defending against the claims filed by Aclara. Failure to successfully defend ourselves against the Aclara action could have a material adverse effect on our business, financial condition and operating results. For further information on the risks associated with this litigation see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Operating Results -- We are involved in intellectual property litigation with Aclara Biosciences that may hurt our competitive position, may be costly to us and may prevent us from selling our products."

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     In November 1999 we submitted an information statement to our stockholders in connection with our initial public offering asking them to approve certain matters. By action taken by written consent effective as of November 18, 1999, our stockholders approved each of these matters, as set forth below. As of the record date for taking such actions, we had outstanding 24,672,319 shares of our common stock, calculated on an as-if-converted to common stock basis, prior to giving effect to our 1-for-1.56 reverse stock split of our common stock. We did not receive written consents from each stockholder. Set forth below are each of the matters voted upon and the results of the voting from the stockholders that returned written consents to us:

        A. Approval of the Certificate of Amendment to the Certificate of Incorporation to effect the 1-for-1.56 reverse stock split:

Approved:    20,811,441
Disapproved:  0

        B. Approval of the Amendment and Restatement of our Certificate of Incorporation to be effective following our initial public offering:

Approved:    20,803,441
Disapproved:  8,000

        C.   Approval of the Amendment and Restatement of our Bylaws:

Approved:    20,803,441
Disapproved:  8,000

        D. Approval of the form of Indemnity Agreement to be entered into with our Directors and Executive Officers:

Approved:    20,807,441
Disapproved:  4,000

        E. Approval of Adoption of our 1999 Non-Employee Directors' Stock Option Plan:

Approved:    20,811,441
Disapproved:  0

        F.   Approval of Adoption of our 1999 Employee Stock Purchase Plan:

Approved:    20,811,441
Disapproved:  0

        G.  Approval of Adoption of our 1999 Equity Incentive Plan:

Approved:    20,811,441
Disapproved:  0

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

MARKET FOR REGISTRANT'S COMMON EQUITY

     Our common stock has been quoted on the Nasdaq National Market under the symbol "CALP" since our initial public offering in December 1999. Prior to this time, there was no public market for our common stock. The following table shows the high and low sale prices per share of our common stock as reported on the Nasdaq National Market for the periods indicated:

                                                      HIGH      LOW
                                                     ------    ------
FISCAL 1999:
Fourth Quarter (December 15 to 31, 1999)...........  $73.00    $27.81

     As of December 31, 1999, there were approximately 161 holders of our common stock. We have never declared or paid any dividends on our capital stock. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

     The number of shares and price per share presented below have been adjusted to reflect a 1-for-1.56 reverse stock split. Since January 1, 1999, Caliper has sold and issued the following unregistered securities:

          (1) From January 1, 1999 through December 31, 1999, we granted stock options to purchase 1,728,454 shares of our common stock, at exercise prices ranging from $.97 to $14.00 per share, to employees, consultants and directors pursuant to our 1999 Equity Incentive Plan.

          (2) From January 1, 1999 through December 31, 1999, we issued 389,638 shares of our common stock, at prices ranging from $.06 to $.97 per share, to employees, consultants and directors pursuant to outstanding stock options to purchase shares of our common stock.

          (3) From January 1999 to February 1999, we issued 122,986 shares of common stock at $0.36 per share for an aggregate of $44,275 pursuant to the exercise of stock options previously granted outside of our stock option plans.

          (4) From May 1999 to August 1999, we issued 9,294 shares of common stock to 3 individuals for services rendered to Caliper, with an aggregate value of $83,180.

     The sales and issuances of securities described in paragraphs (1), (2) and
(4) above were deemed to be exempt from registration under the Securities Act by virtue of Rule 701 promulgated thereunder in that they were offered and sold either pursuant to a written compensatory benefit plan or pursuant to a written contract relating to compensation, as provided by Rule 701.

     The sale and issuance of securities described in paragraph (3) above were deemed to be exempt from registration under the Securities Act by virtue of
Section 4(2) and/or Regulation D promulgated thereunder.

USE OF PROCEEDS FROM SALES OF REGISTERED SECURITIES

     Our initial public offering of Common Stock was effected through a Registration Statement on Form S-1 (File No. 333-88827) that was declared effective by the SEC on December 14, 1999 and pursuant to which we sold all 5,175,000 shares of our Common Stock registered. We expect to use the net proceeds of $75.9 million in our research and development efforts, product development activities, intellectual property protection and general corporate activities. At December 31, 1999, we had applied none of these net offering proceeds.

     Our initial public offering was completed after all of the shares of Common Stock that were registered were sold. The managing underwriters in the offering were Credit Suisse First Boston Corporation, CIBC

World Markets Corp. and Hambrecht & Quist LLC. The aggregate offering price of the 5,175,000 shares registered and sold was $82.8 million. Of this amount, $5.8 million was paid in underwriting discounts and commissions, and an additional $1.1 million of expenses was incurred through December 31, 1999. None of the expenses were paid, directly or indirectly, to directors, officers or persons owning 10 percent or more of our common stock, or to our affiliates.

ITEM 6. SELECTED FINANCIAL DATA

     The statements of operations data for each of the years ended December 31, 1997, 1998 and 1999, and the balance sheet data as of December 31, 1998 and 1999, have been derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K which have been audited by Ernst & Young LLP, independent auditors. The statement of operations data for the year ended December 31, 1996 and the balance sheet data as of December 31, 1996 and 1997 have been derived from our audited financial statements not included in this Annual Report on Form 10-K. The statements of operations data for the period from inception (July 26, 1995) through December 31, 1995 and the balance sheet data at December 31, 1995 have been derived from our unaudited financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of results to be expected for any future period. The data presented below have been derived from financial statements that have been prepared in accordance with generally accepted accounting principles and should be read with our financial statements, including the notes, and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K.

                                                PERIOD FROM
                                                 INCEPTION
                                              (JULY 26, 1995)
                                                  THROUGH              YEAR ENDED DECEMBER 31,
                                               DECEMBER 31,     --------------------------------------
                                                   1995          1996      1997      1998       1999
                                              ---------------   -------   -------   -------   --------
                                                (UNAUDITED)     (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENTS OF OPERATIONS DATA:
Revenue.....................................      $   --        $   132   $ 2,266   $ 8,155   $ 12,087
Costs and expenses:
  Research and development..................         406          2,734     7,200     9,584     18,415
  General and administrative................         128          1,240     2,478     2,932      5,312
  Amortization of deferred stock
     compensation...........................          --             --        --        --      3,885
  Acquired in-process research and
     development............................          --            978        --        --         --
                                                  ------        -------   -------   -------   --------
Total costs and expenses....................         534          4,952     9,678    12,516     27,612
                                                  ------        -------   -------   -------   --------
Operating loss..............................        (534)        (4,820)   (7,412)   (4,361)   (15,525)
Interest income (expense), net..............          (2)           110     1,131     1,386      1,152
                                                  ------        -------   -------   -------   --------
Net loss....................................        (536)        (4,710)   (6,281)   (2,975)   (14,373)
Accretion on redeemable convertible
  preferred stock...........................          --           (262)   (1,470)   (2,174)    (2,328)
                                                  ------        -------   -------   -------   --------
Net loss attributable to common
  stockholders..............................      $ (536)       $(4,972)  $(7,751)  $(5,149)  $(16,701)
                                                  ======        =======   =======   =======   ========
Net loss per common share, basic and
  diluted...................................      $(1.71)       $ (3.90)  $ (4.38)  $ (2.39)  $  (4.56)
                                                  ======        =======   =======   =======   ========
Shares used in computing net loss per common
  share, basic and diluted..................         313          1,274     1,768     2,157      3,663
Pro forma net loss per share, basic and
  diluted...................................                                                  $  (0.92)
                                                                                              ========
Shares used in computing pro forma net loss
  per share, basic and diluted..............                                                    15,578

                                                                       DECEMBER 31,
                                                  ------------------------------------------------------
                                                     1995        1996       1997       1998       1999
                                                  -----------   -------   --------   --------   --------
                                                  (UNAUDITED)         (IN THOUSANDS)
BALANCE SHEET DATA:
Cash, cash equivalents and marketable
  securities....................................     $  40      $12,450   $ 26,549   $ 31,052   $100,216
Working capital.................................        74       11,783     24,679     21,604     68,310
Total assets....................................        83       13,112     29,107     35,730    108,847
Long-term obligations, less current portion.....        --          417      1,430      2,008      3,906
Redeemable convertible preferred stock..........        --       16,913     38,283     48,716         --
Total stockholders' equity (deficit)............      (536)      (4,986)   (12,665)   (17,654)    97,863

     Accretion on redeemable convertible preferred stock ceased upon conversion of all of the outstanding preferred stock to common stock at the close of our initial public offering in December 1999.

     The financial data as of December 31, 1996 and for the year then ended reflects the acquisition of ChemCore Corporation in February 1996. This acquisition was accounted for as a purchase.

     See Note 1 of notes to our financial statements for an explanation of the determination of the number of shares used in computing per share data.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read with "Selected Financial Data" and our financial statements and notes included elsewhere in this Annual Report on Form 10-K. The discussion in this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this Annual Report on Form 10-K should be read as applying to all related forward-looking statements wherever they appear in this Annual Report on Form 10-K. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to these differences include those discussed in "--Factors Affecting Operating Results" below as well as those discussed elsewhere.

OVERVIEW

     We are a leader in lab-on-a-chip technologies that miniaturize, integrate and automate many laboratory processes. We develop, manufacture and sell our proprietary LabChip systems to pharmaceutical and other companies. We believe our LabChip systems have the potential to assemble the power and reduce the scale of entire laboratories full of equipment and people. From inception in July 1995 through December 1999, our operating activities were primarily devoted to research and development of technologies involving the manipulation of very small amounts of fluid, which are referred to as "microfluidic technologies," and first-generation products such as the Agilent 2100 Bioanalyzer, LabChip kits and our high throughput system, recruiting personnel, business development, raising capital and acquiring assets. In 1999, we recognized revenue from our first product sales when we sold initial versions of our high throughput system for drug screening to our three technology access program customers. In addition, in September 1999, Agilent, our commercial partner, introduced our first LabChip system for use by individual researchers.

     Since our inception, we have incurred significant losses and, as of December 31, 1999, we had an accumulated deficit of $35.1 million, which includes $6.2 million of accretion on redeemable convertible preferred stock. Our losses have resulted principally from costs incurred in research and development, manufacturing scale-up, and from general and administrative costs associated with our operations. We expect to continue to incur substantial research and development, manufacturing scale-up, and general and administrative costs. As a result, we will need to generate significantly higher revenue to achieve profitability.

     Our quarterly operating results will depend upon many factors, including market acceptance of our products, the success and timing of signing new customers to our technology access program, the introduction of new products by our competitors, the timing of commercial availability of new applications for our LabChip technology, and the timing and extent of our research and development efforts. For a more complete discussion of factors that could cause our quarterly operating results to vary, see "-- Factors Affecting Our Operating Results -- Our operating results fluctuate significantly and any failure to meet financial expectations may disappoint securities analysts or investors and result in a decline in our stock price."

     Our revenue has been derived principally from contract revenue earned under our collaboration agreement with Agilent and from our technology access program customers. To a lesser extent, we have derived revenue from the sale of products and government grants. Although we are developing and plan to introduce future products, we cannot assure you that we will be successful in these efforts. To date, we have generated a substantial portion of our revenue from a limited number of sources. Two of our technology access program customers, Amgen and Eli Lilly, and our commercial partner, Agilent, each accounted for in excess of 10% of our revenue in the year ended December 31, 1999. Agilent alone accounted for 50% of our revenue in this period, and the two technology access program customers collectively accounted for 38% of our revenue in this period. Hoffmann-La Roche and Agilent each accounted for 40% of our revenue in the year ended December 31, 1998, and Amgen accounted for 17% of our revenue in this period. Hoffmann-La Roche alone accounted for 94% of our revenue in the year ended December 31, 1997. Although we are seeking to expand our customer base, we cannot assure you that these efforts will be successful.

     Under our agreement, Agilent funds our research and development expenditures related to the collaboration, reimburses us for our costs of supplying chips, and chemicals used in the experiment, which are referred to as "reagents," to Agilent and pays us a share of the gross margin earned on all components of LabChip systems they sell. We recognize revenue related to research and development funding received from Agilent as we actually conduct the related activities. We recognize revenue related to the reimbursement of our costs of supplying chips and reagents to Agilent when we ship these products. We expect to recognize revenue from our share of the gross margin earned on all components of LabChip systems as Agilent ships these products. Agilent has only recently begun marketing and sales efforts for the Agilent 2100 Bioanalyzer. Sales of new and innovative instrumentation such as the Agilent 2100 Bioanalyzer involve a long sales cycle, requiring customer training and demonstration periods. As a result, to date Agilent has not sold a significant number of Agilent 2100 Bioanalyzers, and it is too early for us to predict market acceptance of this technology.

     Under our technology access program agreements, we recognize as revenue non-refundable license fees upon the transfer of a license, subscription fees over the term of the subscription, product sales upon the transfer of title to the customer, and development and support fees in the period in which the costs are incurred. Subscription fees and development and support fees may be received annually or quarterly in advance depending upon the terms of the agreement. Payments received in advance under all of these agreements are recorded as deferred revenue until earned. As of December 31, 1999, a total of $2.2 million of revenue was deferred. We expect to recognize this deferred revenue through the third quarter of year 2000. We are currently evaluating the applicability of SAB 101 to our existing technology access program agreements. If we conclude that the approach described in SAB 101 is more appropriate, we will change our method of accounting effective January 1, 2000 to recognize such fees over the term of the related agreement. The cumulative effect of this change in accounting principle, if made, would be approximately $2.3 million as of January 1, 2000 and would be recognized as a charge in the quarter ended March 31, 2000. The cumulative effect would be recorded as deferred revenue and would be recognized as revenue over the remaining contractual terms of the technology access program agreements.

RESULTS OF OPERATIONS

  Years Ended December 31, 1999 and 1998

     Revenue. Revenue increased to $12.1 million in 1999 from $8.2 million in 1998. Of the $3.9 million increase, $2.8 million was derived from our collaboration with Agilent, which began in May 1998, and $709,000 was derived from our grant from the Advanced Technology Program of the National Institute of Standards and Technology, which began in January 1999. This grant is for $2 million in aggregate and will continue until December 2001. The remaining increase was derived from our technology access program customers.

     Research and Development Expenses. Research and development expenses consist primarily of salaries and related personnel costs, fees paid to consultants and outside service providers for chip development, material costs for prototype and test units, legal expenses resulting from intellectual property prosecution and litigation, and other expenses related to the design, development, testing, and enhancement of our products. We expense our research and development costs as they are incurred. Research and development expenses increased to $18.4 million during 1999 from $9.6 million in 1998. The increase of $8.8 million was attributable to continued growth of research and development activities, including $3.7 million related to increased personnel and services to support our technology access program and initial product launches, $1.9 million for costs related to intellectual property protection, $1.8 million related to higher operating expenses as a result of our move to a larger facility in January 1999, $1.0 million for supplies required to assemble, build and test prototype LabChip systems and the remainder due to expansion in operating activities. We expect research and development spending to increase significantly over the next several years as we expand our research and product development efforts.

     General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, recruiting expenses, professional fees, and other corporate expenses including business development and general legal activities. General and administrative expenses increased to $5.3 million during 1999 from $2.9 million in 1998. The increase of $2.4 million was due to $1.7 million related to compensation for general and administrative personnel,

$425,000 related to higher operating expenses as a result of our move to a larger facility in January 1999, and $349,000 related to recruiting and relocation of key personnel. We expect general and administrative expenses to continue to increase over the next several years to support our growing business activities, the commercialization of our products, and due to the costs associated with operating a public company.

     Amortization of Deferred Stock Compensation. Deferred stock compensation represents the difference between the deemed fair value of our common stock for accounting purposes and the exercise price of options at the date of grant. During 1998 and 1999, we recorded deferred stock compensation totaling $13.2 million. This amount is being amortized over the respective vesting periods of the individual stock options using the graded vesting method. We recorded amortization of deferred compensation of $3.9 million for 1999. We expect to record amortization expense for deferred compensation as follows: $4.6 million during 2000, $2.5 million during 2001, $1.4 million during 2002, $670,000 during 2003 and $122,000 during 2004. The amount of deferred compensation expense to be recorded in future periods may decrease if unvested options for which deferred compensation has been recorded are subsequently canceled.

     Interest Income (Expense), Net. Net interest income consists of income from our cash and investments offset by expenses related to our financing obligations. Net interest income decreased to $1.2 million in 1999 from net interest income of $1.4 million in 1998. This decrease resulted from higher financing obligation balances.

     Income Taxes. As of December 31, 1999, we had federal and California net operating loss carryforwards of approximately $20.2 million and $1.4 million. We also had federal and California research and other development tax credit carryforwards of approximately $900,000 and $500,000. The net operating loss and credit carryforwards will expire at various dates beginning on 2000 through 2019, if not utilized. Utilization of the net operating losses and credits may be substantially limited due to the change in ownership provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

     As of December 31, 1999 and 1998, we had deferred tax assets of approximately $10.5 million and $6.3 million. The net deferred tax asset has been fully offset by a valuation allowance. The net valuation allowance increased by $4.2 million during the year ended December 31, 1999. Deferred tax assets relate primarily to net operating loss carryforwards, research credit carryforwards, and capitalized research and development costs.

  Years Ended December 31, 1998 and 1997

     Revenue. Revenue increased to $8.2 million in 1998 from $2.3 million in 1997. Of the $5.9 million increase, $3.2 million was due to revenue received through the collaboration agreement with Agilent entered into in May 1998, and $2.6 million was due to revenue received through technology access program agreements with Hoffmann-La Roche and Amgen, which we entered into at the end of 1998.

     Research and Development Expenses. Our research and development expenses increased to $9.6 million in 1998 from $7.2 million in 1997. The increase of $2.4 million was due to $1.4 million related to compensation for additional scientific personnel, $503,000 due to supplies required to assemble, build and test prototypes of LabChip systems, $357,000 for costs related to intellectual property protection and the remaining balance due to expansion in our operating activities.

     General and Administrative Expenses. General and administrative expenses increased to $2.9 million in 1998 from $2.5 million in 1997. The increase was due to hiring of additional personnel to support our growing business activities.

     Interest Income (Expense), Net. Net interest income increased to $1.4 million in 1998 from $1.1 million in 1997. This increase was due to increases in cash and investment balances as a result of our equity financing in May 1998.

LIQUIDITY AND CAPITAL RESOURCES

     We have financed our operations from inception primarily through equity sales, contract and milestone payments to us under our collaboration and technology access program agreements, and equipment financing arrangements. As of December 31, 1999, we had received net proceeds of $119.7 million from issuances of common and preferred stock which includes $75.9 million raised from our initial public offering in December 1999. In addition, from inception through December 31, 1999 we had received $23.8 million from collaborations, technology access program customers and government grants and had financed equipment purchases and leasehold improvements totaling approximately $7.2 million. We have used leases and loans to finance capital expenditures. As of December 31, 1999, we had $5.1 million in capitalized lease obligations. These obligations are secured by the equipment financed, bear interest at a weighted-average fixed rate of approximately 10.6%, and are due in monthly installments through June 2004. Under the terms of one equipment financing agreement, the financed equipment may be purchased by us at a fair value at the end of the financing term. Other equipment financing agreements require a balloon payment at the end of each loan term.

     As of December 31, 1999, we had $100.2 million in cash, cash equivalents and marketable securities, as compared to $31.1 million as of December 31, 1998. We used $5.2 million for operations in 1999. This consisted of the net loss for the period of $14.4 million offset in part by non-cash charges of $5.9 million related to amortization of deferred stock compensation, stock options issued to non-employees and depreciation and amortization expense, and $3.3 million of working capital changes. Net cash used in investing activities was $33.6 million for 1999, consisting primarily of purchases of available for sale investments offset by proceeds from sales and maturities of available for sale investments, as well as capital expenditures. We received $78.4 million from financing activities for 1999, which consisted principally of $75.9 million net proceeds from our initial public offering and $3.4 million from equipment financing, offset in part by repayments of equipment financing arrangements of $1.2 million. See Note 6 of notes to our financial statements.

     In January 1999 we entered into a $2.5 million financing arrangement for the purchase of property and equipment. As of December 31, 1999, we had drawn down approximately $1.6 million and had $855,000 remaining available under this arrangement. As of December 31, 1999, we had $5.1 million in capitalized lease obligations outstanding compared to $2.9 million at December 31, 1998. See Note 6 of notes to our financial statements.

     Our capital requirements depend on numerous factors, including market acceptance of our products, the resources we devote to developing and supporting our products, and other factors. We expect to devote substantial capital resources to continue our research and development efforts, to expand our support and product development activities, and for other general corporate activities. We believe that our current cash balances, together with the revenue to be derived from our collaboration with Agilent and our technology access program agreements will be sufficient to fund our operations at least through the year 2001. During or after this period, if cash generated by operations is insufficient to satisfy our liquidity requirements, we may need to sell additional equity or debt securities or obtain additional credit arrangements. Additional financing may not be available on terms acceptable to us or at all. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders.

IMPACT OF INFLATION

     The effect of inflation and changing prices on our operations was not significant during the periods presented.

RECENT ACCOUNTING PRONOUNCEMENTS

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 -- Revenue Recognition in Financial Statements ("SAB 101") which, among other things, describes the SEC Staff's position on the recognition of certain nonrefundable upfront fees received in connection with research collaborations. We are currently evaluating the applicability of SAB 101 to our existing technology access program agreements. If we conclude that the approach described in SAB 101 is more appropriate, we will change our method of accounting effective January 1, 2000 to recognize such fees over the term of the related agreement. The cumulative effect of this change in accounting principle, if made, would be approximately $2.3 million as of January 1, 2000 and would be recognized as a charge in the quarter ended March 31, 2000. The cumulative effect would be recorded as deferred revenue and would be recognized as revenue over the remaining contractual terms of the technology access program agreements.

     In June 1998, the Financial Accounting Standards Board issued FAS No. 133, Accounting for Derivative Instruments and Hedging Activities. FAS No. 133, as amended, establishes methods for derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. We are required to adopt FAS No. 133 effective January 1, 2001. Because we do not currently hold any derivative instruments and do not engage in hedging activities, we do not currently believe that the adoption of FAS No. 133, as amended, will have a significant impact on our financial position, results of operations or cash flows.

YEAR 2000

     We have not experienced any problems with our computer systems relating to such systems being unable to recognize appropriate dates related to the year 2000. We are also not aware of any material problems with our clients or vendors. Accordingly, we do not anticipate incurring material expenses or experiencing any material operational disruptions as a result of any year 2000 issues.

FACTORS AFFECTING OPERATING RESULTS

OUR LABCHIP SYSTEMS MAY NOT ACHIEVE MARKET ACCEPTANCE, WHICH COULD CAUSE OUR REVENUE TO DECLINE.

     Our technologies are still in the early stages of development, and our LabChip systems incorporating these technologies have only recently been made commercially available. If our LabChip systems do not gain market acceptance, we will be unable to generate sales and our revenue will decline. The commercial success of our LabChip systems will depend upon market acceptance of the merits of our LabChip systems by pharmaceutical and biotechnology companies, academic research centers and other companies that rely upon laboratory experimentation. We have not yet demonstrated these benefits. Market acceptance will depend on many factors, including:

     - our ability to demonstrate the advantages and potential economic value of our LabChip systems over alternative well-established technologies and products

     - the extent of Agilent's efforts to market the Agilent 2100 Bioanalyzer

     - our ability to market our high throughput systems through our technology access program

     Because the products comprising our LabChip systems have been in operation for a limited period of time, their accuracy, reliability, ease of use and commercial value have not been fully established. If the initial Agilent 2100 Bioanalyzer customers or our initial technology access program customers do not approve of our initial LabChip systems because these systems fail to generate the quantities and quality of data they expect, are too difficult or costly to use, or are otherwise deficient, market acceptance of these LabChip systems would suffer and we may not be able to generate further sales. We cannot assure you that these customers' efforts to put our LabChip systems into use will continue or will be expeditious or effective. Potential customers for our high throughput systems may also wait for indications from our three initial technology access program customers that our high throughput systems work effectively and generate substantial benefits. Further, non-acceptance by the market of our initial LabChip systems could undermine not only those systems but subsequent LabChip systems as well.

WE EXPECT TO INCUR FUTURE OPERATING LOSSES AND MAY NOT ACHIEVE PROFITABILITY.

     We have experienced significant operating losses each year since our inception and expect to incur substantial additional operating losses for at least the next two years, primarily as a result of expected increases in expenses for manufacturing capabilities, research and product development costs and general and administrative costs. We may never achieve profitability. For example, we experienced net losses of approximately $6.3 million in 1997, $3.0 million in 1998 and $14.4 million in 1999. As of December 31, 1999, we had an accumulated deficit of approximately $35.1 million, which includes $6.2 million of accretion on redeemable convertible preferred stock. Our losses have resulted principally from costs incurred in research and development and from general and administrative costs associated with our operations. These costs have exceeded our revenue and interest income which, to date, have been generated principally from collaborative research and development agreements, technology access fees, cash and investment balances and, to a lesser extent, product sales and government grants.

OUR OPERATING RESULTS FLUCTUATE SIGNIFICANTLY AND ANY FAILURE TO MEET FINANCIAL EXPECTATIONS MAY DISAPPOINT SECURITIES ANALYSTS OR INVESTORS AND RESULT IN A DECLINE IN OUR STOCK PRICE.

     Our quarterly operating results have fluctuated significantly in the past and we expect they will fluctuate in the future as a result of many factors, some of which are outside of our control. For example, our revenues have varied dramatically as a result of the timing of fees obtained under our technology access program, as these fees are comparatively large and are recognized unevenly over time. It is possible that in some future quarter or quarters, our operating results will be below the expectations of securities analysts or investors. In this event, the market price of our common stock may fall abruptly and significantly. Because our revenue and operating results are difficult to predict, we believe that period-to-period comparisons of our results of operations are not a good indication of our future performance.

     If revenue declines in a quarter, whether due to a delay in recognizing expected revenue or otherwise, our earnings will decline because many of our expenses are relatively fixed. In particular, research and development and general and administrative expenses are not affected directly by variations in revenue.

WE ARE INVOLVED IN INTELLECTUAL PROPERTY LITIGATION WITH ACLARA BIOSCIENCES THAT MAY HURT OUR COMPETITIVE POSITION, MAY BE COSTLY TO US AND MAY PREVENT US FROM SELLING OUR PRODUCTS.

     Our suits against Aclara are costly to litigate and if we are not successful then we will not recover these costs. We have filed a suit against Aclara Biosciences, Inc. and our former patent counsel alleging that they misappropriated our trade secrets, and that our former patent counsel breached their duties to us as our attorneys. We also filed suit against Aclara in January 2000 alleging Aclara is infringing certain patent rights licensed to us. We may not be successful in our lawsuits against them, in which case we will have incurred substantial litigation costs that we will not recover.

     If we lose Aclara's suit against us it will hurt our competitive position, may be costly to us and may prevent us from selling our products. In addition, subsequent to the filing of our first suit, Aclara sued us claiming we are infringing one of its patents with our LabChip systems that use electrical charges to move fluids and chemicals through the channels of the chip. If we lose this case, we will need to obtain from Aclara a license to this technology in order to continue to market our products that have been found to infringe Aclara's patent, which may include all products currently marketed by Agilent. This license could be expensive, or could require us to license to Aclara some of our technology which would result in a partial loss of our competitive advantage in the marketplace, each of which could seriously harm our ability to conduct our business, and hurt our financial condition and results of operations. We believe that we have meritorious defenses in this action. However, litigation is unpredictable and we may not prevail with any of these defenses. If Aclara is successful in its suit against us and is unwilling to grant us a license, we will be required to stop selling our products that are found to infringe Aclara's patent unless we can redesign them so they do not infringe Aclara's patent, which we may be unable to do. In addition, if we lose the patent suit, we could be required to pay Aclara damages, including treble damages, which could be substantial and seriously harm our financial position.

     This litigation will be expensive to us, may be protracted and our confidential information may be compromised. Whether or not we are successful in these lawsuits, we expect this litigation to consume substantial amounts of our financial and managerial resources. At any time Aclara may file additional claims against Caliper, or we may file additional claims against Aclara, which could increase the risk, expense and duration of the litigation. Further, because of the substantial amount of discovery required in connection with this type of litigation, there is a risk that some of our confidential information could be compromised by disclosure. For more information on our litigation with Aclara, see "Item 3. Legal Proceedings."

PUBLIC ANNOUNCEMENTS OF LITIGATION EVENTS WITH ACLARA BIOSCIENCES MAY HURT OUR STOCK PRICE.

     During the course of our lawsuits with Aclara there may be public announcements of the results of hearings, motions, and other interim proceedings or developments in the litigation. If securities analysts or investors perceive these results to be negative, it could have a substantial negative effect on the trading price of our stock.

IF AGILENT DETERMINES THAT WE MAY BE VIOLATING A THIRD-PARTY PATENT, IT MAY TERMINATE SALES OF THE AGILENT 2100 BIOANALYZER, WHICH WILL DECREASE OUR REVENUE.

     Under our collaboration agreement with Agilent, Agilent may elect at any time to stop developing, manufacturing or distributing any product that it reasonably determines, on the advice of counsel, poses a substantial risk of infringing a third-party patent. For example, if we lose the Aclara litigation, or if any adverse developments occur during the course of this litigation, or if any other third-party claims that we are violating their patent, then Agilent may terminate marketing and selling of the Agilent 2100 Bioanalyzer system, which Agilent began marketing in September 1999, which will decrease our future revenue.

OUR PRODUCTS COULD INFRINGE ON THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS, WHICH MAY CAUSE US TO ENGAGE IN COSTLY LITIGATION AND, IF WE ARE NOT SUCCESSFUL, COULD ALSO CAUSE US TO PAY SUBSTANTIAL DAMAGES AND PROHIBIT US FROM SELLING OUR PRODUCTS.

     Third parties may assert infringement or other intellectual property claims against us, such as in the Aclara litigation described above and under "Item 3. Legal Proceedings." We may have to pay substantial damages, including treble damages, for past infringement if it is ultimately determined that our products infringe a third party's proprietary rights. Further, we may be prohibited from selling our products before we obtain a license, which, if available at all, may require us to pay substantial royalties. Even if these claims are without merit, defending a lawsuit takes significant time, may be expensive and may divert management attention from other business concerns. We are aware of third-party patents that may relate to our technology or potential products. We have also been notified that third parties have attempted to provoke an interference with one issued U.S. patent that we have exclusively licensed to determine the priority of inventions. Any public announcements related to litigation or interference proceedings initiated or threatened against us could cause our stock price to decline.

WE MAY NEED TO INITIATE LAWSUITS TO PROTECT OR ENFORCE OUR PATENTS, WHICH WOULD BE EXPENSIVE AND, IF WE LOSE, MAY CAUSE US TO LOSE SOME OF OUR INTELLECTUAL PROPERTY RIGHTS, WHICH WOULD REDUCE OUR ABILITY TO COMPETE IN THE MARKET.

     We rely on patents to protect a large part of our intellectual property and our competitive position. In order to protect or enforce our patent rights, we may initiate patent litigation against third parties, such as our patent infringement suit against Aclara described above and under "Item 3. Legal Proceedings." These lawsuits could be expensive, take significant time, and could divert management's attention from other business concerns. They would put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing. We may also provoke these third parties to assert claims against us. Patent law relating to the scope of claims in the technology fields in which we operate is still evolving and, consequently, patent positions in our industry are generally uncertain. We cannot assure you that we will prevail in any of these suits or that the damages or other remedies awarded, if any, will be commercially valuable. During the course of these suits, there may be public announcements of the results of hearings, motions and other interim proceedings or developments in the litigation. If securities analysts or investors perceive any of these results to be negative, it could cause our stock to decline.

THE RIGHTS WE RELY UPON TO PROTECT OUR INTELLECTUAL PROPERTY UNDERLYING OUR PRODUCTS MAY NOT BE ADEQUATE, WHICH COULD ENABLE THIRD PARTIES TO USE OUR TECHNOLOGY AND WOULD REDUCE OUR ABILITY TO COMPETE IN THE MARKET.

     In addition to patents, we rely on a combination of trade secrets, copyright and trademark laws, nondisclosure agreements and other contractual provisions and technical measures to protect our intellectual property rights. Nevertheless, these measures may not be adequate to safeguard the technology underlying our products. If they do not protect our rights, third parties could use our technology, and our ability to compete in the market would be reduced. In addition, employees, consultants and others who participate in the development of our products may breach their agreements with us regarding our intellectual property, and we may not have adequate remedies for the breach. We also may not be able to effectively protect our intellectual property rights in some foreign countries. For a variety of reasons, we may decide not to file for patent, copyright or trademark protection outside of the United States. We also realize that our trade secrets may become known through other means not currently foreseen by us. Notwithstanding our efforts to protect our intellectual property, our competitors may independently develop similar or alternative technologies or products that are equal or superior to our technology and products without infringing on any of our intellectual property rights or design around our proprietary technologies. For further information on our intellectual property and the difficulties in protecting it, see "Item 1. Business -- Intellectual Property."

IF WE DO NOT SUCCESSFULLY INTRODUCE NEW PRODUCTS AND EXPAND THE RANGE OF APPLICATIONS FOR OUR LABCHIP SYSTEMS, WE MAY EXPERIENCE A DECLINE IN REVENUE OR SLOW REVENUE GROWTH AND MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY.

     We intend to develop LabChip systems with increasingly high throughput capabilities and develop a broad range of applications for our LabChip technology. If we are unable to do so, our LabChip systems may not become widely used and we may experience a decline in revenue or slow revenue growth and may not achieve or maintain profitability.

     In order for our high throughput systems to achieve the levels of throughput necessary to meet customers' demands, we need to develop and manufacture Sipper chips with more than one capillary, which we may not be able to do. Our current high throughput systems operate with Sipper chips with only one capillary, a small glass tube used to draw compounds into the chip. In order to achieve the levels of throughput that our customers desire, we will need to develop a LabChip system accommodating multiple capillaries, which we may not be able to do. If we cannot cost-effectively deliver chips with multiple capillaries, we may not be able to attract new customers to purchase our high throughput systems, which would seriously harm our future prospects. Further, our existing technology access program customers may decide not to renew their annual access subscriptions, which would seriously reduce our revenue.

     We must develop new applications for existing LabChip instruments, which we may not be able to do. The Agilent 2100 Bioanalyzer uses LabChip kits that we specifically design for each application. We currently have LabChip kits commercially available for only three applications relating to DNA and RNA sizing and quantification. DNA and RNA are commonly used acronyms for chemicals that contain, or transmit, genetic information in living things. We currently are developing LabChip kits for other applications. If we are unable to develop LabChip kits for specific applications required by potential customers, those customers will not purchase the Agilent 2100 Bioanalyzer.

     We must also continue to develop applications for our high throughput systems. If we are not able to complete the development of these applications, or if we experience difficulties or delays, we may lose our current technology access program customers and may not be able to obtain new customers.

WE RELY HEAVILY ON AGILENT TO MANUFACTURE, MARKET AND DISTRIBUTE THE AGILENT 2100 BIOANALYZER. IF AGILENT FAILS TO PERFORM UNDER OUR AGREEMENT OR SUCCESSFULLY COMMERCIALIZE OUR COLLABORATIVE PRODUCTS, OUR REVENUE FROM THE AGILENT 2100 BIOANALYZER MAY NOT BE MATERIAL AND WE MAY LOSE THE DEVELOPMENT FUNDING WE CURRENTLY RECEIVE FROM AGILENT.

     Agilent manufactures, markets and distributes the Agilent 2100 Bioanalyzer under an agreement we entered into in May 1998. We also rely on Agilent for significant financial and technical contributions in the development of products covered by the agreement. Our ability to develop, manufacture and market these products successfully depends significantly on Agilent's performance under this agreement. Agilent has only recently begun its marketing and sales efforts for the Agilent 2100 Bioanalyzer. Sales of new and innovative instrumentation such as the Agilent 2100 Bioanalyzer involve a long sales cycle, requiring customer training and demonstration periods. As a result, to date Agilent has not sold a significant number of Agilent 2100 Bioanalyzers, and it is too early for us to predict market acceptance of this technology. If Agilent experiences manufacturing or distribution difficulties, does not actively market the Agilent 2100 Bioanalyzer, or does not otherwise perform under this agreement, our revenue from the Agilent 2100 Bioanalyzer may not be material. In addition, Agilent may terminate the agreement at their discretion at any time after May 2001. If Agilent terminates this agreement, we would need to obtain development funding from other sources, and we may be required to find one or more other collaborators for the development and commercialization of our products. Our inability to enter into agreements with commercialization partners or develop our own marketing, sales, and distribution capabilities would increase costs and impede the commercialization of our products.

AGILENT MAY COMPETE WITH US IF OUR COLLABORATION TERMINATES AFTER MAY 2003, WHICH COULD REDUCE THE POTENTIAL REVENUE FROM OUR INDEPENDENT PRODUCT SALES.

     Under the terms of our agreement with Agilent, if they, or we, terminate our agreement after May 2003, we will grant to Agilent a non-exclusive license to our LabChip technologies as then developed for use in the research products field. Consequently, there is the possibility that we may experience competition from Agilent after May 2003, which would reduce our ability to sell products independently or through other commercial partners. See "Item 1.
Business -- Commercialization -- Strategic Alliance with Agilent" for a further description of the terms of our collaboration with Agilent.

WE HAVE LIMITED EXPERIENCE IN MANUFACTURING OUR PRODUCTS AND MAY ENCOUNTER MANUFACTURING PROBLEMS OR DELAYS WHICH COULD RESULT IN LOST REVENUE.

     Although Agilent manufactures the Agilent 2100 Bioanalyzer, we manufacture the chips used in this instrument and also currently manufacture instruments and Sipper chips for our high throughput systems. We currently have limited manufacturing capacity for our LabChip systems and products and experience variability in manufacturing yields for chips, particularly Sipper chips. If we fail to deliver chips and high throughput screening products in a timely manner, our relationships with our customers could be seriously harmed, and revenue would decline. We currently have one manufacturing facility located in Mountain View, California. The actual number of chips we are able to sell or use depends in part upon the manufacturing yields for these chips. We have only recently begun to manufacture significant numbers of Sipper chips and are continuing to develop our quality control procedures for these chips. In order to offer Sipper chips with multiple capillaries for ultra high throughput applications, we will need to achieve consistently high yields in the process of inserting capillaries. We cannot assure you that manufacturing or quality control problems will not arise as we attempt to scale-up our production of chips or that we can scale-up manufacture and quality control in a timely manner or at commercially reasonable costs. If we are unable to consistently manufacture Sipper chips or chips for the Agilent 2100 Bioanalyzer on a timely basis because of these or other factors, our product sales will decline. We are currently manufacturing high throughput instruments in-house, in limited volumes and with largely manual assembly. If demand for our high throughput instruments increases, we will either need to expand our in-house manufacturing capabilities or outsource to Agilent or other manufacturers.

IF A NATURAL DISASTER STRIKES OUR MANUFACTURING FACILITY WE WOULD BE UNABLE TO MANUFACTURE OUR PRODUCTS FOR A SUBSTANTIAL AMOUNT OF TIME AND WE WOULD EXPERIENCE LOST REVENUE.

     We rely on a single manufacturing facility to produce our chips and high throughput systems, and have no alternative facilities. The facility and some pieces of manufacturing equipment are difficult to replace and could require substantial replacement lead-time. Our manufacturing facility may be affected by natural disasters such as earthquakes and floods. Earthquakes are of particular significance since the manufacturing facility is located in Mountain View, California, an earthquake-prone area. In the event our existing manufacturing facility or equipment is affected by man-made or natural disasters, we would be unable to manufacture products for sale, meet customer demands or sales projections. If our manufacturing operations were curtailed or ceased, it would seriously harm our business.

BECAUSE A SMALL NUMBER OF CUSTOMERS AND AGILENT HAVE ACCOUNTED FOR, AND ARE LIKELY TO CONTINUE TO ACCOUNT FOR, A SUBSTANTIAL PORTION OF OUR REVENUE, OUR REVENUE COULD DECLINE DUE TO THE LOSS OF ONE OF THESE CUSTOMERS OR THE TERMINATION OF OUR AGREEMENT WITH AGILENT.

     Historically we have had very few customers and one commercial partner, Agilent, from which we have derived the majority of our revenue and, if we were to lose any one of these, our revenue would decrease substantially. Agilent and two customers accounted for 88% of total revenue in 1999, and two customers and Agilent accounted for 97% of total revenue in 1998. We and Agilent introduced the Agilent 2100 Bioanalyzer system in September 1999 and have not yet derived significant revenue from the sale of this product on a commercial scale. Although we anticipate that the introduction of the Agilent 2100 Bioanalyzer system will expand our revenue base, we expect that we will continue to rely on our large customers and on Agilent for the majority of our revenue.

FAILURE TO RAISE ADDITIONAL CAPITAL OR GENERATE THE SIGNIFICANT CAPITAL NECESSARY TO EXPAND OUR OPERATIONS AND INVEST IN NEW PRODUCTS COULD REDUCE OUR ABILITY TO COMPETE AND RESULT IN LOWER REVENUE.

     We anticipate that our existing capital resources will enable us to maintain currently planned operations through at least the year 2001. However, we premise this expectation on our current operating plan, which may change as a result of many factors. Consequently, we may need additional funding sooner than anticipated. Our inability to raise capital would seriously harm our business and product development efforts. In addition, we may choose to raise additional capital due to market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of these securities could result in dilution to our stockholders.

     We currently have no credit facility or committed sources of capital other than an equipment lease line with $855,000 unused and available as of December 31, 1999. To the extent operating and capital resources are insufficient to meet future requirements, we will have to raise additional funds to continue the development and commercialization of our technologies. These funds may not be available on favorable terms, or at all. If adequate funds are not available on attractive terms, we may be required to curtail operations significantly or to obtain funds by entering into financing, supply or collaboration agreements on unattractive terms.

WE DEPEND ON OUR KEY PERSONNEL, THE LOSS OF WHOM WOULD IMPAIR OUR ABILITY TO COMPETE.

     We are highly dependent on Daniel L. Kisner, M.D., our President and Chief Executive Officer, and our three founding executive officers, Calvin Y. H. Chow, Michael R. Knapp, Ph.D. and J. Wallace Parce, Ph.D., as well as the other principal members of our management and scientific staff. The loss of services of any of these persons could seriously harm our product development and commercialization efforts. In addition, research, product development and commercialization will require additional skilled personnel in areas such as chemistry and biology, software engineering and electronic engineering. Our business is located in Silicon Valley, California, where demand for personnel with these skills is extremely high and is likely to remain high. As a result, competition for and retention of personnel, particularly for employees with technical expertise, is intense and the turnover rate for these people is high. If we are unable to hire, train and retain a sufficient number of qualified employees, our ability to conduct and expand our business could be seriously reduced. The inability to retain and hire qualified personnel could also hinder the planned expansion of our business.

POTENTIAL ACQUISITIONS MAY HAVE UNEXPECTED CONSEQUENCES OR IMPOSE ADDITIONAL COSTS ON US.

     Our business is dependent upon growth in the market for microfluidic products and our ability to enhance our existing products and introduce new products on a timely basis. One of the ways we may address the need to develop new products is through acquisitions of complementary businesses and technologies. From time to time, we may consider and evaluate potential acquisitions or business combinations, which may include a possible merger or consolidation of our business with another entity. We may engage in discussions relating to these types of transactions in the future. Acquisitions involve numerous risks, including the following:

     - difficulties in integration of the operations, technologies, and products of the acquired companies

     - the risk of diverting management's attention from normal daily operations of the business

     - accounting consequences, including charges for in-process research and development expenses, resulting in variability in our quarterly earnings

     - potential difficulties in completing projects associated with purchased in-process research and development

     - risks of entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions

     - the potential loss of key employees of the acquired company

     - the assumption of unforeseen liabilities of the acquired company

We cannot assure you that future acquisitions or business combinations in which we are involved, if any, will be successful and will not adversely affect our financial condition or results of operations. Failure to manage growth effectively and successfully integrate acquisitions we make could harm our business and operating results.

RISKS RELATED TO OWNING OUR COMMON STOCK

OUR STOCK PRICE IS EXTREMELY VOLATILE, AND YOU COULD LOSE A SUBSTANTIAL PORTION OF YOUR INVESTMENT.

     Our stock has been trading on the Nasdaq National Market only since mid-December 1999. We initially offered our common stock to the public at $16.00 per share. Since then our stock price has been extremely volatile and has ranged, through March 13, 2000, from a low of approximately $27.81 per share to a high of $202.00 per share. Our stock price may drop substantially following an investment in our common stock. We expect that our stock price will remain volatile as a result of a number of factors, including:

     - announcements by analysts regarding their assessment of Caliper and its prospects

     - announcements of events regarding our litigation with Aclara

     - announcements of our financial results, particularly if they differ from investors' expectations

     - general market volatility for technology stocks

CONCENTRATION OF OWNERSHIP AMONG OUR EXISTING EXECUTIVE OFFICERS, DIRECTORS AND PRINCIPAL STOCKHOLDERS MAY PREVENT NEW INVESTORS FROM INFLUENCING SIGNIFICANT CORPORATE DECISIONS.

     Our directors, entities affiliated with our directors, and our executive officers beneficially own, in the aggregate approximately 29.08% of our outstanding common stock. These stockholders as a group are able to substantially influence the management and affairs of Caliper and, if acting together, would be able to influence most matters requiring the approval by our stockholders, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The concentration of ownership may also delay or prevent a change of control of Caliper at a premium price if these stockholders oppose it.

PROVISIONS OF OUR CHARTER DOCUMENTS AND DELAWARE LAW MAY INHIBIT A TAKEOVER, WHICH COULD LIMIT THE PRICE INVESTORS MIGHT BE WILLING TO PAY IN THE FUTURE FOR OUR COMMON STOCK.

     Provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing an acquisition, merger in which we are not the surviving company or changes in our management. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law. These provisions may prohibit large stockholders, in particular those owning 15% or more of the outstanding voting stock, from consummating a merger or combination including us. These provisions could limit the price that investors might be willing to pay in the future for our common stock.

THERE IS A LARGE NUMBER OF SHARES THAT MAY BE SOLD IN THE MARKET, WHICH MAY DEPRESS THE MARKET PRICE OF OUR COMMON STOCK.

     Sales of a substantial number of shares of our common stock in the public market could cause the market price of our common stock to decline. If there are more shares of our common stock offered for sale than buyers are willing to purchase, then the market price of our common stock may decline to a market price at which buyers are willing to purchase the offered shares of common stock and sellers remain willing to sell the shares. The number of shares of common stock available for sale in the public market is limited by restrictions under federal securities law and under lock-up agreements that our stockholders have entered into with the underwriters and with us in connection with our initial public offering. Those lock-up agreements restrict our stockholders from selling, pledging our otherwise disposing of their shares prior to June 12, 2000 without the prior written consent of Credit Suisse First Boston Corporation. However, Credit Suisse First Boston Corporation may, in its sole discretion, release all or any portion of the common stock from the restrictions of the lock-up agreements. The following table indicates approximately when the 15,827,095 shares of our common stock outstanding as of December 31, 1999 which are subject to transfer restrictions will be eligible for sale into the public market:

       DAY RESTRICTIONS          SHARES ELIGIBLE
          WILL LAPSE                FOR SALE                      COMMENT
       ----------------          ---------------                  -------
June 12, 2000..................    15,458,126      Lock-up released: shares saleable
                                                   under Rules 144 and 701

     368,969 shares were not subject to lock-up and were saleable under Rules 144 and 701.

     Additionally, approximately 260,529 shares will be issuable upon the exercise of vested stock options outstanding on December 31, 1999.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. Declines of interest rates over time will reduce our interest income from our investments. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities.

     The table below presents our investment portfolio by expected maturity and related weighted average interest rates at December 31, 1999:

                                                                        FAIR
                                     2000       2001       TOTAL       VALUE
                                    -------    -------    --------    --------
Money market fund.................  $44,772         --    $ 44,772    $ 44,772
Average interest rate.............      6.7%        --         6.7%

Available for sale marketable
  securities......................  $28,512    $27,065    $ 55,577    $ 55,444
Average interest rate.............      6.5%       6.8%        6.7%

Total securities..................  $73,284    $27,065    $100,349    $100,216
Average interest rate.............      6.6%       6.8%        6.7%

     Our equipment financings, amounting to $5.1 million as of December 31, 1999, are all at fixed rates and therefore, have minimal exposure to changes in interest rates.

     We have operated primarily in the United States and all sales to date have been made in U.S. dollars. Accordingly, we have not had any material exposure to foreign currency rate fluctuations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Report of Independent Auditors, Financial Statements and Notes to Financial Statements begin on page F-1 immediately following the signature page and are incorporated here by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning our directors is incorporated by reference to the section entitled "Proposal 1 -- Election of Directors" contained in our definitive Proxy Statement with respect to our Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than April 29, 2000 (the "Proxy Statement"). Information concerning our Executive Officers is set forth under "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K and is incorporated here by reference. Information concerning compliance with Section 16(a) of the Exchange Act of 1934 is incorporated by reference to the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" contained in our Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

     Information concerning executive compensation is incorporated by reference to the sections entitled "Executive Compensation" contained in our Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information concerning the security ownership of certain beneficial owners and management is incorporated by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" contained in our Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information concerning certain relationships is incorporated by reference to the section entitled "Certain Transactions" contained in our Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as a part of this report:

        (1) FINANCIAL STATEMENTS:

                                                                          PAGE
                                                                          ----
            Report of Independent Auditors..............................  F-2
            Balance Sheets at December 31, 1999 and 1998................  F-3
            Statements of Operations -- Fiscal Years Ended December 31,
              1999, 1998 and 1997.......................................  F-4
            Statements of Redeemable Convertible Stock and Stockholders'
              Equity (deficit) -- Fiscal Years Ended December 31, 1999,
              1998, and 1997............................................  F-5
            Statements of Cash flows -- Fiscal Years Ended December 31,
              1999, 1998, and 1997......................................  F-6
            Notes to Financial Statements...............................  F-7

        (2) FINANCIAL STATEMENT SCHEDULES:

           All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto

        (3) EXHIBITS:

          EXHIBIT
          NUMBER                         DESCRIPTION OF DOCUMENT
        -----------                      -----------------------
         3.1(1)        Amended and Restated Certificate of Incorporation of
                       Caliper.
         3.2(2)        Bylaws of Caliper.
         4.1           Reference is made to Exhibits 3.1 and 3.2.
         4.2(3)        Specimen Stock Certificate.
        10.1(3)        Lease Agreement, dated December 1, 1998, between Caliper and
                       605 East Fairchild Associates, L.P.
        10.2(3)(4)     1996 Equity Incentive Plan.
        10.3(3)(4)     1999 Equity Incentive Plan.
        10.4(3)(4)     1999 Employee Stock Purchase Plan.
        10.5(3)(4)     1999 Non-Employee Directors' Stock Option Plan.
        10.6(3)(4)     Employment Agreement, dated January 18, 1999, between
                       Caliper and Daniel L. Kisner, M.D.
        10.7(3)(4)     Promissory Note, dated July 29, 1999, between Caliper and
                       Daniel L. Kisner, M.D.
        10.8(3)        Amended and Restated Investor Rights Agreement, dated May 7,
                       1998, among Caliper and certain stockholders of Caliper.
        10.9(3)(4)     Form of Indemnification Agreement entered into between
                       Caliper and its directors and executive officers.
        10.10(3)(5)    Collaboration Agreement, dated May 2, 1998, between Caliper and Hewlett-Packard Company.
        10.11(3)(5)    Termination, Transition and Technology Access Program
                       Agreement, dated November 24, 1998, between Caliper and
                       Hoffmann-La Roche Inc.
        10.12(3)(5)    Technology Access Agreement, dated December 21, 1998,
                       between Caliper and Amgen, Inc.
        10.13(3)(5)    Technology Access Agreement, dated August 12, 1999, between
                       Caliper and Eli Lilly and Company.

          EXHIBIT
          NUMBER                         DESCRIPTION OF DOCUMENT
        -----------                      -----------------------
        10.14(3)(5)    Screening Collaboration Agreement, dated December 16, 1998, between Caliper and Neurocrine Biosciences, Inc.
        10.15(3)(5)    Sole Commercial Patent License Agreement, effective
                       September 1, 1995, between Lockheed Martin Energy Research
                       Corporation and Caliper, as amended (domestic).
        10.16(3)(5)    Sole Commercial Patent License Agreement, effective
                       September 1, 1995, between Lockheed Martin Energy Research
                       Corporation and Caliper, as amended (international).
        10.17(3)(4)    Consulting Agreement, dated April 30, 1997, between Caliper and Dr. David V. Milligan.
        10.18(3)(4)    Employment Agreement, dated September 23, 1999, between
                       Caliper and James L. Knighton.
        10.19(3)(4)    Consulting Agreement, dated May 1, 1997, between Caliper and
                       Regis McKenna.
        10.20(3)(4)    Promissory Note, dated March 25, 1997, between Caliper and
                       Michael R. Knapp, Ph.D.
        10.21(3)(4)    Option Agreement, dated August 9, 1995, between Caliper and
                       Michael R. Knapp, Ph.D.
        10.22(3)(4)    Amendment to Option Agreement, dated August 25, 1995,
                       between Caliper, Michael R. Knapp, Ph.D., J. Michael Ramsey,
                       Ph.D. and Avalon Medical Partners.
        10.23(3)(4)    The Corporate Plan for Retirement Select Plan Adoption
                       Agreement and related Basic Plan Document.
        10.24          Warrant for the purchase of shares of Common Stock issued to
                       Michael R. Knapp, dated October 11, 1996.
        10.25          Warrant for the purchase of shares of Common Stock issued to
                       Michael R. Knapp, dated February 2, 2000.
        23.1           Consent of Ernst & Young LLP, independent auditors.
        24.1           Power of Attorney (reference is made to the signature page of this report).
        27.1           Financial Data Schedule.

---------------
(1) Previously filed as Exhibit 3.3 to our Registration Statement on Form S-1, Registration No. 333-88827.

(2) Previously filed as Exhibit 3.4 to our Registration Statement on Form S-1, Registration No. 333-88827.

(3) Previously filed as the like-numbered Exhibit to our Registration Statement on Form S-1, Registration No. 333-88827.

(4) Management contract or compensatory plan or arrangement.

(5) Confidential treatment has been granted for a portion of this exhibit.

     (b) Reports on Form 8-K

        We did not file a Current Report on Form 8-K during the quarter ended December 31, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 24, 2000.

                                          CALIPER TECHNOLOGIES CORP.

                                          By:  /s/ DANIEL L. KISNER, M.D.
                                            ------------------------------------
                                                   Daniel L. Kisner, M.D.
                                               President and Chief Executive
                                                           Officer

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Daniel L. Kisner, M.D., and James L. Knighton, and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                     SIGNATURES                                     TITLE                    DATE
                     ----------                                     -----                    ----
             /s/ DANIEL L. KISNER, M.D.                  President, Chief Executive     March 24, 2000
-----------------------------------------------------  Officer and Director (principal
               Daniel L. Kisner, M.D.                        executive officer)

                /s/ JAMES L. KNIGHTON                      Chief Financial Officer      March 24, 2000
-----------------------------------------------------     (principal financial and
                  James L. Knighton                          accounting officer)

            /s/ DAVID V. MILLIGAN, PH.D.                  Chairman of the Board of      March 24, 2000
-----------------------------------------------------             Directors
              David V. Milligan, Ph.D.

             /s/ ANTHONY B. EVNIN, PH.D.                          Director              March 24, 2000
-----------------------------------------------------
               Anthony B. Evnin, Ph.D.

               /s/ CHARLES M. HARTMAN                             Director              March 24, 2000
-----------------------------------------------------
                 Charles M. Hartman

                /s/ REGIS P. MCKENNA                              Director              March 24, 2000
-----------------------------------------------------
                  Regis P. McKenna

                /s/ ROBERT T. NELSEN                              Director              March 24, 2000
-----------------------------------------------------
                  Robert T. Nelsen

            /s/ MICHAEL STEINMETZ, PH.D.                          Director              March 24, 2000
-----------------------------------------------------
              Michael Steinmetz, Ph.D.

                           CALIPER TECHNOLOGIES CORP.

                         INDEX TO FINANCIAL STATEMENTS

Report of Ernst & Young LLP, Independent Auditors...........  F-2

Balance Sheets..............................................  F-3
Statements of Operations....................................  F-4
Statement of Redeemable Convertible Preferred Stock and
  Stockholders' Equity (Deficit)............................  F-5
Statements of Cash Flows....................................  F-6
Notes to Financial Statements...............................  F-7

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Caliper Technologies Corp.

     We have audited the accompanying balance sheets of Caliper Technologies Corp. as of December 31, 1998 and 1999, and the related statements of operations, redeemable convertible preferred stock and stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Caliper Technologies Corp. at December 31, 1998 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                          /s/ ERNST & YOUNG LLP

Palo Alto, California
January 25, 2000

                           CALIPER TECHNOLOGIES CORP.

                                 BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                     ASSETS

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1998        1999
                                                              --------    --------
Current assets:
  Cash and cash equivalents.................................  $  5,158    $ 44,772
  Marketable securities.....................................    17,424      28,520
  Accounts receivable.......................................     1,082       1,055
  Inventories...............................................        --         287
  Prepaid expenses and other current assets.................       600         754
                                                              --------    --------
          Total current assets..............................    24,264      75,388
Marketable securities.......................................     8,470      26,924
Property and equipment, net.................................     2,796       5,346
Notes receivable from officers..............................       200         625
Other assets, net...........................................        --         564
                                                              --------    --------
          Total assets......................................  $ 35,730    $108,847
                                                              ========    ========

                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable..........................................  $    228    $  1,321
  Accrued compensation......................................       432       1,082
  Other accrued liabilities.................................       493       1,011
  Deferred revenue..........................................       626       2,210
  Current portion of equipment financing....................       881       1,454
                                                              --------    --------
          Total current liabilities.........................     2,660       7,078
Noncurrent portion of equipment financing...................     2,008       3,671
Deferred rent...............................................        --         235
Commitments
Redeemable convertible preferred stock, $0.001 par value,
  issuable in series; 19,579,039 and no shares authorized in
  1998 and 1999, respectively; 11,703,692 and no shares
  issued and outstanding in 1998 and 1999, respectively;
  aggregate liquidation preference of $44,810 and $0 at
  December 31, 1998 and 1999, respectively..................    48,716          --
Stockholders' equity (deficit):
  Convertible preferred stock, $0.001 par value; 1,420,961
     and no shares authorized in 1998 and 1999,
     respectively; 829,142 and no shares issued and
     outstanding in 1998 and 1999, respectively; aggregate
     liquidation preference of $1,009 and $0 at December 31,
     1998 and 1999, respectively............................         1          --
  Preferred stock, $0.001 par value; 5,000,000 shares
     authorized in 1999; no shares issued and outstanding in
     1999...................................................        --          --
  Common stock, $0.001 par value; 32,000,000 and 70,000,000
     shares authorized in 1998 and 1999 respectively;
     2,772,343 and 21,002,095 shares issued and outstanding
     in 1998 and 1999, respectively.........................         3          21
  Additional paid-in capital................................     1,250     142,401
  Deferred stock compensation...............................      (500)     (9,317)
  Accumulated deficit.......................................   (18,408)    (35,109)
  Accumulated other comprehensive loss......................        --        (133)
                                                              --------    --------
          Total stockholders' equity (deficit)..............   (17,654)     97,863
                                                              --------    --------
                                                              $ 35,730    $108,847
                                                              ========    ========

                            See accompanying notes.

                           CALIPER TECHNOLOGIES CORP.

                            STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                               1997       1998        1999
                                                              -------    -------    --------
Revenue.....................................................  $ 2,266    $ 8,155    $ 12,087
Costs and expenses:
  Research and development..................................    7,200      9,584      18,415
  General and administrative................................    2,478      2,932       5,312
  Amortization of deferred stock compensation...............       --         --       3,885
                                                              -------    -------    --------
Total costs and expenses....................................    9,678     12,516      27,612
                                                              -------    -------    --------
Operating loss..............................................   (7,412)    (4,361)    (15,525)
Interest income.............................................    1,191      1,581       1,564
Interest expense............................................      (60)      (195)       (412)
                                                              -------    -------    --------
Net loss....................................................   (6,281)    (2,975)    (14,373)
Accretion on redeemable convertible preferred stock.........   (1,470)    (2,174)     (2,328)
                                                              -------    -------    --------
Net loss attributable to common stockholders................  $(7,751)   $(5,149)   $(16,701)
                                                              =======    =======    ========
Net loss per common share, basic and diluted................  $ (4.38)   $ (2.39)   $  (4.56)
                                                              =======    =======    ========
Shares used in computing net loss per common share, basic
  and diluted...............................................    1,768      2,157       3,663
Pro forma net loss per share, basic and diluted.............  $ (0.47)   $ (0.21)   $  (0.92)
                                                              =======    =======    ========
Shares used in computing pro forma net loss per share, basic
  and diluted...............................................   13,370     14,347      15,578

                            See accompanying notes.

                           CALIPER TECHNOLOGIES CORP.

              STATEMENT OF REDEEMABLE CONVERTIBLE PREFERRED STOCK
                       AND STOCKHOLDERS' EQUITY (DEFICIT)
                         (IN THOUSANDS, EXCEPT SHARES)

                                                                                STOCKHOLDERS EQUITY (DEFICIT)
                                          REDEEMABLE         -------------------------------------------------------------------
                                         CONVERTIBLE            CONVERTIBLE
                                       PREFERRED STOCK        PREFERRED STOCK       COMMON STOCK       ADDITIONAL     DEFERRED
                                    ----------------------   -----------------   -------------------    PAID-IN        STOCK
                                      SHARES       AMOUNT     SHARES    AMOUNT     SHARES     AMOUNT    CAPITAL     COMPENSATION
                                    -----------   --------   --------   ------   ----------   ------   ----------   ------------
Balances at December 31, 1996.....    7,585,206   $ 16,913    829,142    $ 1      2,303,683    $ 3      $    518      $     --
Issuance of Series D redeemable
  convertible preferred stock for
  cash............................    3,089,744     19,280         --     --             --     --            --            --
Issuance of Series D redeemable
  convertible preferred stock for
  services........................       99,359        620         --     --             --     --            --            --
Issuance of common stock upon
  exercise of stock options.......           --         --         --     --        155,798     --            60            --
Issuance of common stock for
  cash............................           --         --         --     --         19,230     --            12            --
Accretion on redeemable
  convertible preferred stock.....           --      1,470         --     --             --     --            --            --
Net loss and comprehensive loss...           --         --         --     --             --     --            --            --
                                    -----------   --------   --------    ---     ----------    ---      --------      --------
Balances at December 31, 1997.....   10,774,309     38,283    829,142      1      2,478,711      3           590            --
Issuance of Series D redeemable
  convertible preferred stock for
  services........................      141,026        880         --     --             --     --            --            --
Issuance of Series E redeemable
  convertible preferred stock for
  cash............................      788,357      7,379         --     --             --     --            --            --
Issuance of common stock upon
  exercise of stock options.......           --         --         --     --        191,831     --            84            --
Issuance of common stock for
  services........................           --         --         --     --        101,801     --            76            --
Accretion on redeemable
  convertible preferred stock.....           --      2,174         --     --             --     --            --            --
Deferred stock compensation.......           --         --         --     --             --     --           500          (500)
Net loss and comprehensive loss...           --         --         --     --             --     --            --            --
                                    -----------   --------   --------    ---     ----------    ---      --------      --------
Balances at December 31, 1998.....   11,703,692     48,716    829,142      1      2,772,343      3         1,250          (500)
Net loss..........................           --         --         --     --             --     --            --            --
Accretion on redeemable
  convertible preferred stock.....           --      2,328         --     --             --     --            --            --
Change in unrealized loss on
  available-for-sale securities...           --         --         --     --             --     --            --            --
Comprehensive loss................           --         --         --     --             --     --            --            --
Issuance of shares of common stock
  in the initial public offering,
  net of offering costs of
  $6,896..........................           --         --         --     --      5,175,000      5        75,899            --
Conversion of redeemable
  convertible preferred stock into
  common stock, in connection with
  the initial public offering.....  (11,703,692)   (51,044)        --     --     11,703,692     12        51,032            --
Conversion of convertible
  preferred stock into common
  stock, in connection with the
  initial public offering.........           --         --   (829,142)    (1)       829,142      1            --            --
Issuance of common stock upon
  exercise of stock options.......           --         --         --     --        512,624     --           274            --
Issuance of common stock for
  services........................           --         --         --     --          9,294     --            83            --
Deferred stock compensation.......           --         --         --     --             --     --        12,702       (12,702)
Amortization of deferred stock
  compensation....................           --         --         --     --             --     --            --         3,885
Warrants issuable in connection
  with milestone achievement......           --         --         --     --             --     --           568            --
Stock options issued to
  non-employees...................           --         --         --     --             --     --           593            --
                                    -----------   --------   --------    ---     ----------    ---      --------      --------
Balances at December 31, 1999.....           --   $     --         --    $--     21,002,095    $21      $142,401      $ (9,317)
                                    ===========   ========   ========    ===     ==========    ===      ========      ========

                                           STOCKHOLDERS EQUITY (DEFICIT)
                                    -------------------------------------------
                                                   ACCUMULATED        TOTAL
                                                      OTHER       STOCKHOLDERS'
                                    ACCUMULATED   COMPREHENSIVE      EQUITY
                                      DEFICIT         LOSS          (DEFICIT)
                                    -----------   -------------   -------------
Balances at December 31, 1996.....   $ (5,508)        $  --         $ (4,986)
Issuance of Series D redeemable
  convertible preferred stock for
  cash............................         --            --               --
Issuance of Series D redeemable
  convertible preferred stock for
  services........................         --            --               --
Issuance of common stock upon
  exercise of stock options.......         --            --               60
Issuance of common stock for
  cash............................         --            --               12
Accretion on redeemable
  convertible preferred stock.....     (1,470)           --           (1,470)
Net loss and comprehensive loss...     (6,281)           --           (6,281)
                                     --------         -----         --------
Balances at December 31, 1997.....    (13,259)           --          (12,665)
Issuance of Series D redeemable
  convertible preferred stock for
  services........................         --            --               --
Issuance of Series E redeemable
  convertible preferred stock for
  cash............................         --            --               --
Issuance of common stock upon
  exercise of stock options.......         --            --               84
Issuance of common stock for
  services........................         --            --               76
Accretion on redeemable
  convertible preferred stock.....     (2,174)           --           (2,174)
Deferred stock compensation.......         --            --               --
Net loss and comprehensive loss...     (2,975)           --           (2,975)
                                     --------         -----         --------
Balances at December 31, 1998.....    (18,408)           --          (17,654)
Net loss..........................    (14,373)           --          (14,373)
Accretion on redeemable
  convertible preferred stock.....     (2,328)           --           (2,328)
Change in unrealized loss on
  available-for-sale securities...         --          (133)            (133)
                                                                    --------
Comprehensive loss................         --            --          (16,834)
Issuance of shares of common stock
  in the initial public offering,
  net of offering costs of
  $6,896..........................         --            --           75,904
Conversion of redeemable
  convertible preferred stock into
  common stock, in connection with
  the initial public offering.....         --            --           51,044
Conversion of convertible
  preferred stock into common
  stock, in connection with the
  initial public offering.........         --            --               --
Issuance of common stock upon
  exercise of stock options.......         --            --              274
Issuance of common stock for
  services........................         --            --               83
Deferred stock compensation.......         --            --               --
Amortization of deferred stock
  compensation....................         --            --            3,885
Warrants issuable in connection
  with milestone achievement......         --            --              568
Stock options issued to
  non-employees...................         --            --              593
                                     --------         -----         --------
Balances at December 31, 1999.....   $(35,109)        $(133)        $ 97,863
                                     ========         =====         ========

                            See accompanying notes.

                           CALIPER TECHNOLOGIES CORP.
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1997        1998        1999
                                                             --------    --------    --------
OPERATING ACTIVITIES
Net loss...................................................  $ (6,281)   $ (2,975)   $(14,373)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization............................       356         921       1,325
  Amortization of deferred stock compensation..............        --          --       3,885
  Issuance of common and preferred stock for services......       620         956          83
  Stock options issued to non-employees....................        --          --         593
  Changes in operating assets and liabilities:
     Accounts receivable...................................        --      (1,082)         27
     Notes receivable from officers........................      (200)         --        (425)
     Inventories...........................................        --          --        (287)
     Prepaid expenses and other assets.....................       (88)       (411)       (154)
     Deposits and other assets.............................      (119)        119          --
     Accounts payable and other accrued liabilities........     1,022        (569)      1,611
     Accrued compensation..................................       208         149         650
     Deferred revenue......................................      (275)        626       1,584
     Deferred rent.........................................        --          --         235
                                                             --------    --------    --------
Net cash used in operating activities......................    (4,757)     (2,266)     (5,246)
                                                             --------    --------    --------
INVESTING ACTIVITIES
Purchases of available-for-sale securities.................   (51,448)    (39,996)    (52,380)
Proceeds from sales of available-for-sale securities.......        --       6,233       9,199
Proceeds from maturities of available-for-sale
  securities...............................................    30,114      34,106      13,498
Capital expenditures.......................................    (1,845)     (1,667)     (3,871)
                                                             --------    --------    --------
Net cash used in investing activities......................   (23,179)     (1,324)    (33,554)
                                                             --------    --------    --------
FINANCING ACTIVITIES
Proceeds from equipment financing..........................     1,574       1,586       3,419
Payments of obligations under equipment financing..........      (225)       (613)     (1,183)
Proceeds from issuance of common and preferred stock.......    19,352       7,463      76,178
                                                             --------    --------    --------
Net cash provided by financing activities..................    20,701       8,436      78,414
                                                             --------    --------    --------
Net increase (decrease) in cash and cash equivalents.......    (7,235)      4,846      39,614
Cash and cash equivalents at beginning of period...........     7,547         312       5,158
                                                             --------    --------    --------
Cash and cash equivalents at end of period.................  $    312    $  5,158    $ 44,772
                                                             ========    ========    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid..............................................  $     60    $    195    $    412
                                                             ========    ========    ========
SCHEDULE OF NONCASH TRANSACTIONS
Warrants issuable in connection with milestone
  achievement..............................................  $     --    $     --    $    568
                                                             ========    ========    ========
Deferred stock compensation................................  $     --    $    500    $ 12,702
                                                             ========    ========    ========

                            See accompanying notes.

                           CALIPER TECHNOLOGIES CORP.

                         NOTES TO FINANCIAL STATEMENTS

 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BASIS OF PRESENTATION

     Caliper Technologies Corp. ("Caliper") was incorporated in the state of Delaware on July 26, 1995. Caliper develops lab-on-a-chip technologies and manufactures LabChip systems. These systems perform laboratory experiments for use in the pharmaceutical industry and other industries.

INITIAL PUBLIC OFFERING

     In December 1999, Caliper completed an initial public offering of 4,500,000 shares of its common stock to the public, at a per share price of $16.00. In conjunction with the initial public offering, Caliper's underwriters exercised an option to purchase an additional 675,000 shares of common stock at a price of $16.00 per share to cover over-allotments. Caliper received net proceeds from the offerings of approximately $75.9 million. Upon the closing of the initial public offering, each of the outstanding 11,703,692 redeemable convertible preferred stock and 829,142 convertible preferred stock was automatically converted into one share of common stock.

STOCK SPLIT

     In October 1999, Caliper's board of directors approved a 1-for-1.56 reverse stock split. The reverse stock split became effective in December 1999. The accompanying financial statements have been adjusted retroactively to reflect the reverse split of all outstanding common and convertible preferred stock.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

RECLASSIFICATIONS

     Certain 1998 amounts have been reclassified to conform to the 1999 presentation.

CASH EQUIVALENTS AND MARKETABLE SECURITIES

     Caliper considers all highly liquid investments with maturities of three months or less from the date of purchase to be cash equivalents. Management determines the appropriate classification of its cash equivalents and investment securities at the time of purchase and reevaluates such determination as of each balance sheet date. Management has classified Caliper's cash equivalents and marketable securities as available-for-sale securities in the accompanying financial statements. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported in a separate component of stockholders' equity. Realized gains and losses are included in interest income. The cost of securities sold is based on the specific identification method.

     Caliper invests its excess cash in U.S. government and agency securities, debt instruments of financial institutions and corporations, and money market funds with strong credit ratings. Caliper has established guidelines regarding diversification of its investments and their maturities which should maintain safety and liquidity.

INVENTORIES

     Inventories are stated at the lower of standard cost (which approximates actual cost) or market. At December 31, 1999, inventories consisted mainly of raw materials.

                           CALIPER TECHNOLOGIES CORP.

 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the assets, generally five years. Furniture and equipment acquired under equipment financing is amortized over the shorter of the useful lives or the financing period. Leasehold improvements are amortized over the shorter of the estimated useful life of the assets or lease term.

REVENUE RECOGNITION

     Revenues are earned from services performed pursuant to collaboration agreements, technology access program agreements and government grants. Non-refundable license fees under technology access programs are recognized as revenues upon the transfer of the license to third parties and when no further performance obligations exist. Subscription fees received under the technology access programs are recognized ratably over the subscription period. Payments received in advance under these arrangements are recorded as deferred revenue until earned.

     Revenue from grants and development and support activities under collaboration agreements and technology access programs are recorded in the period in which the costs are incurred. Direct costs associated with these contracts and grants are reported as research and development expense. Milestone fees are recognized upon completion of specified milestones according to contract terms. Revenue related to the reimbursement of costs for the supply of chips and reagents to collaboration partners is recognized upon shipment. Caliper's share of gross margin on components of the LabChip system sold by the collaboration partners is recognized as revenue upon shipment by the collaboration partner.

     Product revenue is recognized upon the transfer of title to customers and is recorded net of discounts, rebates and allowances.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 -- Revenue Recognition in Financial Statements (SAB
101) which, among other things, describes the SEC Staff's position on the recognition of certain nonrefundable upfront fees received in connection with research collaborations. Caliper is currently evaluating the applicability of SAB 101 to its existing technology access program agreements. Should Caliper conclude that the approach described in SAB 101 is more appropriate, it will change its method of accounting effective January 1, 2000 to recognize such fees over the term of this related agreement. The cumulative effect of this change in accounting principle, if made, would be approximately $2.3 million as of January 1, 2000 and would be recognized as a charge in the quarter ended March 31, 2000. The cumulative effect would be recorded as deferred revenue and would be recognized as revenue over the remaining contractual terms of the technology access program agreements.

RESEARCH AND DEVELOPMENT

     Caliper expenses research and development costs as incurred.

STOCK-BASED COMPENSATION

     Caliper accounts for its stock options and equity awards in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and has elected to follow the "disclosure only" alternative prescribed by Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). Caliper accounts for stock options issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force 96-18.

                           CALIPER TECHNOLOGIES CORP.

 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
SEGMENT REPORTING

     Effective in January 1998, Caliper adopted Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas, and major customers. Caliper has determined that it operates in only one segment. Accordingly, the adoption of SFAS 131 had no impact on Caliper's financial statements.

NET LOSS PER SHARE

     Basic earnings per share is calculated based on the weighted-average number of common shares outstanding during the period. Diluted earnings per share would give effect to the dilutive effect of common stock equivalents consisting of stock options and warrants (calculated using the treasury stock method). Potentially dilutive securities have been excluded from the diluted earnings per share computations as they have an antidilutive effect due to Caliper's net loss.

     Proforma net loss per share has been computed to give effect to the automatic conversion of preferred stock into common stock which occurred at the completion of Caliper's initial public offering in December 1999 (using the as-if converted method) from the original date of issuance.

     A reconciliation of shares used in the calculations is as follows (in thousands):

                                                  YEARS ENDED DECEMBER 31,
                                               ------------------------------
                                                1997       1998        1999
                                               -------    -------    --------
Basic and diluted:
  Net loss...................................  $(6,281)   $(2,975)   $(14,373)
  Accretion on redeemable convertible
     preferred stock.........................   (1,470)    (2,174)     (2,328)
                                               -------    -------    --------
Net loss attributable to common
  stockholders...............................  $(7,751)   $(5,149)   $(16,701)
                                               =======    =======    ========
Weighted-average shares of common stock
  outstanding................................    2,365      2,596       3,909
Less: weighted-average shares subject to
  repurchase.................................     (597)      (439)       (246)
                                               -------    -------    --------
Weighted-average shares used in basic and
  diluted net loss per share.................    1,768      2,157       3,663
                                               =======    =======    ========
Pro forma basic and diluted:
  Net loss...................................  $(6,281)   $(2,975)   $(14,373)
                                               =======    =======    ========
Shares used above............................    1,768      2,157       3,663
Adjustment to reflect weighted-average effect
  of assumed conversion of preferred stock...   11,602     12,190      11,915
                                               -------    -------    --------
Weighted-average shares used in pro forma
  basic and diluted net loss per share.......   13,370     14,347      15,578
                                               =======    =======    ========

                           CALIPER TECHNOLOGIES CORP.

 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
     The following outstanding options and warrants (prior to the application of the treasury stock method), and convertible preferred stock (on an as-converted basis) were excluded from the computation of diluted net loss per share as they had an antidilutive effect (in thousands):

                                                         YEARS ENDED DECEMBER 31,
                                                        --------------------------
                                                         1997      1998      1999
                                                        -------   -------   ------
Options and warrants..................................   1,359     1,263    2,497
Convertible preferred stock...........................  11,603    12,533       --

SIGNIFICANT CONCENTRATIONS

     Financial instruments that potentially subject Caliper to concentrations of credit risk primarily consist of cash equivalents and marketable securities (see
Note 3).

     In 1997, Hoffmann-La Roche represented 94% of total revenues. In 1998, Hoffmann-La Roche, Agilent Technologies and Amgen represented 40%, 40%, and 17% of total revenues, respectively. In 1999, Agilent Technologies represented 50% of total revenues and two of Caliper's technology access program customers accounted for 21% and 17% of total revenues.

     Caliper relies on several companies as the sole source of various materials in its manufacturing process. Any extended interruption in the supply of these materials could result in the failure to meet customer demand.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued FAS No. 133, Accounting for Derivative Instruments and Hedging Activities. FAS No. 133, as amended, establishes methods for derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. Caliper is required to adopt FAS No. 133 effective January 1, 2001. Because Caliper does not currently hold any derivative instruments and does not engage in hedging activities, Caliper does not currently believe that the adoption of FAS No. 133, as amended, will have a significant impact on its financial position, results of operations or cash flows.

 2. CONTRACTS AND GRANTS

STRATEGIC ALLIANCE WITH AGILENT

     In May 1998, Caliper executed a collaboration agreement with Hewlett-Packard Company ("Hewlett-Packard") to create a line of commercial research products based on LabChip technologies. In November 1999, Hewlett-Packard transferred this collaboration to its subsidiary, Agilent Technologies, Inc. ("Agilent"). In this collaboration, Caliper primarily focuses on developing core technology and LabChip applications. Caliper also manufactures the chips and supplies the chips and reagents to Agilent. If Caliper elects, however, not to manufacture chips for a LabChip application or is unable to meet minimum supply commitments to be mutually established in the future, Agilent would have the right to manufacture those chips. Agilent primarily focuses on developing instruments and software, manufacturing instruments, and marketing, selling and supporting complete systems.

     Agilent funds Caliper's product development efforts under the collaboration, reimburses Caliper's costs of supplying chips and reagents, and pays Caliper a share of the gross margin on all components of LabChip systems. The gross margin share varies depending on the type of collaboration product, whether Caliper or Agilent manufacture the collaboration product, and whether such collaboration product is sold during the collaboration or after the collaboration has terminated. Under this agreement, Hewlett-Packard purchased

                           CALIPER TECHNOLOGIES CORP.

 2. CONTRACTS AND GRANTS (CONTINUED)
534,188 shares of Caliper's redeemable convertible preferred stock Series E with an aggregate cost of $5.0 million. At December 31, 1999 this represented 2.5% of Caliper's outstanding common stock.

     The term of the Agilent agreement is eight years, beginning in May 1998. After three years, Agilent may elect not to meet certain annual funding requirements, in which case either party may terminate the agreement. In any event either party may terminate the agreement after five years.

TECHNOLOGY ACCESS PROGRAM

     Caliper maintains a technology access program which provides customers with early access to new products, and offers technical training, support and customization services. Technology access program customers have non-exclusive access to all of the high throughput screening products Caliper offers during the term of the agreement. These agreements generally provide for customers to pay an up-front license fee and annual subscription fees, and to reimburse Caliper for its costs of providing development and support services. Instruments and chips are generally sold separately on a product-by-product basis, although some agreements establish prices for initial instruments or estimates of per data point charges for Sipper chips.

     Caliper currently has three technology access program customers for its high throughput screening systems: Eli Lilly and Company ("Eli Lilly"), Amgen, Inc. ("Amgen"), and Hoffmann-La Roche Inc. ("Roche").

     Eli Lilly. Caliper signed a technology access agreement with Eli Lilly in August 1999. The term is three years, although Eli Lilly may temporarily suspend its technology access program participation and later reinitiate participation, during which time Caliper's support and assistance obligations will also be suspended. Eli Lilly may terminate the agreement on any anniversary.

     Amgen. Caliper entered into a technology access agreement with Amgen in December 1998. Under this agreement, Amgen may delay payment of its second annual subscription fee until Caliper has delivered an initial ultra high throughput system. The term of this agreement is three years, although Amgen may terminate the agreement on any anniversary or if Caliper fails to deliver the ultra high throughput screening system in a timely manner.

     Hoffmann-La Roche. Caliper entered into a technology access agreement with Hoffmann-La Roche in November 1998, which is due to expire in July 2000. This agreement supersedes an earlier agreement under which Roche funded early development of the high throughput screening technology in exchange for certain exclusive rights to an ultra high throughput screening system. Under this earlier agreement, Roche purchased 854,701 shares of Caliper's redeemable convertible preferred stock Series C with an aggregate cost of $4.0 million. At December 31, 1999, this represented 4.1% of Caliper's outstanding common stock. Roche now has non-exclusive rights similar to other technology access program customers. Caliper did not receive an up-front license fee or annual subscription fee from Hoffmann-La Roche.

VALUE ADDED SCREENING COLLABORATION PROGRAM

     Caliper's value added screening collaboration program offers high throughput screening services using Caliper's LabChip systems. Caliper's first value added screening collaboration agreement was established with Neurocrine Biosciences in December 1998. Caliper receives screening fees on a per data point basis, preclinical milestones and royalties on Neurocrine products emerging from the collaboration. This agreement has a three-year term, but may be terminated by either party under certain circumstances after the first year.

     Caliper recognized approximately $2.1 million, $7.9 million and $11.2 million under the above agreements in 1997, 1998 and 1999, respectively. Revenue earned from reimbursement of development and support activities approximated actual costs incurred.

                           CALIPER TECHNOLOGIES CORP.

 2. CONTRACTS AND GRANTS (CONTINUED)
     In September 1998, Caliper received a grant from the Advanced Technology Program of the National Institute of Standards and Technology ("NIST") to develop a Reference Laboratory DNA Diagnostics System based on Caliper's "lab-on-a-chip" technology of approximately $2 million over three years. The grant period began in January 1999.

 3. CASH EQUIVALENTS AND MARKETABLE SECURITIES

     The following is a summary of available-for-sale securities as of December 31, 1999:

                                                 GROSS         GROSS
                                  AMORTIZED    UNREALIZED    UNREALIZED    ESTIMATED
                                    COST         LOSSES        GAINS       FAIR VALUE
                                  ---------    ----------    ----------    ----------
                                                    (IN THOUSANDS)
Money market fund...............  $ 44,772       $  --          $--         $ 44,772
Bonds of the U.S. Government and
  its agencies..................     6,255         (17)          --            6,238
Commercial paper................    49,322        (161)          45           49,206
                                  --------       -----          ---         --------
                                  $100,349       $(178)         $45         $100,216
                                  ========       =====          ===         ========
Reported as:
Cash equivalents................  $ 44,772       $  --          $--         $ 44,772
Short term marketable
  securities....................    28,512         (36)          45           28,521
Long term marketable
  securities....................    27,065        (142)          --           26,923
                                  --------       -----          ---         --------
                                  $100,349       $(178)         $45         $100,216
                                  ========       =====          ===         ========

     At December 31, 1999, net unrealized loss on marketable securities has been included in the Company's Statement of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit).

     The following is a summary of the cost and estimated fair value of available-for-sale securities at December 31, 1999, by contractual maturity:

                                                                     ESTIMATED
                                                           COST      FAIR VALUE
                                                         --------    ----------
                                                             (IN THOUSANDS)
Mature in one year or less.............................  $ 73,284     $ 73,292
Mature after one year through two years................    27,065       26,924
                                                         --------     --------
          Total........................................  $100,349     $100,216
                                                         ========     ========

                           CALIPER TECHNOLOGIES CORP.

 3. CASH EQUIVALENTS AND MARKETABLE SECURITIES (CONTINUED)
     The following is a summary of available-for-sale securities as of December 31, 1998:

                                                                ESTIMATED
                                                                FAIR VALUE
                                                              --------------
                                                              (IN THOUSANDS)
Money market fund...........................................     $ 1,381
Bonds of the U.S. Government and its agencies...............      12,217
Commercial paper............................................      17,454
                                                                 -------
                                                                 $31,052
                                                                 =======
Reported as:
Cash equivalents............................................     $ 5,158
Short term marketable securities............................      17,424
Long term marketable securities.............................       8,470
                                                                 -------
                                                                 $31,052
                                                                 =======

     At December 31, 1998, the fair value of available-for-sale securities approximated amortized cost.

     As of December 31, 1998 and 1999, there were no material gross realized gains or losses from sales of securities.

 4. NOTES RECEIVABLE

     At December 31, 1998, Caliper held a note receivable of $200,000 from an officer of Caliper. This note, which bears interest at 6.61% per year from January 2002, is collateralized by certain personal assets of the officer and has certain amortization schedules for periodic payments with the final payment to be made at the end of 2006.

     At December 31, 1999, in addition to the $200,000 note receivable, Caliper held an unsecured promissory note of $425,000 in connection with a loan to a second officer of Caliper. The note bears interest at 5.96% per year and is repayable upon the earlier of July 29, 2005 or the voluntary termination of his employment with Caliper.

 5. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                              DECEMBER 31,
                                                           ------------------
                                                            1998       1999
                                                           -------    -------
                                                             (IN THOUSANDS)
Machinery, equipment, and furniture......................  $ 3,775    $ 6,599
Leasehold improvements...................................      385      1,033
                                                           -------    -------
                                                             4,160      7,632
Accumulated depreciation and amortization................   (1,364)    (2,286)
                                                           -------    -------
Property and equipment, net..............................  $ 2,796    $ 5,346
                                                           =======    =======

     As of December 31, 1998 and 1999 property and equipment includes assets acquired under capital leases of approximately $3.8 million and $6.8 million. Accumulated depreciation related to leased assets was approximately $1.4 million and $2.3 million at December 31, 1998 and 1999.

                           CALIPER TECHNOLOGIES CORP.

 6. EQUIPMENT FINANCING AND RENTAL COMMITMENTS

     As of December 31, 1999, Caliper had $7.1 million of property and equipment financed through long-term obligations and approximately $855,000 unused and available under an equipment financing credit line. The obligations under the equipment financings are secured by the equipment financed, bear interest at a weighted-average fixed rate of approximately 10.6%, and are due in monthly installments through June 2004. Under the terms of one equipment financing agreement, ownership of the financed equipment may be purchased by Caliper at fair value at the end of the financing term. Other equipment financing agreements require a balloon payment at the end of each loan term.

     As of December 31, 1999, future minimum lease payments under operating and capital leases and principal payments on equipment loans are as follows:

                                                                  CAPITAL LEASES
                                                     OPERATING          AND
                                                      LEASES      EQUIPMENT LOANS
                                                     ---------    ---------------
                                                            (IN THOUSANDS)
Years ending December 31:
  2000.............................................   $ 1,774         $ 1,522
  2001.............................................     1,798           1,345
  2002.............................................     1,839           1,037
  2003.............................................     1,872           1,067
  2004.............................................     1,922             239
  Thereafter.......................................     8,061              --
                                                      -------         -------
          Total minimum lease and principal
            payments...............................   $17,266           5,210
                                                      =======
Amount representing interest.......................                       (85)
                                                                      -------
Present value of future payments...................                     5,125
Current portion of equipment financing.............                    (1,454)
                                                                      -------
Noncurrent portion of equipment financing..........                   $ 3,671
                                                                      =======

     Rent expense relating to operating leases was approximately $525,000 in 1997, $695,000 in 1998 and $1.8 million in 1999.

     In December 1998, Caliper entered into a 10-year facility operating lease agreement. Caliper also entered into a sublease agreement pursuant to which it received a monthly amount of $18,000 from December 1998 through November 1999 and a monthly amount of $24,000 in December 1999 and January 2000. The appropriate amount has been offset against the operating lease commitment for 2000, as shown above.

     In connection with the facility lease, Caliper has a $1 million standby letter-of-credit arrangement with a bank expiring on October 20, 2008. Caliper has pledged a certificate of deposit of $1 million as collateral to this letter of credit.

     In January 1999, Caliper entered into a $2.5 million financing agreement with a financial institution for the purchase of property and equipment which bears interest commensurate to the weekly average of the four-year U.S. Treasury Securities. The drawdown period under the equipment financing credit line expires on June 30, 2000. During 1999, Caliper drew down the remaining $1.8 million balance of the equipment financing credit line which existed as of December 31, 1998 at a weighted-average interest rate of 11.8% and financed an additional $1.6 million of property and equipment purchases under the financing agreement with a financial institution at a weighted-average interest rate of 12.3%. These obligations will be repaid in monthly installments through June 2004.

                           CALIPER TECHNOLOGIES CORP.

 7. REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

CONVERTIBLE PREFERRED STOCK

     Convertible preferred stock outstanding as of December 31, 1998 was as follows:

                                                   DECEMBER 31, 1998
                                        ----------------------------------------
                                                                     REDEMPTION/
                                                      ISSUED AND     LIQUIDATION
                                        AUTHORIZED    OUTSTANDING       VALUE
                                        ----------    -----------    -----------
Convertible preferred stock:
  Series A............................   1,293,462       829,142     $ 1,008,900
  Undesignated Preferred stock........     127,499            --              --
                                        ----------    ----------     -----------
                                         1,420,961       829,142       1,008,900
                                        ----------    ----------     -----------
Redeemable convertible preferred
  stock:
  Series B............................   8,550,706     5,448,454       7,515,862
  Series C............................   3,333,333     2,136,752      11,130,907
  Series D............................   5,195,000     3,330,129      22,460,607
  Series E............................   2,500,000       788,357       7,608,461
                                        ----------    ----------     -----------
                                        19,579,039    11,703,692      48,715,837
                                        ----------    ----------     -----------
          Total.......................  21,000,000    12,532,834     $49,724,737
                                        ==========    ==========     ===========

     During 1998 and 1999, Caliper recorded $2.2 million and $2.3 million, respectively, for accretions up to the date of initial public offering. Upon the closing of the initial public offering, each of the outstanding 11,703,692 redeemable convertible preferred stock and 829,142 convertible preferred stock was automatically converted into one share of common stock.

WARRANTS

     In January 1996, in connection with an equipment financing agreement, Caliper issued a warrant that entitles the holder to purchase 3,276 shares of common stock at an exercise price of $1.22 per share. This warrant is exercisable through the earlier of the effective date of a merger of Caliper or January 3, 2002.

     In May 1996, in connection with a capital lease agreement, Caliper granted a warrant that entitles the holder to purchase 32,767 shares of Series B preferred stock at an exercise price of $1.22 per share. This warrant is exercisable through May 10, 2002.

     In October 1996, in connection with certain agreements, Caliper issued two warrants that entitle the holders to purchase a total of 38,460 shares of common stock at an exercise price of $1.22 per share. These warrants are exercisable through October 11, 2006.

     No amounts have been recorded by Caliper for the above warrant issuances, as the amounts were determined to be immaterial at the time of issuance.

     In August 1995, Caliper executed an agreement which called for the issue of two warrants, upon achievement of a certain patent milestone, to purchase a total of 38,460 shares of common stock at an exercise price of $1.22 per share. This patent milestone was met in December 1999, and the two warrants will be issued in 2000. These warrants will expire in January 2006. The fair value of the warrants was capitalized in 1999 and is being amortized over 5 years.

COMMON STOCK SUBJECT TO REPURCHASE

     Common stock issued to founders of Caliper vest generally over five years at 20% one year from the date of grant and on a monthly, pro rata basis thereafter. From inception through December 31, 1999, the founders

                           CALIPER TECHNOLOGIES CORP.

 7. REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (CONTINUED) of Caliper have purchased 1,708,234 shares of common stock, of which 152,242 shares are unvested and remain subject to repurchase at the original issuance price in the event of termination of employment or services to Caliper. Caliper has not repurchased any shares in accordance with these rights.

STOCK OPTION PLANS

     In October 1999, Caliper's board of directors and stockholders adopted the 1999 Equity Incentive Plan ("1999 Equity Plan"). The 1999 Equity Plan amended and restated the 1996 Stock Incentive Plan and increased the shares reserved for issuance to 4 million. In addition, the 1999 Equity Plan provides for an automatic increase in the shares reserved for issuance by the greater of 5% of outstanding shares on a fully-diluted basis or the number of shares that have been made subject to awards granted under the 1999 Equity Plan during the prior 12-month period. The automatic share reserve increase may not exceed 12,820,000 shares in aggregate over the 10-year period.

     In October 1999, Caliper's board of directors and stockholders adopted the 1999 Non-Employee Directors' Stock Option Plan ("1999 Directors' Plan") which provides for the automatic grant of options to non-employee directors. A total of 200,000 shares of common stock has been reserved for issuance under this plan. The number of shares reserved for issuance will automatically increase by the greater of 0.3% of outstanding shares on a fully-diluted basis or the number of shares subject to options granted under the 1999 Directors' Plan during the prior 12-month period. As of December 31, 1999, the Company has not granted any options under the 1999 Directors' Plan.

     On August 31, 1996, Caliper's board of directors and stockholders adopted the 1996 Stock Incentive Plan (the "1996 Stock Plan"). This Plan supersedes the 1996 Equity Incentive Plan and provides for the issuance of common stock and the granting of options to purchase common stock to employees, officers, directors, and consultants of Caliper. Caliper granted shares of common stock for issuance under the 1996 Stock Plan at no less than the fair value of the stock (no less than 85% of fair value for nonqualified options). Options granted under the 1996 Stock Plan generally vest over 5 years at a rate of 20% one year from the grant date and 1/60 monthly thereafter. Options canceled under the 1996 Equity Incentive Plan are not available for future grants.

                           CALIPER TECHNOLOGIES CORP.

 7. REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (CONTINUED) A summary of activity under the Plans is as follows:

                                                 OPTIONS OUTSTANDING       WEIGHTED-
                                              --------------------------    AVERAGE
                                  OPTIONS     NUMBER OF      EXERCISE      EXERCISE
                                 AVAILABLE     OPTIONS        PRICE          PRICE
                                 ----------   ---------   --------------   ---------
Balance at December 31, 1996...     255,726     417,993   $0.06 - $ 0.47     $0.25
  Authorized...................     961,538          --         --              --
  Granted......................    (890,051)    890,051   $0.47 - $ 0.62     $0.51
  Exercised....................          --    (155,798)  $0.06 - $ 0.62     $0.38
  Canceled.....................         962        (962)      $0.47          $0.47
                                 ----------   ---------
Balance at December 31, 1997...     328,175   1,151,284   $0.06 - $ 0.62     $0.43
  Authorized...................   1,282,038          --         --              --
  Granted......................    (423,253)    423,253   $0.62 - $ 0.97     $0.86
  Exercised....................          --    (181,881)  $0.06 - $ 0.62     $0.45
  Canceled.....................     318,088    (326,649)  $0.06 - $ 0.62     $0.45
                                 ----------   ---------
Balance at December 31, 1998...   1,505,048   1,066,007   $0.06 - $ 0.97     $0.59
  Authorized...................   1,474,109          --         --              --
  Granted......................  (1,728,454)  1,728,454   $0.97 - $14.00     $2.88
  Exercised....................          --    (389,638)  $0.06 - $ 0.97     $0.59
  Canceled.....................      20,839     (20,839)  $0.62 - $ 0.97     $0.70
                                 ----------   ---------
Balance at December 31, 1999...   1,271,542   2,383,984   $0.06 - $14.00     $2.25
                                 ==========   =========

     The weighted-average fair value of options granted during 1997, 1998, and 1999 was $0.13, $0.22, and $0.73 respectively.

     Caliper granted nonqualified options of 458,010, 79,484, and 303,845 for the years ended December 31, 1997, 1998 and 1999, respectively.

     The following table summarizes information with respect to stock options outstanding at December 31, 1999:

                               OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                  ---------------------------------------------   --------------------------
                                  WEIGHTED
                                  AVERAGE           WEIGHTED      NUMBER        WEIGHTED
   RANGE OF        NUMBER        REMAINING          AVERAGE         OF      AVERAGE EXERCISE
EXERCISE PRICE    OF SHARES   CONTRACTUAL LIFE   EXERCISE PRICE   SHARES         PRICE
---------------   ---------   ----------------   --------------   -------   ----------------
$ 0.06 - $ 0.47..   280,602         6.84             $ 0.33        89,797        $0.27
     $0.62          202,051         7.89             $ 0.62        31,852        $0.62
     $0.97        1,161,262         9.13             $ 0.97       135,675        $0.96
     $3.12          579,288         9.75             $ 3.12         3,205        $3.12
$12.99 - $14.00     160,781         9.92             $13.80            --           --
                  ---------                                       -------
$ 0.06 - $14.00   2,383,984         8.96             $ 2.25       260,529        $0.71
                  =========                                       =======

     In February 1996, Caliper completed the acquisition of ChemCore Corporation ("ChemCore"), an early stage research and development entity. As part of the ChemCore merger, Caliper exchanged, at the ratio of 0.552762 to 1, outstanding options to purchase 240,499 shares of ChemCore common stock at an exercise price of $0.20 for options to purchase 132,936 shares of Caliper's common stock at an exercise price $0.36 per share. These options were initially granted at the fair value of ChemCore's common stock and generally vest over five years at a rate of 20% per year.

                           CALIPER TECHNOLOGIES CORP.

 7. REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (CONTINUED) A summary of activity of options assumed as part of the ChemCore merger is as follows:

                                                           OPTIONS OUTSTANDING
                                                          ---------------------
                                                          NUMBER OF    EXERCISE
                                                           OPTIONS      PRICE
                                                          ---------    --------
Balance at December 31, 1996 and 1997...................   132,936      $0.36
Exercised...............................................    (9,950)     $0.36
                                                          --------
Balance at December 31, 1998............................   122,986      $0.36
Exercised...............................................  (122,986)     $0.36
                                                          --------
Balance at December 31, 1999............................        --
                                                          ========

EMPLOYEE STOCK PURCHASE PLAN

     In October 1999, the board of directors and stockholders adopted the 1999 Employee Stock Purchase Plan ("1999 Purchase Plan"). A total of 300,000 shares of common stock has been reserved for issuance under the 1999 Purchase Plan. The number of shares reserved automatically increases by the greater of 0.5% of outstanding shares on a fully-diluted basis or the number of shares issued under the 1999 Purchase Plan during the prior 12-month period. The automatic share reserve increase may not exceed 3 million shares in aggregate over the 10-year period. The 1999 Purchase Plan permits eligible employees to acquire shares of Caliper's common stock through payroll deductions of up to 10% of their base compensation. No employee may participate in the 1999 Purchase Plan if immediately after the grant the employee has voting power over 5% or more of the outstanding capital stock. Under the 1999 Purchase Plan, the board may specify offerings of up to 27 months. Unless the board determines otherwise, common stock may be purchased at the lower of 85% of the fair market value of Caliper's common stock on the first day of the offering or 85% of the fair market value of Caliper's common stock on the purchase date. The initial offering period began on the effective date of the initial public offering. As of December 31, 1999, Caliper has not granted any shares under the 1999 Purchase Plan.

STOCK BASED COMPENSATION

     Pro forma information regarding net loss and net loss per share is required by SFAS 123, and has been determined as if Caliper had accounted for its employee stock options under the fair-value method of that Statement. The fair value of these options was estimated at the date of grant using the Black-Scholes method and the following assumptions for 1997, 1998 and 1999: volatility of 0.01, risk-free interest rate of 6%, an expected life of five years, and no dividends.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options using the graded vesting method. Caliper's pro forma information is as follows:

                                                      YEARS ENDED DECEMBER 31,
                                               ---------------------------------------
                                                  1997          1998          1999
                                               ----------    ----------    -----------
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net loss attributable to common stockholders:
  As reported................................   $(7,751)      $(5,149)      $(16,701)
  Pro forma..................................   $(7,810)      $(5,223)      $(17,319)
Basic and diluted net loss per share:
  As reported................................   $ (4.39)      $ (2.39)      $  (4.56)
  Pro forma..................................   $ (4.42)      $ (2.42)      $  (4.73)

                           CALIPER TECHNOLOGIES CORP.

 7. REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (CONTINUED) The effects of applying SFAS 123 for pro forma disclosures are not likely to be representative of the effects on reported net loss for future years.

     Caliper has recorded deferred stock compensation of approximately $500,000 for the year ended December 31, 1998 and $12.7 million for the year ended December 31, 1999, representing the difference between the exercise price of the options granted and the deemed fair value of the common stock. These amounts are being amortized by charges to operations over the vesting periods of the individual stock options using the graded vesting method. Such amortization expense amounted to approximately $3.9 million for the year ended December 31, 1999.

RESERVED STOCK

     As of December 31, 1999, Caliper had reserved shares of common stock for future issuance as follows:

Stock options...............................................  3,455,526
Warrants....................................................    112,963
1999 Purchase Plan..........................................    300,000
1999 Directors' Plan........................................    200,000
Stock agreement.............................................      7,692
                                                              ---------
                                                              4,076,181
                                                              =========

8. INCOME TAXES

     Caliper has no provision for U.S. federal or state income taxes for any period as it has incurred operating losses.

     As of December 31, 1999, Caliper had federal and California net operating loss carryforwards of approximately $20.2 million and $1.4 million. Caliper also had federal research and development tax credit carryforwards of approximately $900,000 and $500,000. The federal net operating loss and credit carryforwards will expire at various dates beginning in the year 2000 through 2019, if not utilized. The state of California net operating losses will begin to expire in year 2004, if not utilized.

     Utilization of the federal and state net operating losses and credits may be subject to a substantial limitation due to the change in ownership provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

                           CALIPER TECHNOLOGIES CORP.

8. INCOME TAXES (CONTINUED)
     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets for financial reporting purposes and the amounts used for income tax purposes. Significant components of Caliper's deferred tax assets for federal and state income taxes are as follows:

                                                             DECEMBER 31,
                                                          -------------------
                                                           1998        1999
                                                          -------    --------
                                                            (IN THOUSANDS)
Net operating loss carryforwards........................  $ 3,600    $  7,000
Research credit carryforwards...........................    1,000       1,400
Capitalized research and development....................    1,600       1,500
Other, net..............................................      100         600
                                                          -------    --------
Net deferred tax assets.................................    6,300      10,500
Valuation allowance.....................................   (6,300)    (10,500)
                                                          -------    --------
          Total.........................................  $    --    $     --
                                                          =======    ========

     Because of Caliper's lack of earnings history, the deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $1.0 million and $4.2 million during the years ended December 31, 1998 and 1999.

 9. LITIGATION

     On March 22, 1999, Caliper filed a lawsuit in California Superior Court for the County of Santa Clara against Aclara Biosciences, Inc. and Caliper's former patent counsel, alleging that all the defendants misappropriated certain of Caliper's trade secrets relating to Caliper business plans, patents and intellectual property strategy. The suit also alleges that Caliper's former patent counsel committed a breach of the duties they owed to Caliper as its former attorneys. The suit seeks damages and equitable remedies to prevent Aclara and Caliper's former patent counsel from benefiting from the alleged misappropriation and breach of duties. On January 12, 2000, Caliper filed a lawsuit in United States District Court for the Northern District of California alleging that Aclara is infringing four U.S. patents licensed to Caliper by Lockheed Martin Energy Research Corporation. These patents cover technology for controlling the flow of materials in microfluidic chips, as well as devices, systems and applications that make use of this technology. Caliper subsequently amended this complaint to allege that Aclara is infringing another of its patents covering technology for controlling the flow of materials in microfluidic chips. While Caliper believes that its complaints are meritorious, there can be no assurance that Caliper will prevail in its action against any or all of the defendants, or that if Caliper prevails, any damages or equitable remedies awarded, if any, will be commercially valuable. Furthermore, Caliper has incurred and is likely to continue to incur substantial costs and expend substantial personnel time in pursuing its claims against Aclara and Caliper's former patent counsel.

     On April 23, 1999, Aclara Biosciences filed a lawsuit in United States District Court for the Northern District of California alleging that Caliper is making, using, selling or offering for sale microfluidic devices that infringe United States Patent Number 5,750,015 in willful disregard of Aclara's patent rights. This patent concerns methods and devices for moving molecules by the application of electrical fields. The Aclara action seeks damages for past and future reduced sales or lost profits based upon the making, using, selling and offering for sale of Caliper's products and processes, and seeks to enjoin Caliper's continued activities relating to these products. This action subjects Caliper to potential liability for damages, including treble damages, and could require Caliper to cease making, using or selling the affected products, or to obtain a license in order to continue to manufacture, use or sell the affected products. While Caliper believes that it has meritorious defenses in this action, there can be no assurance that Caliper will prevail or that any license required would be

                           CALIPER TECHNOLOGIES CORP.

 9. LITIGATION (CONTINUED)
made available on commercially acceptable terms, if at all. Furthermore, Caliper has incurred and is likely to continue to incur substantial costs and expend substantial personnel time in defending against the claims filed by Aclara. Caliper's failure to successfully defend itself against the Aclara action could have a material adverse effect on Caliper's business, financial condition and operating results.

                                 EXHIBIT INDEX

          EXHIBIT
          NUMBER                         DESCRIPTION OF DOCUMENT
        -----------                      -----------------------
         3.1(1)        Amended and Restated Certificate of Incorporation of
                       Caliper.
         3.2(2)        Bylaws of Caliper.
         4.1           Reference is made to Exhibits 3.1 and 3.2.
         4.2(3)        Specimen Stock Certificate.
        10.1(3)        Lease Agreement, dated December 1, 1998, between Caliper and
                       605 East Fairchild Associates, L.P.
        10.2(3)(4)     1996 Equity Incentive Plan.
        10.3(3)(4)     1999 Equity Incentive Plan.
        10.4(3)(4)     1999 Employee Stock Purchase Plan.
        10.5(3)(4)     1999 Non-Employee Directors' Stock Option Plan.
        10.6(3)(4)     Employment Agreement, dated January 18, 1999, between
                       Caliper and Daniel L. Kisner, M.D.
        10.7(3)(4)     Promissory Note, dated July 29, 1999, between Caliper and
                       Daniel L. Kisner, M.D.
        10.8(3)        Amended and Restated Investor Rights Agreement, dated May 7,
                       1998, among Caliper and certain stockholders of Caliper.
        10.9(3)(4)     Form of Indemnification Agreement entered into between
                       Caliper and its directors and executive officers.
        10.10(3)(5)    Collaboration Agreement, dated May 2, 1998, between Caliper and Hewlett-Packard Company.
        10.11(3)(5)    Termination, Transition and Technology Access Program
                       Agreement, dated November 24, 1998, between Caliper and
                       Hoffmann-La Roche Inc.
        10.12(3)(5)    Technology Access Agreement, dated December 21, 1998,
                       between Caliper and Amgen, Inc.
        10.13(3)(5)    Technology Access Agreement, dated August 12, 1999, between
                       Caliper and Eli Lilly and Company.
        10.14(3)(5)    Screening Collaboration Agreement, dated December 16, 1998, between Caliper and Neurocrine Biosciences, Inc.
        10.15(3)(5)    Sole Commercial Patent License Agreement, effective
                       September 1, 1995, between Lockheed Martin Energy Research
                       Corporation and Caliper, as amended (domestic).
        10.16(3)(5)    Sole Commercial Patent License Agreement, effective
                       September 1, 1995, between Lockheed Martin Energy Research
                       Corporation and Caliper, as amended (international).
        10.17(3)(4)    Consulting Agreement, dated April 30, 1997, between Caliper and Dr. David V. Milligan.
        10.18(3)(4)    Employment Agreement, dated September 23, 1999, between
                       Caliper and James L. Knighton.
        10.19(3)(4)    Consulting Agreement, dated May 1, 1997, between Caliper and
                       Regis McKenna.
        10.20(3)(4)    Promissory Note, dated March 25, 1997, between Caliper and
                       Michael R. Knapp, Ph.D.

          EXHIBIT
          NUMBER                         DESCRIPTION OF DOCUMENT
        -----------                      -----------------------
        10.21(3)(4)    Option Agreement, dated August 9, 1995, between Caliper and
                       Michael R. Knapp, Ph.D.
        10.22(3)(4)    Amendment to Option Agreement, dated August 25, 1995,
                       between Caliper, Michael R. Knapp, Ph.D., J. Michael Ramsey,
                       Ph.D. and Avalon Medical Partners.
        10.23(3)(4)    The Corporate Plan for Retirement Select Plan Adoption
                       Agreement and related Basic Plan Document.
        10.24          Warrant for the purchase of shares of Common Stock issued to
                       Michael R. Knapp, dated October 11, 1996.
        10.25          Warrant for the purchase of shares of Common Stock issued to
                       Michael R. Knapp, dated February 2, 2000.
        23.1           Consent of Ernst & Young LLP, independent auditors.
        24.1           Power of Attorney (reference is made to the signature page of this report).
        27.1           Financial Data Schedule.

---------------
(1) Previously filed as Exhibit 3.3 to our Registration Statement on Form S-1, Registration No. 333-88827.

(2) Previously filed as Exhibit 3.4 to our Registration Statement on Form S-1, Registration No. 333-88827.

(3) Previously filed as the like-numbered Exhibit to our Registration Statement on Form S-1, Registration No. 333-88827.

(4) Management contract or compensatory plan or arrangement.

(5) Confidential treatment has been granted for a portion of this exhibit.