Form 10-Q
period 2000-03-31
CALIPER TECHNOLOGIES CORP
filed 2000-05-15
CIK 1014672

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE PERIOD ENDED MARCH 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________________ TO
    _________________________.


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


COMMON SHARES OUTSTANDING ON APRIL 19, 2000:  21,049,683

                           CALIPER TECHNOLOGIES CORP.
                                TABLE OF CONTENTS


                                                                                     Page
                                                                                     ----
PART I             FINANCIAL INFORMATION

         Item 1.   Financial Statements (unaudited)
                        Condensed Balance Sheets as of March 31, 2000
                             and December 31, 1999 .................................   2
                        Condensed Statements of Operations for the Three Months
                             Ended March 31, 2000 and 1999 .........................   3
                        Condensed Statements of Cash Flows for the Three Months
                             Ended March 31, 2000 and 1999 .........................   4

                        Notes to Unaudited Condensed Financial Statements ..........   5

         Item 2.   Management's Discussion and Analysis of Financial Condition
                     and Results of Operations......................................   8

         Item 3.   Quantitative and Qualitative Disclosures About Market Risk ......  16


PART II            OTHER INFORMATION

         Item 1.   Legal Proceedings ..............................................   17

         Item 2.   Changes in Securities and Use of Proceeds ......................   18

         Item 6.   Exhibits and Reports on Form 8-K ................................  18

     Signature......................................................................  20

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           CALIPER TECHNOLOGIES CORP.

                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                 MARCH 31,      DECEMBER 31,
                                                   2000            1999
                                                 ---------      ------------
                                                (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents .................... $  26,258       $  44,772
  Marketable securities ........................    40,645          28,520
  Accounts receivable, net .....................       235           1,055
  Inventories ..................................     1,207             287
  Prepaid expenses and other current assets.....     1,190             754
                                                 ---------       ---------
Total current assets ...........................    69,535          75,388
Marketable securities ..........................    29,567          26,924
Property and equipment, net ....................     5,288           5,346
Notes receivable from officers .................       540             625
Other assets, net ..............................       535             564
                                                 ---------       ---------
Total assets ................................... $ 105,465       $ 108,847
                                                 =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ............................. $   1,708       $   1,321
  Accrued compensation .........................     1,212           1,082
  Other accrued liabilities ....................     1,409           1,011
  Deferred revenue .............................     3,202           2,210
  Current portion of equipment financing .......     1,566           1,454
                                                 ---------       ---------
Total current liabilities ......................     9,097           7,078
Noncurrent portion of equipment financing ......     3,820           3,671
Deferred revenue ...............................       794              --
Other noncurrent liabilities ...................       302             235

Commitments
Stockholders' equity:
Common stock ...................................        21              21
Additional paid-in capital .....................   142,919         142,401
Deferred stock compensation ....................    (7,871)         (9,317)
Accumulated deficit ............................   (43,403)        (35,109)
Accumulated other comprehensive loss ...........      (214)           (133)
                                                 ---------       ---------
Total stockholders' equity .....................    91,452          97,863
                                                 ---------       ---------
Total liabilities and stockholders' equity...... $ 105,465       $ 108,847
                                                 =========       =========

                             See accompanying notes.

                           CALIPER TECHNOLOGIES CORP.
                       CONDENSED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                            THREE MONTHS ENDED
                                                                MARCH 31,
                                                         -----------------------
                                                           2000          1999
                                                         --------       --------
Revenue ................................................ $  3,912       $  2,283

Costs and expenses:
  Research and development .............................    7,091          3,478
  General and administrative ...........................    2,713          1,097
  Amortization of deferred stock compensation (1).......    1,446             90
                                                         --------       --------
Total costs and expenses ...............................   11,250          4,665
                                                         --------       --------
Operating loss .........................................   (7,338)        (2,382)
Interest income, net ...................................    1,338            319
                                                         --------       --------
Net loss before accounting change ......................   (6,000)        (2,063)
Cumulative effect of a change in accounting principle...   (2,294)            --
                                                         --------       --------
Net loss ...............................................   (8,294)        (2,063)
Accretion on redeemable convertible preferred stock.....       --           (607)
                                                         --------       --------
Net loss attributable to common stockholders ........... $ (8,294)      $ (2,670)
                                                         ========       ========

Net loss per common share, basic and diluted:
Net loss before accounting change ...................... $  (0.29)      $  (1.05)
Cumulative effect of a change in accounting
  principle ............................................    (0.11)            --
                                                         --------       --------
Net loss ............................................... $  (0.40)      $  (1.05)
                                                         ========       ========
Shares used in computing net loss per common share,
  basic and diluted ....................................   20,887          2,545

Pro forma net loss per share, basic and diluted ........ $  (0.40)      $  (0.14)
                                                         ========       ========
Shares  used in  computing pro forma net loss per
  share, basic and diluted .............................   20,887         15,078

(1) Amortization of deferred stock compensation relates to the following:

     Research and development .......................... $    515       $     82
     General and administrative ........................      931              8
                                                         --------       --------
     Total ............................................. $  1,446       $     90
                                                         ========       ========

                           CALIPER TECHNOLOGIES CORP.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                  THREE MONTHS
                                                                  ENDED MARCH 31,
                                                              --------------------
                                                                 2000        1999
                                                              --------     --------
OPERATING ACTIVITIES
Net loss ...............................................      $(8,294)     $(2,063)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Cumulative effect of a change in accounting principle         2,294           --
  Depreciation and amortization ........................          460          314
  Amortization of deferred stock compensation ..........        1,446           90
  Stock options issued to non-employees ................          501           --
  Changes in operating assets and liabilities:
     Accounts receivable ...............................          820          707
     Notes receivable from officers ....................           85           --
     Inventories .......................................         (920)         (27)
     Prepaid expenses and other assets .................         (436)         (24)
     Accounts payable and other accrued liabilities ....          785          686
     Accrued compensation ..............................          130          (11)
     Deferred revenue ..................................         (508)        (384)
     Other noncurrent liabilities ......................           67           73
                                                              -------       ------
Net cash used in operating activities ..................       (3,570)        (639)
                                                              -------       ------

INVESTING ACTIVITIES
Purchases of available-for-sale securities .............      (34,478)      (7,258)
Proceeds from sales of available-for-sale securities ...        7,052          301
Proceeds from maturities of available-for-sale
  securities ...........................................       12,577        5,789
Capital expenditures ...................................         (373)      (1,195)
                                                              -------       ------
Net cash used in investing activities ..................      (15,222)      (2,363)
                                                              -------       ------

FINANCING ACTIVITIES
Proceeds from equipment financing ......................          657          307
Payments of obligations under equipment financing ......         (396)        (220)
Proceeds from issuance of common and preferred stock ...           17           58
                                                              -------       ------
Net cash provided by financing activities ..............          278          145
                                                              -------       ------
Net decrease in cash and cash equivalents ..............      (18,514)      (2,857)
Cash and cash equivalents at beginning of period .......       44,772        5,158
                                                              -------       ------
Cash and cash equivalents at end of period .............      $26,258       $2,301
                                                              =======       ======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid ..........................................      $   150       $   70
                                                              =======       ======
SCHEDULE OF NONCASH TRANSACTION
Deferred stock compensation ............................      $    --       $5,037
                                                              =======       ======

                             See accompanying notes.

                           CALIPER TECHNOLOGIES CORP.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

BASIS OF PRESENTATION

   The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1999 filed by Caliper Technologies Corp.

REVENUE RECOGNITION

   Revenues are earned from services performed pursuant to Caliper's collaboration agreement, technology access program agreements and government grants.

COLLABORATION AGREEMENT

   Revenue from development activities under Caliper's collaboration agreement is recorded in the period in which the costs are incurred. Direct costs associated with this contract are reported as research and development expense. Revenue related to the reimbursement of costs for the supply of chips and reagents to our collaboration partner is recognized upon shipment. Caliper's share of gross margin on components of the LabChip(R) system sold by the collaboration partner is recognized as revenue upon shipment by the collaboration partner to the end user.

TECHNOLOGY ACCESS PROGRAM AGREEMENTS

   Caliper has entered into a number of multi-year technology access program agreements consisting of four basic elements: (1) access to existing technology;
(2) a multi-year subscription for technology developed during the subscription period; (3) development and support services; and (4) access to prototype LabChip(R) systems developed during the subscription period. Caliper allocates the total arrangement fees to each element based on fair value.

   Caliper previously recognized non-refundable license fees under its technology access programs as revenues upon transfer of the license to third parties and when no further performance obligations existed. Effective January 1, 2000, Caliper changed its method of accounting for non-refundable license fees to recognize such fees ratably over the term of the committed related technology access program agreement. Caliper believes the change in accounting principle is preferable based on guidance provided in SEC Staff Accounting Bulletin No. 101 - Revenue Recognition in Financial Statements. The $2.3 million cumulative effect of the change in accounting principle was reported as a charge in the quarter ended March 31, 2000. The cumulative effect was initially recorded as deferred revenue that will be recognized as revenue over the remaining contractual terms of the technology access program agreements. During the quarter ended March 31, 2000, the impact of the change in accounting was to increase net loss by $1.8 million, or $0.09 per share, comprised of the $2.3 million cumulative effect of the change as described above ($0.11 per share), net of $450,000 of the related deferred revenue which was recognized as revenue during the quarter ($0.02 per share). The remainder of the related deferred revenue will be recognized in revenue approximately as follows: $850,000 over the remainder of 2000, $800,000 in 2001 and $194,000 in 2002. Had the change in accounting been adopted as of January 1, 1999, revenue for the quarter ended March 31, 1999 would have increased by $117,000, or decreased proforma net loss by $0.01 per share.

   Subscription fees are recognized ratably over the subscription period. When payment of the subscription fee is contingent upon reaching a milestone, revenue is deferred until the milestone is met. Support and development services revenue is recognized in the periods the costs are incurred. Product revenue is recognized upon transfer of title to the customer.

GOVERNMENT GRANTS

   Caliper's grant from the National Institute of Standards and Technology provides for the reimbursement of qualified expenses for research and development as defined under the terms of the grant agreement. Revenue under grant agreements is recognized when the related research expenses are incurred.

DEFERRED COMPENSATION ARRANGEMENTS

   Caliper maintains certain trading assets to generate returns that offset changes in certain liabilities related to deferred compensation arrangements. The trading assets consist of marketable equity securities and are stated at fair value. Both realized and unrealized gains and losses generally offset the change in the deferred compensation liability and to date have not been material.

STOCK-BASED COMPENSATION

   Caliper accounts for its stock options and equity awards in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and has elected to follow the "disclosure only" alternative prescribed by Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). Caliper accounts for stock options issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force 96-18. For the quarter ended March 31, 2000, compensation expense related to stock options issued to non-employees was $501,000.

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

     A reconciliation of shares used in the calculations is as follows (in thousands):

                                                                        Three months ended
                                                                            March 31,
                                                                      ----------------------
                                                                       2000           1999
                                                                      -------        -------
     Basic and diluted:
       Net loss....................................................   $(8,294)       $(2,063)
       Accretion on redeemable convertible preferred stock.........        --           (607)
                                                                      -------        -------
     Net loss attributable to common stockholders..................   $(8,294)       $(2,670)
                                                                      =======        =======
     Weighted-average shares of common stock outstanding...........    21,018          2,863
     Less: weighted-average shares subject to repurchase............     (131)          (318)
                                                                      -------        -------
     Weighted-average shares used in basic and diluted net loss
       per share...................................................    20,887          2,545

     Pro forma basic and diluted:
      Net loss.....................................................   $(8,294)       $(2,063)
                                                                      =======        =======
     Shares used above.............................................    20,887          2,545
     Adjustment to reflect weighted-average effect of assumed
       conversion of preferred stock...............................        --         12,533
                                                                      -------        -------
     Weighted-average shares used in pro forma basic and diluted
       net loss per share..........................................    20,887         15,078
                                                                      =======        =======

NOTE 2 - CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

     As of March 31, 2000 Caliper invests its excess cash in U.S. government and agency securities, debt instruments of financial institutions and corporations and money market funds with strong credit ratings. They are classified as available-for-sale and are carried at fair value with unrealized gains and losses reported in stockholders' equity.

NOTE 3 - INVENTORIES

     Inventories consist of the following (in thousands):

                                                   March 31,       December 31,
                                                     2000             1999
                                                   ---------       ------------
     Raw material .....................             $1,147             $253
     Work in process ..................                 24               13
     Finished goods ...................                 36               21
                                                    ------             ----
        Total .........................             $1,207             $287
                                                    ======             ====


NOTE 4 -- COMPREHENSIVE LOSS

     The components of comprehensive loss for the three months ended March 31, 2000 and 1999 are as follows (in thousands):

                                                        Three Months Ended
                                                            March 31,
                                                      -----------------------
                                                         2000          1999
                                                       -------       -------
     Net loss attributable to common stockholders..    $(8,294)      $(2,670)
     Unrealized gain (loss) on securities .........       (214)           --
                                                       -------       -------
     Comprehensive loss ...........................    $(8,508)      $(2,670)
                                                       =======       =======

NOTE 5 -- LITIGATION

     On March 22, 1999, Caliper filed a lawsuit in California Superior Court for the County of Santa Clara against Aclara Biosciences, Inc. and Caliper's former patent counsel, alleging that all the defendants misappropriated certain of Caliper's trade secrets relating to Caliper business plans, patents and intellectual property strategy. The suit also alleges that Caliper's former patent counsel committed a breach of the duties they owed to Caliper as its former attorneys. The suit seeks damages and equitable remedies to prevent Aclara and Caliper's former patent counsel from benefiting from the alleged misappropriation and breach of duties. On January 12, 2000, Caliper filed a lawsuit in United States District Court for the Northern District of California alleging that Aclara is infringing four U.S. patents licensed to Caliper by Lockheed Martin Energy Research Corporation. These patents cover technology for controlling the flow of materials in microfluidic chips, as well as devices, systems and applications that make use of this technology. Caliper subsequently amended this complaint to allege that Aclara is infringing another of its patents covering technology for controlling the flow of materials in microfluidic chips. Aclara has counterclaimed for a declaratory judgment that the patents in this suit are invalid, unenforceable and are not infringed by Aclara. While Caliper believes that its complaints are meritorious, there can be no assurance that Caliper will prevail in its action against any or all of the defendants, or that if Caliper prevails, any damages or equitable remedies awarded, if any, will be commercially valuable. Furthermore, Caliper has incurred and is likely to continue to incur substantial costs and expend substantial personnel time in pursuing its claims against Aclara and Caliper's former patent counsel.

     On April 23, 1999, Aclara Biosciences filed a lawsuit in United States District Court for the Northern District of California alleging that Caliper is making, using, selling or offering for sale microfluidic devices that infringe United States Patent Number 5,750,015 in willful disregard of Aclara's patent rights. This patent concerns methods and devices for moving molecules by the application of electrical fields. The Aclara action seeks damages for past and future reduced sales or lost profits based upon the making, using, selling and offering for sale of Caliper's products and processes, and seeks to enjoin Caliper's continued activities relating to these products. Caliper has counterclaimed for a declaratory judgment of noninfringement, invalidity and unenforceability of all claims of the Aclara patent. This action subjects Caliper to potential liability for damages, including treble damages, and could require Caliper to cease making, using or selling the affected products, or to obtain a license in order to continue to manufacture, use or sell the affected products. While Caliper believes that it has meritorious defenses in this action, there can be no assurance that Caliper will prevail or that any license required would be made available on commercially acceptable terms, if at all. Furthermore, Caliper has incurred and is likely to continue to incur substantial costs and expend substantial personnel time in defending against the claims filed by Aclara. Caliper's failure to successfully defend itself against the Aclara action could have a material adverse effect on Caliper's business, financial condition and operating results.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This Management's Discussion and Analysis of Financial Condition and
Results of Operations as of March 31, 2000 and for the three month periods ended March 31, 2000 and March 31, 1999 should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

   Except for historical information, the discussion in this report contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this report should be read as applying to all related forward-looking statements wherever they appear in this report. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to these differences include those discussed in "--Factors Affecting Operating Results" below as well as those discussed elsewhere.

OVERVIEW

   We are a leader in lab-on-a-chip technologies that miniaturize, integrate and automate many laboratory processes. We develop, manufacture and sell our proprietary LabChip(R) systems to pharmaceutical and other companies. We believe our LabChip(R) systems have the potential to assemble the power and reduce the scale of entire laboratories full of equipment and people. From inception in July 1995 through March 2000, our operating activities were primarily devoted to research, development and commercialization of technologies involving the manipulation of very small amounts of fluid, which are referred to as "microfluidic technologies," and first-generation products such as the Agilent 2100 Bioanalyzer, LabChip(R) kits and our high throughput system, recruiting personnel, business development, raising capital and acquiring assets. In 1999, we recognized revenue from our first product sales when we sold initial versions of our high throughput system for drug screening to our three technology access program customers. In addition, in September 1999, Agilent, our commercial partner, introduced our first LabChip(R) system for use by individual researchers. In March 2000, we recognized revenue from our first multi-capillary Sipper(TM) chip system and Millennium Pharmaceuticals joined our technology access program, becoming our fourth technology access program customer.

   Since our inception, we have incurred significant losses and, as of March 31, 2000, we had an accumulated deficit of $43.4 million. Our losses have resulted principally from costs incurred in research and development, manufacturing scale-up, and from general and administrative costs associated with our operations. We expect to continue to incur substantial research and development, manufacturing scale-up, and general and administrative costs. As a result, we will need to generate significantly higher revenue to achieve profitability.

   Our revenue has been derived principally from contract revenue earned under our collaboration agreement with Agilent and from our technology access program customers. To a lesser extent, we have derived revenue from the sale of products and government grants. Although we are developing and plan to introduce future products, we cannot assure you that we will be successful in these efforts. To date, we have generated a substantial portion of our revenue from a limited number of sources. Three of our technology access program customers, Amgen, Eli Lilly and Roche and our commercial partner, Agilent, each accounted for in excess of 10% of our revenue in the period ended March 31, 2000. Agilent alone accounted for 38% of our revenue in this period, and the three technology access program customers collectively accounted for 55% of our revenue in this period. During the quarter ended March 31, 1999, Agilent accounted for 60% of our revenue and a technology access program customer accounted for 33% of our revenue.

   Under our agreement, Agilent funds our research and development expenditures related to the collaboration, reimburses us for our costs of supplying chips, and chemicals used in the experiment, which are referred to as "reagents," to Agilent and pays us a share of the gross margin earned on all components of LabChip(R) systems they sell. Revenue from development and support activities under our collaboration agreement is recorded in the period in which the costs are incurred. Direct costs associated with this contract are reported as research and development expense. Revenue related to the reimbursement of costs for the supply of chips and reagents to Agilent is recognized upon shipment. Our share of gross margin on components of the LabChip(R) system sold by Agilent is recognized as revenue upon shipment to the end user. Agilent has only recently begun marketing and sales efforts for the Agilent 2100 Bioanalyzer. Sales of new and innovative instrumentation such as the Agilent 2100 Bioanalyzer involve a long sales cycle, requiring customer training and demonstration periods. As a result, to date Agilent has sold a modest number of Agilent 2100 Bioanalyzers, and it is too early for us to predict peak market acceptance of this technology.

   Under our technology access program agreements, we recognize as revenue non-refundable license subscription fees over the term of the subscription, product sales upon the transfer of title to the customer, and development and support fees in the period in which the costs are incurred. Subscription fees and development and support fees may be received annually or quarterly in advance depending upon the terms of the agreement. Payments received in advance under all of these agreements are recorded as deferred revenue until earned. We have evaluated the applicability of SAB 101 to our existing technology access program agreements. We have concluded that the approach described in SAB 101 is preferable and have changed our method of accounting effective January 1, 2000 to recognize such fees over the term of the related agreement. The cumulative effect of this change in accounting principle is approximately $2.3 million as of January 1, 2000 and has been recognized as a charge in the quarter ended March 31, 2000. The cumulative effect is recorded as deferred revenue and will be recognized as revenue over the remaining contractual terms of the technology access program agreements. As of March 31, 2000, a total of $4.0 million of revenue was deferred. We expect to recognize this deferred revenue through the third quarter of year 2002.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2000 and 1999

   Revenue. Revenue increased to $ 3.9 million for the quarter ended March 31, 2000 from $2.3 million for the comparable period in 1999. Of the increase, $450,000 is attributed to up-front fees received in prior years which were ratably recorded as revenue during the quarter ended March 31, 2000, as prescribed by SAB 101. The remaining increase was primarily derived from our technology access program.

   Research and Development Expenses. Research and development expenses consist primarily of salaries and related personnel costs, fees paid to consultants and outside service providers for chip development, material costs for prototype and test units, legal expenses resulting from intellectual property prosecution and litigation, and other expenses related to the design, development, testing, and enhancement of our products. We expense our research and development costs as they are incurred. Research and development expenses increased to $7.1 million for the quarter ended March 31, 2000 from $3.5 million for the quarter ended March 31, 1999. The increase of $3.6 million was attributable to continued growth of research and development activities, including $1.6 million related to growth in personnel and services to support our technology access program and initial product launches, $1.4 million for costs related to intellectual property matters and the remainder due to expansion in operating activities. We expect research and development spending to increase significantly over the next several years as we expand our research and product development efforts.

   General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, recruiting expenses, professional fees, and other corporate expenses including business development and general legal activities. General and administrative expenses increased to $2.7 million for the quarter ended March 31, 2000 from $1.1 million for the quarter ended March 31, 1999. The increase of $1.6 million was due to $895,000 related to compensation for general and administrative personnel, $453,000 related to costs associated with being a public company and the remaining balance is due to overall expansion in our operations. We expect general and administrative expenses to continue to increase over the next several years to support our growing business activities, the commercialization of our products, and due to the costs associated with operating a public company.

   Amortization of Deferred Stock Compensation. Deferred stock compensation represents the difference between the deemed fair value of our common stock for accounting purposes and the exercise price of options at the date of grant. During 1998 and 1999, we recorded deferred stock compensation totaling $13.2 million. This amount is being amortized over the respective vesting periods of the individual stock options using the graded vesting method. We recorded amortization of deferred compensation of $1.4 million for the quarter ended March 31, 2000 and $3.9 million for the year ended December 31, 1999. We expect to record amortization expense for deferred compensation as follows: $3.2 million for the remainder of 2000, $2.5 million during 2001, $1.4 million during 2002, $670,000 during 2003 and $122,000 during 2004. The amount of deferred compensation expense to be recorded in future periods may decrease if unvested options for which deferred compensation has been recorded are subsequently canceled.

   Interest Income, Net. Net interest income consists of income from our cash and investments offset by expenses related to our financing obligations. Net interest income increased to $1.3 million for the quarter ended March 31, 2000 from net interest income of $320,000 for the quarter ended March 31, 1999. This increase was due to higher cash and investment balances as a result of $75.9 million net proceeds raised in our December 1999 initial public offering, partially offset by increased interest charges from higher financing obligation balances.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2000, cash, cash equivalents and marketable securities were $96.5 million compared to $100.2 million at December 31, 1999. We used $3.6 million for operations for the period ended March 31, 2000 as compared to $639,000 for the comparable period in 1999. This consisted of the net loss of $8.3 million offset by non-cash charges of $4.7 million related to a change in accounting principle, amortization of deferred stock compensation, stock options issued to non-employees and depreciation and amortization expense.

   Net cash used in investing activities was $15.2 million for the three months ended March 31, 2000 as compared to $2.4 million for the comparable period in 1999. Net cash used in investing consists primarily of purchases of available-for-sale investments offset by proceeds from sales and maturities of available-for-sale investments, as well as capital expenditures.

   We received $278,000 from financing activities for the quarter ended March 31, 2000 as compared to $145,000 for the comparable period in 1999. Net proceeds from financing activities consisted principally of $657,000 from equipment financing, offset in part by repayments of equipment financing arrangements of $396,000.

   Our capital requirements depend on numerous factors, including market acceptance of our products, the resources we devote to developing and supporting our products, and other factors. We expect to devote substantial capital resources to continue our research and development efforts, to expand our support and product development activities, and for other general corporate activities. We believe that our current cash balances, together with the revenue to be derived from our collaboration with Agilent and our technology access program agreements, will be sufficient to fund our operations at least into the year 2002. During or after this period, if cash generated by operations is insufficient to satisfy our liquidity requirements, we may need to sell additional equity or debt securities or obtain additional credit arrangements. Additional financing may not be available on terms acceptable to us or at all. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders.


FACTORS AFFECTING OPERATING RESULTS

OUR LABCHIP(R) SYSTEMS MAY NOT ACHIEVE MARKET ACCEPTANCE, WHICH COULD CAUSE OUR REVENUE TO DECLINE.

   Our technologies are still in the early stages of development, and our LabChip(R) systems incorporating these technologies have only recently been made commercially available. If our LabChip(R) systems do not gain market acceptance, we will be unable to generate sales and our revenue will decline. The commercial success of our LabChip(R) systems will depend upon market acceptance of the merits of our LabChip(R) systems by pharmaceutical and biotechnology companies, academic research centers and other companies that rely upon laboratory experimentation. We have not yet demonstrated these benefits. Market acceptance will depend on many factors, including:

   o our ability to demonstrate the advantages and potential economic value of our LabChip(R) systems over alternative well-established technologies and products

   o  the extent of Agilent's efforts to market the Agilent 2100 Bioanalyzer

   o our ability to market our high throughput systems through our technology access program

   Because the products comprising our LabChip(R) systems have been in operation for a limited period of time, their accuracy, reliability, ease of use and commercial value have not been fully established. If the initial Agilent 2100 Bioanalyzer customers or our initial technology access program customers do not approve of our initial LabChip(R) systems because these systems fail to generate the quantities and quality of data they expect, are too difficult or costly to use, or are otherwise deficient, market acceptance of these LabChip(R) systems would suffer and further sales may be limited. We cannot assure you that these customers' efforts to put our LabChip(R) systems into use will continue or will be expeditious or effective. Potential customers for our high throughput systems may also wait for indications from our four initial technology access program customers that our high throughput systems work effectively and generate substantial benefits. Further, non-acceptance by the market of our initial LabChip(R) systems could undermine not only those systems but subsequent LabChip(R) systems as well.

WE EXPECT TO INCUR FUTURE OPERATING LOSSES AND MAY NOT ACHIEVE PROFITABILITY.

   We have experienced significant operating losses each year since our inception and expect to incur substantial additional operating losses for at least the next two years, primarily as a result of expected increases in expenses for manufacturing capabilities, research and product development costs and general and administrative costs. We may not achieve profitability. For example, we experienced net losses of approximately $6.3 million in 1997, $3.0 million in 1998, $14.4 million in 1999 and $8.3 million for the quarter ended March 31, 2000. As of March 31, 2000, we had an accumulated deficit of approximately $43.4 million. Our losses have resulted principally from costs incurred in research and development and from general and administrative costs associated with our operations. These costs have exceeded our revenue and interest income which, to date, have been generated principally from collaborative research and development agreements, technology access fees, cash and investment balances and, to a lesser extent, product sales and government grants.

OUR OPERATING RESULTS FLUCTUATE SIGNIFICANTLY AND ANY FAILURE TO MEET FINANCIAL EXPECTATIONS MAY DISAPPOINT SECURITIES ANALYSTS OR INVESTORS AND RESULT IN A DECLINE IN OUR STOCK PRICE.

   Our quarterly operating results have fluctuated significantly in the past and we expect they will fluctuate in the future as a result of many factors, some of which are outside of our control. For example, our revenues have varied dramatically as a result of new customers joining our technology access program and product shipments. It is possible that in some future quarter or quarters, our operating results will be below the expectations of securities analysts or investors. In this event, the market price of our common stock may fall abruptly and significantly. Because our revenue and operating results are difficult to predict, we believe that period-to-period comparisons of our results of operations are not a good indication of our future performance.

   If revenue declines in a quarter, whether due to a delay in recognizing expected revenue or otherwise, our earnings will decline because many of our expenses are relatively fixed. In particular, research and development and general and administrative expenses and amortization of deferred stock compensation are not affected directly by variations in revenue.

WE ARE INVOLVED IN INTELLECTUAL PROPERTY LITIGATION WITH ACLARA BIOSCIENCES THAT MAY HURT OUR COMPETITIVE POSITION, MAY BE COSTLY TO US AND MAY PREVENT US FROM SELLING OUR PRODUCTS.

   Our suits against Aclara are costly to litigate and if we are not successful then we will not recover these costs. We have filed a suit against Aclara Biosciences, Inc. and our former patent counsel alleging that they misappropriated our trade secrets, and that our former patent counsel breached their duties to us as our attorneys. We also filed suit against Aclara in January 2000 alleging Aclara is infringing certain patent rights licensed to us. Aclara has counterclaimed for a declaratory judgment that the patents in this suit are invalid, unenforceable and are not infringed by Aclara. We may not be successful in our lawsuits against them, in which case we will have incurred substantial litigation costs that we will not recover.

   If we lose Aclara's suit against us it will hurt our competitive position, may be costly to us and may prevent us from selling our products. In addition, subsequent to the filing of our first suit, Aclara sued us claiming we are infringing one of its patents with our LabChip(R) systems that use electrical charges to move fluids and chemicals through the channels of the chip. We have counterclaimed for a declaratory judgment of noninfringement, invalidity and unenforceability of all claims of the Aclara patent. If we lose this case, we will need to obtain from Aclara a license to this technology in order to continue to market our products that have been found to infringe Aclara's patent, which may include all products currently marketed by Agilent. This license could be expensive, or could require us to license to Aclara some of our technology which would result in a partial loss of our competitive advantage in the marketplace, each of which could seriously harm our ability to conduct our business, and hurt our financial condition and results of operations. We believe that we have meritorious defenses in this action. However, litigation is unpredictable and we may not prevail with any of these defenses. If Aclara is successful in its suit against us and is unwilling to grant us a license, we will be required to stop selling our products that are found to infringe Aclara's patent unless we can redesign them so they do not infringe Aclara's patent, which we may be unable to do. In addition, if we lose the patent suit, we could be required to pay Aclara damages, including treble damages, which could be substantial and seriously harm our financial position.

   This litigation will be expensive to us, may be protracted and our confidential information may be compromised. Whether or not we are successful in these lawsuits, we expect this litigation to consume substantial amounts of our financial and managerial resources. At any time Aclara may file additional claims against Caliper, or we may file additional claims against Aclara, which could increase the risk, expense and duration of the litigation. Further, because of the substantial amount of discovery required in connection with this type of litigation, there is a risk that some of our confidential information could be compromised by disclosure. For more information on our litigation with Aclara, see " Part II - Item 1. Legal Proceedings."

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

   Third parties may assert infringement or other intellectual property claims against us, such as in the Aclara litigation described above and under "Part II
- Item 1. Legal Proceedings." We may have to pay substantial damages, including treble damages, for past infringement if it is ultimately determined that our products infringe a third party's proprietary rights. Further, we may be prohibited from selling our products before we obtain a license, which, if available at all, may require us to pay substantial royalties. Even if these claims are without merit, defending a lawsuit takes significant time, may be expensive and may divert management attention from other business concerns. We are aware of third-party patents that may relate to our technology or potential products. We have also been notified that third parties have attempted to provoke an interference with one issued U.S. patent that we have exclusively licensed to determine the priority of inventions. Any public announcements related to litigation or interference proceedings initiated or threatened against us could cause our stock price to decline.

WE MAY NEED TO INITIATE LAWSUITS TO PROTECT OR ENFORCE OUR PATENTS, WHICH WOULD BE EXPENSIVE AND, IF WE LOSE, MAY CAUSE US TO LOSE SOME OF OUR INTELLECTUAL PROPERTY RIGHTS, WHICH WOULD REDUCE OUR ABILITY TO COMPETE IN THE MARKET.

   We rely on patents to protect a large part of our intellectual property and our competitive position. In order to protect or enforce our patent rights, we may initiate patent litigation against third parties, such as our patent infringement suit against Aclara described above and under "Part II - Item 1. Legal Proceedings." These lawsuits could be expensive, take significant time, and could divert management's attention from other business concerns. They would put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing. We may also provoke these third parties to assert claims against us. Patent law relating to the scope of claims in the technology fields in which we operate is still evolving and, consequently, patent positions in our industry are generally uncertain. We cannot assure you that we will prevail in any of these suits or that the damages or other remedies awarded, if any, will be commercially valuable. During the course of these suits, there may be public announcements of the results of hearings, motions and other interim proceedings or developments in the litigation. If securities analysts or investors perceive any of these results to be negative, it could cause our stock to decline.

THE RIGHTS WE RELY UPON TO PROTECT OUR INTELLECTUAL PROPERTY UNDERLYING OUR PRODUCTS MAY NOT BE ADEQUATE, WHICH COULD ENABLE THIRD PARTIES TO USE OUR TECHNOLOGY AND WOULD REDUCE OUR ABILITY TO COMPETE IN THE MARKET.

   In addition to patents, we rely on a combination of trade secrets, copyright and trademark laws, nondisclosure agreements and other contractual provisions and technical measures to protect our intellectual property rights. Nevertheless, these measures may not be adequate to safeguard the technology underlying our products. If they do not protect our rights, third parties could use our technology, and our ability to compete in the market would be reduced. In addition, employees, consultants and others who participate in the development of our products may breach their agreements with us regarding our intellectual property, and we may not have adequate remedies for the breach. We also may not be able to effectively protect our intellectual property rights in some foreign countries. For a variety of reasons, we may decide not to file for patent, copyright or trademark protection outside of the United States. We also realize that our trade secrets may become known through other means not currently foreseen by us. Notwithstanding our efforts to protect our intellectual property, our competitors may independently develop similar or alternative technologies or products that are equal or superior to our technology and products without infringing on any of our intellectual property rights or design around our proprietary technologies. For further information on our intellectual property and the difficulties in protecting it, see "Item 1. Business -- Intellectual Property" in our Annual Report on Form 10-K for the year ended December 31, 1999.

IF WE DO NOT SUCCESSFULLY INTRODUCE NEW PRODUCTS AND EXPAND THE RANGE OF APPLICATIONS FOR OUR LABCHIP(R) SYSTEMS, WE MAY EXPERIENCE A DECLINE IN REVENUE OR SLOW REVENUE GROWTH AND MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY.

   We intend to develop LabChip(R) systems with increasingly high throughput capabilities and develop a broad range of applications for our LabChip(R) technology. If we are unable to do so, our LabChip(R) systems may not become widely used and we may experience a decline in revenue or slow revenue growth and may not achieve or maintain profitability.

   In order for our high throughput systems to achieve the levels of throughput necessary to meet customers' demands, we need to develop and manufacture Sipper(TM) chips with more than four capillaries. Our current high throughput systems operate with Sipper(TM) chips with one and four capillaries, small glass tubes used to draw compounds into the chip. In order to achieve the levels of throughput that our customers desire, we may need to develop a LabChip(R) system accommodating more than four capillaries, which we may not be able to do. If we cannot cost-effectively deliver chips with more than four capillaries, we may not be able to attract new customers to purchase our high throughput systems which would seriously harm our future prospects. Further, our existing technology access program customers may decide not to renew their annual access subscriptions which would seriously reduce our revenue.

   We must develop new applications for existing LabChip(R) instruments, which we may not be able to do. The Agilent 2100 Bioanalyzer uses LabChip(R) kits that we specifically design for each application. We currently have LabChip(R) kits commercially available for only three applications relating to DNA and RNA sizing and quantification. DNA and RNA are commonly used acronyms for chemicals that contain, or transmit, genetic information in living things. We currently are developing LabChip(R) kits for other applications. If we are unable to develop LabChip(R) kits for specific applications required by potential customers, those customers may not purchase the Agilent 2100 Bioanalyzer.

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

   Agilent manufactures, markets and distributes the Agilent 2100 Bioanalyzer under an agreement we entered into in May 1998. We also rely on Agilent for significant financial and technical contributions in the development of products covered by the agreement. Our ability to develop, manufacture and market these products successfully depends significantly on Agilent's performance under this agreement. Agilent has only recently begun its marketing and sales efforts for the Agilent 2100 Bioanalyzer. Sales of new and innovative instrumentation such as the Agilent 2100 Bioanalyzer involve a long sales cycle, requiring customer training and demonstration periods. As a result, to date Agilent has sold a modest number of Agilent 2100 Bioanalyzers, but it is too early for us to predict peak market acceptance of this technology. If Agilent experiences manufacturing or distribution difficulties, does not actively market the Agilent 2100 Bioanalyzer, or does not otherwise perform under this agreement, our revenue from the Agilent 2100 Bioanalyzer may not be material. In addition, Agilent may terminate the agreement at their discretion at any time after May 2001. If Agilent terminates this agreement, we would need to obtain development funding from other sources, and we may be required to find one or more other collaborators for the development and commercialization of our products. Our inability to enter into agreements with commercialization partners or develop our own marketing, sales, and distribution capabilities would increase costs and impede the commercialization of our products.

AGILENT MAY COMPETE WITH US IF OUR COLLABORATION TERMINATES AFTER MAY 2003, WHICH COULD REDUCE THE POTENTIAL REVENUE FROM OUR INDEPENDENT PRODUCT SALES.

   Under the terms of our agreement with Agilent, if they, or we, terminate our agreement after May 2003, we will grant to Agilent a non-exclusive license to our LabChip(R) technologies as then developed for use in the research products field. Consequently, there is the possibility that we may experience competition from Agilent after May 2003, which would reduce our ability to sell products independently or through other commercial partners. See "Item 1. Business -- Commercialization -- Strategic Alliance with Agilent" in our Annual Report on Form 10-K for the year ended December 31, 1999 for a further description of the terms of our collaboration with Agilent.

WE HAVE LIMITED EXPERIENCE IN MANUFACTURING OUR PRODUCTS AND MAY ENCOUNTER MANUFACTURING PROBLEMS OR DELAYS WHICH COULD RESULT IN LOST REVENUE.

   Although Agilent manufactures the Agilent 2100 Bioanalyzer, we manufacture the chips used in this instrument and also currently manufacture instruments and Sipper(TM) chips for our high throughput systems. We currently have limited manufacturing capacity for our LabChip(R) system products and experience variability in manufacturing yields for chips. If we fail to deliver chips and high throughput screening products in a timely manner, our relationships with our customers could be seriously harmed, and revenue would decline. We currently have one manufacturing facility located in Mountain View, California. The actual number of chips we are able to sell or use depends in part upon the manufacturing yields for these chips. We have only recently begun to manufacture significant numbers of Sipper(TM) chips and are continuing to develop our manufacturing procedures for these chips. In order to offer Sipper(TM) chips with more than four capillaries for high throughput applications, we will need to continue to achieve consistently high yields in this process. We cannot assure you that manufacturing or quality problems will not arise as we attempt to scale-up our production of chips or that we can scale-up manufacturing in a timely manner or at commercially reasonable costs. If we are unable to consistently manufacture Sipper(TM) chips or chips for the Agilent 2100 Bioanalyzer on a timely basis because of these or other factors, our product sales will decline. We are currently manufacturing high throughput instruments in-house and in limited volumes. If demand for our high throughput instruments increases, we will either need to expand our in-house manufacturing capabilities or outsource to Agilent or other manufacturers.

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

   Historically we have had very few customers and one commercial partner, Agilent, from which we have derived the majority of our revenue and, if we were to lose any one of these, our revenue would decrease substantially. Agilent and three customers accounted for 93% of total revenue for the quarter ended March 31, 2000. Agilent and two customers accounted for 88% of total revenue in 1999, and two customers and Agilent accounted for 97% of total revenue in 1998. We and Agilent introduced the Agilent 2100 Bioanalyzer system in September 1999 and have not yet derived significant revenue from the sale of this product on a commercial scale. Although we anticipate that the introduction of the Agilent 2100 Bioanalyzer system will expand our revenue base, we expect that we will continue to rely on our large customers and on Agilent for the majority of our revenue.

FAILURE TO RAISE ADDITIONAL CAPITAL OR GENERATE THE SIGNIFICANT CAPITAL NECESSARY TO EXPAND OUR OPERATIONS AND INVEST IN NEW PRODUCTS COULD REDUCE OUR ABILITY TO COMPETE AND RESULT IN LOWER REVENUE.

   We anticipate that our existing capital resources will enable us to maintain currently planned operations at least into the year 2002. However, we premise this expectation on our current operating plan, which may change as a result of many factors. Consequently, we may need additional funding sooner than anticipated. Our inability to raise capital would seriously harm our business and product development efforts. In addition, we may choose to raise additional capital due to market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of these securities could result in dilution to our stockholders.

   We currently have no credit facility or committed sources of capital other than an equipment lease line with $201,000 unused and available as of March 31, 2000. To the extent operating and capital resources are insufficient to meet future requirements, we will have to raise additional funds to continue the development and commercialization of our technologies. These funds may not be available on favorable terms, or at all. If adequate funds are not available on attractive terms, we may be required to curtail operations significantly or to obtain funds by entering into financing, supply or collaboration agreements on unattractive terms.

WE DEPEND ON OUR KEY PERSONNEL, THE LOSS OF WHOM WOULD IMPAIR OUR ABILITY TO COMPETE.

   We are highly dependent on the principal members of our management and scientific staff. The loss of services of any of these persons could seriously harm our product development and commercialization efforts. In addition, research, product development and commercialization will require additional skilled personnel in areas such as chemistry and biology, software engineering and electronic engineering. Our business is located in Silicon Valley, California, where demand for personnel with these skills is extremely high and is likely to remain high. As a result, competition for and retention of personnel, particularly for employees with technical expertise, is intense and the turnover rate for these people is high. If we are unable to hire, train and retain a sufficient number of qualified employees, our ability to conduct and expand our business could be seriously reduced. The inability to retain and hire qualified personnel could also hinder the planned expansion of our business.

POTENTIAL ACQUISITIONS MAY HAVE UNEXPECTED CONSEQUENCES OR IMPOSE ADDITIONAL COSTS ON US.

   Our business is dependent upon growth in the market for microfluidic products and our ability to enhance our existing products and introduce new products on a timely basis. One of the ways we may address the need to develop new products is through acquisitions of complementary businesses and technologies. From time to time, we may consider and evaluate potential acquisitions or business combinations, which may include a possible merger or consolidation of our business with another entity. We may engage in discussions relating to these types of transactions in the future. Acquisitions involve numerous risks, including the following:

     o difficulties in integration of the operations, technologies, and products of the acquired companies

     o the risk of diverting management's attention from normal daily operations of the business

     o accounting consequences, including charges for in-process research and development expenses, resulting in variability in our quarterly earnings

     o potential difficulties in completing projects associated with purchased in-process research and development

     o risks of entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions

     o    the potential loss of key employees of the acquired company

     o    the assumption of unforeseen liabilities of the acquired company

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

RISKS RELATED TO OWNING OUR COMMON STOCK

OUR STOCK PRICE IS EXTREMELY VOLATILE, AND YOU COULD LOSE A SUBSTANTIAL PORTION OF YOUR INVESTMENT.

   Our stock has been trading on the Nasdaq National Market only since mid-December 1999. We initially offered our common stock to the public at $16.00 per share. Since then our stock price has been extremely volatile and has ranged, through April 17, 2000, from a low of approximately $24.13 per share to a high of $202.00 per share. Our stock price may drop substantially following an investment in our common stock. We expect that our stock price will remain volatile as a result of a number of factors, including:

     o announcements by analysts regarding their assessment of Caliper and its prospects

     o    announcements of events regarding our litigation with Aclara

     o announcements of our financial results, particularly if they differ from investors' expectations

     o    general market volatility for technology stocks


CONCENTRATION OF OWNERSHIP AMONG OUR EXISTING EXECUTIVE OFFICERS, DIRECTORS AND PRINCIPAL STOCKHOLDERS MAY PREVENT NEW INVESTORS FROM INFLUENCING SIGNIFICANT CORPORATE DECISIONS.

   Our directors, entities affiliated with our directors, and our executive officers beneficially own, in the aggregate approximately 29.8% of our outstanding common stock. These stockholders as a group are able to substantially influence the management and affairs of Caliper and, if acting together, would be able to influence most matters requiring the approval by our stockholders, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The concentration of ownership may also delay or prevent a change of control of Caliper at a premium price if these stockholders oppose it.

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

THERE IS A LARGE NUMBER OF SHARES THAT MAY BE SOLD IN THE MARKET, WHICH MAY DEPRESS THE MARKET PRICE OF OUR COMMON STOCK.

   Sales of a substantial number of shares of our common stock in the public market could cause the market price of our common stock to decline. If there are more shares of our common stock offered for sale than buyers are willing to purchase, then the market price of our common stock may decline to a market price at which buyers are willing to purchase the offered shares of common stock and sellers remain willing to sell the shares. The number of shares of common stock available for sale in the public market is limited by restrictions under federal securities law and under lock-up agreements that our stockholders have entered into with the underwriters and with us in connection with our initial public offering. Those lock-up agreements cover approximately 15,460,000 shares and restrict our stockholders from selling, pledging or otherwise disposing of these shares prior to June 12, 2000 without the prior written consent of Credit Suisse First Boston Corporation. However, Credit Suisse First Boston Corporation may, in its sole discretion, release all or any portion of the common stock from the restrictions of the lock-up agreements. All of these shares will become available for sale on June 12, 2000.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET

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

   The table below presents our investment portfolio by expected maturity and related weighted average interest rates at March 31, 2000:

                                                                                 FAIR
                                       2000           2001            TOTAL      VALUE
                                   ---------       ---------       ---------     -------
Money market fund ...........      $  26,258            --         $  26,258     $26,258
Average interest rate .......            5.9%           --               5.9%

Available for sale marketable
     securities .............      $  28,900       $  41,526       $  70,426     $70,212
Average interest rate .......            6.3%            6.6%            6.5%

Total securities ............      $  55,158       $  41,526       $  96,684     $96,470
Average interest rate .......            6.1%            6.6%            6.3%

   Our equipment financings, amounting to $5.4 million as of March 31, 2000, are all at fixed rates and therefore, have minimal exposure to changes in interest rates.

   We have operated primarily in the United States and all sales to date have been made in U.S. dollars. Accordingly, we have not had any material exposure to foreign currency rate fluctuations.


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

   On March 22, 1999, we filed a lawsuit in California Superior Court for the County of Santa Clara (Case No. CV 780743), against Aclara Biosciences Inc., a patent attorney named Bertram Rowland and the law firm of Flehr, Hohbach, Test, Albritton and Herbert LLP, alleging that all three defendants misappropriated our trade secrets relating to our business plans, patents and intellectual property strategy. The suit also alleges that Dr. Rowland and Flehr Hohbach committed a breach of the duties they owed to us as our former attorneys. The suit seeks damages and equitable remedies to prevent Aclara, Dr. Rowland and Flehr Hohbach from benefiting from the alleged misappropriation and breach of duties. On January 12, 2000, we filed a lawsuit in the United States District Court for the Northern District of California against Aclara (Case No. C-00-0145CRB(JCS)) alleging that Aclara is infringing four U.S. patents that have been licensed to us by Lockheed Martin Energy Research Corporation, which operates the Department of Energy's Oak Ridge National Laboratory where the inventions were made. These patents cover technology for controlling the flow of materials in microfluidic chips, as well as devices, systems and applications that make use of this technology. We recently amended this complaint to allege that Aclara is infringing another patent we have licensed covering technology for controlling the flow of materials in microfluidic chips. Aclara has counterclaimed for a declaratory judgment that the patents in this suit are invalid, unenforceable and are not infringed by Aclara. While we believe that our complaints against Aclara and these others are meritorious, we cannot assure you that we will prevail in our actions against any or all of the defendants and Aclara's counterclaims against us, or that if we prevail, the damages or equitable remedies awarded, if any, will be commercially valuable. Furthermore, we have incurred and are likely to continue to incur substantial costs and expend substantial personnel time in pursuing our claims against Aclara, Dr. Rowland and Flehr Hohbach.

   On April 23, 1999, Aclara Biosciences filed a lawsuit in United States District Court for the Northern District of California (Case No. C-99-1968BZ) alleging that we are making, using, selling or offering for sale microfluidic devices that infringe United States Patent Number 5,750,015 in willful disregard of Aclara's patent rights. This patent concerns methods and devices for moving molecules by the application of electrical fields. The Aclara action seeks damages for past and future reduced sales or lost profits based upon the making, using, selling and offering for sale of our products and processes, and seeks to enjoin our continued activities relating to these products. We have counterclaimed for a declaratory judgment of noninfringement, invalidity and unenforceability of all claims of the Aclara patent. This action subjects us to potential liability for damages, including treble damages, and could require us to cease making, using or selling the affected products, or to obtain a license in order to continue to manufacture, use or sell the affected products. While we believe we have meritorious defenses and counterclaims to this action, we cannot assure you that we will prevail in this action nor can we assure you that any license required would be made available on commercially acceptable terms, if at all. Furthermore, we have incurred and are likely to continue to incur substantial costs and expend substantial personnel time in defending against the claims filed by Aclara. Failure to successfully defend ourselves against the Aclara action could have a material adverse effect on our business, financial condition and operating results. For further information on the risks associated with this litigation see "Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors

Affecting Operating Results-- We are involved in intellectual property litigation with Aclara Biosciences that may hurt our competitive position, may be costly to us and may prevent us from selling our products."


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

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

   As of March 31, 2000, we had applied the estimated aggregated net proceeds of $75.9 million from our initial public offering as follows:

Repayment of indebtedness:                  $ 0.4 million
Working capital:                            $ 2.8 million
Temporary investments:                      $72.7 million

   The foregoing amounts represent our best estimate of our use of proceeds for the period indicated. No such payments were made to our directors or officers or their associates, holders of 10% or more of any class of our equity securities or to our affiliates, other than payments to officers for salaries in the ordinary course of business.


ITEM 6.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      Exhibits

      EXHIBIT
       NUMBER                       DESCRIPTION OF DOCUMENT
       ------                       -----------------------
      3.1(1)        Amended and Restated Certificate of Incorporation of
                    Caliper.

      3.2(2)        Bylaws of Caliper.

      4.1           Reference is made to Exhibits 3.1 and 3.2.

      4.2(3)        Specimen Stock Certificate.

     10.25(4) Warrant for the purchase of shares of Common Stock issued to Michael R. Knapp, dated February 2, 2000.

     10.26(5) Technology Access and Applications Development Agreement, dated March 24, 2000, between Caliper and Millennium
                    Pharmaceuticals, Inc.

     27.1           Financial Data Schedule.


(1) Previously filed as Exhibit 3.3 to our Registration Statement on Form S-1, Registration No. 333-88827.

(2) Previously filed as Exhibit 3.4 to our Registration Statement on Form S-1, Registration No. 333-88827.

(3) Previously filed as the like-numbered Exhibit to our Registration Statement on Form S-1, Registration No. 333-88827.

(4) Previously filed as the like-numbered Exhibit to our Registration Statement on Form 10-K for the year ended December 31, 1999, Commission File No. 000-28229.

(5)  Confidential treatment has been requested for a portion of this exhibit.

(b) Reports on Form 8-K

     We did not file a Current Report on Form 8-K during the quarter ended March 31, 2000.

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            CALIPER TECHNOLOGIES CORP.

May 15, 2000                                    By: /s/ JAMES L. KNIGHTON
                                                -------------------------------
                                                James L. Knighton
                                                Chief Financial Officer

EXHIBIT INDEX

       3.1(1)       Amended and Restated Certificate of Incorporation of
                    Caliper.

       3.2(2)       Bylaws of Caliper.

       4.1          Reference is made to Exhibits 3.1 and 3.2.

       4.2(3)       Specimen Stock Certificate.

      10.25(4) Warrant for the purchase of shares of Common Stock issued to Michael R. Knapp, dated February 2, 2000.

      10.26(5) Technology Access and Applications Development Agreement, dated March 24, 2000, between Caliper and Millennium
                    Pharmaceuticals, Inc.

      27.1          Financial Data Schedule.


(1) Previously filed as Exhibit 3.3 to our Registration Statement on Form S-1, Registration No. 333-88827.

(2) Previously filed as Exhibit 3.4 to our Registration Statement on Form S-1, Registration No. 333-88827.

(3) Previously filed as the like-numbered Exhibit to our Registration Statement on Form S-1, Registration No. 333-88827.

(4) Previously filed as the like-numbered Exhibit to our Registration Statement on Form 10-K for the year ended December 31, 1999, Commission File No. 000-28229.

(5)  Confidential treatment has been requested for a portion of this exhibit.