Form 10-Q
period 2000-06-30
CALIPER TECHNOLOGIES CORP
filed 2000-08-11
CIK 1014672

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED JUNE 30, 2000

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


COMMON SHARES OUTSTANDING ON JULY 20, 2000: 21,211,116

                           CALIPER TECHNOLOGIES CORP.
                                TABLE OF CONTENTS

                                                                              Page
                                                                              ----
PART I             Financial Information

          Item 1.  Financial Statements (unaudited)
                        Condensed Balance Sheets as of June 30, 2000
                          and December 31, 1999...............................  2
                        Condensed Statements of Operations for the
                          Three and Six Month Ended June 30, 2000 and 1999....  3
                        Condensed Statements of Cash Flows for the
                          Six Months Ended June 30, 2000 and 1999.............  4

                   Notes to Unaudited Condensed Financial Statements..........  5

          Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations......................  8

          Item 3.  Quantitative and Qualitative Disclosures About
                     Market Risk.............................................. 17


PART II            OTHER INFORMATION

          Item 1.  Legal Proceedings.......................................... 17

          Item 2.  Changes in Securities and Use of Proceeds.................. 18

          Item 3.  Defaults Upon Senior Securities............................ 18

          Item 4.  Submisson of Matters to a Vote of Security Holders......... 18

          Item 5.  Other Information.......................................... 19

          Item 6.  Exhibits, Financial Statement Schedules and
                     Reports on Form 8-K...................................... 19

Signatures.................................................................... 20

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           CALIPER TECHNOLOGIES CORP.

                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                      JUNE 30,      DECEMBER 31,
                                                        2000            1999
                                                     ---------      ------------
                                                    (unaudited)
ASSETS
Current assets:
Cash and cash equivalents ....................       $  25,492        $  44,772
Marketable securities ........................          40,119           28,520
Accounts receivable, net .....................           1,238            1,055
Inventories ..................................           1,799              287
Prepaid expenses and other current assets ....           1,103              754
                                                     ---------        ---------
Total current assets .........................          69,751           75,388
Marketable securities ........................          24,468           26,924
Property and equipment, net ..................           5,372            5,346
Notes receivable from officers ...............             540              625
Other assets, net ............................             689              564
                                                     ---------        ---------
Total assets .................................       $ 100,820        $ 108,847
                                                     =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable .............................       $   1,304        $   1,321
Accrued compensation .........................           1,212            1,082
Other accrued liabilities ....................           1,298            1,011
Deferred revenue .............................           2,644            2,210
Current portion of equipment financing .......           1,638            1,454
                                                     ---------        ---------
Total current liabilities ....................           8,096            7,078
Noncurrent portion of equipment financing ....           3,755            3,671
Deferred revenue .............................             594               --
Other noncurrent liabilities .................             373              235

Commitments
Stockholders' equity:
Common stock .................................              21               21
Additional paid-in capital ...................         143,512          142,401
Deferred stock compensation ..................          (6,674)          (9,317)
Accumulated deficit ..........................         (48,651)         (35,109)
Accumulated other comprehensive loss .........            (206)            (133)
                                                     ---------        ---------
Total stockholders' equity ...................          88,002           97,863
                                                     ---------        ---------
Total liabilities and stockholders' equity ...       $ 100,820        $ 108,847
                                                     =========        =========

                             See accompanying notes.

                           CALIPER TECHNOLOGIES CORP.
                       CONDENSED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                               THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                     JUNE 30,                  JUNE 30,
                                                              ---------------------     ----------------------
                                                                2000         1999         2000          1999
                                                              --------     --------     ---------     --------
Revenue ..................................................    $  4,158     $  3,162     $   8,069     $  5,445

Costs and expenses:
   Research and development ..............................       7,406        3,964        14,496        7,442
   General and administrative ............................       2,123          990         4,836        2,087
   Amortization of deferred stock compensation(1).........       1,197          971         2,643        1,061
                                                              --------     --------     ---------     --------
Total costs and expenses..................................      10,726        5,925        21,975       10,590
                                                              --------     --------     ---------     --------
Operating loss ...........................................      (6,568)      (2,763)      (13,906)      (5,145)
Interest income, net......................................       1,320          270         2,658          589
                                                              --------     --------     ---------     --------
Net loss before accounting change ........................      (5,248)      (2,493)      (11,248)      (4,556)
Cumulative effect of a change in accounting principle ....          --           --        (2,294)          --
                                                              --------     --------     ---------     --------
Net loss .................................................      (5,248)      (2,493)      (13,542)      (4,556)
Accretion on redeemable convertible preferred stock ......          --         (607)           --       (1,214)
                                                              --------     --------     ---------     --------
Net loss attributable to common stockholders .............    $ (5,248)    $ (3,100)    $ (13,542)    $ (5,770)
                                                              ========     ========     =========     ========

Net loss per common share, basic and diluted:
Net loss before accounting change ........................    $  (0.25)    $  (1.16)    $   (0.54)    $  (2.21)
Cumulative effect of a change in accounting principle ....          --           --         (0.11)          --
                                                              --------     --------     ---------     --------
Net loss .................................................    $  (0.25)    $  (1.16)    $   (0.65)    $  (2.21)
                                                              ========     ========     =========     ========
Shares used in computing net loss per common share,
basic and diluted ........................................      20,980        2,680        20,933        2,612

Pro forma net loss per share, basic and diluted ..........    $  (0.25)    $  (0.16)    $   (0.65)    $  (0.30)
                                                              ========     ========     =========     ========
Shares used in computing pro forma net loss per
share, basic and diluted..................................      20,980       15,213        20,933       15,145

(1) Amortization of deferred stock compensation relates to the following:

Research and development .................................    $    421     $    103     $     936     $    185
General and administrative ...............................         776          868         1,707          876
                                                              --------     --------     ---------     --------
Total ....................................................    $  1,197     $    971     $   2,643     $  1,061
                                                              ========     ========     =========     ========

                             See accompanying notes.

                           CALIPER TECHNOLOGIES CORP.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                    SIX MONTHS ENDED JUNE 30,
                                                                    -------------------------
                                                                      2000            1999
                                                                    ---------       ---------
OPERATING ACTIVITIES
Net loss ......................................................     $ (13,542)      $  (4,556)
Adjustments to reconcile net loss to net cash used in
Operating activities:
Cumulative effect of a change in accounting principle .........         2,294              --
Depreciation and amortization .................................           941             604
Amortization of deferred stock compensation ...................         2,643           1,061
Stock options issued to non-employees .........................           391              --
Changes in operating assets and liabilities:
Accounts receivable ...........................................          (183)           (196)
Notes receivable from officers ................................            85              --
Inventories ...................................................        (1,512)           (179)
Prepaid expenses and other assets .............................          (349)            (16)
Other noncurrent asset ........................................          (182)             --
Accounts payable and other accrued liabilities ................           270             595
Accrued compensation ..........................................           130             120
Deferred revenue ..............................................        (1,266)           (452)
Other noncurrent liabilities ..................................           138             128
                                                                    ---------       ---------
Net cash used in operating activities .........................       (10,142)         (2,891)
                                                                    ---------       ---------

INVESTING ACTIVITIES
Purchases of available-for-sale securities ....................       (51,983)        (11,583)
Proceeds from sales of available-for-sale securities ..........        12,012           3,309
Proceeds from maturities of available-for-sale securities .....        30,755          10,040
Capital expenditures ..........................................          (910)         (2,557)
                                                                    ---------       ---------
Net cash used in investing activities .........................       (10,126)           (791)
                                                                    ---------       ---------

FINANCING ACTIVITIES
Proceeds from equipment financing..............................         1,073           2,157
Payments of obligations under equipment financing .............          (805)           (499)
Proceeds from issuance of common ..............................           720              89
                                                                    ---------       ---------
Net cash provided by financing activities .....................           988           1,747
                                                                    ---------       ---------
Net decrease in cash and cash equivalents .....................       (19,280)         (1,935)
Cash and cash equivalents at beginning of period ..............        44,772           5,158
                                                                    ---------       ---------
Cash and cash equivalents at end of period ....................     $  25,492       $   3,223
                                                                    =========       =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid .................................................     $     306       $     151
                                                                    =========       =========
SCHEDULE OF NONCASH TRANSACTION
Deferred stock compensation ...................................     $      --       $   6,313
                                                                    =========       =========

                             See accompanying notes.

                           CALIPER TECHNOLOGIES CORP.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1999 filed by Caliper Technologies Corp.

REVENUE RECOGNITION

     Revenues are earned from services performed pursuant to Caliper's collaboration agreement, technology access program agreements and government grants.

Collaboration Agreement

     Revenue from development activities under Caliper's collaboration agreement is recorded in the period in which the costs are incurred. Direct costs associated with this contract are reported as research and development expense. Revenue related to the reimbursement of costs for the supply of chips and reagents to Caliper's collaboration partner is recognized upon shipment. Caliper's share of gross margin on components of the LabChip(R) system sold by the collaboration partner is recognized as revenue upon shipment by the collaboration partner to the end user.

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

     Prior to January 1, 2000, Caliper recognized non-refundable license fees under its technology access programs as revenues upon transfer of the license to third parties and when no further performance obligations existed. Effective January 1, 2000, Caliper changed its method of accounting for non-refundable license fees to recognize such fees ratably over the term of the committed related technology access program agreement. Caliper believes the change in accounting principle is preferable based on guidance provided in SEC Staff Accounting Bulletin No. 101 - Revenue Recognition in Financial Statements. The $2.3 million cumulative effect of the change in accounting principle was reported as a charge in the quarter ended March 31, 2000. The cumulative effect was initially recorded as deferred revenue that will be recognized as revenue over the remaining contractual terms of the technology access program agreements. During the six months ended June 30, 2000, the impact of the change in accounting was to increase net loss by $1.4 million, or $0.07 per share, comprised of the $2.3 million cumulative effect of the change as described above ($0.11 per share), net of $900,000 of the related deferred revenue which was recognized as revenue during the six months ended June 30, 2000 ($0.04 per share). The remainder of the related deferred revenue will be recognized in revenue approximately as follows: $400,000 over the remainder of 2000, $800,000 in 2001 and $194,000 in 2002. Had the change in accounting been adopted as of January 1, 1999, revenue for the three and six months ended June 30, 1999 would have increased by $117,000 and $233,000, respectively or decreased pro forma net loss by $0.01 per share and $0.02 per share, respectively.

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

STOCK-BASED COMPENSATION

     Caliper accounts for its stock options and equity awards in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and has elected to follow the "disclosure only" alternative prescribed by Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). Caliper accounts for stock options issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force 96-18. For the six months ended June 30, 2000, compensation expense related to stock options issued to non-employees was $391,000.

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

     Pro forma net loss per share has been computed to give effect to the automatic conversion of preferred stock into common stock which occurred at the completion of Caliper's initial public offering in December 1999 (using the as-if converted method) from the original date of issuance.

     A reconciliation of shares used in the calculations is as follows (in thousands):

                                                          THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                JUNE 30,                  JUNE 30,
                                                         ---------------------     ----------------------
                                                           2000         1999         2000          1999
                                                         --------     --------     ---------     --------
Basic and diluted:
  Net loss............................................   $ (5,248)    $ (2,493)    $ (13,542)    $ (4,556)
  Accretion on redeemable convertible
  preferred stock.....................................         --         (607)           --       (1,214)
                                                         --------     --------     ---------     --------
  Net loss attributable to common stockholders........   $ (5,248)    $ (3,100)    $ (13,542)    $ (5,770)
                                                         ========     ========     =========     ========

Weighted-average shares of common stock outstanding...     21,069        2,951        21,044        2,907
Less: weighted-average shares subject to repurchase...        (89)        (271)         (111)        (295)
                                                         --------     --------     ---------     --------
Weighted-average shares used in basic and
diluted net loss .....................................     20,980        2,680        20,933        2,612
                                                         ========     ========     =========     ========

Pro forma basic and diluted:
  Net loss............................................   $ (5,248)    $ (2,493)    $ (13,542)    $ (4,556)
                                                         ========     ========     =========     ========

  Shares used above...................................     20,980        2,680        20,933        2,612

Adjustment to reflect weighted-average effect of
assumed conversion of preferred stock.................         --       12,533            --       12,533
                                                         --------     --------     ---------     --------
Weighted-average shares used in pro forma basic
and diluted net loss per share........................     20,980       15,213        20,933       15,145
                                                         ========     ========     =========     ========

NOTE 2 -- CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

     As of June 30, 2000 Caliper invests its excess cash in U.S. government and agency securities, debt instruments of financial institutions and corporations and money market funds with strong credit ratings. They are classified as available-for-sale and are carried at fair value with unrealized gains and losses reported in stockholders' equity.

NOTE 3 -- INVENTORIES

     Inventories consist of the following (in thousands):

                                         June 30,    December 31,
                                           2000         1999
                                         --------    ------------
Raw material..........................   $  1,171      $   253
Work in process.......................        605           13
Finished goods........................         23           21
                                         --------      -------
Total.................................   $  1,799      $   287
                                         ========      =======


NOTE 4 -- COMPREHENSIVE LOSS

     The components of comprehensive loss for the three and six months ended June 30, 2000 and 1999 are as follows (in thousands):

                                                        Three Months Ended          Six Months Ended
                                                             June 30,                    June 30,
                                                       ---------------------     ----------------------
                                                         2000         1999         2000          1999
                                                       --------     --------     ---------     --------
Net loss attributable to common stockholders.......    $ (5,248)    $ (3,100)    $ (13,542)    $ (5,770)
Unrealized gain (loss) on securities...............           8           --           (73)          --
                                                       --------     --------     ---------     --------
Comprehensive loss.................................    $ (5,240)    $ (3,100)    $ (13,615)    $ (5,770)
                                                       ========     ========     =========     ========


NOTE 5 -- LITIGATION

     On March 22, 1999, Caliper filed a lawsuit in California Superior Court for the County of Santa Clara against Aclara Biosciences, Inc. and Caliper's former patent counsel, alleging that all the defendants misappropriated certain of Caliper's trade secrets relating to Caliper business plans, patents and intellectual property strategy. The suit also alleges that Caliper's former patent counsel committed a breach of the duties they owed to Caliper as its former attorneys. The suit seeks damages and equitable remedies to prevent Aclara and Caliper's former patent counsel from benefiting from the alleged misappropriation and breach of duties. On January 12, 2000, Caliper filed a lawsuit in United States District Court for the Northern District of California alleging that Aclara is infringing four U.S. patents licensed to Caliper by Lockheed Martin Energy Research Corporation. These patents cover technology for controlling the flow of materials in microfluidic chips, as well as devices, systems and applications that make use of this technology. Caliper subsequently amended this complaint to allege that Aclara is infringing another of its patents covering technology for controlling the flow of materials in microfluidic chips. Aclara has counterclaimed for a declaratory judgment that the patents in this suit are invalid, unenforceable and are not infringed by Aclara. While Caliper believes that its complaints are meritorious, there can be no assurance that Caliper will prevail in its actions against any or all of the defendants, or that if Caliper prevails, the damages or equitable remedies awarded, if any, will be commercially valuable. Furthermore, Caliper has incurred and is likely to continue to incur substantial costs and expend substantial personnel time in pursuing its claims against Aclara and Caliper's former patent counsel.

     On April 23, 1999, Aclara Biosciences filed a lawsuit in United States District Court for the Northern District of California alleging that Caliper is making, using, selling or offering for sale microfluidic devices that infringe United States Patent Number 5,750,015 in willful disregard of Aclara's patent rights. This patent concerns methods and devices for moving molecules by the application of electrical fields. The Aclara action seeks damages for past and future reduced sales or lost profits based upon Caliper's alleged fabrication, use, sale or offer for sale of allegedly infringing products and processes, and seeks to enjoin Caliper's continued activities relating to these products. Caliper has counterclaimed for a declaratory judgment of noninfringement, invalidity and unenforceability of all claims of the Aclara patent. On July 19, 2000, the federal judge in this action issued an order finding that eight of the eleven claims asserted against Caliper are invalid, and interpreting the remaining asserted claims. This action subjects Caliper to potential liability for damages, including treble damages, and could require Caliper to cease making, using or selling the affected products, or to obtain a license in order to continue to manufacture, use or sell the affected products. While Caliper believes that it has meritorious defenses in this action, there can be no assurance that Caliper will prevail or that any license required would be made available on commercially acceptable terms, if at all. Even if Caliper prevails in the current action, there can be no assurance that we will prevail again if Aclara appeals the case to a higher court. Furthermore, Caliper has incurred and is likely to continue to incur substantial costs and expend substantial personnel time in defending against the claims filed by Aclara. Caliper's failure to successfully defend itself against the Aclara action could have a material adverse effect on Caliper's business, financial condition and operating results.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Management's Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 2000 and for the three and six month periods ended June 30, 2000 and June 30, 1999 should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in Caliper's Annual Report on Form 10-K for the year ended December 31, 1999.

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

OVERVIEW

     We are a leader in lab-on-a-chip technologies that miniaturize, integrate and automate many laboratory processes. We develop, manufacture and sell our proprietary LabChip(R) systems to pharmaceutical and other companies. We believe our LabChip(R) systems have the potential to assemble the power and reduce the scale of entire laboratories full of equipment and people. From inception in July 1995 through June 2000, our operating activities were primarily devoted to research, development and commercialization of technologies involving the manipulation of very small amounts of fluid, which are referred to as "microfluidic technologies," and first-generation products such as the Agilent 2100 Bioanalyzer, LabChip(R) kits and our high throughput system, recruiting personnel, business development, raising capital and acquiring assets. In 1999, we recognized revenue from our first product sales when we sold initial versions of our high throughput system for drug screening to our three technology access program customers. In addition, in September 1999, Agilent, our commercial partner, introduced our first LabChip(R) system for use by individual researchers. In March 2000, we recognized revenue from our first multi-capillary Sipper(TM) chip system and Millennium Pharmaceuticals joined our technology access program, becoming our fourth technology access program customer. In May 2000, we introduced the DNA 500 LabChip(R) kit for the automated analysis of DNA fragments to determine their size and concentration.

     Since our inception, we have incurred significant losses and, as of June 30, 2000, we had an accumulated deficit of $48.7 million. Our losses have resulted principally from costs incurred in research and development, manufacturing scale-up, and from general and administrative costs associated with our operations. We expect to continue to incur substantial research and development, manufacturing scale-up, and general and administrative costs. As a result, we will need to generate significantly higher revenue to achieve profitability.

     Our revenue has been derived principally from contract revenue earned under our collaboration agreement with Agilent and from our technology access program customers. To a lesser extent, we have derived revenue from the sale of products and government grants. Although we are developing and plan to introduce future products, we cannot assure you that we will be successful in these efforts. To date, we have generated a substantial portion of our revenue from a limited number of sources. Four of our technology access program partners, Amgen, Eli Lilly, Millenium, and Roche and our commercial partner, Agilent, each accounted for in excess of 10% of our revenue in the three months ended June 30, 2000. Agilent alone accounted for 40% of our revenue in this period, and the four technology access program customers collectively accounted for 53% of our revenue in this period. During the quarter ended June 30, 1999, Agilent accounted for 52% of our revenue and a technology access program customer accounted for 32% of our revenue.

     Under our agreement, Agilent funds our research and development expenditures related to the collaboration, reimburses us for our costs of supplying chips and reagents to Agilent and pays us a share of the gross margin earned on all components of LabChip(R) systems they sell. Revenue from development and support activities under our collaboration agreement is recorded in the period in which the costs are incurred. Direct costs associated with this contract are reported as research and development expense. Revenue related to the reimbursement of costs for the supply of chips and reagents to Agilent is recognized upon shipment. Our share of gross margin on components of the LabChip(R) system sold by Agilent is recognized as revenue upon shipment to the end user. Agilent only began in late 1999 the marketing and sales efforts for the Agilent 2100 Bioanalyzer. Sales of new and innovative instrumentation such as the Agilent 2100 Bioanalyzer involve a long sales cycle, requiring customer training and demonstration periods. As a result, to date Agilent has sold a modest number of Agilent 2100 Bioanalyzers, and it is too early for us to predict market acceptance of this technology.

     Under our technology access program agreements, we recognize as revenue non-refundable license subscription fees over the term of the subscription, product sales upon the transfer of title to the customer, and development and support fees in the period in which the costs are incurred. Subscription fees and development and support fees may be received annually or quarterly in advance depending upon the terms of the agreement. Payments received in advance under all of these agreements are recorded as deferred revenue until earned. We have evaluated the applicability of SAB 101 to our existing technology access program agreements. We have concluded that the approach described in SAB 101 is preferable and have changed our method of accounting effective January 1, 2000 to recognize such fees over the term of the related agreement. The cumulative effect of this change in accounting principle is approximately $2.3 million as of January 1, 2000 and has been recognized as a charge in the quarter ended March 31, 2000. The cumulative effect is recorded as deferred revenue and will be recognized as revenue over the remaining contractual terms of the technology access program agreements. As of June 30, 2000, a total of $3.2 million of revenue was deferred. We expect to recognize this deferred revenue through the third quarter of year 2002.

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2000 and 1999

     Revenue. Revenue was $4.2 million and $8.1 million for the three and six months ended June 30, 2000, respectively, compared to $3.2 million and $5.4 million for the three and six months ended June 30,1999. The increase of $1.0 million during the three months ended June 30, 2000 compared to the same period in 1999 resulted from increased revenue generated under our technology access program, including $450,000 attributed to up-front fees received in prior years which were ratably recorded as revenue during the quarter ended June 30, 2000, as prescribed by SAB 101. The increase of $2.7 million during the six months end June 30, 2000 compared to the same period in 1999 resulted from increased revenue generated under our technology access program, including $900,000 attributed to up-front fees received in prior years which were ratably recorded as revenue during the six months ended June 30, 2000, as prescribed by SAB 101.

     Research and Development Expenses. Research and development expenses consist primarily of salaries and related personnel costs, fees paid to consultants and outside service providers for chip development, material costs for prototype and test units, legal expenses resulting from intellectual property prosecution and litigation, and other expenses related to the design, development, testing, and enhancement of our products. We expense our research and development costs as they are incurred. Research and development expenses were $7.4 million and $14.5 million for the three and six months ended June 30, 2000, respectively, compared to $4.0 million and $7.4 million for the three and six months ended June 30, 1999. The increase of $3.4 million during the three months ended June 30, 2000 compared to the same period in 1999 was attributed to continued growth of research and development activities, including $1.4 million related to growth in personnel and services to support our technology access program, partner collaboration and product launches, $1.1 million for costs related to intellectual property matters and the remainder for supplies required to assemble, build and test prototype LabChip(R) systems along with expansion in our operating activities. The increase of $7.1 million during the six months ended June 30, 2000 compared to the same period in 1999 resulted from $3.1 million related to growth in personnel and services to support our technology access program, partner collaboration and product launches, $2.6 million for costs related to intellectual property matters and the remainder for supplies required to assemble, build and test prototype LabChip(R) systems along with expansion in our operating activites. We expect research and development spending to continue to rise and increase in proportion to our revenue growth over the next several years as we expand our research and product development efforts.

     General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, recruiting expenses, professional fees, and other corporate expenses including business development and general legal activities. General and administrative expenses were $2.1 million and $4.8 million for the three and six months ended June 30, 2000, respectively, compared to $990,000 and $2.1 million for the three and six months ended June 30, 1999. The increase of $1.1 million during the three months ended June 30, 2000 compared to the same period in 1999 resulted from $746,000 related to employment costs for general and administrative personnel, $215,000 related to costs associated with being a public company and the remaining balance due to overall expansion in our operations. The increase of $2.7 million during the six months ended June 30, 2000 compared to the same period in 1999 resulted from $1.8 million related to employment costs for general and administrative personnel, $655,000 related to costs associated with being a public company and the remaining balance due to overall expansion in our operations. We expect general and administrative expenses to continue to increase over the next several years to support our growing business activities, the commercialization of our products, and costs associated with operating a public company.

     Amortization of Deferred Stock Compensation. Deferred stock compensation represents the difference between the deemed fair value of our common stock for accounting purposes and the exercise price of options at the date of grant. During 1998 and 1999, we recorded deferred stock compensation totaling $13.2 million. This amount is being amortized over the respective vesting periods of the individual stock options using the graded vesting method. We recorded amortization of deferred compensation of $2.6 million for the six months ended June 30, 2000, which includes $1.2 million for the three months ended June 30, 2000. We expect to record amortization expense for deferred compensation as follows: $1.9 million for the remainder of 2000, $2.5 million during 2001, $1.4 million during 2002, $670,000 during 2003 and $122,000 during 2004. The amount of deferred compensation expense to be recorded in future periods may decrease if unvested options for which deferred compensation has been recorded are subsequently canceled.

     Interest Income, Net. Net interest income consists of income from our cash and investments offset by expenses related to our financing obligations. Net interest income was $1.3 million and $2.7 million for the three and six months ended June 30, 2000, respectively, compared to $270,000 and $589,000 for the three and six months ended June 30, 1999. This increase was due to higher cash and investment balances as a result of $75.9 million net proceeds raised in our December 1999 initial public offering, partially offset by increased interest charges from higher financing obligation balances.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2000, cash, cash equivalents and marketable securities were $90.1 million compared to $100.2 million at December 31, 1999. We used $10.1 million for operations for the six months ended June 30, 2000 as compared to $2.9 for the comparable period in 1999. This consisted of the net loss of $13.5 million and working capital changes of $2.9 million offset by non-cash charges of $6.3 million related to a change in accounting principle, amortization of deferred stock compensation, stock options issued to non-employees and depreciation and amortization expense.

     Net cash used in investing activities was $10.1 million for the six months ended June 30, 2000 as compared to $791,000 for the comparable period in 1999. Net cash used in investing consists primarily of purchases of available-for-sale investments offset by proceeds from sales and maturities of available-for-sale investments, as well as capital expenditures.

     We received $988,000 from financing activities for the six months ended June 30, 2000 as compared to $1.7 million for the comparable period in 1999. Net proceeds from financing activities consisted principally of $1.1 million from equipment financing and $720,000 from common stock issuances primarily from the employee stock purchase plan offset in part by repayments of equipment financing arrangements of $805,000.

     In May 2000 we entered into a $5.0 million financing arrangement for the purchase of property and equipment. As of June 30, 2000, we had $5.4 million in capitalized lease obligations outstanding compared to $5.1 million at December 31, 1999.

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

WE EXPECT TO INCUR FUTURE OPERATING LOSSES AND MAY NOT ACHIEVE PROFITABILITY.

     We have experienced significant operating losses each year since our inception and expect to incur substantial additional operating losses for at least the next two years, primarily as a result of expected increases in expenses for manufacturing capabilities, research and product development costs and general and administrative costs. We may not achieve profitability. For example, we experienced net losses of approximately $6.3 million in 1997, $3.0 million in 1998, $14.4 million in 1999 and $13.5 million for the six months ended June 30, 2000. As of June 30, 2000, we had an accumulated deficit of approximately $48.7 million. Our losses have resulted principally from costs incurred in research and development and from general and administrative costs associated with our operations. These costs have exceeded our revenue and interest income which, to date, have been generated principally from collaborative research and development agreements, technology access fees, cash and investment balances and, to a lesser extent, product sales and government grants.

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

     Our suits against Aclara are costly to litigate and if we are not successful then we will not recover these costs. We have filed a suit against Aclara Biosciences, Inc. and our former patent counsel alleging that they misappropriated our trade secrets, and that our former patent counsel breached their duties to us as our attorneys. We also filed suit against Aclara in January 2000 alleging Aclara is infringing certain patent rights licensed to us. Aclara has counterclaimed for a declaratory judgment that the patents in this suit are invalid, unenforceable and are not infringed by Aclara. We may not be successful in our lawsuits against them, in which case we will have incurred substantial litigation costs that we will not recover and our patents may be invalidated or interpreted narrowly.

     If we lose Aclara's suit against us it will hurt our competitive position, may be costly to us and may prevent us from selling our products. In addition, subsequent to the filing of our first suit, Aclara sued us claiming we are infringing one of its patents with our LabChip(R) systems that use electrical charges to move fluids and chemicals through the channels of the chip. We have counterclaimed for a declaratory judgment of noninfringement, invalidity and unenforceability of all claims of the Aclara patent. On July 19, 2000, the federal judge in this action issued an order invalidating certain patent claims and interpreting the remaining asserted claims. If we lose this case, we will need to obtain from Aclara a license to this technology in order to continue to market our products that have been found to infringe Aclara's patent, which may include all products currently marketed by Agilent. This license could be expensive, or could require us to license to Aclara some of our technology which would result in a partial loss of our competitive advantage in the marketplace, each of which could seriously harm our ability to conduct our business, and hurt our financial condition and results of operations. We believe that we have meritorious defenses in this action. However, litigation is unpredictable and we may not prevail with any of these defenses. If Aclara is successful in its suit against us and is unwilling to grant us a license, we will be required to stop selling our products that are found to infringe Aclara's patent unless we can redesign them so they do not infringe Aclara's patent, which we may be unable to do. In addition, if we lose the patent suit, we could be required to pay Aclara damages, including treble damages, which could be substantial and seriously harm our financial position.

     This litigation will be expensive to us, may be protracted and our confidential information may be compromised. Whether or not we are successful in these lawsuits, we expect this litigation to consume substantial amounts of our financial and managerial resources. At any time Aclara may file additional claims against Caliper, or we may file additional claims against Aclara, which could increase the risk, expense and duration of the litigation. Either we or Aclara may appeal rulings in the current cases, extending the litigation. Further, because of the substantial amount of discovery required in connection with this type of litigation, there is a risk that some of our confidential information could be compromised by disclosure. For more information on our litigation with Aclara, see " Part II - Item 1. Legal Proceedings."

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

     We must develop new applications for existing LabChip(R) instruments, which we may not be able to do. The Agilent 2100 Bioanalyzer uses LabChip(R) kits that we specifically design for each application. We currently have LabChip(R) kits commercially available for only four applications relating to DNA and RNA sizing and quantification. DNA and RNA are commonly used acronyms for chemicals that contain, or transmit, genetic information in living things. We currently are developing LabChip(R) kits for other applications. If we are unable to develop LabChip(R) kits for specific applications required by potential customers, those customers may not purchase the Agilent 2100 Bioanalyzer.

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

WE HAVE LIMITED EXPERIENCE IN MANUFACTURING OUR PRODUCTS AND MAY ENCOUNTER MANUFACTURING PROBLEMS OR DELAYS, WHICH COULD RESULT IN LOST REVENUE.

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

     Historically we have had very few customers and one commercial partner, Agilent, from which we have derived the majority of our revenue and, if we were to lose any one of these, our revenue would decrease substantially. Agilent and four customers accounted for 93% of total revenue for the three months ended June 30, 2000. Agilent and three customers accounted for 86% of total revenue for the six months ended June 30, 2000. Agilent and two customers accounted for 88% of total revenue in 1999, and two customers and Agilent accounted for 97% of total revenue in 1998. We and Agilent introduced the Agilent 2100 Bioanalyzer system in September 1999 and have not yet derived significant revenue from the sale of this product on a commercial scale. Although we anticipate that the introduction of the Agilent 2100 Bioanalyzer system will expand our revenue base, we expect that we will continue to rely on our large customers and on Agilent for the majority of our revenue.

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

     We currently have no credit facility or committed sources of capital other than an equipment lease line with $4.8 million unused and available as of June 30, 2000. To the extent operating and capital resources are insufficient to meet future requirements, we will have to raise additional funds to continue the development and commercialization of our technologies. These funds may not be available on favorable terms, or at all. If adequate funds are not available on attractive terms, we may be required to curtail operations significantly or to obtain funds by entering into financing, supply or collaboration agreements on unattractive terms.

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

RISKS RELATED TO OWNING OUR COMMON STOCK

OUR STOCK PRICE IS EXTREMELY VOLATILE, AND YOU COULD LOSE A SUBSTANTIAL PORTION OF YOUR INVESTMENT.

     Our stock has been trading on the Nasdaq National Market only since mid-December 1999. We initially offered our common stock to the public at $16.00 per share. Since then our stock price has been extremely volatile and has ranged, through July 19, 2000, from a low of approximately $22.50 per share to a high of $202.00 per share. Our stock price may drop substantially following an investment in our common stock. We expect that our stock price will remain volatile as a result of a number of factors, including:

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

     Our directors, entities affiliated with our directors, and our executive officers beneficially own, in the aggregate approximately 28% of our outstanding common stock. These stockholders as a group are able to substantially influence the management and affairs of Caliper and, if acting together, would be able to influence most matters requiring the approval by our stockholders, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The concentration of ownership may also delay or prevent a change of control of Caliper at a premium price if these stockholders oppose it.

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

     The table below presents our investment portfolio by expected maturity and related weighted average interest rates at June 30, 2000:

                                                                                                   FAIR
                                                 2000         2001        2002        TOTAL        VALUE
                                               --------     --------    --------     --------     --------
Money market fund..........................    $ 25,492           --          --     $ 25,492     $ 25,492
Average interest rate......................        6.49%          --          --         6.49%

Available for sale marketable securities...    $ 14,512     $ 48,696     $ 1,585     $ 64,793     $ 64,587
Average interest rate......................        6.25%        6.57%       7.60%        6.53%

Total securities...........................    $ 40,004     $ 48,696     $ 1,585     $ 90,285     $ 90,079
Average interest rate......................        6.41%        6.57%       7.60%        6.52%

     Our equipment financings, amounting to $5.4 million as of June 30, 2000, are all at fixed rates and therefore, have minimal exposure to changes in interest rates.

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

     On April 23, 1999, Aclara Biosciences filed a lawsuit in United States District Court for the Northern District of California (Case No. C-99-1968BZ) alleging that we are making, using, selling or offering for sale microfluidic devices that infringe United States Patent Number 5,750,015 in willful disregard of Aclara's patent rights. This patent concerns methods and devices for moving molecules by the application of electrical fields. The Aclara action seeks damages for past and future reduced sales or lost profits based upon our alleged fabrication, use, sale or offer for sale of allegedly infringing products and processes, and seeks to enjoin our continued activities relating to these products. We have counterclaimed for a declaratory judgment of noninfringement, invalidity and unenforceability of all claims of the Aclara patent. On July 19, 2000, the federal judge in this action issued an order finding that eight of the eleven claims asserted against us are invalid, and interpreting the remaining asserted claims. This action subjects us to potential liability for damages, including treble damages, and could require us to cease making, using or selling the affected products, or to obtain a license in order to continue to manufacture, use or sell the affected products. While we believe we have meritorious defenses and counterclaims to this action, we cannot assure you that we will prevail in this action nor can we assure you that any license required would be made available on commercially acceptable terms, if at all. Even if we prevail in the current action, there can be no assurance that we will prevail again if Aclara appeals the case to a higher court. Furthermore, we have incurred and are likely to continue to incur substantial costs and expend substantial personnel time in defending against the claims filed by Aclara. Failure to successfully defend ourselves against the Aclara action could have a material adverse effect on our business, financial condition and operating results. For further information on the risks associated with this litigation see "Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Operating Results-- We are involved in intellectual property litigation with Aclara Biosciences that may hurt our competitive position, may be costly to us and may prevent us from selling our products."


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

     As of June 30, 2000, we had applied the estimated aggregated net proceeds of $75.9 million from our initial public offering as follows:

Repayment of indebtedness:         $ 0.8 million
Working capital:                   $ 4.6 million
Temporary investments:             $70.5 million

     The foregoing amounts represent our best estimate of our use of proceeds for the period indicated. No such payments were made to our directors or officers or their associates, holders of 10% or more of any class of our equity securities or to our affiliates, other than payments to officers for salaries in the ordinary course of business.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Our Annual Meeting of Stockholders was held on June 7, 2000. Proxies for the meeting were solicited pursuant to Regulation 14A. At the meeting, management's nominees for directors were submitted to our stockholders for election, and a proposal to ratify the selection of Ernst & Young LLP as independent auditors of Caliper for its fiscal year ending December 31, 2000 was submitted to our stockholders. As of the record date of taking such actions, we had outstanding 21,049,683 shares of our common stock.

     Management's nominees for directors were elected by the following vote:

                                     For             Withhold
Anthony B. Evnin, Ph.D.           14,410,245          12,827
Robert T. Nelsen                  14,401,014          22,058

     Charles M. Hartman, David V. Milligan, Ph.D, Michael Steinmetz, Ph.D., Daniel L. Kisner, M.D, and Regis P. McKenna also continued to serve as directors of Caliper after the annual meeting. Charles M. Hartman, David V. Milligan, Ph.D, and Michael Steinmetz, Ph.D., will continue to serve as directors until the Annual Meeting of Stockholders to be held in 2001. Daniel L. Kisner, M.D, and Regis P. McKenna will continue to serve as directors until the Annual Meeting of Stockholders to be held in 2002.

     The proposal to ratify the selection of Ernst & Young LLP as independent auditors of Caliper for its fiscal year ending December 31, 2000 was approved by the following vote:

     For:                14,419,093
     Against:                 2,042
     Abstain:                 1,937


ITEM 5. OTHER INFORMATION

     NONE

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  Exhibits

EXHIBIT
NUMBER                          DESCRIPTION OF DOCUMENT
-------                         -----------------------
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

(1) Previously filed as Exhibit 3.3 to our Registration Statement on Form S-1, Registration No. 333-88827.

(2) Previously filed as Exhibit 3.4 to our Registration Statement on Form S-1, Registration No. 333-88827.

(3) Previously filed as the like-numbered Exhibit to our Registration Statement on Form S-1, Registration No. 333-88827.

     (b)  Reports on Form 8-K

     We did not file a Current Report on Form 8-K during the quarter ended June 30, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CALIPER TECHNOLOGIES CORP.

August 11, 2000                         By: /s/ JAMES L. KNIGHTON
                                           ------------------------------
                                           James L. Knighton
                                           Chief Financial Officer

                                        By: /s/ ANTHONY HENDRICKSON
                                           ------------------------------
                                           Anthony Hendrickson
                                           Corporate Controller
                                           (Principal Accounting Officer)

EXHIBIT INDEX

EXHIBIT
NUMBER                          DESCRIPTION OF DOCUMENT
-------                         -----------------------
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