Form 10-Q
period 2000-09-30
CALIPER TECHNOLOGIES CORP
filed 2000-11-14
CIK 1014672

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE PERIOD ENDED SEPTEMBER 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO _____________.

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



COMMON SHARES OUTSTANDING ON NOVEMBER 1, 2000:   23,605,683

                           CALIPER TECHNOLOGIES CORP.
                                TABLE OF CONTENTS



                                                                                  Page
                                                                                  ----
PART I             FINANCIAL INFORMATION

         Item 1.   Financial Statements (unaudited)
                        Condensed Balance Sheets as of  September 30, 2000
                             and December 31,  1999............................ .... 2
                        Condensed Statements of Operations for the Three and
                             Nine Months Ended September 30, 2000 and 1999.......... 3
                        Condensed Statements of Cash Flows for the  Nine Months
                             Ended September 30, 2000 and 1999...................... 4

                   Notes to Unaudited Condensed Financial Statements................ 5

         Item 2.   Management's Discussion and Analysis of Financial Condition
                        and Results of Operations................................... 8

         Item 3.   Quantitative and Qualitative Disclosures About Market Risk.......18



PART II            OTHER INFORMATION

         Item 1.   Legal Proceedings................................................18


         Item 2.   Changes in Securities and Use of Proceeds........................19


         Item 3.   Defaults Upon Senior Securities..................................20


         Item 4.   Submission of Matters to a Vote of Security Holders..............20

         Item 5.   Other Information................................................20


         Item 6.   Exhibits and Reports on Form 8-K.................................20


SIGNATURES..........................................................................22


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           CALIPER TECHNOLOGIES CORP.

                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)




                                                                      SEPTEMBER 30,    DECEMBER 31,
                                                                          2000            1999
                                                                      ------------     -----------
                                                                       (unaudited)
ASSETS
Current assets:
Cash and cash equivalents ........................................      $  48,723       $  44,772
Marketable securities ............................................         85,106          28,520
Accounts receivable, net .........................................          1,628           1,055
Other receivable .................................................         12,000               -
Inventories ......................................................          2,225             287
Prepaid expenses and other current assets ........................          1,093             754
                                                                        ---------       ---------
Total current assets .............................................        150,775          75,388
Marketable securities ............................................         56,899          26,924
Property and equipment, net ......................................          6,416           5,346
Notes receivable from officers ...................................            615             625
Other assets, net ................................................            660             564
                                                                        ---------       ---------
Total assets .....................................................      $ 215,365       $ 108,847
                                                                        =========       =========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable .................................................      $   1,650       $   1,321
Accrued compensation .............................................          1,721           1,082
Other accrued liabilities ........................................          2,444           1,011
Deferred revenue .................................................          3,258           2,210
Current portion of equipment financing ...........................          1,665           1,454
                                                                        ---------       ---------
Total current liabilities ........................................         10,738           7,078
Noncurrent portion of equipment financing ........................          3,614           3,671
Deferred revenue..................................................            394               -
Other noncurrent liabilities .....................................            506             235

Commitments
Stockholders' equity:
Common stock .....................................................             23              21
Additional paid-in capital .......................................        248,368         142,401
Deferred stock compensation ......................................         (5,654)         (9,317)
Accumulated deficit ..............................................        (42,584)        (35,109)
Accumulated other comprehensive loss .............................            (40)           (133)
                                                                        ---------       ---------
Total stockholders' equity .......................................        200,113          97,863
                                                                        ---------       ---------
Total liabilities and stockholders' equity .......................      $ 215,365        $108,847
                                                                        =========       =========

                             See accompanying notes.

                           CALIPER TECHNOLOGIES CORP.
                       CONDENSED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



                                                                 THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                   SEPTEMBER 30,
                                                               ----------------------        -----------------------
                                                                 2000           1999           2000           1999
                                                               --------       --------       --------       --------
          Revenue .......................................      $  5,507        $ 3,414       $ 13,576       $  8,859

          Costs and expenses:
            Research and development ....................         9,826          4,860         24,322         12,302
            General and administrative ..................         2,464          1,400          7,300          3,487
            Amortization of deferred stock compensation
             (1) .........................................        1,020            936          3,663          1,997
                                                               --------       --------       --------       --------
          Total costs and expenses ......................        13,310          7,196         35,285         17,786
                                                               --------       --------       --------       --------
          Operating loss ................................        (7,803)        (3,782)       (21,709)        (8,927)
          Interest income, net ..........................         1,870            212          4,528            801
          Litigation settlement .........................        12,000              -         12,000              -
                                                               --------       --------       --------       --------
          Net income/(loss) before accounting change ....         6,067         (3,570)        (5,181)        (8,126)
          Cumulative effect of a change in accounting
             principle ..................................             -              -         (2,294)             -
                                                               --------       --------       --------       --------
          Net income/(loss) .............................         6,067         (3,570)        (7,475)        (8,126)
          Accretion on redeemable convertible preferred
            stock .......................................             -           (608)             -         (1,822)
                                                               --------       --------       --------       --------
          Net income/(loss) attributable to common
            stockholders ................................      $  6,067       $ (4,178)      $ (7,475)      $ (9,948)
                                                               ========       ========       ========       ========
          Net income/(loss) per common share, basic:
          Net income/(loss) before accounting change ....      $   0.28       $  (1.48)      $  (0.24)      $  (3.71)
          Cumulative effect of a change in accounting
            principle ...................................             -              -          (0.11)             -
                                                               --------       --------       --------       --------
          Net income/(loss) per share ...................      $   0.28       $  (1.48)      $  (0.35)      $  (3.71)
                                                               ========       ========       ========       ========
          Shares used in computing net income/(loss) per
            common share, basic .........................        21,971          2,821         21,278          2,684

          Net income/(loss) per common share, diluted:
          Net income/(loss) before accounting change ....      $   0.25       $  (1.48)      $  (0.24)      $  (3.71)
          Cumulative effect of a change in accounting
            principle ...................................             -              -          (0.11)             -
                                                               --------       --------       --------       --------
          Net income/(loss) per share ...................      $   0.25       $  (1.48)      $  (0.35)      $  (3.71)
                                                               ========       ========       ========       ========
          Shares used in computing net income/(loss) per
            common share,  diluted ......................        24,281          2,821         21,278          2,684

          Pro forma net income/(loss) per share,
            diluted.......................................     $   0.25       $  (0.23)      $  (0.35)      $  (0.53)
                                                               ========       ========       ========       ========
          Shares used in computing pro forma net
          income/(loss) per share, diluted ..............        24,281         15,354         21,278         15,217

          (1) Amortization of deferred stock compensation relates to the following:

          Research and development ......................      $    357       $    221       $  1,293       $    405
          General and administrative ....................           663            715          2,370          1,592
                                                               --------       --------       --------       --------
          Total .........................................      $  1,020       $    936       $  3,663       $  1,997
                                                               ========       ========       ========       ========


                             See accompanying notes.

                           CALIPER TECHNOLOGIES CORP.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                           -------------------------
                                                             2000            1999
                                                           ---------       ---------
OPERATING ACTIVITIES
Net loss ...............................................   $  (7,475)      $  (8,126)
Adjustments to reconcile net loss to net cash used in
Operating activities:
Cumulative effect of a change in accounting principle ..       2,294
Depreciation and amortization ..........................       1,449             935
Amortization of deferred stock compensation ............       3,663           1,997
Stock options issued to non-employees ..................         483               -
Issuance of common and preferred stock for services ....           -              83
Changes in operating assets and liabilities:
Accounts receivable ....................................        (573)            692
Other receivable .......................................     (12,000)              -
Notes receivable from officers .........................          10            (425)
Inventories ............................................      (1,938)           (206)
Prepaid expenses and other assets ......................        (339)           (161)
Other noncurrent asset .................................        (182)              -
Accounts payable and other accrued liabilities .........       1,762             797
Accrued compensation ...................................         639             258
Deferred revenue .......................................        (852)          1,773
Other noncurrent liabilities ...........................         271             184
                                                           ---------       ---------
Net cash used in operating activities ..................     (12,788)         (2,199)
                                                           ---------       ---------

INVESTING ACTIVITIES
Purchases of available-for-sale securities .............    (136,731)        (16,610)
Proceeds from sales of available-for-sale securities ...      12,012           4,813
Proceeds from maturities of available-for-sale
  securities ...........................................      38,251          13,499
Capital expenditures ...................................      (2,433)         (2,995)
                                                           ---------       ---------
Net cash used in investing activities ..................     (88,901)         (1,293)
                                                           ---------       ---------

FINANCING ACTIVITIES
Proceeds from equipment financing ......................       1,378           2,523
Payments of obligations under equipment financing ......      (1,224)           (821)
Proceeds from issuance of common stock .................     105,486             260
                                                           ---------       ---------
Net cash provided by financing activities ..............     105,640           1,962
                                                           ---------       ---------
Net decrease in cash and cash equivalents ..............       3,951          (1,530)
Cash and cash equivalents at beginning of period .......      44,772           5,158
                                                           ---------       ---------
Cash and cash equivalents at end of period .............   $  48,723       $   3,628
                                                           =========       =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid ..........................................   $     464       $     275
                                                           =========       =========

SCHEDULE OF NONCASH TRANSACTIONS
Deferred stock compensation ............................   $       -       $   7,355
                                                           =========       =========


                             See accompanying notes.

                           CALIPER TECHNOLOGIES CORP.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

BASIS OF PRESENTATION

    The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1999 filed by Caliper Technologies Corp.

PRIVATE PLACEMENT OF EQUITY

    On August 30, 2000, Caliper completed a private placement of 2,300,000 shares of its common stock to selected accredited institutional investors, raising net proceeds of approximately $104.9 million.

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

     Prior to January 1, 2000, Caliper recognized non-refundable license fees under its technology access programs as revenues upon transfer of the license to third parties and when no further performance obligations existed. Effective January 1, 2000, Caliper changed its method of accounting for non-refundable license fees to recognize such fees ratably over the term of the committed related technology access program agreement. Caliper believes the change in accounting principle is preferable based on guidance provided in SEC Staff Accounting Bulletin No. 101 - Revenue Recognition in Financial Statements. The $2.3 million cumulative effect of the change in accounting principle was reported as a charge in the quarter ended March 31, 2000. The cumulative effect was initially recorded as deferred revenue that will be recognized as revenue over the remaining contractual terms of the technology access program agreements. During the nine months ended September 30, 2000, the impact of the change in accounting was to increase net loss by $1.2 million, or $0.06 per diluted share, comprised of the $2.3 million cumulative effect of the change as described above ($0.11 per diluted share), net of $1.1 million of the related deferred revenue which was recognized as revenue during the nine months ended September 30, 2000 ($0.05 per diluted share). The remainder of the related deferred revenue will be recognized as revenue approximately as follows:
$200,000 over the remainder of 2000, $800,000 in 2001 and $194,000 in 2002. Had
the change in accounting been adopted as of January 1, 1999, revenue for the three and nine months ended September 30, 1999 would have increased by $422,000 and $656,000, respectively, or decreased pro forma net loss by $0.03 per diluted share and $0.04 per diluted share, respectively.

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

DEFERRED COMPENSATION ARRANGEMENTS

    Caliper maintains trading assets to generate returns that offset changes in certain liabilities related to deferred compensation arrangements. The trading assets consist of marketable equity securities and are stated at fair value. Both realized and unrealized gains and losses generally offset the change in the deferred compensation liability and to date have not been material.

STOCK-BASED COMPENSATION

    Caliper accounts for its stock options and equity awards in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and has elected to follow the "disclosure only" alternative prescribed by Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). Caliper accounts for stock options issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force 96-18. For the nine months ended September 30, 2000, compensation expense related to stock options issued to non-employees was $483,000.

NET INCOME/(LOSS) PER SHARE

    Basic earnings per share is calculated based on the weighted-average number of common shares outstanding during the period. Diluted earnings per share gives effect to the dilutive effect of common stock equivalents consisting of stock options and warrants (calculated using the treasury stock method).

    Pro forma net income/(loss) per share has been computed to give effect to the automatic conversion of preferred stock into common stock which occurred at the completion of Caliper's initial public offering in December 1999 (using the as-if converted method) from the original date of issuance.

    A reconciliation of shares used in the calculations is as follows (in thousands):



                                                                        THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                            SEPTEMBER 30,                 SEPTEMBER 30,
                                                                      -----------------------       -----------------------
                                                                       2000            1999           2000           1999
                                                                      --------       --------       --------       --------
         Basic:
           Net income/(loss) ...................................      $  6,067       $ (3,570)      $ (7,475)      $ (8,126)
           Accretion on redeemable convertible preferred stock .             -           (608)             -         (1,822)
                                                                      --------       --------       --------       --------
           Net income/(loss) attributable to common stockholders      $  6,067       $ (4,178)      $ (7,475)      $ (9,948)
                                                                      ========       ========       ========       ========

         Weighted-average shares of common stock outstanding ...        22,021          3,044         21,370          2,953
         Less: weighted-average shares subject to repurchase ...           (50)          (223)           (92)          (269)
                                                                      --------       --------       --------       --------
         Weighted-average shares used in net income/(loss)
            per common share, basic ............................        21,971          2,821         21,278          2,684
                                                                      ========       ========       ========       ========


         Diluted:
           Net income/(loss) ...................................      $  6,067       $ (3,570)      $ (7,475)      $ (8,126)
           Accretion on redeemable convertible preferred stock .             -           (608)             -         (1,822)
                                                                      --------       --------       --------       --------
           Net income/(loss) attributable to common stockholders      $  6,067       $ (4,178)      $ (7,475)      $ (9,948)
                                                                      ========       ========       ========       ========

        Weighted-average shares of common stock outstanding ...         22,021          3,044         21,370          2,953
         Plus: weighted-average shares of common stock
             equivalents .......................................         2,310              -              -              -
         Less: weighted-average shares subject to repurchase ...           (50)          (223)           (92)          (269)
                                                                      --------       --------       --------       --------

         Weighted-average shares used in net income/(loss)
           per common share, diluted ...........................        24,281          2,821         21,278          2,684
                                                                      ========       ========       ========       ========

         Pro forma diluted:
          Net income/(loss) ....................................      $  6,067       $ (3,570)      $ (7,475)      $ (8,126)
                                                                      ========       ========       ========       ========

          Shares used above ....................................        24,281          2,821         21,278          2,684
          Adjustment to reflect weighted-average effect of
           assumed conversion of preferred stock ...............             -         12,533              -         12,533
                                                                      --------       --------       --------       --------
          Weighted-average shares used in pro forma net income/
            (loss) per share, diluted ..........................        24,281         15,354         21,278         15,217
                                                                      ========       ========       ========       ========


RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board ("FASB") issued statement of Financial Accounting Standards No. 133, "Accounting for Derivative Financial Instruments and for Hedging Activities" ("SFAS 133") which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. In June 1999, FASB issued Financial Accounting Standards No. 137 which deferred the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. The adoption of SFAS 133 is not anticipated to have an impact on the Company's results of operations of financial condition when adopted as the Company holds no derivative financial instruments and does not currently engage in hedging activities.

    In March 2000, the FASB issued No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock compensation - an Interpretation of APB 25." This Interpretation clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000. The adoption of FIN 44 does not have a material impact on the Company's financial statements.

NOTE 2 - CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES
     As of September 30, 2000 Caliper invests its excess cash in U.S. government and agency securities, debt instruments of financial institutions and corporations and money market funds with strong credit ratings. They are classified as available-for-sale and are carried at fair value with unrealized gains and losses reported in stockholders' equity.

NOTE 3 - INVENTORIES
    Inventories consist of the following (in thousands):


                                            September 30,       December 31,
                                                 2000              1999
                                            -------------      -------------

         Raw material ......................   $1,501            $  253
         Work in process ...................      688                13
         Finished goods ....................       36                21
                                               ------            ------
         Total .............................   $2,225            $  287
                                               ======            ======



NOTE 4 - COMPREHENSIVE INCOME/(LOSS)
    The components of comprehensive income/(loss) for the three and nine months ended September 30, 2000 and 1999 are as follows (in thousands):



                                                        Three Months Ended          Nine Months Ended
                                                           September 30,              September 30,
                                                       --------------------       ---------------------
                                                        2000         1999          2000          1999
                                                       -------      -------       -------       -------
         Net income/(loss) attributable to common
          stockholders ..........................      $ 6,067      $(4,178)      $(7,475)      $(9,948)
         Unrealized gain on securities ..........          166            -            93             -
                                                       -------      -------       -------       -------
         Comprehensive  income/(loss) ...........      $ 6,233      $(4,178)      $(7,382)      $(9,948)
                                                       =======      =======       =======       =======

NOTE 5 -  LITIGATION

    On March 22, 1999, Caliper filed a lawsuit in California Superior Court for the County of Santa Clara against Aclara Biosciences, Inc. and Caliper's former patent counsel, a patent attorney named Bertram Rowland, and his former law firm, Flehr, Hohbach, Test, Albritton and Herbert alleging that all the defendants misappropriated certain of Caliper's trade secrets relating to Caliper business plans, patents and intellectual property strategy. The suit also alleges that Caliper's former patent counsel committed a breach of the duties they owed to Caliper as its former attorneys. On September 14, 2000, Caliper reached a settlement agreement with Dr. Rowland and Flehr, Hohbach, Albritton, Test and Herbert in this case. The settlement provides Caliper with a $12.0 million cash payment from these defendants as well as other terms. This settlement has no effect on Caliper's lawsuits with Aclara. In this same case, on October 27, 2000, the jury returned a verdict in favor of Caliper and against Aclara on Caliper's claims for misappropriation of trade secrets and conversion of property. The jury awarded Caliper $52.6 million for damages to Caliper and unjust enrichment to Aclara. Caliper has also requested certain equitable relief, including certain rights to the Aclara patent that is the subject of Aclara's suit against Caliper. The court has not yet ruled on that issue. Aclara has requested that the jury award be substantially reduced on several legal grounds. The court has not yet ruled on that request either. Aclara has publicly stated its intention to appeal this case.

    On January 12, 2000, Caliper filed a lawsuit in United States District Court for the Northern District of California alleging that Aclara is infringing four U.S. patents licensed to Caliper by Lockheed Martin Energy Research Corporation. These patents cover technology for controlling the flow of materials in microfluidic chips, as well as devices, systems and applications that make use of this technology. Caliper subsequently amended this complaint to add a fifth, related patent. Aclara has counterclaimed for a declaratory judgment that the patents in this suit are invalid, unenforceable and are not infringed by Aclara.

    While Caliper believes that its complaints in these cases are meritorious, there can be no assurance that Caliper will prevail in its actions against any or all of the defendants, or that if Caliper prevails, the damages or equitable remedies awarded, if any, will be commercially valuable. The jury's award in the state court case may be set aside or reduced by the state judge or on appeal. Furthermore, Caliper has incurred and is likely to continue to incur substantial costs and expend substantial personnel time in pursuing its claims against Aclara and Caliper's former patent counsel.

   On April 23, 1999, Aclara Biosciences filed a lawsuit in United States District Court for the Northern District of California alleging that Caliper is making, using, selling or offering for sale microfluidic devices that infringe United States Patent Number 5,750,015 in willful disregard of Aclara's patent rights. This patent concerns methods and devices for moving molecules by the application of electrical fields. The Aclara action seeks damages for past and future reduced sales or lost profits based upon Caliper's alleged fabrication, use, sale or offer for sale of allegedly infringing products and processes, and seeks to enjoin Caliper's continued activities relating to these products. Caliper has counterclaimed for a declaratory judgment of noninfringement, invalidity and unenforceability of all claims of the Aclara patent. On July 19, 2000, the federal judge in this action issued an order finding that eight of the eleven claims asserted against Caliper are invalid, and interpreting the remaining asserted claims. On October 27, 2000, the federal judge issued a second order holding that our products do not literally infringe Aclara's patent, but allowing the suit to proceed on the issue of whether our products infringe under a legal theory known as the doctrine of equivalents and whether the patent is valid and enforceable. This action subjects Caliper to potential liability for damages, including treble damages, and could require Caliper to cease making, using or selling the affected products, or to obtain a license in order to continue to manufacture, use or sell the affected products. While Caliper believes that it has meritorious defenses in this action, there can be no assurance that Caliper will prevail or that any license required would be made available on commercially acceptable terms, if at all. Even if Caliper prevails in the current action, there can be no assurance that we will prevail again if Aclara appeals the case to a higher court. Furthermore, Caliper has incurred and is likely to continue to incur substantial costs and expend substantial personnel time in defending against the claims filed by Aclara. Caliper's failure to successfully defend itself against the Aclara action could have a material adverse effect on Caliper's business, financial condition and operating results.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This Management's Discussion and Analysis of Financial Condition and Results of Operations as of September 30, 2000 and for the three and nine month periods ended September 30, 2000 and September 30, 1999 should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in Caliper's Annual Report on Form 10-K for the year ended December 31, 1999.

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

OVERVIEW

   We are a leader in lab-on-a-chip technologies that miniaturize, integrate and automate many laboratory processes. We develop, manufacture and sell our proprietary LabChip(R) systems to pharmaceutical and other companies. We believe our LabChip(R) systems have the potential to assemble the power and reduce the scale of entire laboratories full of equipment and people. From inception in July 1995 through September 2000, our operating activities were primarily devoted to research, development and commercialization of technologies involving the manipulation of very small amounts of fluid, which are referred to as "microfluidic technologies," and first-generation products such as the Agilent 2100 Bioanalyzer, LabChip(R) kits and our high throughput systems, recruiting personnel, business development, raising capital and acquiring assets. In 1999, we recognized revenue from our first product sales when we sold initial versions of our high throughput system for drug screening to our three technology access program customers. In addition, in September 1999, Agilent Technologies, Inc., our commercial partner, introduced our first LabChip(R) system for use by individual researchers. In March 2000, we recognized revenue from our first multi-capillary sipper chip system and Millennium Pharmaceuticals joined our technology access program, becoming our fourth technology access program customer. In May 2000, we introduced the DNA 500 LabChip(R) kit for the automated analysis of DNA fragments to determine their size and concentration. In August 2000, we introduced the Protein 200 LabChip(R) kit for the automated sizing and analysis of protein samples. In September 2000, we introduced the Automated Microfluidics System 90 which automates the sizing, concentration and purity analysis of nucleic acid fragments using only nanoliters of sample.

   Since our inception, we have incurred significant losses and, as of September 30, 2000, we had an accumulated deficit of $42.6 million. Our losses have resulted principally from costs incurred in research and development, manufacturing scale-up, and from general and administrative costs associated with our operations. We expect to continue to incur substantial research and development, manufacturing scale-up, and general and administrative costs. As a result, we will need to generate significantly higher revenue to achieve profitability.

   Our revenue has been derived principally from contract revenue earned under our collaboration agreement with Agilent and from our technology access program customers. To a lesser extent, we have derived revenue from the sale of products and government grants. Although we are developing and plan to introduce future products, we cannot assure you that we will be successful in these efforts. To date, we have generated a substantial portion of our revenue from a limited number of sources. Two of our technology access program partners, Eli Lilly and Millennium, and our commercial partner, Agilent, each accounted for in excess of 10% of our revenue in the three months ended September 30, 2000. Agilent alone accounted for 45% of our revenue in this period, and the two technology access program customers collectively accounted for 42% of our revenue in this period. During the quarter ended September 30, 1999, Agilent accounted for 43% of our revenue and a technology access program customer accounted for 50% of our revenue.

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

   Under our technology access program agreements, we recognize as revenue non-refundable license subscription fees over the term of the subscription, product sales upon the transfer of title to the customer, and development and support fees in the period in which the costs are incurred. Subscription fees and development and support fees may be received annually or quarterly in advance depending upon the terms of the agreement. Payments received in advance under all of these agreements are recorded as deferred revenue until earned. We have evaluated the applicability of SAB 101 to our existing technology access program agreements. We have concluded that the approach described in SAB 101 is preferable and have changed our method of accounting effective January 1, 2000 to recognize such fees over the term of the related agreement. The cumulative effect of this change in accounting principle is approximately $2.3 million as of January 1, 2000 and has been recognized as a charge in the quarter ended March 31, 2000. The cumulative effect was recorded as deferred revenue and is being recognized as revenue over the remaining contractual terms of the technology access program agreements. As of September 30, 2000, a total of $3.7 million of revenue was deferred. We expect to recognize this deferred revenue through the third quarter of year 2002.


RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2000 and 1999

   Revenue. Revenue was $5.5 million and $13.6 million for the three and nine months ended September 30, 2000, respectively, compared to $3.4 million and $8.9 million for the three and nine months ended September 30, 1999. The increase of $2.1 million during the three months ended September 30, 2000 compared to the same period in 1999 resulted from increased revenue generated from product sales under our technology access program and our collaboration agreement with Agilent. The increase of $4.7 million during the nine months ended September 30, 2000 compared to the same period in 1999 resulted primarily from increased revenue generated under our technology access program, including $1.1 million attributed to up-front fees received in prior years which were ratably recorded as revenue during the nine months ended September 30, 2000, as prescribed by SAB 101.

   Research and Development Expenses. Research and development expenses consist primarily of salaries and related personnel costs, fees paid to consultants and outside service providers for chip development, material costs for prototype and test units, legal expenses resulting from intellectual property prosecution and litigation, and other expenses related to the design, development, testing, and enhancement of our products. We expense our research and development costs as they are incurred. Research and development expenses were $9.8 million and $24.3 million for the three and nine months ended September 30, 2000, respectively, compared to $4.9 million and $12.3 million for the three and nine months ended September 30, 1999. The increase of $5.0 million during the three months ended September 30, 2000 compared to the same period in 1999 was attributed to continued growth of research and development activities, including $1.9 million related to growth in personnel and services to support our technology access program, partner collaboration and product launches, $1.9 million for costs related to intellectual property matters, and the remainder for supplies required to assemble, build and test prototype LabChip systems along with expansion in our operating activities. The increase of $12.0 million during the nine months ended September 30, 2000 compared to the same period in 1999 resulted from $5.0 million related to growth in personnel and services to support our technology access program, partner collaboration and product launches, $5.0 million for costs related to intellectual property matters, primarily legal fees, and the remainder for supplies required to assemble, build and test prototype LabChip(R) systems along with expansion in our operating activities. We expect research and development spending to continue to rise and increase in proportion to our revenue growth over the next several years as we expand our research and product development efforts.

   General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, recruiting expenses, professional fees, and other corporate expenses including business development and general legal activities. General and administrative expenses were $2.5 million and $7.3 million for the three and nine months ended September 30, 2000, respectively, compared to $1.4 and $3.5 million for the three and nine months ended September 30, 1999. The increase of $1.1 million during the three months ended September 30, 2000 compared to the same period in 1999 resulted from $487,000 related to employment costs for general and administrative personnel and the remaining balance due to costs associated with being a public company and overall expansion in our operations. The increase of $3.8 million during the nine months ended September 30, 2000 compared to the same period in 1999 resulted from $2.3 million related to employment costs for general and administrative personnel and the remaining balance due to costs associated with being a public company and overall expansion in our operations. We expect general and administrative expenses to continue to increase over the next several years to support our growing business activities, the commercialization of our products, and costs associated with operating a public company.

   Amortization of Deferred Stock Compensation. Deferred stock compensation represents the difference between the deemed fair value of our common stock for accounting purposes and the exercise price of options at the date of grant. During 1998 and 1999, we recorded deferred stock compensation totaling $13.2 million. This amount is being amortized over the respective vesting periods of the individual stock options using the graded vesting method. We recorded amortization of deferred compensation of $3.7 million for the nine months ended September 30, 2000, which includes $1.0 million for the three months ended September 30, 2000. We expect to record amortization expense for deferred compensation as follows: $882,000 for the remainder of 2000, $2.5 million during 2001,

$1.4 million during 2002, $670,000 during 2003 and $122,000 during 2004. The amount of deferred compensation expense to be recorded in future periods may decrease if unvested options for which deferred compensation has been recorded are subsequently canceled.

     Interest Income, Net. Net interest income consists of income from our cash and investments offset by expenses related to our financing obligations. Net interest income was $1.9 million and $4.5 million for the three and nine months ended September 30, 2000, respectively, compared to $212,000 and $801,000 for the three and nine months ended September 30, 1999. This increase was due to higher cash and investment balances as a result of $75.9 million net proceeds raised in our December 1999 initial public offering and $104.9 million raised in August 2000 from the sale of 2,300,000 shares of common stock in a private placement, partially offset by increased interest charges from higher financing obligation balances.

     Litigation Settlement. We recorded a $12.0 million litigation settlement receivable during the quarter ended September 30, 2000. For further information regarding this settlement, refer to note 5 to the financial statements included in this report and "Part II - Item 1. Legal Proceedings."

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2000, cash, cash equivalents and marketable securities were $190.7 million compared to $100.2 million at December 31, 1999. We used $12.8 million for operations for the nine months ended September 30, 2000 as compared to $2.2 for the comparable period in 1999. This consisted of the net loss of $7.5 million and working capital changes of $13.2 million, which includes a $12.0 million litigation settlement receivable, offset by non-cash charges of $7.9 million related to a change in accounting principle, amortization of deferred stock compensation, stock options issued to non-employees and depreciation and amortization expense.

     Net cash used in investing activities was $88.9 million for the nine months ended September 30, 2000 as compared to $1.3 million for the comparable period in 1999. Net cash used in investing consists primarily of purchases of available-for-sale investments offset by proceeds from sales and maturities of available-for-sale investments, as well as capital expenditures.

     We received $105.6 million from financing activities for the nine months ended September 30, 2000 as compared to $2.0 million for the comparable period in 1999. Net proceeds from financing activities consisted principally of approximately $104.9 million raised in August 2000 from the sale of 2,300,000 shares of common stock in a private placement.

     In May 2000 we entered into a $5.0 million financing arrangement for the purchase of property and equipment. As of September 30, 2000, we had $5.3 million in capitalized lease obligations outstanding compared to $5.1 million at December 31, 1999.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued statement of Financial Accounting Standards No. 133, "Accounting for Derivative Financial Instruments and for Hedging Activities" ("SFAS 133") which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. In June 1999, FASB issued Financial Accounting Standards No. 137 which deferred the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. The adoption of SFAS 133 is not anticipated to have an impact on the Company's results of operations of financial condition when adopted as the Company holds no derivative financial instruments and does not currently engage in hedging activities

     In March 2000, the FASB issued No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock compensation - an Interpretation of APB 25." This Interpretation clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000. The adoption of FIN 44 does not have a material impact on the Company's financial statements.


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

   - our ability to market our high throughput systems through our technology access program and other commercial programs

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

WE EXPECT TO INCUR FUTURE OPERATING LOSSES AND MAY NOT ACHIEVE PROFITABILITY.

   We have experienced significant operating losses each year since our inception and expect to incur substantial additional operating losses for at least the next year, primarily as a result of expected increases in expenses for manufacturing capabilities, research and product development costs and general and administrative costs. We may not achieve profitability until at least year 2002. For example, we experienced net losses of approximately $6.3 million in 1997, $3.0 million in 1998, $14.4 million in 1999 and $7.5 million for the nine months ended September 30, 2000. As of September 30, 2000, we had an accumulated deficit of approximately $42.6 million. Our losses have resulted principally from costs incurred in research and development and from general and administrative costs associated with our operations. These costs have exceeded our revenue and interest income which, to date, have been generated principally from collaborative research and development agreements, technology access fees, cash and investment balances and, to a lesser extent, product sales and government grants.

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

   Our suits against Aclara are costly to litigate and if we are not successful then we will not recover these costs and our patents may be invalidated or interpreted narrowly. We have filed a suit against Aclara Biosciences, Inc. and our former patent counsel alleging that they misappropriated our trade secrets, and that our former patent counsel breached their duties to us as our attorneys. We also filed suit against Aclara in January 2000 alleging Aclara is infringing certain patent rights licensed to us. Aclara has counterclaimed for a declaratory judgment that the patents in this suit are invalid, unenforceable and are not infringed by Aclara. We may not be successful in our lawsuits against them, in which case we will have incurred substantial litigation costs that we will not recover and our patents may be invalidated or interpreted narrowly.

   If we lose Aclara's suit against us it will hurt our competitive position, may be costly to us and may prevent us from selling our products. In addition, subsequent to the filing of our first suit, Aclara sued us claiming we are infringing one of its patents with our LabChip(R) systems that use electrical charges to move fluids and chemicals through the channels of the chip. We have counterclaimed for a declaratory judgment of noninfringement, invalidity and unenforceability of all claims of the Aclara patent. On July 19, 2000, the federal judge in this action issued an order invalidating certain patent claims and interpreting the remaining asserted claims. On October 27, 2000, the federal judge issued a second order holding that our products do not literally infringe Aclara's patent, but allowing the suit to proceed on the issue of whether our products infringe under a legal theory known as the doctrine of equivalents and whether the patent is valid and enforceable. If we lose this case and our motion in state court to obtain certain rights to the Aclara patent at issue in this case, we will need to obtain from Aclara a license to this technology in order to continue to market our products that have been found to infringe Aclara's patent, which may include all products currently marketed by Agilent. This license could be expensive, or could require us to license to Aclara some of our technology which would result in a partial loss of our competitive advantage in the marketplace, each of which could seriously harm our ability to conduct our business, and hurt our financial condition and results of operations. We believe that we have meritorious defenses in this action. However, litigation is unpredictable and we may not prevail with any of these defenses. If Aclara is successful in its suit against us and is unwilling to grant us a license, we will be required to stop selling our products that are found to infringe Aclara's patent unless we can redesign them so they do not infringe Aclara's patent, which we may be unable to do. In addition, if we lose the patent suit, we could be required to pay Aclara damages, including treble damages, which could be substantial and seriously harm our financial position.

   This litigation will be expensive to us, may be protracted and our confidential information may be compromised. Whether or not we are successful in these lawsuits, we expect this litigation to consume substantial amounts of our financial and managerial resources. At any time Aclara may file additional claims against us, or we may file additional claims against Aclara, which could increase the risk, expense and duration of the litigation. Either we or Aclara may appeal rulings in the current cases, extending the litigation. Further, because of the substantial amount of discovery required in connection with this type of litigation, there is a risk that some of our confidential information could be compromised by disclosure. For more information on our litigation with Aclara, see " Part II - Item 1. Legal Proceedings."

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

   In order for our high throughput systems to achieve the levels of throughput necessary to meet customers' demands, we need to develop and manufacture sipper chips with more than four capillaries. Our current high throughput systems operate with sipper chips with one and four capillaries, small glass tubes used to draw compounds into the chip. In order to achieve the levels of throughput that our customers desire, we may need to develop a LabChip(R) system accommodating more than four capillaries, which we may not be able to do. If we cannot cost-effectively deliver chips with more than four capillaries, we may not be able to attract new customers to purchase our high throughput systems, which would seriously harm our future prospects. Further, our existing technology access program customers may decide not to renew their annual access subscriptions, which would seriously reduce our revenue.

   We must develop new applications for existing LabChip(R) instruments, which we may not be able to do. The Agilent 2100 Bioanalyzer uses LabChip(R) kits that we specifically design for each application. We currently have LabChip(R) kits commercially available for five applications relating to DNA, RNA and Protein sizing and quantification. DNA and RNA are commonly used acronyms for chemicals that contain, or transmit, genetic information in living things. We currently are developing LabChip(R) kits for other applications. If we are unable to develop LabChip(R) kits for specific applications required by potential customers, those customers may not purchase the Agilent 2100 Bioanalyzer.

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

WE HAVE LIMITED EXPERIENCE IN MANUFACTURING OUR PRODUCTS AND MAY ENCOUNTER MANUFACTURING PROBLEMS OR DELAYS, WHICH COULD RESULT IN LOST REVENUE.

   Although Agilent manufactures the Agilent 2100 Bioanalyzer, we manufacture the chips used in this instrument and also currently manufacture instruments and sipper chips for our high throughput systems. We currently have limited manufacturing capacity for our LabChip(R) system products and experience variability in manufacturing yields for chips. If we fail to deliver chips and high throughput screening products in a timely manner, our relationships with our customers could be seriously harmed, and revenue would decline. We currently have one manufacturing location in Mountain View, California. The actual number of chips we are able to sell or use depends in part upon the manufacturing yields for these chips. We have only recently begun to manufacture significant numbers of sipper chips and are continuing to develop our manufacturing procedures for these chips. In order to offer sipper chips with more than four capillaries for high throughput applications, we will need to continue to achieve consistently high yields in this process. We cannot assure you that manufacturing or quality problems will not arise as we attempt to scale-up our production of chips or that we can scale-up manufacturing in a timely manner or at commercially reasonable costs. If we are unable to consistently manufacture sipper chips or chips for the Agilent 2100 Bioanalyzer on a timely basis because of these or other factors, our product sales will decline. We are currently manufacturing high throughput instruments in-house and in limited volumes. If demand for our high throughput instruments increases, we will either need to expand our in-house manufacturing capabilities or outsource to Agilent or other manufacturers.

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

   Historically we have had very few customers and one commercial partner, Agilent, from which we have derived the majority of our revenue and, if we were to lose any one of these, our revenue would decrease substantially. Agilent and three customers accounted for 96% of total revenue for the three months ended September 30, 2000. Agilent and four customers accounted for 95% of total revenue for the nine months ended September 30, 2000. Agilent and four customers accounted for 88% of total revenue in 1999, and two customers and Agilent accounted for 97% of total revenue in 1998. Caliper and Agilent introduced the Agilent 2100 Bioanalyzer system in September 1999 and have not yet derived significant revenue from the sale of this product on a commercial scale. Although we anticipate that the introduction of the Agilent 2100 Bioanalyzer system will expand our revenue base, we expect that we will continue to rely on our large customers and on Agilent for the majority of our revenue.

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

   We currently have no credit facility or committed sources of capital other than an equipment lease line with $4.5 million unused and available as of September 30, 2000. To the extent operating and capital resources are insufficient to meet future requirements, we will have to raise additional funds to continue the development and commercialization of our technologies. These funds may not be available on favorable terms, or at all. If adequate funds are not available on attractive terms, we may be required to curtail operations significantly or to obtain funds by entering into financing, supply or collaboration agreements on unattractive terms.

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

RISKS RELATED TO OWNING OUR COMMON STOCK

OUR STOCK PRICE IS EXTREMELY VOLATILE, AND YOU COULD LOSE A SUBSTANTIAL PORTION OF YOUR INVESTMENT.

   Our stock has been trading on the Nasdaq National Market only since mid-December 1999. We initially offered our common stock to the public at $16.00 per share. Since then our stock price has been extremely volatile and has ranged, through November 1, 2000, from a high of approximately $202.00 per share to a low of $22.50 per share. Our stock price may drop substantially following an investment in our common stock. We expect that our stock price will remain volatile as a result of a number of factors, including:

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

   As of September 30, 2000, our directors, entities affiliated with our directors, our executive officers and principal stockholders beneficially own, in the aggregate approximately 29.0% of our outstanding common stock. These stockholders as a group are able to substantially influence the management and affairs of Caliper and, if acting together, would be able to influence most matters requiring the approval by our stockholders, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The concentration of ownership may also delay or prevent a change of control of Caliper at a premium price if these stockholders oppose it.

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

   The table below presents our investment portfolio by expected maturity and related weighted average interest rates at September 30, 2000:

                                                                                                                 FAIR
                                                      2000           2001         2002          TOTAL           VALUE
                                                     -------       -------      --------       --------       --------

      Money market fund ..........................   $48,723            --            --       $ 48,723       $ 48,723
      Average interest rate ......................      6.54%           --            --           6.54%

      Available for sale marketable securities ...   $13,995       $85,010      $ 43,040       $142,045       $142,005
      Average interest rate ......................      6.37%         6.54%         6.69%          6.57%

      Total securities ..........................    $62,718       $85,010      $ 43,040       $190,768       $190,728
      Average interest rate .....................       6.50%        6.54%          6.69%          6.56%


   Our equipment financings, amounting to $5.3 million as of September 30, 2000, are all at fixed rates and therefore, have minimal exposure to changes in interest rates.

   We have operated primarily in the United States and all sales to date have been made in U.S. dollars. Accordingly, we have not had any material exposure to foreign currency rate fluctuations.


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    On March 22, 1999, we filed a lawsuit in California Superior Court for the County of Santa Clara (Case No. CV 780743), against Aclara Biosciences Inc., a patent attorney named Bertram Rowland and the law firm of Flehr, Hohbach, Test, Albritton and Herbert LLP, alleging that all three defendants misappropriated our trade secrets relating to our business plans, patents and intellectual property strategy. The suit also alleges that Dr. Rowland and Flehr Hohbach committed a breach of the duties they owed to us as our former attorneys. The suit seeks damages and equitable remedies to prevent Aclara, Dr. Rowland and Flehr Hohbach from benefiting from the alleged misappropriation and breach of duties. On September 14, 2000, we reached a settlement agreement with Dr. Rowland and Flehr Hohbach in the case pending in Santa Clara County. The settlement provides Caliper with a $12.0 million cash payment by Dr. Rowland and Flehr Hohbach, as well as other terms. This settlement has no effect on Caliper's lawsuits with Aclara. In this same case, on October 27, 2000, the jury returned a verdict in favor of Caliper and against Aclara on Caliper's claims for misappropriation of trade secrets and conversion of property. The jury awarded Caliper $52.6 million for damages to Caliper and unjust enrichment to Aclara. Caliper has also requested certain equitable relief, including certain rights to the Aclara patent that is the subject of Aclara's suit against Caliper. The court has not yet ruled on that issue. Aclara has requested that the jury award be substantially reduced on several legal grounds. The court has not yet ruled on that request either. Aclara has publicly stated its intention to appeal this case.

   On January 12, 2000, we filed a lawsuit in the United States District Court for the Northern District of California against Aclara (Case No. C-00-0145CRB(JCS)) alleging that Aclara is infringing four U.S. patents that have been licensed to us by Lockheed Martin Energy Research Corporation, which operates the Department of Energy's Oak Ridge National Laboratory where the inventions were made. These patents cover technology for controlling the flow of materials in microfluidic chips, as well as devices, systems and applications that make use of this technology. We subsequently amended this complaint to add a fifth, related patent. Aclara has counterclaimed for a declaratory judgment that the patents in this suit are invalid, unenforceable and are not infringed by Aclara.

   While we believe that our complaints in these cases are meritorious, we cannot assure you that we will prevail in our actions against Aclara and Aclara's counterclaims against us, or that if we prevail, the damages or equitable remedies awarded, if any, will be commercially valuable. The jury's award in the state court case may be set aside or reduced by the state judge or on appeal. Furthermore, we have incurred and are likely to continue to incur substantial costs and expend substantial personnel time in pursuing our claims against Aclara.

   On April 23, 1999, Aclara Biosciences filed a lawsuit in United States District Court for the Northern District of California (Case No. C-99-1968BZ) alleging that we are making, using, selling or offering for sale microfluidic devices that infringe United States Patent Number 5,750,015 in willful disregard of Aclara's patent rights. This patent concerns methods and devices for moving molecules by the application of electrical fields. The Aclara action seeks damages for past and future reduced sales or lost profits based upon our alleged fabrication, use, sale or offer for sale of allegedly infringing products and processes, and seeks to enjoin our continued activities relating to these products. We have counterclaimed for a declaratory judgment of noninfringement, invalidity and unenforceability of all claims of the Aclara patent. On July 19, 2000, the federal judge in this action issued an order finding that eight of the eleven claims asserted against us are invalid, and interpreting the remaining asserted claims. On October 27, 2000, the federal judge issued a second order holding that our products do not literally infringe Aclara's patent, but allowing the suit to proceed on the issue of whether our products infringe under a legal theory known as the doctrine of equivalents and whether the patent is valid and enforceable. This action subjects us to potential liability for damages, including treble damages, and could require us to cease making, using or selling the affected products, or to obtain a license in order to continue to manufacture, use or sell the affected products. While we believe we have meritorious defenses and counterclaims to this action, we cannot assure you that we will prevail in this action nor can we assure you that any license required would be made available on commercially acceptable terms, if at all. Even if we prevail in the current action, there can be no assurance that we will prevail again if Aclara appeals the case to a higher court. Furthermore, we have incurred and are likely to continue to incur substantial costs and expend substantial personnel time in defending against the claims filed by Aclara. Failure to successfully defend ourselves against the Aclara action could have a material adverse effect on our business, financial condition and operating results. For further information on the risks associated with this litigation see "Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Operating Results--We are involved in intellectual property litigation with Aclara Biosciences that may hurt our competitive position, may be costly to us and may prevent us from selling our products."


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

   Our initial public offering of common stock was effected in December 1999 and in which we sold 5,175,000 shares of our Common Stock.

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

   As of September 30, 2000, we had applied the estimated aggregated net proceeds of $75.9 million from our initial public offering as follows:

Temporary investments:                      $45.6 million
Working capital:                            $26.7 million
Capital expenditures:                       $ 2.4 million
Repayment of indebtedness:                  $ 1.2 million


   The foregoing amounts represent our best estimate of our use of proceeds for the period indicated. No such payments were made to our directors or officers or their associates, holders of 10% or more of any class of our equity securities or to our affiliates, other than payments to officers for salaries in the ordinary course of business.

   On August 30, 2000, we sold 2,300,000 shares of common stock at a price per share of $48.00 to 41 institutional accredited investors in a private placement, raising aggregate gross proceeds of $110.4 million, before payment of placement fees and estimated expenses. CIBC World Markets Corp., FleetBoston Robertson Stephens, Inc., Chase Securities Inc. and Gruntal & Co. LLC acted as placement agents for the private placement and received an aggregated of $5.5 million in placement fees. The shares of common stock were issued in reliance upon Rule 506 of Regulation D under the Securities Act of 1933, as amended.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

   None



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None


ITEM 5.  OTHER INFORMATION

   None



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 (a)  Exhibits



      EXHIBIT
       NUMBER                       DESCRIPTION OF DOCUMENT
     ---------                      -----------------------
      3.1(1)     Amended and Restated Certificate of Incorporation of Caliper.
      3.2(2)     Bylaws of Caliper.
      4.1        Reference is made to Exhibits 3.1 and 3.2.
      4.2(3)     Specimen Stock Certificate.
     10.27(4)    Lease Agreement, dated June 23, 2000 and effective July 5,
                 2000, between Caliper and Martin CBP Associates, L.P.
     10.28(4)    Promissory Note, dated July 17, 2000, between Caliper and
                 Daniel L. Kisner, M.D.
     27.1        Financial Data Schedule.


(1) Previously filed as Exhibit 3.3 to our Registration Statement on Form S-1, Registration No. 333-88827.

(2) Previously filed as Exhibit 3.4 to our Registration Statement on Form S-1, Registration No. 333-88827.

(3) Previously filed as the like-numbered Exhibit to our Registration Statement on Form S-1, Registration No. 333-88827.

(4) Previously filed as the like-numbered Exhibit to our Registration Statement on Form S-1, Registration No. 333-45942.

(b)  Reports on Form 8-K

        We filed a Current Report on Form 8-K dated August 30, 2000 on August 31, 2000, which disclosed that we completed a private placement of 2,300,000 shares of our common stock to selected accredited institutional investors, raising an aggregate gross proceeds of $110.4 million before payment of placement agent fees and other expenses.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 14, 2000                  CALIPER TECHNOLOGIES CORP.

                                   By: /s/ JAMES L. KNIGHTON
                                       ----------------------------------
                                          James L. Knighton
                                          Chief Financial Officer
                                          (Principal Financial Officer)

                                   By: /s/ ANTHONY HENDRICKSON
                                       ----------------------------------
                                           Anthony Hendrickson
                                           Corporate Controller
                                           (Principal Accounting Officer)

EXHIBIT INDEX


      3.1(1)     Amended and Restated Certificate of Incorporation of Caliper.
      3.2(2)     Bylaws of Caliper.
      4.1        Reference is made to Exhibits 3.1 and 3.2.
      4.2(3)     Specimen Stock Certificate.
     10.27(4)    Lease Agreement, dated June 23, 2000 and effective July 5,
                 2000, between Caliper and Martin CBP Associates, L.P.
     10.28(4)    Promissory Note, dated July 17, 2000, between Caliper and
                 Daniel L. Kisner, M.D.
     27.1        Financial Data Schedule.


------------------

(1) Previously filed as Exhibit 3.3 to our Registration Statement on Form S-1, Registration No. 333-88827.


(2) Previously filed as Exhibit 3.4 to our Registration Statement on Form S-1, Registration No. 333-88827.

(3) Previously filed as the like-numbered Exhibit to our Registration Statement on Form S-1, Registration No. 333-88827.

(4) Previously filed as the like-numbered Exhibit to our Registration Statement on Form S-1, Registration No. 333-45942.