Form 10-K
period 2000-12-31
CALIPER TECHNOLOGIES CORP
filed 2001-03-16
CIK 1014672

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

(MARK ONE)

     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Based on the closing sale price of common stock on the Nasdaq National Market on February 15, 2001 the aggregate market value of the voting stock held by non-affiliates of the registrant was $603,417,389. Excludes an aggregate of 5,108,838 shares of common stock held by officers and directors and by each person known by the registrant to own 5% or more of the outstanding common stock. Exclusion of shares held by any of these persons should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

     The number of shares outstanding of Registrant's common stock, $0.001 par value was 23,855,786 at February 15, 2001.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain information in Part III of this Annual Report on Form 10-K is incorporated by reference to the Proxy Statement for the registrant's 2001 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           CALIPER TECHNOLOGIES CORP.

                                   FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................    1
Item 2.   Properties..................................................   14
Item 3.   Legal Proceedings...........................................   14
Item 4.   Submission of Matters to a Vote of Security Holders.........   15

                                  PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................   16
Item 6.   Selected Financial Data.....................................   17
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   19
Item 7A.  Quantitative and Qualitative Disclosures about Market
          Risk........................................................   30
Item 8.   Financial Statements and Supplementary Data.................   31
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial
          Disclosure..................................................   31

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   32
Item 11.  Executive Compensation......................................   32
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   32
Item 13.  Certain Relationships and Related Transactions..............   32

                                  PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................   32
Signatures............................................................   35
Financial Statements..................................................  F-1

     This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Act of 1934. These statements relate to future events or our future financial performance. We have attempted to identify forward-looking statements by terminology including "anticipates," "believes," "can," "continue," "could," "estimates," "expects," "intends," "may," "plans," "potential," "predicts," "should" or "will" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined under "Factors Affecting Operating Results" contained in "Part II -- Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements.

     Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our expectations are as of the date we file this Form 10-K, and we do not intend to update any of the forward-looking statements after the date we file this Annual Report on Form 10-K to conform these statements to actual results, unless required by law.

     LabChip, the LabChip logo, Caliper and the Caliper logo are registered trademarks of Caliper. We have applied for registration for the LibraryCard trademark.

                                     PART 1

ITEM 1. BUSINESS

OVERVIEW

     We are a leader in lab-on-a-chip technologies. We believe our LabChip systems can assemble the power and reduce the size of entire laboratories full of equipment and people. Our LabChip systems miniaturize, integrate and automate many laboratory processes, and put them on a chip that can fit in the palm of a child's hand. Each chip contains a network of microscopic channels through which fluids and chemicals are moved, using electricity or pressure, in order to perform experiments. The chips are the key components of our LabChip systems, which also include reagents as well as instruments and software that together control and read the chips. We believe our LabChip systems have the potential to revolutionize experimentation in a wide range of industries by enabling individuals and organizations to perform laboratory experiments at a speed, cost and scale previously unattainable. Our initial commercialization focus is the pharmaceutical industry, where there is an urgent need to improve the efficiency and reduce the cost of drug discovery and development. Future target industries potentially include agriculture, clinical diagnostics, chemicals and consumer products. We believe that we are the first company to sell and deliver lab-on-a-chip products to customers. During 1999 we introduced our first two LabChip systems, a personal laboratory system and a high throughput system. In March 2000, we recognized revenue from our first multi-capillary sipper chip system, and Millennium Pharmaceuticals joined our Technology Access Program, becoming our fourth Technology Access Program customer, and our joint applications development program, which was formalized later in the year as our Applications Developer Program. In May 2000, we introduced the DNA 500 LabChip kit for the automated sizing and analysis of small DNA fragments. In August 2000, we introduced the Protein 200 LabChip kit for the automated sizing and analysis of protein samples. In September 2000, we introduced the Automated Microfluidics System 90 to perform automated high throughput nucleic acid analysis. In December 2000, GlaxoSmithKline became our second Applications Developer Program customer, with the goal of developing new applications in synthetic chemistry using our LabChip technology.

OUR LABCHIP SYSTEMS

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

PRODUCTS AND SERVICES

     We have developed three types of LabChip systems, based on distinct chip formats: personal laboratory systems, high throughput systems, and application development systems. Our personal laboratory systems use chips with reservoirs for the various chemical reagents, which the user introduces manually. Our high throughput systems use our sipper chip systems that have a short tube, or capillary, that draws nanoliter volumes of reagents into the chip. Our application development system is a microscope-based instrument that uses planar chips capable of performing many different analytical experiments, also known as assays, and analyses.

  Personal Laboratory Systems

--------------------------------------------------------------------------------------------
PRODUCT                             DESCRIPTION                         STATUS
--------------------------------------------------------------------------------------------
     Agilent 2100 Bioanalyzer       Desktop LabChip instrument and      Marketed by Agilent
                                    software
--------------------------------------------------------------------------------------------
     DNA 12000 LabChip Kit          Chips and reagents for analyzing    Marketed by Agilent
                                    large DNA Fragments
--------------------------------------------------------------------------------------------
     DNA 7500 LabChip Kit           Chips and reagents for analyzing    Marketed by Agilent
                                    small DNA Fragments
--------------------------------------------------------------------------------------------
     DNA 500 LabChip Kit            Chips and reagents for analyzing    Marketed by Agilent
                                    small DNA fragments
--------------------------------------------------------------------------------------------
     Protein 200 LabChip Kit        Chips and reagents for analyzing    Marketed by Agilent
                                    protein samples
--------------------------------------------------------------------------------------------
     RNA 6000 LabChip Kit           Chips and reagents for analyzing    Marketed by Agilent
                                    RNA samples
--------------------------------------------------------------------------------------------
     New LabChip Kits               A series of kits containing chips   In development
                                    and reagents for applications in
                                    molecular and cell biology

--------------------------------------------------------------------------------

     Agilent 2100 Bioanalyzer System. Our first personal laboratory system is based on the Agilent 2100 Bioanalyzer, a desktop instrument designed to perform a wide range of everyday scientific applications using a menu of different LabChip kits. Each kit contains a chip and reagents designed specifically for the application. This LabChip system brings the benefits of miniaturized, integrated and automated experimentation to the researcher's desktop. Agilent launched this product in September 1999.

     Agilent is selling the Agilent 2100 Bioanalyzer with a menu of three LabChip kits for DNA sizing and concentration analysis, one for RNA sizing and concentration analysis, and one for protein sample sizing and concentration analysis. For these applications, we believe the system's principal advantages are that it:

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

     We are developing additional applications, for example, to analyze cells, as well as additional applications involving DNA, RNA and protein analysis. We believe that the protein and cell applications on the Agilent 2100 Bioanalyzer may be particularly attractive to researchers in those disciplines because their existing tools are generally less advanced than those available to genetic researchers.

  High Throughput Systems

     Our high throughput systems are being designed to perform thousands or tens of thousands of pharmaceutical experiments per day on each chip. The hardware platforms on which these systems run today include the Caliper 100, Caliper 110, and Caliper 220. We are also developing new instrument platforms that have the potential to offer customers greater functionality and flexibility for high throughput experimentation. We believe the principal advantages of Caliper's high throughput systems are that they:

     - reduce costly reagent consumption up to 100,000-fold

     - integrate multiple experimental functions

     - reduce the need for user intervention

     - produce higher data quality than conventional methods

     Caliper 100 System. We sell assay development equipment, to our Technology Access Program customers for use with the Caliper high throughput screening systems. Using the Caliper 100, our customers can modify experimental conditions used with our standard assay chips for each new pharmaceutical target. This process is comparable to current assay development procedures, which typically take one to three months to complete. In fact, we believe that the development process will likely be accelerated and improved using chip-based systems.

     Caliper 110 Sipper System. The Caliper 110 uses chips with a single capillary. Like the Agilent 2100 Bioanalyzer, the Caliper 110 is designed to perform a wide range of experiments using a menu of different chips. We currently offer four types of chips used for performing drug screening experiments for several classes of enzymes and cell lines. High throughput enzyme and cell-based experiments are among the most common assays used in primary drug screening. Some of the reagents used in these experiments are expensive and it can take months to produce them in the quantities required for conventional screening systems. We expect to add several more types of chips, enabling our Technology Access Program customers to use the Caliper 110 for a significant percentage of the types of experiments they run. Another important advantage of the Caliper 110 is that it can be used not only for primary screening but also for lead optimization. Furthermore, the Caliper 110 is compact and could be placed in locations outside the centralized screening group, allowing for more efficient drug development efforts.

     Caliper 220 Ultra High Throughput System. We increase throughput by increasing the number of channels and capillaries on each chip. We have introduced systems with four sippers that run on the Caliper 220 and that are designed to perform approximately 40,000 experiments per day, per chip. Our throughput goal is to offer systems that can perform more than 100,000 experiments per day. Toward that end, we intend to introduce chips with twelve capillaries per chip and to enable customers to effectively utilize multiple instruments by providing integrated plate handling capabilities. We have delivered a Caliper 220 ultra high throughput instrument to our Technology Access Program customers.

     We sell our current high throughput systems to Technology Access Program customers and provide training and support. We also develop initial assays for them and offer some level of customization in order to integrate our systems most effectively into each customer's production processes.

     Automated Microfluidics System 90 System. The Automated Microfluidics System 90, or AMS 90, is designed to meet the needs of microarray and cloning laboratories that analyze hundreds of samples per day.

The initial application will perform DNA fragment sizing, separation and quantitation analyses. The AMS 90 was introduced in the third quarter of 2000, and we shipped instruments to customers in the first quarter of 2001. Through a collaboration with Structural GenomiX, we intend to develop a protein analysis application for the AMS 90. We believe this application will be commercially available in the second half of 2001.

  Application Development Systems
        ------------------------------------------------------------------------

        PRODUCT                      DESCRIPTION                    STATUS
-----------------------
 Caliper 42 Instrument   Workstation for creating and using    In development
                         microfluidic applications
-----------------------
 Standard Chip Set       Planar chips for testing new assays,  In development
                         gaining microfluidic proficiency
-----------------------
 Custom Chips            Chips designed specifically to meet   In development
                         customer needs
-----------------------

     The newly-created Applications Developer Program, enables customers to develop proficiency in fundamental microfluidics and to develop novel chip-based microfluidic applications using our proprietary LabChip technology. Customers that participate in the Applications Developer Program purchase instruments, the Caliper 42 applications development workstation, chips and Caliper know-how to develop new microfluidic applications. We believe that this new initiative will help to create new applications and new markets for our LabChip technology.

  Services

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

COMMERCIALIZATION

     We currently are selling our first personal laboratory system, the Agilent 2100 Bioanalyzer system, through our collaboration with Agilent. We are directly selling our high throughput systems for drug screening through our Technology Access Program and we also directly sell the AMS 90. We are also providing high throughput screening services through our Value Added Screening Collaboration program. In addition, through our Applications Developer Program, we intend to directly sell instrumentation and custom chip design service that will enable customers to develop their own applications. Three of our Technology Access Program customers, Amgen, Eli Lilly and Millennium, and our commercial partner, Agilent, each accounted for in excess of 10% of our revenue in the year ended December 31, 2000. Agilent alone accounted for 45% of our revenue in this period, and the three Technology Access Program customers collectively accounted for 45% of our revenue in the year ended December 31, 2000.

  Strategic Alliance with Agilent

     We have established a broad relationship with Agilent to create a line of commercial research products based on our LabChip technologies. This relationship provides us with the scale and expertise of a leading analytical instrumentation company to bring these novel products to market. When this relationship was established in May 1998, Agilent and Caliper publicly stated their intention to invest over $100 million collectively to create and commercialize this line of products over the ensuing five years. In September 1999,

Agilent introduced the Agilent 2100 Bioanalyzer with three different LabChip kits, our first LabChip products under this agreement. In May 2000, we introduced the DNA 500 LabChip kit for the automated analysis of DNA fragments to determine their size and concentration. In August 2000, we introduced the Protein 200 LabChip kit for the automated sizing and analysis of protein samples.

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

  Technology Access Program

     Our Technology Access Program is initially focused on high throughput systems for drug screening. In this program, we work directly with pharmaceutical company customers during the product development process to create successive generations of products. We provide Technology Access Program customers with access to existing technology, a multi-year subscription for technology developed during the subscription period, development and support services and access to prototype LabChip systems developed during the subscription period. By working closely with these customers, we focus our technology and product development efforts where we believe they can have maximum impact for the pharmaceutical marketplace.

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

     We currently have four Technology Access Program customers for our high throughput screening systems: Millennium Pharmaceuticals, Eli Lilly, Amgen and Hoffmann-La Roche. Our agreements with these customers generally contain the terms described above. Key terms unique to each agreement are described below.

     Millennium Pharmaceuticals. We announced the formation of a broad technology access and application development collaboration with Millennium Pharmaceuticals in March 2000 based on our LabChip microfluidic high throughout technology platform. The collaboration provides for Millennium to subscribe to our Technology Access Program as well as for joint investment in and development of novel LabChip applications focused on genomics and other areas of mutual interest. The term is two years with an option to renew in the third year. Millennium, a leading drug discovery and development company, employs large-scale genetics, genomics, high throughput screening and informatics in an integrated science and technology platform. This collaboration has the potential to lead to the development of new LabChip applications in genomics and other areas that can be of high value to Millennium and, at the same time, enable us to make these applications available to other customers of our high throughput systems.

     Eli Lilly. We signed a technology access agreement with Eli Lilly in August 1999. The term is three years, although Eli Lilly may temporarily suspend its Technology Access Program participation and later reinitiate participation, during which time our support and assistance obligations will also be suspended. Under this agreement our obligations include support for assay development for targets, training for Eli Lilly personnel, and support for custom development projects. Eli Lilly may terminate the agreement on any anniversary.

     Amgen. We entered into a technology access agreement with Amgen in December 1998. The term of this agreement is three years, although Amgen may terminate the agreement on any anniversary.

     Hoffmann-La Roche. We entered into a technology access agreement with Roche in November 1998, which concluded in July 2000. This agreement may be extended by mutual consent and discussions are currently underway concerning an extension of the agreement. This agreement superseded an earlier agreement under which Roche funded early development of the high throughput screening technology in exchange for exclusive rights to an ultra high throughput screening system. Under this agreement Roche had non-exclusive rights similar to other Technology Access Program customers. We did not receive an up-front license fee or annual subscription fee from Roche.

  Value Added Screening Collaboration Program

     In our Value Added Screening Collaboration program we offer high throughput screening services using our LabChip systems. This can enable companies that may not choose to participate in our Technology Access Program to take advantage of our high throughput systems. Our first Value Added Screening Collaboration agreement was established with Neurocrine Biosciences in December 1998. We receive screening fees based on the amount of data generated, preclinical milestones and royalties on Neurocrine products emerging from the collaboration. This agreement has a three-year term, but may be terminated by either party under limited circumstances after the first year. In August 2000, we announced that SUGEN, a wholly-owned subsidiary of Pharmacia Corporation and leader in transduction research, became our second screening customer. Using SUGEN's compound library and target, we completed a screen and identified which of the compounds have potential for development as drug candidates.

  Automated Microfluidics Systems 90

     We began shipping the AMS 90 to customers in the first quarter of 2001. We sell proprietary reagents and chips required for operation of the AMS 90 directly to customers as well as support services. Assays for high-throughput DNA analysis are currently available and we intend to introduce additional assays in the second half of 2001.

  Applications Developer Program

     The Applications Developer Program is the first formal program to implement our strategy of distributed applications development. The Applications Developer Program is designed to enable customers to establish their own in-house microfludics research programs using our LabChip technology and developmental tool set. Participation in the Applications Developer Program involves the purchase of instrumentation, training in microfluidics, custom-chip design services and a supply of both standard and custom microfluidic chips. During participation in the Applications Developer Program, customers identify an assay to address their specific needs and we customdesign a chip to perform that assay. We intend to provide the training and support to customers to help them develop sufficient microfluidic expertise to use the instrumentation and chips efficiently. We also intend to assist customers who wish to commercialize the resulting custom chip by facilitating the development of instrumentation and supply any necessary chips to fully enable the customer to develop and commercialize entirely new LabChip systems.

     We and GlaxoSmithKline announced the formation of a collaboration under our Applications Developer Program to jointly develop new applications in snythetic chemistry using our LabChip microfluidic technology. Together, we will focus on exploiting our microfluidic solutions with GlaxoSmithKline's innovative approach to medicinal chemistry and lead discovery. The goal of the collaboration is to create novel tools and methods for performing chemical synthesis in a microfluidic chip. The term of the collaboration is one year, with the ability to renew annually. We possess the right to commercialize any chip products resulting from the collaboration.

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

     We currently make two basic chip formats. In our planar chips, such as those used in the Agilent 2100 Bioanalyzer, the user introduces all of the chemical reagents into the reservoirs, including the various samples to be tested, using pipettes. In our Sipper chip devices, such as those used in the Caliper 110 and Caliper 220, a small tube, or capillary, inserted into the chip draws a few nanoliters of each sample into the channel network. In this way, minute quantities of a large number of samples can be tested in a single chip. The samples are introduced into the capillary one after the other, spaced by buffer solution. They proceed through the channel network in a continuous flow, assembly-line fashion to perform a complete experiment. We have an issued U.S. patent claiming this assay technique.

  Microfluidics

     In our LabChip systems the movement of minute quantities of fluids, or "microfluidics," is actively controlled by computer programs. We use two different methods of generating fluid motion in microchannels: electrokinetics and pressure.

     Electrokinetic flow is generated when electrodes attached to computer-driven power supplies are placed in the reservoirs at each end of a channel and activated to generate electrical current through the channel. Under these conditions, fluids of the appropriate type will move by a process known as "electro-osmosis." Typical flow rates within the channel are about a millimeter per second and the flow rate can be controlled with a high degree of precision. Programs can then be written to generate highly specific and complex networks of flow. One key to designing complex systems is controlling and directing the flow at intersections. Fundamental techniques for accomplishing this were invented by Dr. J. Michael Ramsey, one of our co-founders and a Scientific Advisor , and are covered by a series of issued and pending U.S. patent applications. We hold an exclusive license to these patents for most applications and a non-exclusive license for remaining applications.

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

     LibraryCard System. We are developing a new format for storing and accessing reagents, which we call the LibraryCard reagent array. We have learned how to reconstitute very small quantities of dried reagents stored at high density on a planar surface. We can conveniently access reagents stored in this way using our Sipper chips. The LibraryCard reagent array could produce a fundamental change in the way large libraries of reagents are used. Today, these libraries are only accessible in centralized reference-style laboratories that are set up to work with automated warehouses of reagents. When libraries can be reduced to the size of a postcard, high throughput experimentation involving massive data acquisition can be decentralized. We believe that this will increase the size of the market for applications that run on this type of system. We believe this type of system could significantly impact several stages of the pharmaceutical development process, particularly primary screening and pharmacogenetic studies. We made progress in key areas of development of the LibraryCard system in 2000 and our goal is to have a prototype system available in late 2001.

     SNP Genotyping. Genotyping is the determination of the DNA sequence variation present at a particular site in an individual's DNA. One type of these variations, called single nucleotide polymorphisms or "SNPs," are believed to be important determinants of disease. Like all experimentation processes, these applications are a combination of various fluid manipulations, biochemical reactions, molecular separations and detection. We believe the processes required for SNP analysis can be performed on the same basic high throughput platform we have built for other applications. We are developing an integrated SNP genotyping application that is designed to perform the steps of reagent assembly, amplification and genotyping in rapid, serial fashion inside the channels of a microfluidic chip. We believe that our SNP genotyping systems will offer the advantages of nanoliter-scale processing of valuable reagents, automated reagent assembly and computer-controlled heating and mixing for high quality data production. In 2000, we made progress in developing our SNP genotyping application by demonstrating serial amplification of nanoliter-size fluid plugs. Our goal is to have a prototype system available in late 2001. This program had its origins in a 1999 project funded in part by the Advanced Technology Program of the National Institute of Standards and Technology, to adapt the platform and develop chips to run high throughput nucleic acids analyses.

     Our research and development expenses for the years ended 2000, 1999, and 1998 were approximately $36.0, $18.4 million, and $9.6 million, respectively. We expect research and development spending to continue to increase in proportion to our revenue growth over the next several years as we expand our research and product development efforts. As of December 31, 2000, we had 111 employees engaged in research and development, including 70 with advanced degrees.

MANUFACTURING

     We manufacture our chips in-house and are currently manufacturing high throughput instruments in limited volumes. In the fourth quarter of year 2000, we received a recommendation from Underwriters Laboratories for ISO 9001 certification for the manufacture of our chips and reagents. ISO, the International Standards Organization, sets international standards for quality in product manufacturing and production. We rely upon Agilent to manufacture the Agilent 2100 Bioanalyzer. Our high throughput instruments are generally integrated with plate stacking and handling units offered commercially by other companies. We contract with third parties to supply most reagents for the research products business. We currently depend on suppliers to supply prepared materials for use in the manufacture of chips. We intend to continue and may extend the subcontracting of portions of our manufacturing processes to subcontractors where we feel it best leverages the supplier's manufacturing experience, costs, and/or improves our ability to meet customer demands. For a discussion of the methods we use to manufacture our chips see "-- Technology" and "-- Research and Development."

COMPETITION

     Although we believe that we are currently the only company selling and delivering lab-on-a-chip products to customers, we expect to encounter intense competition from a number of companies that offer products for laboratory experimentation. We anticipate that our competitors will come primarily from the following two sectors:

     - companies providing conventional products based on established technologies

     - companies developing their own microfluidics or lab-on-a-chip technologies

     In order to compete against vendors of conventional products, we will need to demonstrate the advantages of our LabChip products over alternative well-established technologies and products. We will also need to demonstrate the potential economic value of our LabChip products relative to these conventional technologies and products. Some of the companies that provide these products include the Applied Biosystems division of Applera (formerly PE Corporation), Agilent, Beckman-Coulter, Amersham Pharmacia Biotech, Bio-Rad Laboratories, and Molecular Devices.

     We will also need to compete effectively with companies developing their own microfluidics or lab-on-a-chip technologies and products, such as Aclara Biosciences and Orchid Biosciences. Other companies known to have initiated microfluidic programs include Motorola, 3M, Applera, Amersham Pharmacia Biotech and Cepheid. Microfluidic technologies have undergone and are expected to continue to undergo rapid and significant change. Our future success will depend in large part on our ability to establish and maintain a competitive position in these and future technologies which we may not be able to do. Rapid technological development may result in our products or technologies becoming obsolete. Products offered by us could be made obsolete either by less expensive or more effective products based on similar or other technologies.

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

INTELLECTUAL PROPERTY

     We seek patent protection on our lab-on-a-chip technologies. As of March 1, 2001, we owned or held licenses to 77 issued U.S. patents and 167 pending U.S. patent applications, some of which derive from a common parent application. The issued U.S. patents expire between 2012 and 2019. Foreign counterparts of many of these patents and applications have been filed and/or issued in one or more other countries, resulting in a total of more than 487 issued patents and pending patent applications in the United States and foreign countries. These patents and applications are directed to various technological areas which we believe are valuable to our business, including:

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

EMPLOYEES

     As of December 31, 2000, we had a total of 185 employees, including 111 in research and development, 42 in manufacturing and 32 in administration and finance. None of our employees is represented by a collective bargaining agreement, nor have we experienced any work stoppage. We consider our relations with our employees to be good.

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

     James L. Knighton, has served as our Chief Financial Officer since September 1999. From October 1998 to September 1999, Mr. Knighton served as Senior Vice President and Chief Financial Officer of SUGEN, Inc., a biotechnology company. From July 1997 to October 1998, Mr. Knighton served as Vice President of Investor Relations and Corporate Communications at Chiron Corporation, a biotechnology company. From 1985 to 1994, Mr. Knighton served in various operations, planning and R&D functions at E. I. DuPont de Nemours Inc., a global, diversified chemical and life science company. Mr. Knighton holds a B.S. in Biology from the University of Notre Dame, an M.S. in Genetics from the University of Pennsylvania and an M.B.A. from the Wharton School at the University of Pennsylvania.

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

     J. Wallace Parce, Ph.D., co-founded Caliper and has served as our Vice President of Research since October 1995. Prior to joining Caliper, Dr. Parce spent 12 years with Molecular Devices Corporation as a founder, consultant, Director of Research and Vice President of Research. From 1980 until 1984 he was an Assistant Professor in the Department of Biochemistry at Wake Forest University, from 1982 until 1987 an associate in the Department of Microbiology and Immunology, and from 1984 until 1987, an Associate

Professor of Biochemistry. Dr. Parce holds a B.A. in Chemistry from Western Maryland College in 1972 and a Ph.D. in Biochemistry from Wake Forest University in 1976. From 1976 until 1980 Dr. Parce was a Post Doctoral Fellow in Chemistry at Stanford University.

     E. William Radany, Ph.D., has served as our Vice President of Drug Discovery Programs since December 1999. From June 1997 to December 1999, Dr. Radany was Vice President, General Manager of the Discovery Systems Business for Stratagene, a biotechnology company responsible for research and development, tactical and strategic marketing and business development. From August 1996 to February 1997, Dr. Radany was President of the North American Subsidiary of Biacore A.B., a biotechnology company responsible for microfluidic instrumentation. From January 1993 to August 1996, Dr. Radany held various positions at Pharmacia Biosensor, most recently as Vice President of Sales and Marketing for Region I. Dr. Radany holds a B.S. in Cell Biology from Colorado State University and a Ph.D. in Biochemistry and Physiology from the University of Wyoming.

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

     Anthony T. Hendrickson, has served as our Corporate Controller since April 2000. From April 1997 to April 2000, Mr. Hendrickson was the Corporate Controller and Chief Accounting Officer for Sequus Pharmaceuticals, Inc., a biotechnology company. From April 1995 to March 1997, Mr. Hendrickson was the Director of Finance and Administration of a U.S. operating division of Lanier Worldwide, Inc. that specialized in electronic imaging. From 1993 to April 1995, Mr. Hendrickson was a Senior Manager for KPMG LLP, a public accounting firm. Mr. Hendrickson is a Certified Public Accountant and holds a B.A. in Accounting and Finance from the University of Cincinnati and an M.B.A. from The Ohio State University.

ITEM 2. PROPERTIES

     Our principal research and development, manufacturing and administrative facilities are currently located in approximately 82,000 square feet of leased space in Mountain View, California. The lease for this space will expire in 2008. We believe that our current facilities are adequate for our needs through the first quarter of 2002, and we are currently assessing the need for additional facilities to meet our future needs. If we are unable to locate additional facilities, we will be required to delay our planned expansion. Any facilities that we are able to locate and lease may be on terms that are expensive to us, especially since we are located in the Silicon Valley in California where such facilities are in short supply and lease rates are high.

ITEM 3. LEGAL PROCEEDINGS

     On March 22, 1999, we filed a lawsuit in California Superior Court for the County of Santa Clara (Case No. CV 780743), against Aclara Biosciences Inc., a patent attorney named Bertram Rowland and the law firm of Flehr, Hohbach, Test, Albritton and Herbert LLP, alleging that all three defendants misappropriated our trade secrets relating to our business plans, patents and intellectual property strategy. The suit also alleges that Dr. Rowland and Flehr Hohbach committed a breach of the duties they owed to us as our former attorneys. The suit seeks damages and equitable remedies to prevent Aclara, Dr. Rowland and Flehr Hohbach from benefiting from the alleged misappropriation and breach of duties. On September 14, 2000, we reached a settlement agreement with Dr. Rowland and Flehr Hohbach in the case pending in Santa Clara County. The settlement provided Caliper with a $12.0 million cash payment by Dr. Rowland and Flehr Hohbach, as well as other terms. This settlement has no effect on Caliper's lawsuits with Aclara. In this same case, on October 27, 2000, the jury returned a verdict in favor of Caliper and against Aclara on Caliper's claims for misappropriation of trade secrets and conversion of property. The jury awarded Caliper $52.6 million for damages to Caliper and unjust enrichment to Aclara, which the court reduced to $35.6 million.

     On January 12, 2000, we filed a lawsuit in the United States District Court for the Northern District of California against Aclara (Case No. C-00-0145CRB(JCS)) alleging that Aclara is infringing four U.S. patents that have been licensed to us by Lockheed Martin Energy Research Corporation, which operates the Department of Energy's Oak Ridge National Laboratory where the inventions were made. These patents cover technology for controlling the flow of materials in microfluidic chips, as well as devices, systems and applications that make use of this technology. We subsequently amended this complaint to add a fifth, related patent. Aclara counterclaimed for a declaratory judgment that the patents in this suit are invalid, unenforceable and are not infringed by Aclara.

     On April 23, 1999, Aclara Biosciences filed a lawsuit in United States District Court for the Northern District of California (Case No. C-99-1968BZ) alleging that we are making, using, selling or offering for sale microfluidic devices that infringe United States Patent Number 5,750,015 in willful disregard of Aclara's patent rights. This patent concerns methods and devices for moving molecules by the application of electrical fields. The Aclara action seeks damages for past and future reduced sales or lost profits based upon our alleged fabrication, use, sale or offer for sale of allegedly infringing products and processes, and seeks to enjoin our continued activities relating to these products. We counterclaimed for a declaratory judgment of noninfringement, invalidity and unenforceability of all claims of the Aclara patent. On July 19, 2000, the federal judge in this action issued an order finding that eight of the eleven claims asserted against us are invalid, and interpreting the remaining asserted claims. On October 27, 2000, the federal judge issued a second order holding that our products do not literally infringe Aclara's patent, but allowing the suit to proceed on the issue of whether our products infringe under a legal theory known as the doctrine of equivalents and whether the patent is valid and enforceable.

     On January 7, 2001, we announced that we had reached a comprehensive settlement agreement with Aclara Biosciences on all pending litigation between the two companies. Under the terms of the settlement both companies agreed to dismiss all suits and countersuits in the federal and state court actions and to cross-license selected patents. The settlement provides us with freedom to operate under Aclara's '022 family of patents, which includes the '015 and other patents, for our glass chips and related instruments through a fully paid, royalty-free license. Under the terms of the agreement, Aclara will also pay us $37.5 million over the next three years in a combination of stock, cash, and committed minimum royalties. We have agreed to license to Aclara the "Ramsey" family of patents for use with Aclara's polymer chips and related instruments in exchange for license fees and royalties. The two companies have also agreed to an alternative dispute resolution procedure for handling potential future patent disagreements out of court.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of our Security holders during the quarter ended December 31, 2000.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

MARKET FOR REGISTRANT'S COMMON EQUITY

     Our common stock has been quoted on the Nasdaq National Market under the symbol "CALP" since our initial public offering in December 1999. Prior to this time, there was no public market for our common stock. The following table shows the high and low sale prices per share of our common stock as reported on the Nasdaq National Market for the periods indicated:

                                                             HIGH       LOW
                                                            -------    ------
FISCAL 2000:
  First Quarter...........................................  $202.00    $47.00
  Second Quarter..........................................  $ 79.69    $22.50
  Third Quarter...........................................  $ 68.50    $40.00
  Fourth Quarter..........................................  $ 71.63    $38.50
FISCAL 1999:
  Fourth Quarter..........................................  $ 73.00    $27.81

     As of December 31, 2000, there were approximately 241 holders of record of our common stock. We have never declared or paid any dividends on our capital stock. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

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

     As of December 31, 2000, we had applied the estimated aggregated net proceeds of $75.9 million from our initial public offering as follows:

Temporary investments..................................  $27.5 million
Working capital........................................  $40.9 million
Capital expenditures...................................  $ 5.8 million
Repayment of indebtedness..............................  $ 1.7 million

     The foregoing amounts represent our best estimate of our use of proceeds for the period indicated. No such payments were made to our directors or officers or their associates, holders of 10% or more of any class of our equity securities or to our affiliates, other than payments to officers for salaries in the ordinary course of business.

ITEM 6. SELECTED FINANCIAL DATA

     The statements of operations data for each of the years ended December 31, 1998, 1999 and 2000, and the balance sheet data as of December 31, 1999 and 2000, have been derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K which have been audited by Ernst & Young LLP, independent auditors. The statements of operations data for the years ended December 31, 1996, and 1997, and the balance sheet data as of December 31, 1996, 1997, and 1998 have been derived from our audited financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of results to be expected for any future period. The data presented below have been derived from financial statements that have been prepared in accordance with generally accepted accounting principles and should be read with our financial statements, including the notes, and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K.

                                                              YEAR ENDED DECEMBER 31,
                                                 -------------------------------------------------
                                                   2000       1999      1998      1997      1996
                                                 --------   --------   -------   -------   -------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENTS OF OPERATIONS DATA:
Revenue........................................  $ 18,564   $ 12,087   $ 8,155   $ 2,266   $   132
Costs and expenses:
  Research and development.....................    35,997     18,415     9,584     7,200     2,734
  General and administrative...................     9,787      5,312     2,932     2,478     1,240
  Amortization of deferred stock
     compensation(1)...........................     4,545      3,885        --        --        --
  Acquired in-process research and
     development...............................        --         --        --        --       978
                                                 --------   --------   -------   -------   -------
          Total costs and expenses.............    50,329     27,612    12,516     9,678     4,952
                                                 --------   --------   -------   -------   -------
Operating loss.................................   (31,765)   (15,525)   (4,361)   (7,412)   (4,820)
Interest income, net...........................     7,468      1,152     1,386     1,131       110
Litigation settlement and reimbursement........    13,274         --        --        --        --
                                                 --------   --------   -------   -------   -------
Loss before cumulative effect of a change in
  accounting principle.........................   (11,023)   (14,373)   (2,975)   (6,281)   (4,710)
Cumulative effect of a change in accounting
  principle....................................    (2,294)        --        --        --        --
                                                 --------   --------   -------   -------   -------
Net loss.......................................   (13,317)   (14,373)   (2,975)   (6,281)   (4,710)
Accretion on redeemable convertible preferred
  stock........................................        --     (2,328)   (2,174)   (1,470)     (262)
                                                 --------   --------   -------   -------   -------
Net loss attributable to common stockholders...  $(13,317)  $(16,701)  $(5,149)  $(7,751)  $(4,972)
                                                 ========   ========   =======   =======   =======
Net loss per common share, basic and diluted...  $  (0.61)  $  (4.56)  $ (2.39)  $ (4.38)  $ (3.90)
                                                 ========   ========   =======   =======   =======
Shares used in computing net loss per common
  share, basic and diluted.....................    21,853      3,663     2,157     1,768     1,274
Loss before cumulative effect of a change in
  accounting principle.........................  $  (0.50)  $  (0.92)
Cumulative effect of a change in accounting
  principle....................................  $  (0.11)        --
                                                 --------   --------
Net loss per share, basic and diluted..........  $  (0.61)  $  (0.92)
                                                 ========   ========
Pro forma amounts assuming the change in
  accounting principle are applied
  retroactively (unaudited):
Net loss.......................................  $(13,317)  $(14,267)
Net loss per share, basic and diluted..........  $  (0.61)  $  (0.92)
                                                 ========   ========
Shares used in computing pro forma net loss per
  share, basic and diluted (unaudited).........    21,853     15,578

                                                 2000       1999       1998       1997      1996
                                               --------   --------   --------   --------   -------
                                                                 (IN THOUSANDS)
BALANCE SHEET DATA:
Cash, cash equivalents and marketable
  securities.................................  $191,699   $100,216   $ 31,052   $ 26,549   $12,450
Working capital..............................   138,373     68,310     21,604     24,679    11,783
Total assets.................................   212,514    108,847     35,730     29,107    13,112
Long-term obligations, less current
  portion....................................     4,366      3,906      2,008      1,430       417
Redeemable convertible preferred stock.......        --         --     48,716     38,283    16,913
Total stockholders' equity (deficit).........   196,457     97,863    (17,654)   (12,665)   (4,986)

---------------

                                                                YEARS ENDED
                                                                DECEMBER 31,
                                                              ----------------
                                                               2000      1999
                                                              ------    ------
(1) Amortization of deferred stock compensation related to
  the following:
       Research and development.............................  $1,601    $1,094
       General and administrative...........................   2,944     2,791
                                                              ------    ------
          Total.............................................  $4,545    $3,885
                                                              ======    ======

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

     See Note 1 of notes to our financial statements for an explanation of the cumulative effect of a change in accounting principle related to revenue recognition.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read with "Selected Financial Data" and our financial statements and notes included elsewhere in this Annual Report on Form 10-K. The discussion in this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this Annual Report on Form 10-K should be read as applying to all related forward-looking statements wherever they appear in this Annual Report on Form 10-K. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to these differences include those discussed in "-- Factors Affecting Operating Results' below as well as those discussed elsewhere.

OVERVIEW

     We are a leader in lab-on-a-chip technologies that miniaturize, integrate and automate many laboratory processes. We develop, manufacture and sell our proprietary LabChip systems to pharmaceutical and other companies. We believe our LabChip systems have the potential to assemble the power and reduce the scale of entire laboratories full of equipment and people. From inception in July 1995 through September 2000, our operating activities were primarily devoted to research, development and commercialization of technologies involving the manipulation of very small amounts of fluid, which are referred to as "microfluidic technologies," and first-generation products such as the Agilent 2100 Bioanalyzer, LabChip kits and our high throughput systems, recruiting personnel, business development, raising capital and acquiring assets. In 1999, we recognized revenue from our first product sales when we sold initial versions of our high throughput system for drug screening to three of our Technology Access Program customers Amgen, Eli Lilly and Roche. In addition, in September 1999, Agilent Technologies, Inc., our commercial partner, introduced our first LabChip system for use by individual researchers. In March 2000, we recognized revenue from our first multi-capillary sipper chip system and Millennium Pharmaceuticals joined our Technology Access Program, becoming our fourth Technology Access Program customer, and also joined our joint applications development program, which was formalized later in the year as our Applications Developer Program. In May 2000, we introduced the DNA 500 LabChip kit for the automated analysis of small DNA fragments to determine their size and concentration. In August 2000, we introduced the Protein 200 LabChip kit for the automated sizing and analysis of protein samples. In September 2000, we introduced the Automated Microfluidics System 90 to perform automated high throughput nucleic acid analysis In December 2000, GlaxoSmithKline became our second Applications Developer Program customer, with the goal of developing new applications in synthetic chemistry using our LabChip technology.

     Since our inception, we have incurred significant losses and, as of December 31, 2000, we had an accumulated deficit of $48.4 million. Our losses have resulted principally from costs incurred in research and development, manufacturing scale-up, and from general and administrative costs associated with our operations. We expect to continue to incur substantial research and development, manufacturing scale-up, and general and administrative costs. As a result, we will need to generate significantly higher revenue to achieve profitability.

     Our revenue has been derived principally from contract revenue earned under our collaboration agreement with Agilent and from our Technology Access Program customers. To a lesser extent, we have derived revenue from the sale of products and government grants. Although we are developing and plan to introduce future products, we cannot assure you that we will be successful in these efforts. To date, we have generated a substantial portion of our revenue from a limited number of sources. Three of our Technology Access Program customers, Amgen, Eli Lilly and Millennium, and our commercial partner, Agilent, each accounted for in excess of 10% of our revenue in the year ended December 31, 2000. Agilent alone accounted for 45% of our revenue in this period, and the three Technology Access Program customers collectively accounted for 45% of our revenue in the year ended December 31, 2000. Agilent alone accounted for 50% of our revenue in the year ended December 31, 1999 and our two Technology Access Program customers, Amgen and Eli Lilly, collectively accounted for 38% of our revenue in this period. Roche and Agilent each accounted for 40% of our revenue in the year ended December 31, 1998, and Amgen accounted for 17% of our revenue in this period. Although we are seeking to expand our customer base, we cannot assure you that these efforts will be successful.

     Under our agreement, Agilent funds our research and development expenditures related to the collaboration, reimburses us for our costs of supplying chips and reagents to Agilent and pays us a share of the gross margin earned on all components of LabChip systems they sell. Revenue from development and support activities under our collaboration agreement is recorded in the period in which the costs are incurred. Direct costs associated with this contract are reported as research and development expense. Revenue related to the reimbursement of costs for the supply of chips and reagents to Agilent is recognized upon shipment. Our share of gross margin on components of the LabChip system sold by Agilent is recognized as revenue upon shipment to the end user. Agilent only began in late 1999 the marketing and sales efforts for the Agilent 2100 Bioanalyzer. Sales of new and innovative instrumentation such as the Agilent 2100 Bioanalyzer involve a long sales cycle, requiring customer training and demonstration periods. Sales of the Agilent 2100 Bioanalyzer increased during the course of 2000 indicating, we believe, a growing market acceptance of this technology.

     Under our Technology Access Program agreements, we recognize as revenue non-refundable license fees over the contract period, product sales upon the transfer of title to the customer, and development and support fees in the period in which the costs are incurred. Subscription fees and development and support fees may be received annually or quarterly in advance depending upon the terms of the agreement. Payments received in advance under all of these agreements are recorded as deferred revenue until earned. We have evaluated the applicability of SAB 101 to our existing Technology Access Program agreements. We have concluded that the approach described in SAB 101 is preferable and have changed our method of accounting effective January 1, 2000 to recognize such fees over the term of the related agreement. The cumulative effect of this change in accounting principle is approximately $2.3 million as of January 1, 2000 and has been recognized as a charge in the quarter ended March 31, 2000. The cumulative effect was recorded as deferred revenue and is being recognized as revenue over the remaining contractual terms of the Technology Access Program agreements. As of December 31, 2000, a total of $4.0 million of revenue was deferred. We expect to recognize this deferred revenue through the third quarter of year 2002.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2000 AND 1999

     Revenue. Revenue increased to $18.6 million in 2000 from $12.1 million in 1999. Of the $6.5 million increase, $2.4 million was derived from our collaboration with Agilent, which began in May 1998. With regard to our collaboration with Agilent, the increase in revenue was primarily attributed to product revenue resulting from increased volume and product offerings. The remaining increase was derived from our Technology Access Program customers, primarily from the addition of a new partner and the application of SAB 101, which contributed $1.3 million to revenue.

     Research and Development Expenses. Research and development expenses consist primarily of salaries and related personnel costs, fees paid to consultants and outside service providers for chip development, material costs for prototype and test units, legal expenses resulting from intellectual property prosecution and litigation, and other expenses related to the design, development, testing, and enhancement of our products. We expense our research and development costs as they are incurred. Research and development expenses increased to $36.0 million during 2000 from $18.4 million in 1999. The increase of $17.6 million was primarily attributable to continued growth of research and development activities, including $7.1 million related to increased personnel and services to support our Technology Access Program, partner collaboration and initial product launches, $6.3 million for costs related to intellectual property matters, primarily legal fees, $1.1 million for supplies required to assemble, build and test prototype LabChip systems and the remainder due to expansion in operating activities. We expect research and development spending to continue to increase in proportion to our revenue growth over the next several years as we expand our research and product development efforts.

     General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, recruiting expenses, profes-sional fees, and other corporate expenses including business development and general legal activities. General and administrative expenses increased to $9.8 million during 2000 from $5.3 million in 1999. The increase of $4.5 million was due primarily to $2.9 million related to employment costs for general and administrative personnel, $472,000 for general legal fees as a result of being a public company and $405,000 for travel expenses to expand our business initiatives. We expect general and administrative expenses to continue to increase over the next several years to support our growing business activities, the commercialization of our products, and costs associated with operating as a public company.

     Amortization of Deferred Stock Compensation. Deferred stock compensation represents the difference between the deemed fair value of our common stock for accounting purposes and the exercise price of options at the date of grant. During 1998 and 1999, we recorded deferred stock compensation totaling $13.2 million. This amount is being amortized over the respective vesting periods of the individual stock options using the graded vesting method. We recorded amortization of deferred compensation of $4.5 million for 2000 and $3.9 million for 1999. We expect to record future amortization expense for deferred compensation as follows: $2.5 million during 2001, $1.4 million during 2002, $670,000 during 2003 and $122,000 during 2004. The amount of deferred compensation expense to be recorded in future periods may decrease if unvested options for which deferred compensation has been recorded are subsequently canceled.

     Interest Income (Expense), Net. Net interest income consists of income from our cash and investments offset by expenses related to our financing obligations. Net interest income increased to $7.5 million in 2000 from net interest income of $1.2 million in 1999.

     This increase primarily resulted from proceeds of $104.9 million raised in August 2000 from the sale of 2,300,000 shares of common stock in a private placement.

     Litigation settlement and reimbursement. Litigation settlement and reimbursement increased to $13.3 million in 2000 as a result of a settlement agreement with a former patent attorney and his former law firm. Of the $13.3 million, $12.0 million was a settlement with Bertram Rowland and the law firm of Flehr, Hohbach, Test, Albritton and Herbert LLP in a breach of fiduciary duty and trade secret misappropriation case. The remainder relates to reimbursement of litigation fees and expenses from one of our collaborators.

     Income Taxes. As of December 31, 2000, we had federal and California net operating loss carryforwards of approximately $31.5 million and $2.7 million. We also had federal and California research and other development tax credit carryforwards of approximately $900,000 and $400,000. The net operating loss and credit carryforwards will expire at various dates beginning on 2003 through 2020, if not utilized. Utilization of the net operating losses and credits may be substantially limited due to the change in ownership provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

     As of December 31, 2000 and 1999 we had deferred tax assets of approximately $16.7 million and $10.5 million. The net deferred tax asset has been fully offset by a valuation allowance. The net valuation allowance increased by $6.2 million during the year ended December 31, 2000. Deferred tax assets relate primarily to net operating loss carryforwards, research credit carryforwards, and capitalized research and development costs.

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

LIQUIDITY AND CAPITAL RESOURCES

     We have financed our operations from inception primarily through equity sales, contract and milestone payments to us under our collaboration and Technology Access Program agreements, and equipment financing arrangements. As of December 31, 2000, we had received net proceeds of $225.8 million from issuances of common and preferred stock which primarily includes $104.9 million raised in August 2000 from the sale of 2,300,000 shares of common stock in a private placement and $75.9 million raised from our initial public offering in December 1999. In addition, from inception through December 31, 2000 we had received $42.2 million from collaborations, Technology Access Program customers and government grants and had financed equipment purchases and leasehold improvements totaling approximately $8.9 million. We have used leases and loans to finance capital expenditures. As of December 31, 2000, we had $5.2 million in capitalized lease obligations. These obligations are secured by the equipment financed, bear interest at a weighted-average fixed rate of approximately 11.1%, and are due in monthly installments through December 2004. Under the terms of one equipment financing agreement, the financed equipment may be purchased by us at a fair value at the end of the financing term. Other equipment financing agreements require a balloon payment at the end of each loan term.

     As of December 31, 2000, we had $191.7 million in cash, cash equivalents and marketable securities, as compared to $100.2 million as of December 31, 1999. We used $9.7 million for operations in 2000. This consisted of the net loss for the period of $13.3 million and working capital changes of $5.9 million offset in part by non-cash charges of $9.5 million related to change in accounting principle, amortization of deferred stock compensation, stock options issued to non-employees, stock issued for services and depreciation and amortization expense.

     Net cash used in investing activities was $105.0 million for 2000, consisting primarily of purchases of available for sale investments offset by proceeds from sales and maturities of available for sale investments, as well as capital expenditures. We received $106.2 million from financing activities for 2000, which consisted principally of $104.9 million raised in August 2000 from our private placement and $1.7 million from equipment financing, offset in part by repayments of equipment financing arrangements of $1.7 million. See Note 6 of notes to our financial statements.

     In May 2000, we drew down the remaining $855,000 balance of equipment financing credit line which existed as of December 31, 1999 at a weighted-average interest rate of 12.9% and entered into a $5.0 million financing arrangement for the purchase of property and equipment. As of December 31, 2000, we had drawn down approximately $887,000 under the new line and had $4.1 million remaining available under this arrangement. As of December 31, 2000, we had $5.2 million in capitalized lease obligations outstanding compared to $5.1 million at December 31, 1999. See Note 6 of notes to our financial statements.

     Our capital requirements depend on numerous factors, including market acceptance of our products, the resources we devote to developing and supporting our products, and other factors. We expect to devote substantial capital resources to continue our research and development efforts, to expand our support and product development activities, and for other general corporate activities. We believe that our current cash balances, together with the revenue to be derived from our collaboration with Agilent and our Technology Access Program agreements will be sufficient to fund our operations at least through the year 2002. During or after this period, if cash generated by operations is insufficient to satisfy our liquidity requirements, we may need to sell additional equity or debt securities or obtain additional credit arrangements. Additional financing may not be available on terms acceptable to us or at all. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders.

IMPACT OF INFLATION

     The effect of inflation and changing prices on our operations was not significant during the periods presented.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board or FASB issued statement of Financial Accounting Standards No. 133, "Accounting for Derivative Financial Instruments and for Hedging Activities" or SFAS 133 which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. In June 1999, FASB issued Financial Accounting Standards No. 137 which deferred the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. The adoption of SFAS 133 is not anticipated to have an impact on the Company's results of operations of financial condition when adopted as the Company holds no derivative financial instruments and does not currently engage in hedging activities. In June 2000, the FASB issued SFAS 138, a significant amendment of SFAS 133 which is effective simultaneously with SFAS 133. SFAS 138 does not amend any of the fundamental precepts of SFAS 133, but addresses some of the impractical aspects of the original statement, which were incompatible with many common current hedging approaches.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 -- Revenue Recognition in Financial Statements, or SAB 101, which, among other things, describes the SEC Staff's position on the recognition of certain nonrefundable upfront fees received in connection with research collaborations. Effective January 1, 2000, we changed our method of accounting for non-refundable license fees to recognize such fees ratably over the term of the committed related Technology Access Program agreement. We believe the change in accounting principle is preferable based on guidance provided by SAB 101. The $2.3 million cumulative effect of the change in accounting principle was reported as a charge in the quarter ended March 31, 2000. The cumulative effect was initially recorded as deferred revenue and is being recognized as revenue over the remaining contractual terms of the Technology Access Program agreements.

     In March 2000, the FASB issued No. 44, "Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of APB 25" or FIN 44. This Interpretation clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions reached in FIN 44 cover specific events that occur after either December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000. The effects of applying FIN 44 are recognized on a prospective basis from July 1, 2000. The adoption of FIN 44 did not have a material impact on the Company's financial statements.

FACTORS AFFECTING OPERATING RESULTS

RISKS RELATED TO OUR BUSINESS

OUR LABCHIP SYSTEMS MAY NOT ACHIEVE MARKET ACCEPTANCE, WHICH COULD CAUSE OUR REVENUE TO GROW SLOWLY OR DECLINE.

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

     - our ability to market our high throughput systems through our Technology Access Program

     Because the products comprising our LabChip systems have been in operation for a limited period of time, their accuracy, reliability, ease of use and commercial value have not been fully established. If the initial Agilent 2100 Bioanalyzer customers or our initial Technology Access Program customers do not approve of our initial LabChip systems because these systems fail to generate the quantities and quality of data they expect, are too difficult or costly to use, or are otherwise deficient, market acceptance of these LabChip systems would suffer and further sales may be limited. We cannot assure you that these customers' efforts to put our LabChip systems into use will continue or will be expeditious or effective. Potential customers for our high throughput systems may also wait for indications from our four initial Technology Access Program customers that our high throughput systems work effectively and generate substantial benefits. Further, non-acceptance by the market of our initial LabChip systems could undermine not only those systems but subsequent LabChip systems as well.

WE EXPECT TO INCUR FUTURE OPERATING LOSSES AND MAY NOT ACHIEVE PROFITABILITY.

     We have experienced significant operating losses each year since our inception and expect to incur substantial additional operating losses for at least the next two years, primarily as a result of expected increases in expenses for manufacturing capabilities, research and product development costs and general and administrative costs. We may not achieve profitability. For example, we experienced net losses of approximately $3.0 million in 1998, $14.4 million in 1999 and $13.3 million in 2000. As of December 31, 2000, we had an accumulated deficit of approximately $48.4 million. Our losses have resulted principally from costs incurred in research and development and from general and administrative costs associated with our operations. These costs have exceeded our litigation settlement and reimbursement, interest income and revenue which, to date, have been generated principally from collaborative research and development agreements, technology access fees, cash and investment balances and, to a lesser extent, product sales and government grants.

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

     Under our collaboration agreement with Agilent, Agilent may elect at any time to stop developing, manufacturing or distributing any product that it reasonably determines, on the advice of counsel, poses a substantial risk of infringing a third-party patent. For example, if a third-party claims that we are violating their patent, then Agilent may terminate marketing and selling of the Agilent 2100 Bioanalyzer system, which Agilent began marketing in September 1999, which will decrease our future revenue.

OUR PRODUCTS COULD INFRINGE ON THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS, WHICH MAY CAUSE US TO ENGAGE IN COSTLY LITIGATION AND, IF WE ARE NOT SUCCESSFUL, COULD ALSO CAUSE US TO PAY SUBSTANTIAL DAMAGES AND PROHIBIT US FROM SELLING OUR PRODUCTS.

     Third parties may assert infringement or other intellectual property claims against us, such as the Aclara litigation that was recently settled and is described under "Part I -- Item 3. Legal Proceedings." We may have to pay substantial damages, including treble damages, for past infringement if it is ultimately determined that our products infringe a third party's proprietary rights. Further, we may be prohibited from selling our products before we obtain a license, which, if available at all, may require us to pay substantial royalties. Even if these claims are without merit, defending a lawsuit takes significant time, may be expensive and may divert management attention from other business concerns. We are aware of third-party patents that may relate to our technology or potential products. We have also been notified that third parties have attempted to provoke an interference with one issued U.S. patent that we have exclusively licensed to determine the priority of inventions. Any public announcements related to litigation or interference proceedings initiated or threatened against us could cause our stock price to decline. We recently settled intellectual property litigation with Aclara concerning one family of Aclara patents. However, Aclara could assert other patent infringement claims against us in the future in alternative dispute resolution proceedings established under our settlement agreement. If we are found to be infringing any valid patent claims asserted by Aclara in alternative dispute resolution proceedings, we may be prohibited from selling our products before we obtain a license, which, if available at all, may require us to pay substantial royalties.

WE MAY NEED TO INITIATE LAWSUITS TO PROTECT OR ENFORCE OUR PATENTS, WHICH WOULD BE EXPENSIVE AND, IF WE LOSE, MAY CAUSE US TO LOSE SOME OF OUR INTELLECTUAL PROPERTY RIGHTS, WHICH WOULD REDUCE OUR ABILITY TO COMPETE IN THE MARKET.

     We rely on patents to protect a large part of our intellectual property and our competitive position. In order to protect or enforce our patent rights, we may initiate patent litigation against third parties, such as the patent infringement suit against Aclara that was recently settled and is described under "Part I -- Item 3. Legal Proceedings." These lawsuits could be expensive, take significant time, and could divert management's attention from other business concerns. They would put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing. We may also provoke these third parties to assert claims against us. Patent law relating to the scope of claims in the technology fields in which we operate is still evolving and, consequently, patent positions in our industry are generally uncertain. We cannot assure you that we will prevail in any of these suits or that the damages or other remedies awarded, if any, will be commercially valuable. During the course of these suits, there may be public announcements of the results of hearings, motions and other interim proceedings or developments in the litigation. If securities analysts or investors perceive any of these results to be negative, it could cause our stock to decline.

THE RIGHTS WE RELY UPON TO PROTECT OUR INTELLECTUAL PROPERTY UNDERLYING OUR PRODUCTS MAY NOT BE ADEQUATE, WHICH COULD ENABLE THIRD PARTIES TO USE OUR TECHNOLOGY AND WOULD REDUCE OUR ABILITY TO COMPETE IN THE MARKET.

     In addition to patents, we rely on a combination of trade secrets, copyright and trademark laws, nondisclosure agreements and other contractual provisions and technical measures to protect our intellectual property rights. Nevertheless, these measures may not be adequate to safeguard the technology underlying our products. If they do not protect our rights, third parties could use our technology, and our ability to compete in the market would be reduced. In addition, employees, consultants and others who participate in the development of our products may breach their agreements with us regarding our intellectual property, and we may not have adequate remedies for the breach. We also may not be able to effectively protect our intellectual property rights in some foreign countries. For a variety of reasons, we may decide not to file for patent, copyright or trademark protection outside of the United States. We also realize that our trade secrets may become known through other means not currently foreseen by us. Notwithstanding our efforts to protect our intellectual property, our competitors may independently develop similar or alternative technologies or products that are equal or superior to our technology and products without infringing on any of our intellectual property rights or design around our proprietary technologies. For further information on our intellectual property and the difficulties in protecting it, see "Part
I -- Item 1. Business -- Intellectual Property."

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

     In order for our high throughput systems to achieve the levels of throughput necessary to meet customers' demands, we need to develop and manufacture sipper chips with more than four capillaries. Our current high throughput systems operate with sipper chips with one and four capillaries, small glass tubes used to draw compounds into the chip. In order to achieve the levels of throughput that our customers desire, we may need to develop a LabChip system accommodating more than four capillaries, which we may not be able to do. If we cannot cost-effectively deliver chips with more than four capillaries, we may not be able to attract new customers to purchase our high throughput systems, which would seriously harm our future prospects. Further, our existing Technology Access Program customers may decide not to renew their annual access subscriptions, which would seriously reduce our revenue.

     We must develop new applications for existing LabChip instruments, which we may not be able to do. The Agilent 2100 Bioanalyzer uses LabChip kits that we specifically design for each application. We currently have LabChip kits commercially available for five applications relating to DNA, RNA and protein sizing and quantification. DNA and RNA are commonly used acronyms for chemicals that contain, or transmit, genetic information in living things. We currently are developing LabChip kits for other applications. If we are unable to develop LabChip kits for specific applications required by potential customers, those customers may not purchase the Agilent 2100 Bioanalyzer.

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

     Agilent manufactures, markets and distributes the Agilent 2100 Bioanalyzer under an agreement we entered into in May 1998. We also rely on Agilent for significant financial and technical contributions in the development of products covered by the agreement. Our ability to develop, manufacture and market these products successfully depends significantly on Agilent's performance under this agreement. Sales of new and innovative instrumentation such as the Agilent 2100 Bioanalyzer involve a long sales cycle, requiring customer training and demonstration periods. Although sales of the Agilent 2100 Bioanalyzer increased in 2000, we cannot predict whether this trend will continue at its current pace, if at all. If Agilent experiences manufacturing or distribution difficulties, does not actively market the Agilent 2100 Bioanalyzer, or does not otherwise perform under this agreement, our revenue from the Agilent 2100 Bioanalyzer may not be material. In addition, Agilent may terminate the agreement at their discretion at any time after May 2001. If Agilent terminates this agreement, we would need to obtain development funding from other sources, and we may be required to find one or more other collaborators for the development and commercialization of our products. Our inability to enter into agreements with commercialization partners or develop our own marketing, sales, and distribution capabilities would increase costs and impede the commercialization of our products.

AGILENT MAY COMPETE WITH US IF OUR COLLABORATION TERMINATES AFTER MAY 2003, WHICH COULD REDUCE THE POTENTIAL REVENUE FROM OUR INDEPENDENT PRODUCT SALES.

     Under the terms of our agreement with Agilent, if they, or we, terminate our agreement after May 2003, we will grant to Agilent a non-exclusive license to our LabChip technologies as then developed for use in the research products field. Consequently, there is the possibility that we may experience competition from Agilent after May 2003, which would reduce our ability to sell products independently or through other commercial partners. See "Part I -- Item 1. Business -- Commercialization -- Strategic Alliance with Agilent" for a further description of the terms of our collaboration with Agilent.

WE HAVE LIMITED EXPERIENCE IN MANUFACTURING OUR PRODUCTS AND MAY ENCOUNTER MANUFACTURING PROBLEMS OR DELAYS, WHICH COULD RESULT IN LOST REVENUE.

     Although Agilent manufactures the Agilent 2100 Bioanalyzer, we manufacture the chips used in this instrument and also currently manufacture instruments and sipper chips for our high throughput systems. We currently have limited manufacturing capacity for our LabChip system products and experience variability in manufacturing yields for chips. If we fail to deliver chips and high throughput screening products in a timely manner, our relationships with our customers could be seriously harmed, and revenue would decline. We currently have one manufacturing location in Mountain View, California. The actual number of chips we are able to sell or use depends in part upon the manufacturing yields for these chips. We have only recently begun to manufacture significant numbers of sipper chips and are continuing to develop our manufacturing procedures for these chips. In order to offer sipper chips with more than four capillaries for high throughput applications, we will need to continue to achieve consistently high yields in this process. We cannot assure you that manufacturing or quality problems will not arise as we attempt to scale-up our production of chips or that we can scale-up manufacturing in a timely manner or at commercially reasonable costs. If we are unable to consistently manufacture sipper chips or chips for the Agilent 2100 Bioanalyzer on a timely basis because of these or other factors, our product sales will decline. We are currently manufacturing high throughput instruments in-house and in limited volumes. If demand for our high throughput instruments increases, we will either need to expand our in-house manufacturing capabilities or outsource to Agilent or other manufacturers.

WE ARE DEPENDENT ON A SOLE-SOURCE SUPPLIER FOR OUR GLASS AND IF WE ARE UNABLE TO BUY THIS COMPONENT ON A TIMELY BASIS, WE WILL NOT BE ABLE TO DELIVER OUR PRODUCTS TO CUSTOMERS.

     We currently purchase a key component for our chips from a sole-source supplier located in Germany. Although we keep surplus inventory in our Mountain View manufacturing facility, if we are unable to replenish this component on a timely basis, we will not be able to deliver our chips to our customers which would harm our business.

OUR BUSINESS OPERATIONS MAY BE ADVERSELY AFFECTED BY THE CALIFORNIA ENERGY
CRISIS.

     Our principal facilities are located in the Silicon Valley in Northern California. California has been experiencing an energy crisis that has resulted in disruptions in power supply and increases in utility costs to consumers and business throughout the State. Should the energy crisis continue, together with many other Silicon Valley companies, we may experience power interruptions and shortages and be subject to significantly higher costs of energy. Although, we have not experienced any material disruption to our business to date, if the energy crisis continues and power interruptions or shortages occur in the future, they may adversely affect our business. Any material increase in energy costs may also adversely affect our financial results.

IF A NATURAL DISASTER STRIKES OUR MANUFACTURING FACILITY WE WOULD BE UNABLE TO MANUFACTURE OUR PRODUCTS FOR A SUBSTANTIAL AMOUNT OF TIME AND WE WOULD EXPERIENCE LOST REVENUE.

     We rely on a single manufacturing location to produce our chips and high throughput systems, and have no alternative facilities. The facility and some pieces of manufacturing equipment are difficult to replace and could require substantial replacement lead-time. Our manufacturing facility may be affected by natural disasters such as earthquakes and floods. Earthquakes are of particular significance since the manufacturing facility is located in Mountain View, California, an earthquake-prone area. In the event our existing manufacturing facility or equipment is affected by man-made or natural disasters, we would be unable to manufacture products for sale, meet customer demands or sales projections. If our manufacturing operations were curtailed or ceased, it would harm our business.

BECAUSE A SMALL NUMBER OF CUSTOMERS AND AGILENT HAVE ACCOUNTED FOR, AND ARE LIKELY TO CONTINUE TO ACCOUNT FOR, A SUBSTANTIAL PORTION OF OUR REVENUE, OUR REVENUE COULD DECLINE DUE TO THE LOSS OF ONE OF THESE CUSTOMERS OR THE TERMINATION OF OUR AGREEMENT WITH AGILENT.

     Historically we have had very few customers and one commercial partner, Agilent, from which we have derived the majority of our revenue and, if we were to lose any one of these, our revenue would decrease substantially. Agilent and three customers accounted for 90% of total revenue ended December 31, 2000. Agilent and four customers accounted for 88% of total revenue in 1999, and Agilent and two customers accounted for 97% of total revenue in 1998. We and Agilent introduced the Agilent 2100 Bioanalyzer system in September 1999 and have not yet derived significant revenue from the sale of this product on a commercial scale. Although we anticipate that future sales of the Agilent 2100 Bioanalyzer system will further expand our revenue base, we expect that we will continue to rely on our large customers and on Agilent for the majority of our revenue.

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

     We currently have no credit facility or committed sources of capital other than an equipment lease line with $4.1 million unused and available as of December 31, 2000. To the extent operating and capital resources are insufficient to meet future requirements, we will have to raise additional funds to continue the development and commercialization of our technologies. These funds may not be available on favorable terms, or at all. If adequate funds are not available on attractive terms, we may be required to curtail operations significantly or to obtain funds by entering into financing, supply or collaboration agreements on unattractive terms.

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

RISKS RELATED TO OWNING OUR COMMON STOCK

OUR STOCK PRICE IS EXTREMELY VOLATILE, AND YOU COULD LOSE A SUBSTANTIAL PORTION OF YOUR INVESTMENT.

     Our stock has been trading on the Nasdaq National Market only since mid-December 1999. We initially offered our common stock to the public at $16.00 per share. Since then our stock price has been extremely volatile and has ranged, through March 7, 2001, from a high of approximately $202.00 per share to a low of $22.50 per share. Our stock price may drop substantially following an investment in our common stock. We expect that our stock price will remain volatile as a result of a number of factors, including:

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

     As of December 31, 2000, our directors, entities affiliated with our directors, our executive officers and principal stockholders beneficially own, in the aggregate approximately 23% of our outstanding common stock. These stockholders as a group are able to substantially influence the management and affairs of Caliper and, if acting together, would be able to influence most matters requiring the approval by our stockholders, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The concentration of ownership may also delay or prevent a change of control of Caliper at a premium price if these stockholders oppose it.

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

     The table below presents our investment portfolio by expected maturity and related weighted average interest rates at December 31, 2000:

                                                                                        FAIR
                                   2001         2002         2003        TOTAL         VALUE
                                 --------      -------      ------      --------      --------
Money market fund..............  $ 36,294           --          --      $ 36,294      $ 36,294
Average interest rate..........      6.37%          --          --          6.37%
Available for sale marketable
  securities...................  $106,118      $41,533      $7,126      $154,777      $155,405
Average interest rate..........      6.48%        6.69%       6.51%         6.53%
Total securities...............  $142,412      $41,533      $7,126      $191,071      $191,699
Average interest rate..........      6.45%        6.69%       6.51%         6.50%

     Our equipment financings, amounting to $5.2 million as of December 31, 2000, are all at fixed rates and therefore, have minimal exposure to changes in interest rates.

     We have operated primarily in the United States and all sales to date have been made in U.S. dollars. Accordingly, we have not had any material exposure to foreign currency rate fluctuations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Report of Independent Auditors, Financial Statements and Notes to Financial Statements begin on page F-1 immediately following the signature page and are incorporated here by reference, including the unaudited quarterly information for the last two years in Note 11.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning our directors is incorporated by reference to the section entitled "Proposal 1 -- Election of Directors" contained in our definitive Proxy Statement with respect to our Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than April 30, 2001 (the "Proxy Statement"). Information concerning our Executive Officers is set forth under "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K and is incorporated herein by reference. Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" contained in our Proxy Statement.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as a part of this report:

        (1) FINANCIAL STATEMENTS:

                                                              PAGE
                                                              ----
     Report of Ernst & Young LLP, Independent Auditors......  F-2
     Balance Sheets at December 31, 2000 and 1999...........  F-3
     Statements of Operations -- Fiscal Years ended December
      31, 2000, 1999 and 1998...............................  F-4
     Statements of Redeemable Convertible Stock and
      Stockholders' Equity -- Fiscal Years ended December
      31, 2000, 1999 and 1998...............................  F-5
     Statements of Cash flows -- Fiscal Years ended December
      31, 2000, 1999 and 1998...............................  F-6
     Notes to Financial Statements..........................  F-7

          (2) FINANCIAL STATEMENT SCHEDULES:

           All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

        (3) EXHIBITS:

      EXHIBIT
      NUMBER                         DESCRIPTION OF DOCUMENT
      -------                        -----------------------
     3.1(1)        Amended and Restated Certificate of Incorporation of
                   Caliper.
     3.2(2)        Bylaws of Caliper.
     4.1           Reference is made to Exhibits 3.1 and 3.2.
     4.2(3)        Specimen Stock Certificate.
    10.1(3)        Lease Agreement, dated December 1, 1998, between Caliper and
                   605 East Fairchild Associates, L.P.
    10.2(3)(4)     1996 Equity Incentive Plan.
    10.3(3)(4)     1999 Equity Incentive Plan.
    10.4(3)(4)     1999 Employee Stock Purchase Plan.
    10.5(3)(4)     1999 Non-Employee Directors' Stock Option Plan.
    10.6(3)(4)     Employment Agreement, dated January 18, 1999, between
                   Caliper and Daniel L. Kisner, M.D.
    10.7(3)(4)     Promissory Note, dated July 29, 1999, between Caliper and
                   Daniel L. Kisner, M.D.
    10.8(3)        Amended and Restated Investor Rights Agreement, dated May 7,
                   1998, among Caliper and certain stockholders of Caliper.
    10.9(3)(4)     Form of Indemnification Agreement entered into between
                   Caliper and its directors and executive officers.
    10.10(3)(5)    Collaboration Agreement, dated May 2, 1998, between Caliper and Hewlett-Packard Company.
    10.11(3)(5)    Termination, Transition and Technology Access Program
                   Agreement, dated November 24, 1998, between Caliper and
                   Hoffmann-La Roche Inc.
    10.12(3)(5)    Technology Access Agreement, dated December 21, 1998,
                   between Caliper and Amgen, Inc.
    10.13(3)(5)    Technology Access Agreement, dated August 12, 1999, between
                   Caliper and Eli Lilly and Company.
    10.14(3)(5)    Screening Collaboration Agreement, dated December 16, 1998, between Caliper and Neurocrine Biosciences, Inc.
    10.15(3)(5)    Sole Commercial Patent License Agreement, effective
                   September 1, 1995, between Lockheed Martin Energy Research
                   Corporation and Caliper, as amended (domestic).
    10.16(3)(5)    Sole Commercial Patent License Agreement, effective
                   September 1, 1995, between Lockheed Martin Energy Research
                   Corporation and Caliper, as amended (international).
    10.17(3)(4)    Consulting Agreement, dated April 30, 1997, between Caliper and Dr. David V. Milligan.
    10.18(3)(4)    Employment Agreement, dated September 23, 1999, between
                   Caliper and James L. Knighton.
    10.19(3)(4)    Consulting Agreement, dated May 1, 1997, between Caliper and
                   Regis McKenna.
    10.20(3)(4)    Promissory Note, dated March 25, 1997, between Caliper and
                   Michael R. Knapp, Ph.D.
    10.21(3)(4)    Option Agreement, dated August 9, 1995, between Caliper and
                   Michael R. Knapp, Ph.D.
    10.22(3)(4)    Amendment to Option Agreement, dated August 25, 1995,
                   between Caliper, Michael R. Knapp, Ph.D., J. Michael Ramsey,
                   Ph.D. and Avalon Medical Partners.
    10.23(3)(4)    The Corporate Plan for Retirement Select Plan Adoption
                   Agreement and related Basic Plan Document.
    10.24(6)       Warrant for the purchase of shares of Common Stock issued to
                   Michael R. Knapp, dated October 11, 1996.
    10.25(6)       Warrant for the purchase of shares of Common Stock issued to
                   Michael R. Knapp, dated February 2, 2000.

      EXHIBIT
      NUMBER                         DESCRIPTION OF DOCUMENT
      -------                        -----------------------
    10.26(5)(7)    Technology Access and Applications Development Agreement,
                   dated March 24, 2000, between Caliper and Millennium
                   Pharmaceuticals, Inc.
    10.27(8)       Lease Agreement, dated June 23, 2000 and effective July 5,
                   2000, between Caliper and Martin CBP Associates, L.P.
    10.28(8)       Promissory Note, dated July 17, 2000, between Caliper and
                   Daniel L. Kisner, M.D.
    23.1           Consent of Ernst & Young LLP, independent auditors.
    24.1           Power of Attorney (reference is made to the signature page of this report).

---------------
(1) Previously filed as Exhibit 3.3 to our Registration Statement on Form S-1, as amended, File No. 333-88827, filed on October 12, 1999 and incorporated by reference herein.

(2) Previously filed as Exhibit 3.4 to our Registration Statement on Form S-1, as amended, File No. 333-88827, filed on October 12, 1999 and incorporated by reference herein.

(3) Previously filed as the like-numbered Exhibit to our Registration Statement on Form S-1, as amended, File No. 333-88827, filed on October 12, 1999 and incorporated by reference herein.

(4) Management contract or compensatory plan or arrangement.

(5) Confidential treatment has been granted for a portion of this exhibit.

(6) Filed as the like-numbered exhibit to Annual Report of Form 10-K for the year ended December 31, 1999 and incorporated by reference herein.

(7) Previously filed as Exhibit 10.26 to Form 10-Q for the quarterly period ended March 31, 2000 and incorporated by reference herein.

(8) Previously filed as the like-numbered Exhibit to our Registration Statement on Form S-1, as amended, File No. 333-45942, filed on September 15, 2001, and incorporated by reference herein.

     (b) Reports on Form 8-K

     No Current Report was filed during the three months ended December 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 16, 2001.

                                          CALIPER TECHNOLOGIES CORP.

                                          By:     /s/ DANIEL L. KISNER
                                            ------------------------------------
                                                   Daniel L. Kisner, M.D.
                                               President and Chief Executive
                                                           Officer

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                     SIGNATURES                                     TITLE                    DATE
                     ----------                                     -----                    ----
                /s/ DANIEL L. KISNER                     President, Chief Executive     March 16, 2001
-----------------------------------------------------  Officer and Director (principal
               Daniel L. Kisner, M.D.                        executive officer)

                /s/ JAMES L. KNIGHTON                      Chief Financial Officer      March 16, 2001
-----------------------------------------------------   (principal financial officer)
                  James L. Knighton

               /s/ ANTHONY HENDRICKSON                 Corporate Controller (principal  March 16, 2001
-----------------------------------------------------        accounting officer)
                 Anthony Hendrickson

                /s/ DAVID V. MILLIGAN                     Chairman of the Board of      March 12, 2001
-----------------------------------------------------             Directors
              David V. Milligan, Ph.D.

                /s/ ANTHONY B. EVNIN                              Director              March 16, 2001
-----------------------------------------------------
               Anthony B. Evnin, Ph.D.

               /s/ CHARLES M. HARTMAN                             Director              March 16, 2001
-----------------------------------------------------
                 Charles M. Hartman

                /s/ REGIS P. MCKENNA                              Director              March 16, 2001
-----------------------------------------------------
                  Regis P. McKenna

                /s/ ROBERT T. NELSEN                              Director              March 16, 2001
-----------------------------------------------------
                  Robert T. Nelsen

                /s/ MICHAEL STEINMETZ                             Director              March 13, 2001
-----------------------------------------------------
              Michael Steinmetz, Ph.D.

                           CALIPER TECHNOLOGIES CORP.

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Ernst & Young LLP, Independent Auditors...........   F-2
Balance Sheets..............................................   F-3
Statements of Operations....................................   F-4
Statement of Redeemable Convertible Preferred Stock and
  Stockholders' Equity......................................   F-5
Statements of Cash Flows....................................   F-6
Notes to Financial Statements...............................   F-7

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Caliper Technologies Corp.

     We have audited the accompanying balance sheets of Caliper Technologies Corp. as of December 31, 2000 and 1999, and the related statements of operations, redeemable convertible preferred stock and stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Caliper Technologies Corp. at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                          /s/  ERNST & YOUNG LLP

Palo Alto, California
January 26, 2001

                           CALIPER TECHNOLOGIES CORP.

                                 BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                     ASSETS

                                                                  DECEMBER 31,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
Current assets:
  Cash and cash equivalents.................................  $ 36,294    $ 44,772
  Marketable securities.....................................   106,303      28,520
  Accounts receivable.......................................     2,991       1,055
  Inventories...............................................     2,206         287
  Prepaid expenses and other current assets.................     1,237         754
  Other receivable..........................................     1,033          --
                                                              --------    --------
          Total current assets..............................   150,064      75,388
Marketable securities.......................................    49,102      26,924
Security deposits...........................................     3,000          --
Property and equipment, net.................................     9,101       5,346
Notes receivable from officers..............................       615         625
Other assets, net...........................................       632         564
                                                              --------    --------
          Total assets......................................  $212,514    $108,847
                                                              ========    ========
                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  2,960    $  1,321
  Accrued compensation......................................     1,946       1,082
  Other accrued liabilities.................................     1,351       1,011
  Deferred revenue..........................................     3,763       2,210
  Current portion of equipment financing....................     1,671       1,454
                                                              --------    --------
          Total current liabilities.........................    11,691       7,078
Noncurrent portion of equipment financing...................     3,534       3,671
Deferred revenue............................................       194          --
Other noncurrent liabilities................................       638         235
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $0.001 par value; 5,000,000 shares
     authorized in 2000 and 1999; no shares issued and
     outstanding in 2000 and 1999...........................        --          --
  Common stock, $0.001 par value; 70,000,000 shares
     authorized in 2000 and 1999 respectively; 23,688,455
     and 21,002,095 shares issued and outstanding in 2000
     and 1999, respectively.................................        23          21
  Additional paid-in capital................................   249,004     142,401
  Deferred stock compensation...............................    (4,772)     (9,317)
  Accumulated deficit.......................................   (48,426)    (35,109)
  Accumulated other comprehensive income/(loss).............       628        (133)
                                                              --------    --------
          Total stockholders' equity........................   196,457      97,863
                                                              --------    --------
                                                              $212,514    $108,847
                                                              ========    ========

                            See accompanying notes.

                           CALIPER TECHNOLOGIES CORP.

                            STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEARS ENDED DECEMBER 31,
                                                              -------------------------------
                                                                2000        1999       1998
                                                              --------    --------    -------
Revenue.....................................................  $ 18,564    $ 12,087    $ 8,155
Costs and expenses:
  Research and development..................................    35,997      18,415      9,584
  General and administrative................................     9,787       5,312      2,932
  Amortization of deferred stock compensation(1)............     4,545       3,885         --
                                                              --------    --------    -------
          Total costs and expenses..........................    50,329      27,612     12,516
                                                              --------    --------    -------
Operating loss..............................................   (31,765)    (15,525)    (4,361)
Interest income.............................................     8,088       1,564      1,581
Interest expense............................................      (620)       (412)      (195)
Litigation settlement and reimbursement.....................    13,274          --         --
                                                              --------    --------    -------
Loss before cumulative effect of a change in accounting
  principle.................................................   (11,023)    (14,373)    (2,975)
Cumulative effect of a change in accounting principle.......    (2,294)         --         --
                                                              --------    --------    -------
Net loss....................................................   (13,317)    (14,373)    (2,975)
Accretion on redeemable convertible preferred stock.........        --      (2,328)    (2,174)
                                                              --------    --------    -------
Net loss attributable to common stockholders................  $(13,317)   $(16,701)   $(5,149)
                                                              ========    ========    =======

Loss before cumulative effect of a change in accounting
  principle.................................................  $  (0.50)   $  (4.56)   $ (2.39)
Cumulative effect of a change in accounting principle.......     (0.11)         --         --
                                                              --------    --------    -------
Net loss per common share, basic and diluted................  $  (0.61)   $  (4.56)   $ (2.39)
                                                              ========    ========    =======
Shares used in computing net loss per common share, basic
  and diluted...............................................    21,853       3,663      2,157

Pro forma amounts assuming the change in accounting
  principle was applied retroactively (unaudited):
Net loss....................................................  $(13,317)   $(14,267)   $(5,375)
Net loss per share, basic and diluted.......................  $  (0.61)   $  (0.92)   $ (0.37)
                                                              ========    ========    =======
Shares used in computing pro forma net loss per share, basic
  and diluted (unaudited)...................................                15,578     14,347

---------------
(1) Amortization of deferred stock compensation related to the following:

    Research and development................................  $  1,601    $  1,094    $    --
    General and administrative..............................     2,944       2,791         --
                                                              --------    --------    -------
          Total.............................................  $  4,545    $  3,885    $    --
                                                              ========    ========    =======

                            See accompanying notes.

                           CALIPER TECHNOLOGIES CORP.

              STATEMENT OF REDEEMABLE CONVERTIBLE PREFERRED STOCK
                            AND STOCKHOLDERS' EQUITY
                         (IN THOUSANDS, EXCEPT SHARES)

                                                                                   STOCKHOLDERS EQUITY
                                        REDEEMABLE         -------------------------------------------------------------------
                                       CONVERTIBLE            CONVERTIBLE
                                     PREFERRED STOCK        PREFERRED STOCK       COMMON STOCK       ADDITIONAL     DEFERRED
                                  ----------------------   -----------------   -------------------    PAID-IN        STOCK
                                    SHARES       AMOUNT     SHARES    AMOUNT     SHARES     AMOUNT    CAPITAL     COMPENSATION
                                  -----------   --------   --------   ------   ----------   ------   ----------   ------------
Balances at December 31, 1997...   10,774,309     38,283    829,142      1      2,478,711      3           590            --
Issuance of Series D redeemable
 convertible preferred stock for
 services.......................      141,026        880         --     --             --     --            --            --
Issuance of Series E redeemable
 convertible preferred stock for
 cash...........................      788,357      7,379         --     --             --     --            --            --
Issuance of common stock upon
 exercise of stock options......           --         --         --     --        191,831     --            84            --
Issuance of common stock for
 services.......................           --         --         --     --        101,801     --            76            --
Accretion on redeemable
 convertible preferred stock....           --      2,174         --     --             --     --            --            --
Deferred stock compensation.....           --         --         --     --             --     --           500          (500)
Net loss and comprehensive
 loss...........................           --         --         --     --             --     --            --            --
                                  -----------   --------   --------    ---     ----------    ---      --------      --------
Balances at December 31, 1998...   11,703,692     48,716    829,142      1      2,772,343      3         1,250          (500)
Net loss........................           --         --         --     --             --     --            --            --
Accretion on redeemable
 convertible preferred stock....           --      2,328         --     --             --     --            --            --
Change in unrealized loss on
 available-for-sale
 securities.....................           --         --         --     --             --     --            --            --
Comprehensive loss..............           --         --         --     --             --     --            --            --
Issuance of shares of common
 stock in the initial public
 offering, net of offering costs
 of $6,896......................           --         --         --     --      5,175,000      5        75,899            --
Conversion of redeemable
 convertible preferred stock
 into common stock, in
 connection with the initial
 public offering................  (11,703,692)   (51,044)        --     --     11,703,692     12        51,032            --
Conversion of convertible
 preferred stock into common
 stock, in connection with the
 initial public offering........           --         --   (829,142)    (1)       829,142      1            --            --
Issuance of common stock upon
 exercise of stock options......           --         --         --     --        512,624     --           274            --
Issuance of common stock for
 services.......................           --         --         --     --          9,294     --            83            --
Deferred stock compensation.....           --         --         --     --             --     --        12,702       (12,702)
Amortization of deferred stock
 compensation...................           --         --         --     --             --     --            --         3,885
Warrants issuable in connection
 with milestone Achievement.....           --         --         --     --             --     --           568            --
Stock options issued to non-
 employees......................                                                              --           593            --
                                  -----------   --------   --------    ---     ----------    ---      --------      --------
Balances at December 31, 1999...           --         --         --     --     21,002,095     21       142,401        (9,317)
Net loss........................           --         --         --     --             --     --            --            --
Change in unrealized gain on
 available-for-sale
 securities.....................           --         --         --     --             --     --            --            --
Comprehensive loss..............           --         --         --     --             --     --            --            --
Issuance of shares of common
 stock in a private placement
 offering, net of offering costs
 of $200........................           --         --         --     --      2,300,000      2       104,679            --
Issuance of common stock upon
 exercise of stock options and
 in connection with the employee
 stock purchase plan............           --         --         --     --        306,154     --         1,463            --
Issuance of common stock upon
 exercise of warrants...........           --         --         --     --         72,514     --                          --
Issuance of common stock for
 services.......................           --         --         --     --          7,692     --           207            --
Amortization of deferred stock
 compensation...................           --         --         --     --             --     --            --         4,545
Stock options issued to non-
 employees......................           --         --         --     --             --     --           254            --
                                  -----------   --------   --------    ---     ----------    ---      --------      --------
Balances at December 31, 2000...           --   $     --         --    $--     23,688,455    $23      $249,004      $ (4,772)
                                  ===========   ========   ========    ===     ==========    ===      ========      ========

                                              STOCKHOLDERS EQUITY
                                  -------------------------------------------
                                                 ACCUMULATED
                                                    OTHER           TOTAL
                                  ACCUMULATED   COMPREHENSIVE   STOCKHOLDERS'
                                    DEFICIT     INCOME/(LOSS)      EQUITY
                                  -----------   -------------   -------------
Balances at December 31, 1997...    (13,259)           --          (12,665)
Issuance of Series D redeemable
 convertible preferred stock for
 services.......................         --            --               --
Issuance of Series E redeemable
 convertible preferred stock for
 cash...........................         --            --               --
Issuance of common stock upon
 exercise of stock options......         --            --               84
Issuance of common stock for
 services.......................         --            --               76
Accretion on redeemable
 convertible preferred stock....     (2,174)           --           (2,174)
Deferred stock compensation.....         --            --               --
Net loss and comprehensive
 loss...........................     (2,975)           --           (2,975)
                                   --------         -----         --------
Balances at December 31, 1998...    (18,408)           --          (17,654)
Net loss........................    (14,373)           --          (14,373)
Accretion on redeemable
 convertible preferred stock....     (2,328)           --           (2,328)
Change in unrealized loss on
 available-for-sale
 securities.....................         --          (133)            (133)
                                                                  --------
Comprehensive loss..............         --            --          (16,834)
Issuance of shares of common
 stock in the initial public
 offering, net of offering costs
 of $6,896......................         --            --           75,904
Conversion of redeemable
 convertible preferred stock
 into common stock, in
 connection with the initial
 public offering................         --            --           51,044
Conversion of convertible
 preferred stock into common
 stock, in connection with the
 initial public offering........         --            --               --
Issuance of common stock upon
 exercise of stock options......         --            --              274
Issuance of common stock for
 services.......................         --            --               83
Deferred stock compensation.....         --            --               --
Amortization of deferred stock
 compensation...................         --            --            3,885
Warrants issuable in connection
 with milestone Achievement.....         --            --              568
Stock options issued to non-
 employees......................         --            --              593
                                   --------         -----         --------
Balances at December 31, 1999...    (35,109)         (133)          97,863
Net loss........................    (13,317)           --          (13,317)
Change in unrealized gain on
 available-for-sale
 securities.....................         --           761              761
                                                                  --------
Comprehensive loss..............         --            --          (12,556)
Issuance of shares of common
 stock in a private placement
 offering, net of offering costs
 of $200........................         --            --          104,681
Issuance of common stock upon
 exercise of stock options and
 in connection with the employee
 stock purchase plan............         --            --            1,463
Issuance of common stock upon
 exercise of warrants...........         --            --               --
Issuance of common stock for
 services.......................         --            --              207
Amortization of deferred stock
 compensation...................         --            --            4,545
Stock options issued to non-
 employees......................         --            --              254
                                   --------         -----         --------
Balances at December 31, 2000...   $(48,426)        $ 628         $196,457
                                   ========         =====         ========

                            See accompanying notes.

                           CALIPER TECHNOLOGIES CORP.

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                YEARS ENDED DECEMBER 31,
                                                            ---------------------------------
                                                              2000         1999        1998
                                                            ---------    --------    --------
OPERATING ACTIVITIES
Net loss..................................................  $ (13,317)   $(14,373)   $ (2,975)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Cumulative effect of a change in accounting principle...      2,294          --          --
  Depreciation and amortization...........................      2,155       1,325         921
  Amortization of deferred stock compensation.............      4,545       3,885          --
  Issuance of common and preferred stock for services.....        207          83         956
  Stock options issued to non-employees...................        254         593          --
  Changes in operating assets and liabilities:
     Accounts receivable and other receivable.............     (2,969)         27      (1,082)
     Notes receivable from officers.......................         10        (425)         --
     Inventories..........................................     (1,919)       (287)         --
     Prepaid expenses and other current assets............       (483)       (154)       (411)
     Deposits and other assets............................     (3,182)         --         119
     Accounts payable and other accrued liabilities.......      1,979       1,611        (569)
     Accrued compensation.................................        864         650         149
     Deferred revenue.....................................       (547)      1,584         626
     Other noncurrent liabilities.........................        403         235          --
                                                            ---------    --------    --------
          Net cash used in operating activities...........     (9,706)     (5,246)     (2,266)
                                                            ---------    --------    --------
INVESTING ACTIVITIES
Purchases of available-for-sale securities................   (184,078)    (52,380)    (39,996)
Proceeds from sales of available-for-sale securities......     32,910       9,199       6,233
Proceeds from maturities of available-for-sale
  securities..............................................     51,968      13,498      34,106
Purchases of property and equipment.......................     (5,794)     (3,871)     (1,667)
                                                            ---------    --------    --------
          Net cash used in investing activities...........   (104,994)    (33,554)     (1,324)
                                                            ---------    --------    --------
FINANCING ACTIVITIES
Proceeds from equipment financing.........................      1,745       3,419       1,586
Payments of obligations under equipment financing.........     (1,665)     (1,183)       (613)
Proceeds from issuance of common and preferred stock......    106,142      76,178       7,463
                                                            ---------    --------    --------
          Net cash provided by financing activities.......    106,222      78,414       8,436
                                                            ---------    --------    --------
Net increase (decrease) in cash and cash equivalents......     (8,478)     39,614       4,846
Cash and cash equivalents at beginning of year............     44,772       5,158         312
                                                            ---------    --------    --------
Cash and cash equivalents at end of year..................  $  36,294    $ 44,772    $  5,158
                                                            =========    ========    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid.............................................  $     620    $    412    $    195
                                                            =========    ========    ========
SCHEDULE OF NONCASH TRANSACTIONS
Issuance of warrants......................................  $      --    $    568    $     --
                                                            =========    ========    ========
Deferred stock compensation...............................  $      --    $ 12,702    $    500
                                                            =========    ========    ========

                            See accompanying notes.

                           CALIPER TECHNOLOGIES CORP.

                         NOTES TO FINANCIAL STATEMENTS

 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BASIS OF PRESENTATION

     Caliper Technologies Corp. ("Caliper") was incorporated in the state of Delaware on July 26, 1995. Caliper develops lab-on-a-chip technologies and manufactures LabChip systems. These systems perform laboratory experiments for use in the pharmaceutical industry and other industries. Caliper has determined that it operates in only one segment, all sourced in the United States.

INITIAL PUBLIC OFFERING

     In December 1999, Caliper completed an initial public offering of 4,500,000 shares of its common stock to the public, at a per share price of $16.00. In conjunction with the initial public offering, Caliper's underwriters exercised an option to purchase an additional 675,000 shares of common stock at a price of $16.00 per share to cover over-allotments. Caliper received net proceeds from the offering of approximately $75.9 million. Upon the closing of the initial public offering, each of the outstanding 11,703,692 redeemable convertible preferred stock and 829,142 convertible preferred stock was automatically converted into one share of common stock.

STOCK SPLIT

     In October 1999, Caliper's board of directors approved a 1-for-1.56 reverse stock split. The reverse stock split became effective in December 1999. The accompanying financial statements have been adjusted retroactively to reflect the reverse split of all outstanding common and convertible preferred stock.

USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

CASH EQUIVALENTS AND MARKETABLE SECURITIES

     Caliper considers all highly liquid investments with maturities of three months or less from the date of purchase to be cash equivalents. Management determines the appropriate classification of its cash equivalents and investment securities at the time of purchase and reevaluates such determination as of each balance sheet date. Management has classified Caliper's cash equivalents and marketable securities as available-for-sale securities in the accompanying financial statements. Available-for-sale securities are carried at fair value based on quoted market prices, with unrealized gains and losses reported in a separate component of stockholders' equity. Realized gains and losses are included in interest income. The cost of securities sold is based on the specific identification method.

     Caliper invests its excess cash in U.S. government and agency securities, debt instruments of financial institutions and corporations, and money market funds with strong credit ratings. Caliper has established guidelines regarding diversification of its investments and their maturities should maintain safety and liquidity.

                           CALIPER TECHNOLOGIES CORP.

INVENTORIES

     Inventories are stated at the lower of standard cost (which approximates actual cost) or market.

                                                     DECEMBER 31,    DECEMBER 31,
                                                         2000            1999
                                                     ------------    ------------
Raw material.......................................     $2,018           $253
Work-in-process....................................        151             13
Finished goods.....................................         37             21
                                                        ------           ----
          Total....................................     $2,206           $287
                                                        ======           ====

PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost and are depreciated using the straight-line method over the shorter of the financing period or the estimated useful lives of the assets, generally four years. Furniture and equipment acquired under equipment financing is amortized over the shorter of the useful lives or the financing period. Leasehold improvements are amortized over the shorter of the estimated useful life of the assets or lease term.

REVENUE RECOGNITION

     Revenues are earned from services performed pursuant to Caliper's collaboration agreement, Technology Access Program agreements and government grants.

  Collaboration Agreement

     Revenue from development and support activities under Caliper's collaboration agreement is recorded in the period in which the costs are incurred. Direct costs associated with this contract are reported as research and development expense. Revenue related to the reimbursement of costs for the supply of chips and reagents to Caliper's collaboration partner is recognized upon shipment. Caliper's share of gross margin on components of the LabChip system sold by the collaboration partner is recognized as revenue upon shipment by the collaboration partner to the end user.

  Technology Access Program Agreements

     Caliper has entered into a number of multi-year Technology Access Program agreements that include : (1) access to existing technology; (2) a multi-year subscription for technology developed during the subscription period; (3) development and support services; and (4) access to prototype LabChip systems developed during the subscription period. Caliper allocates the total arrangement fees to each element based on fair value. Fair value is based on renewal rates for subscriptions, prices established by Caliper's management having the relevant authority for development and support services and the price at which a program participant has the ability to purchase unspecified quantities of a specific prototype product.

     Prior to January 1, 2000, Caliper recognized non-refundable license fees under its Technology Access Programs as revenues upon transfer of the license to third parties and when no further performance obligations existed. Effective January 1, 2000, Caliper changed its method of accounting for non-refundable license fees to recognize such fees ratably over the term of the committed related Technology Access Program agreement. Caliper believes the change in accounting principle is preferable based on guidance provided in SEC Staff Accounting Bulletin No. 101 -- Revenue Recognition in Financial Statements. Caliper further believes that the change is preferable as it is possible that Technology Access Program participants would not pay the non-refundable license fees without Caliper's continuing involvement in the subscription period, in providing support services, and in making prototype products available for purchase during the subscription period. The

                           CALIPER TECHNOLOGIES CORP.

$2.3 million cumulative effect of the change in accounting principle was reported as a charge in the period ended March 31, 2000. The cumulative effect was initially recorded as deferred revenue and is being recognized as revenue over the remaining contractual terms of the Technology Access Program agreements. During the year ended December 31, 2000, the impact of the change in accounting was to increase net loss by $1.250 million, or $(0.06) per share, comprised of the $2.3 million cumulative effect of the change as described above ($0.11 per share), less $1.3 million of the related deferred revenue which was recognized as revenue during the year ended December 31, 2000 ($0.06 per share) and $250,000 ($0.01 per share) recorded as deferred revenue as of December 31, 2000 that would have been recognized as revenue had SAB 101 not been adopted. The remainder of the related deferred revenue is expected to be recognized as revenue approximately as follows: $800,000 in 2001 and $194,000 in 2002. Had the change in accounting been adopted as of January 1, 1998, revenue for the year ended December 31, 1999 and 1998 would have increased by $106,000 and decreased by $2.4 million, respectively. Pro forma net loss would have decreased by $0.01 per share for the year ended December 31, 1999 and pro forma net loss per share for the year ended December 31, 1998 would have increased by $0.17 per share.

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

RESEARCH AND DEVELOPMENT

     Caliper expenses research and development costs as incurred.

DEFERRED COMPENSATION ARRANGEMENTS

     Caliper maintains certain marketable equity securities to generate returns that offset changes in certain liabilities related to deferred compensation arrangements. The marketable equity securities are stated at fair value. Both realized and unrealized gains and losses generally offset the change in the deferred compensation liability and to date have not been material.

COMPREHENSIVE INCOME (LOSS)

     Caliper has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". The only component of comprehensive income(loss) is unrealized gains and losses on the available-for-sale securities. Comprehensive income (loss) has been disclosed in the Statement of Redeemable Convertible Preferred Stock and Stockholders' Equity.

STOCK-BASED COMPENSATION

     Caliper accounts for its stock options and equity awards in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and has elected to follow the "disclosure only" alternative prescribed by Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). Caliper accounts for stock options issued to non-employees in accordance with the provisions of SFAS No. 123 and

                           CALIPER TECHNOLOGIES CORP.

Emerging Issues Task Force 96-18. For the year ended December 31, 2000, compensation expense related to stock options issued to non-employees was $254,000.

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

     A reconciliation of shares used in the calculations is as follows (in thousands):

                                                         YEARS ENDED DECEMBER 31,
                                                      -------------------------------
                                                        2000        1999       1998
                                                      --------    --------    -------
Basic and diluted:
  Net loss..........................................  $(13,317)   $(14,373)   $(2,975)
  Accretion on redeemable convertible preferred
     stock..........................................        --      (2,328)    (2,174)
                                                      --------    --------    -------
Net loss attributable to common stockholders........  $(13,317)   $(16,701)   $(5,149)
                                                      ========    ========    =======
Weighted-average shares of common stock
  outstanding.......................................    21,939       3,909      2,596
Less: weighted-average shares subject to
  repurchase........................................       (86)       (246)      (439)
                                                      --------    --------    -------
Weighted-average shares used in basic and diluted
  net loss per share................................    21,853       3,663      2,157
                                                      ========    ========    =======
Pro forma basic and diluted (unaudited):
  Net loss..........................................              $(14,373)   $(2,975)
                                                                  ========    =======
Shares used above...................................                 3,663      2,157
Adjustment to reflect weighted-average effect of
  assumed conversion of preferred stock.............                11,915     12,190
                                                                  --------    -------
Weighted-average shares used in pro forma basic and
  diluted net loss per share (unaudited)............                15,578     14,347
                                                                  ========    =======

     The following outstanding options and warrants (prior to the application of the treasury stock method), and convertible preferred stock (on an as-converted basis) were excluded from the computation of diluted net loss per share as they had an antidilutive effect (in thousands):

                                                             YEARS ENDED DECEMBER 31,
                                                             ------------------------
                                                             2000     1999      1998
                                                             -----    -----    ------
Options and warrants.......................................  3,082    2,497     1,263
Convertible preferred stock................................     --       --    12,533

SIGNIFICANT CONCENTRATIONS

     Financial instruments that potentially subject Caliper to concentrations of credit risk primarily consist of cash equivalents and marketable securities (see
Note 3).

     In 1998, Roche, Agilent Technologies and Amgen represented 40%, 40%, and 17% of total revenues, respectively. In 1999, Agilent Technologies represented 50% of total revenues and two of Caliper's Technology Access Program customers accounted for 21% and 17% of total revenues. In 2000, Agilent Technologies

                           CALIPER TECHNOLOGIES CORP.

represented 45% of total revenues and three of Caliper's Technology Access Program customers accounted for 18%, 14% and 13% of total revenues.

     Caliper relies on several companies as the sole source of various materials in its manufacturing process. Any extended interruption in the supply of these materials could result in the failure to meet customer demand.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board or FASB issued statement of Financial Accounting Standards No. 133, "Accounting for Derivative Financial Instruments and for Hedging Activities" or SFAS 133 which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. In June 1999, FASB issued Financial Accounting Standards No. 137 which deferred the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. Caliper will adopt the new statement effective January 1, 2001. The adoption of SFAS 133 is not anticipated to have an impact on the Company's results of operations of financial condition when adopted as the Company holds no derivative financial instruments and does not currently engage in hedging activities. In June 2000, the FASB issued SFAS 138, a significant amendment of SFAS 133 which is effective simultaneously with SFAS
133. SFAS 138 does not amend any of the fundamental precepts of SFAS 133, but addresses some of the impractical aspects of the original statement, which were incompatible with many common current hedging approaches.

     In March 2000, the FASB issued No. 44, "Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of APB 25" or FIN 44. This Interpretation clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions recorded in FIN 44 cover specific events that occur after either December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000. The effects of applying FIN 44 are recognized on a prospective basis from July 1, 2000. The adoption of FIN 44 does not have a material impact on the Company's financial statements.

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

     Caliper currently has four Technology Access Program customers for its high throughput screening systems: Millennium Pharmaceuticals, Inc. ("Millennium"), Eli Lilly and Company ("Eli Lilly"), Amgen, Inc. ("Amgen") and Hoffmann-La Roche Inc. ("Roche").

     Millennium. Caliper signed a broad technology access and application development collaboration with Millennium in March 2000. The term is two years with an option to renew in the third year.

     Eli Lilly. Caliper signed a technology access agreement with Eli Lilly in August 1999. The term is three years, although Eli Lilly may temporarily suspend its Technology Access Program participation and later reinitiate participation, during which time Caliper's support and assistance obligations will also be suspended. Eli Lilly may terminate the agreement on any anniversary.

     Amgen. Caliper entered into a technology access agreement with Amgen in December 1998. Under this agreement, Amgen may delay payment of its second annual subscription fee until Caliper has delivered an initial ultra high throughput system. The term of this agreement is three years, although Amgen may terminate the agreement on any anniversary.

     Hoffmann-La Roche. Caliper entered into a technology access agreement with Roche in November 1998, which concluded in July 2000. This agreement supersedes an earlier agreement under which Roche funded early development of the high throughput screening technology in exchange for certain exclusive rights to an ultra high throughput screening system. Under this earlier agreement, Roche purchased 854,701 shares of Caliper's redeemable convertible preferred stock Series C with an aggregate cost of $4.0 million. Roche now has non-exclusive rights similar to other Technology Access Program customers. Caliper did not receive an up-front license fee or annual subscription fee from Roche.

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

     Revenue from the alliance and programs discussed above were approximately $17.8 million, $11.2 million and $ 7.9 million in 2000, 1999 and 1998 respectively. Revenue earned from reimbursement of development and support activities approximated actual costs incurred.

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

 3. CASH EQUIVALENTS AND MARKETABLE SECURITIES

     The following is a summary of available-for-sale securities as of December 31, 2000:

                                                                 GROSS         GROSS
                                                  AMORTIZED    UNREALIZED    UNREALIZED    ESTIMATED
                                                    COST         LOSSES        GAINS       FAIR VALUE
                                                  ---------    ----------    ----------    ----------
                                                                    (IN THOUSANDS)
Money market fund...............................  $ 28,769        $ --          $ --        $ 28,769
Bonds of the U.S. Government and its agencies...    26,486          --            90          26,576
Commercial paper................................   135,816         (17)          555         136,354
                                                  --------        ----          ----        --------
                                                  $191,071        $(17)         $645        $191,699
                                                  ========        ====          ====        ========
Reported as:
  Cash equivalents..............................  $ 36,294        $ --          $ --        $ 36,294
  Short-term marketable securities..............   106,118         (17)          202         106,303
  Long-term marketable securities...............    48,659          --           443          49,102
                                                  --------        ----          ----        --------
                                                  $191,071        $(17)         $645        $191,699
                                                  ========        ====          ====        ========

     At December 31, 2000, net unrealized gain on marketable securities has been included in the Company's Statement of Redeemable Convertible Preferred Stock and Stockholders' Equity.

     The following is a summary of the cost and estimated fair value of available-for-sale securities at December 31, 2000, by contractual maturity:

                                                         AMORTIZED    ESTIMATED
                                                           COST       FAIR VALUE
                                                         ---------    ----------
                                                             (IN THOUSANDS)
Mature in one year or less.............................  $ 97,609      $ 97,665
Mature after one year through three years..............    93,462        94,034
                                                         --------      --------
          Total........................................  $191,071      $191,699
                                                         ========      ========

     The following is a summary of available-for-sale securities as of December 31, 1999:

                                                                 GROSS         GROSS
                                                  AMORTIZED    UNREALIZED    UNREALIZED    ESTIMATED
                                                    COST         LOSSES        GAINS       FAIR VALUE
                                                  ---------    ----------    ----------    ----------
                                                                    (IN THOUSANDS)
Money market fund...............................  $ 44,772       $  --          $--         $ 44,772
Bonds of the U.S. Government and its agencies...     6,255         (17)          --            6,238
Commercial paper................................    49,322        (161)          45           49,206
                                                  --------       -----          ---         --------
                                                  $100,349       $(178)         $45         $100,216
                                                  ========       =====          ===         ========
Reported as:
  Cash equivalents..............................  $ 44,772       $  --          $--         $ 44,772
  Short-term marketable securities..............    28,512         (36)          45           28,520
  Long-term marketable securities...............    27,065        (142)          --           26,924
                                                  --------       -----          ---         --------
                                                  $100,349       $(178)         $45         $100,216
                                                  ========       =====          ===         ========

                           CALIPER TECHNOLOGIES CORP.

     At December 31, 1999, net unrealized loss on marketable securities has been included in the Company's Statement of Redeemable Convertible Preferred Stock and Stockholders' Equity .

     Gross realized gains and losses on sales of available for sale securities were immaterial.

 4. NOTES RECEIVABLE

     At December 31, 1999, Caliper held a note receivable of $200,000 from an officer of Caliper. This note, which bears interest at 6.61% per year from January 2002, is collateralized by certain personal assets of the officer and has certain amortization schedules for periodic payments with the final payment to be made at the end of 2006. In addition to the $200,000 note receivable, Caliper held an unsecured promissory note of $425,000 in connection with a loan to a second officer of Caliper. The note bears interest at 5.96% per year and is repayable upon the earlier of July 29, 2005 or the voluntary termination of his employment with Caliper. In February 2000 in connection with his performance review, $85,000 of this loan was forgiven. In July 2000, an additional $75,000 was loaned to the second officer with the same provision.

 5. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                              DECEMBER 31,
                                                           ------------------
                                                            2000       1999
                                                           -------    -------
                                                             (IN THOUSANDS)
Machinery, equipment, and furniture......................  $11,099    $ 6,599
Leasehold improvements...................................    2,327      1,033
                                                           -------    -------
                                                            13,426      7,632
Accumulated depreciation and amortization................   (4,325)    (2,286)
                                                           -------    -------
Property and equipment, net..............................  $ 9,101    $ 5,346
                                                           =======    =======

     As of December 31, 2000 and 1999 property and equipment includes assets acquired under capital leases of approximately $8.2 million and $6.8 million. Accumulated depreciation related to leased assets was approximately $4.0 million and $2.3 million at December 31, 2000 and 1999.

 6. EQUIPMENT FINANCING AND RENTAL COMMITMENTS

     As of December 31, 2000, Caliper had $8.2 million of property and equipment financed through capital lease obligations and approximately $4.1 million unused and available under an equipment financing credit line. The obligations under the equipment financings are secured by the equipment financed, bear interest at a weighted-average fixed rate of approximately 11.4%, and are due in monthly installments through December 2004. Under the terms of one equipment financing agreement, ownership of the financed equipment may be purchased by Caliper at fair value at the end of the financing term. Other equipment financing agreements require a balloon payment at the end of each loan term.

                           CALIPER TECHNOLOGIES CORP.

     As of December 31, 2000, future minimum lease payments under operating and capital leases and principal payments on equipment loans are as follows:

                                                                  CAPITAL LEASES
                                                     OPERATING          AND
                                                      LEASES      EQUIPMENT LOANS
                                                     ---------    ---------------
                                                            (IN THOUSANDS)
Years ending December 31:
  2001.............................................   $ 3,686         $ 1,688
  2002.............................................     3,773           1,427
  2003.............................................     3,860           1,511
  2004.............................................     3,984             596
  2005.............................................     4,112              --
  Thereafter.......................................    11,774              --
                                                      -------         -------
          Total minimum lease and principal
            Payments...............................   $31,189           5,222
                                                      =======
Amount representing interest.......................                       (17)
                                                                      -------
Present value of future payments...................                     5,205
Current portion of equipment financing.............                    (1,671)
                                                                      -------
Noncurrent portion of equipment financing..........                   $ 3,534
                                                                      =======

     In May 2000, Caliper drew down the remaining $855,000 balance of the equipment financing credit line which existed as of December 31, 1999 at a weighted-average interest rate of 12.9%. In May 2000, Caliper also entered into a $5.0 million financing agreement with a financial institution for the purchase of property and equipment which bears interest commensurate to the U.S. Treasury yield to maturity for a note with a forty-eight month maturity plus a loan margin. The drawdown period under the equipment financing credit line expires on June 30, 2001. As of December 31, 2000, Caliper drew down approximately $887,000 under the new line at a weighted average interest rate of 12.8% and had $4.1 million remaining available under this arrangement.

     Rent expense relating to operating leases was approximately $2.5 million in 2000, $1.8 million in 1999, and $695,000 in 1998.

     In December 1998, Caliper entered into a 10-year facility operating lease agreement. Caliper also entered into a sublease agreement pursuant to which it received a monthly amount of $18,000 from December 1998 through November 1999 and a monthly amount of $24,000 in December 1999 and January 2000. In June 2000, Caliper entered into an 8-year facility operating lease agreement and also entered into a sublease agreement for a monthly amount of $42,000 from September 2000 through June 2001. The annual increase is 4% for the first operating lease agreement and is 3% for the second agreement. In connection with both of these facility leases, Caliper has a $3.0 million standby letter-of-credit arrangement with a bank expiring in year 2008. Caliper has pledged a certificate of deposit of $3.0 million as collateral on outstanding letters of credit related to Caliper's operating lease agreements and is classified as security deposits on the balance sheet.

 7. REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

PRIVATE PLACEMENT

     In August 2000, Caliper completed a private placement of 2,300,000 shares of its common stock to selected institutional investors, at a per share price of $48.00. Caliper received aggregate gross proceeds from the offering of approximately $110.4 million before payment of placement agent fees and other expenses of approximately $5.5 million.

                           CALIPER TECHNOLOGIES CORP.

CONVERTIBLE PREFERRED STOCK

     During 1999 and 1998, Caliper recorded $2.3 million and $2.2 million, respectively, for accretions up to the date of initial public offering. Upon the closing of the initial public offering, each of the outstanding 11,703,692 redeemable convertible preferred stock and 829,142 convertible preferred stock was automatically converted into one share of common stock.

WARRANTS

     In January 1996, in connection with an equipment financing agreement, Caliper issued a warrant that entitles the holder to purchase 3,276 shares of common stock at an exercise price of $1.22 per share. In June 2000, the warrant was exercised under a net exercise provision and 3,194 shares of common stock were issued.

     In May 1996, in connection with a capital lease agreement, Caliper granted a warrant that entitles the holder to purchase 32,767 shares of Series B preferred stock at an exercise price of $1.22 per share. In June 2000, the warrant was exercised under a net exercise provision and 31,862 shares of common stock were issued.

     In October 1996, in connection with certain agreements, Caliper issued two warrants that entitle the holders to purchase a total of 38,460 shares of common stock at an exercise price of $1.22 per share. One of these warrants is exercisable through October 11, 2006. In July 2000, the warrant was exercised under a net exercise provision and 18,729 shares of common stock were issued.

     No amounts have been recorded by Caliper for the above warrant issuances, as the amounts were determined to be immaterial at the time of issuance.

     In August 1995, Caliper executed an agreement which called for the issue of two warrants, upon achievement of a certain patent milestone, to purchase a total of 38,460 shares of common stock at an exercise price of $1.22 per share. This patent milestone was met in December 1999, and the two warrants were issued in February 2000. These warrants will expire in January 2006. The fair value of the warrants was capitalized in 1999 and is being amortized over 5 years. One of these warrants is exercisable through January 17, 2006. In July 2000, one of these warrants was exercised under a net exercise provision and 18,729 shares of common stock were issued.

COMMON STOCK SUBJECT TO REPURCHASE

     Common stock issued to founders of Caliper vest generally over five years at 20% one year from the date of grant and on a monthly, pro rata basis thereafter. At December 31, 2000, 20,299 shares are unvested and remain subject to repurchase at the original issuance price in the event of termination of employment or services to Caliper. Caliper has not repurchased any shares in accordance with these rights.

STOCK OPTION PLANS

     In October 1999, Caliper's board of directors and stockholders adopted the 1999 Equity Incentive Plan ("1999 Equity Plan"). The 1999 Equity Plan amended and restated the 1996 Stock Incentive Plan and increased the shares reserved for issuance to 4 million. In addition, the 1999 Equity Plan provides for an automatic increase in the shares reserved for issuance by the greater of 5% of outstanding shares on a fully-diluted basis or the number of shares that have been made subject to awards granted under the 1999 Equity Plan during the prior 12-month period. The automatic share reserve increase may not exceed 12,820,000 shares in aggregate over the 10-year period. In June 2000, an additional 1,439,198 shares of common stock became issuable under this plan.

     In October 1999, Caliper's board of directors and stockholders adopted the 1999 Non-Employee Directors' Stock Option Plan ("1999 Directors' Plan") which provides for the automatic grant of options to

                           CALIPER TECHNOLOGIES CORP.

non-employee directors. A total of 200,000 shares of common stock has been reserved for issuance under this plan. The number of shares reserved for issuance will automatically increase by the greater of 0.3% of outstanding shares on a fully-diluted basis or the number of shares subject to options granted under the 1999 Directors' Plan during the prior 12-month period. In June 2000, an additional 69,496 shares of common stock became issuable under this plan.

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

     A summary of activity under the plans is as follows:

                                                             OPTIONS OUTSTANDING         WEIGHTED-
                                                        -----------------------------     AVERAGE
                                           OPTIONS      NUMBER OF        EXERCISE        EXERCISE
                                          AVAILABLE      OPTIONS          PRICE            PRICE
                                          ----------    ---------    ----------------    ---------
Balance at December 31, 1997............     328,175    1,151,284    $ 0.06 - $  0.62     $ 0.43
  Authorized............................   1,282,038           --           --                --
  Granted...............................    (423,253)     423,253    $ 0.62 - $  0.97     $ 0.86
  Exercised.............................          --     (181,881)   $ 0.06 - $  0.62     $ 0.45
  Canceled..............................     318,088     (326,649)   $ 0.06 - $  0.62     $ 0.45
                                          ----------    ---------
Balance at December 31, 1998............   1,505,048    1,066,007    $ 0.06 - $  0.97     $ 0.59
  Authorized............................   1,474,109           --           --                --
  Granted...............................  (1,728,454)   1,728,454    $ 0.97 - $ 14.00     $ 2.88
  Exercised.............................          --     (389,638)   $ 0.06 - $  0.97     $ 0.59
  Canceled..............................      20,839      (20,839)   $ 0.62 - $  0.97     $ 0.70
                                          ----------    ---------
Balance at December 31, 1999............   1,271,542    2,383,984    $ 0.06 - $ 14.00     $ 2.25
  Authorized............................   1,508,694           --           --                --
  Awards................................      (6,250)          --           --                --
  Granted...............................    (916,681)     916,681    $24.13 - $162.00     $59.67
  Exercised.............................          --     (230,703)   $ 0.06 - $ 14.00     $ 1.05
  Canceled..............................      23,513      (27,060)   $ 0.06 - $ 77.00     $ 3.26
                                          ----------    ---------
Balance at December 31, 2000............   1,880,818    3,042,902    $ 0.06 - $162.00     $19.63
                                          ==========    =========

     Caliper granted nonqualified options of 391,841, 303,845, and 79,484, and for the years ended December 31, 2000, 1999 and 1998, respectively.

     The weighted-average fair value of options granted during 2000, 1999 and 1998 was $47.60, $0.73 and $0.20, respectively.

                           CALIPER TECHNOLOGIES CORP.

     The following table summarizes information with respect to stock options outstanding at December 31, 2000:

                               OPTIONS OUTSTANDING
                  ---------------------------------------------      OPTIONS EXERCISABLE
                                  WEIGHTED                        --------------------------
                                  AVERAGE           WEIGHTED      NUMBER        WEIGHTED
    RANGE OF       NUMBER        REMAINING          AVERAGE         OF      AVERAGE EXERCISE
 EXERCISE PRICE   OF SHARES   CONTRACTUAL LIFE   EXERCISE PRICE   SHARES         PRICE
----------------  ---------   ----------------   --------------   -------   ----------------
$ 0.06 - $  0.62    393,090         6.3             $  0.45       209,719        $ 0.38
$ 0.97 - $  0.97  1,014,802         8.1             $  0.97       275,797        $ 0.97
$ 3.12 - $  3.12    561,083         8.8             $  3.12       135,496        $ 3.12
$12.99 - $ 14.00    157,946         8.9             $ 13.82       32,089         $13.82
$24.13 - $ 36.00    157,451         9.3             $ 28.87           --             --
$37.50 - $ 56.02    267,800         9.6             $ 47.79           --             --
$56.38 - $ 79.50    453,080         9.3             $ 72.19       33,617         $58.35
$89.00 - $162.00     37,650         9.2             $122.04           --             --
                  ---------                                       -------
$0.06 - $162.00.. 3,042,902         8.4             $ 19.63       686,718        $ 4.62
                  ---------                                       -------

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

     A summary of activity of options assumed as part of the ChemCore merger is as follows:

                                                           OPTIONS OUTSTANDING
                                                          ---------------------
                                                          NUMBER OF    EXERCISE
                                                           OPTIONS      PRICE
                                                          ---------    --------
Balance at December 31, 1997............................   132,936      $0.36
Exercised...............................................    (9,950)     $0.36
                                                          --------
Balance at December 31, 1998............................   122,986      $0.36
Exercised...............................................  (122,986)     $0.36
                                                          --------
Balance at December 31, 1999............................        --
                                                          ========

EMPLOYEE STOCK PURCHASE PLAN

     In October 1999, the board of directors and stockholders adopted the 1999 Employee Stock Purchase Plan ("1999 Purchase Plan"). A total of 300,000 shares of common stock has been reserved for issuance under the 1999 Purchase Plan. The number of shares reserved automatically increases by the greater of 0.5% of outstanding shares on a fully-diluted basis or the number of shares issued under the 1999 Purchase Plan during the prior 12-month period. The automatic share reserve increase may not exceed 3 million shares in aggregate over the 10-year period. The 1999 Purchase Plan permits eligible employees to acquire shares of Caliper's common stock through payroll deductions of up to 10% of their gross earnings. No employee may participate in the 1999 Purchase Plan if immediately after the grant the employee has voting power over 5% or more of the outstanding capital stock. Under the 1999 Purchase Plan, the board may specify offerings of up to 27 months. Unless the board determines otherwise, common stock may be purchased at the lower of 85% of the fair market value of Caliper's common stock on the first day of the offering or 85% of the fair market value of Caliper's common stock on the purchase date. The initial offering period began on the effective date of the initial public offering. Caliper issued 69,201 shares under the 1999 Purchase Plan in the year 2000 at a

                           CALIPER TECHNOLOGIES CORP.

weighted average price of $14.27. In June 2000, an additional 115,827 shares of common stock became issuable under the 1999 Purchase Plan. As of December 31, 2000, 346,626 shares remain available for future issuance.

STOCK BASED COMPENSATION

     Pro forma information regarding net loss and net loss per share is required by SFAS 123, and has been determined as if Caliper had accounted for its employee stock options under the fair-value method of that Statement. The fair value of these options was estimated at the date of grant using the Black-Scholes method and the following assumptions for 1998 and 1999: volatility of 0.01, risk-free interest rate of 6%, an expected life of five years and no dividends. The assumptions used for 2000 were: volatility of 120%, risk-free interest rate of 6.28%, an expected life of four years, and no dividends. The following assumptions were used for the 1999 Purchase Plan: volatility of 120%, risk-free interest rate of 5.68%, an expected life of six months, and no dividends.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options using the graded vesting method. Caliper's pro forma information is as follows:

                                                            YEARS ENDED DECEMBER 31,
                                                      -------------------------------------
                                                         2000          1999         1998
                                                      ----------    ----------    ---------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net loss attributable to common stockholders:
  As reported.......................................   $(13,317)     $(16,701)     $(5,149)
  Pro forma.........................................   $(21,991)     $(17,319)     $(5,223)
Basic and diluted net loss per share:
  As reported.......................................   $  (0.61)     $  (4.56)     $ (2.39)
  Pro forma.........................................   $  (1.01)     $  (4.73)     $ (2.42)

     The effects of applying SFAS 123 for pro forma disclosures are not likely to be representative of the effects on reported net loss for future years.

     Caliper has recorded deferred stock compensation of approximately $500,000 for the year ended December 31, 1998 and $12.7 million for the year ended December 31, 1999, representing the difference between the exercise price of the options granted and the deemed fair value of the common stock. These amounts are being amortized by charges to operations over the vesting periods of the individual stock options using the graded vesting method. Such amortization expense amounted to approximately $4.5 million and $3.9 million for the years ended December 31, 2000 and December 31, 1999, respectively.

RESERVED STOCK

     As of December 31, 2000, Caliper had reserved shares of common stock for future issuance as follows:

Stock options.............................................  4,654,224
Warrants..................................................     38,460
1999 Purchase Plan........................................    346,626
1999 Directors' Plan......................................    269,496
                                                            ---------
                                                            5,308,806
                                                            =========

                           CALIPER TECHNOLOGIES CORP.

 8. INCOME TAXES

     Caliper has no provision for U.S. federal or state income taxes for any period as it has incurred operating losses.

     As of December 31, 2000, Caliper had federal and California net operating loss carryforwards of approximately $31.5 million and $2.7 million. Caliper also had federal research and development tax credit carryforwards of approximately $900,000 and $400,000. The federal net operating loss and credit carryforwards will expire at various dates beginning in the year 2003 through 2020, if not utilized. The state of California net operating losses will begin to expire in year 2003, if not utilized.

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

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets for financial reporting purposes and the amounts used for income tax purposes. Significant components of Caliper's deferred tax assets for federal and state income taxes are as follows:

                                                             DECEMBER 31,
                                                         --------------------
                                                           2000        1999
                                                         --------    --------
                                                            (IN THOUSANDS)
Net operating loss carryforwards.......................  $ 10,900    $  7,000
Research credit carryforwards..........................     1,350       1,400
Capitalized research and development...................     1,658       1,500
Other, net.............................................     2,790         600
                                                         --------    --------
Net deferred tax assets................................    16,698      10,500
Valuation allowance....................................   (16,698)    (10,500)
                                                         --------    --------
          Total........................................  $     --    $     --
                                                         ========    ========

     Because of Caliper's lack of earnings history, the deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $6.2 million, $4.2 million and $1.0 million during the years ended December 31, 2000, 1999 and 1998.

 9. 401(k) PLAN

     Caliper has a 401(k) plan qualified under section 401(k) of the Internal Revenue code that is available to all eligible employees. Caliper does not match employee contributions.

10. LITIGATION

     On March 22, 1999, Caliper filed a lawsuit in California Superior Court for the County of Santa Clara against Aclara Biosciences, Inc. and Caliper's former patent counsel, a patent attorney named Bertram Rowland, and his former law firm, Flehr, Hohbach, Test, Albritton and Herbert alleging that all the defendants misappropriated certain of Caliper's trade secrets relating to Caliper business plans, patents and intellectual property strategy. The suit also alleges that Caliper's former patent counsel committed a breach of the duties they owed to Caliper as its former attorneys. On September 14, 2000, Caliper reached a settlement agreement with Dr. Rowland and Flehr, Hohbach, Albritton, Test and Herbert in this case. The settlement provided Caliper with a $12.0 million cash payment from these defendants as well as other terms. This settlement has no effect on Caliper's lawsuits with Aclara. In this same case, on October 27, 2000, the jury returned a verdict in favor of Caliper and against Aclara on Caliper's claims for misappropriation of trade

                           CALIPER TECHNOLOGIES CORP.

secrets and conversion of property. The jury awarded Caliper $52.6 million for damages to Caliper and unjust enrichment to Aclara, which the court reduced to $35.6 million.

     On January 12, 2000, Caliper filed a lawsuit in United States District Court for the Northern District of California alleging that Aclara is infringing four U.S. patents licensed to Caliper by Lockheed Martin Energy Research Corporation. These patents cover technology for controlling the flow of materials in microfluidic chips, as well as devices, systems and applications that make use of this technology. Caliper subsequently amended this complaint to add a fifth, related patent. Aclara counterclaimed for a declaratory judgment that the patents in this suit are invalid, unenforceable and are not infringed by Aclara.

     On April 23, 1999, Aclara Biosciences filed a lawsuit in United States District Court for the Northern District of California alleging that Caliper is making, using, selling or offering for sale microfluidic devices that infringe United States Patent Number 5,750,015 in willful disregard of Aclara's patent rights. This patent concerns methods and devices for moving molecules by the application of electrical fields. The Aclara action seeks damages for past and future reduced sales or lost profits based upon Caliper's alleged fabrication, use, sale or offer for sale of allegedly infringing products and processes, and seeks to enjoin Caliper's continued activities relating to these products. Caliper counterclaimed for a declaratory judgment of noninfringement, invalidity and unenforceability of all claims of the Aclara patent. On July 19, 2000, the federal judge in this action issued an order finding that eight of the eleven claims asserted against Caliper are invalid, and interpreting the remaining asserted claims. On October 27, 2000, the federal judge issued a second order holding that our products do not literally infringe Aclara's patent, but allowing the suit to proceed on the issue of whether our products infringe under a legal theory known as the doctrine of equivalents and whether the patent is valid and enforceable.

     On January 7, 2001, Caliper announced its comprehensive settlement agreement with Aclara Biosciences on all pending litigation between the two companies. Under the terms of the settlement both companies agreed to dismiss all suits and countersuits in the federal and state court actions and to cross-license selected patents. The settlement provides Caliper with freedom to operate under Aclara's "022 family of patents, which includes the "015 and other patents, for its glass chips and related instruments through a fully paid, royalty-free license. Under the terms of the agreement, Aclara will also pay Caliper $37.5 million over the next three years in a combination of stock, cash, and committed minimum royalties. Caliper has agreed to license to Aclara the "Ramsey" family of patents for use with Aclara's polymer chips and related instruments in exchange for license fees and royalties. The two companies have also agreed to an alternative dispute resolution procedure for handling potential future patent disagreements out of court.

                           CALIPER TECHNOLOGIES CORP.

11. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                      FIRST     SECOND      THIRD      FOURTH
                                                     QUARTER    QUARTER    QUARTER    QUARTER
                                                     -------    -------    -------    --------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
2000
Revenue............................................  $ 3,912    $ 4,158    $ 5,507    $  4,987
Operating loss.....................................   (7,338)    (6,568)    (7,803)    (10,056)
Income (loss) before cumulative effect of a change
  in accounting principle..........................   (6,000)    (5,248)     6,067      (5,842)
Cumulative effecting of a change in accounting
  principle........................................   (2,294)        --         --          --
Net income (loss)..................................   (8,294)    (5,248)     6,067      (5,842)
Basic and pro forma basic income (loss) per share
  Income (loss) before cumulative effect of a
     change in accounting principle................  $ (0.29)   $ (0.25)   $  0.28    $  (0.25)
  Cumulative effect of a change in accounting
     principle.....................................    (0.11)        --         --          --
                                                     -------    -------    -------    --------
  Net income (loss)................................  $ (0.40)   $ (0.25)   $  0.28    $  (0.25)
                                                     =======    =======    =======    ========
Diluted and pro forma diluted income (loss) per
  share
  Income (loss) before cumulative effect of a
     change in accounting principle................  $ (0.29)   $ (0.25)   $  0.25    $  (0.25)
  Cumulative effect of accounting change...........    (0.11)        --         --          --
                                                     -------    -------    -------    --------
  Net income (loss)................................  $ (0.40)   $ (0.25)   $  0.25    $  (0.25)
                                                     =======    =======    =======    ========
1999
Revenue............................................  $ 2,283    $ 3,162    $ 3,414    $  3,228
Operating loss.....................................   (2,382)    (2,763)    (3,782)     (6,598)
Net loss...........................................   (2,063)    (2,493)    (3,570)     (6,247)
Net loss attributable to common stockholders.......   (2,670)    (3,100)    (4,178)     (6,753)
Net loss per common share, basic and diluted.......  $ (1.05)   $ (1.16)   $ (1.48)   $  (0.41)
                                                     =======    =======    =======    ========
Pro forma amounts assuming the change in accounting
  principle was applied retroactively (unaudited):
Net loss...........................................  $(1,946)   $(2,376)   $(4,147)   $ (5,797)
Net loss per share, basic and diluted
  (unaudited)......................................  $ (0.13)   $ (0.16)   $ (0.27)   $  (0.35)
                                                     =======    =======    =======    ========

                                 EXHIBIT INDEX

  EXHIBIT
  NUMBER                         DESCRIPTION OF DOCUMENT
  -------                        -----------------------
 3.1(1)        Amended and Restated Certificate of Incorporation of
               Caliper.
 3.2(2)        Bylaws of Caliper.
 4.1           Reference is made to Exhibits 3.1 and 3.2.
 4.2(3)        Specimen Stock Certificate.
10.1(3)        Lease Agreement, dated December 1, 1998, between Caliper and
               605 East Fairchild Associates, L.P.
10.2(3)(4)     1996 Equity Incentive Plan.
10.3(3)(4)     1999 Equity Incentive Plan.
10.4(3)(4)     1999 Employee Stock Purchase Plan.
10.5(3)(4)     1999 Non-Employee Directors' Stock Option Plan.
10.6(3)(4)     Employment Agreement, dated January 18, 1999, between
               Caliper and Daniel L. Kisner, M.D.
10.7(3)(4)     Promissory Note, dated July 29, 1999, between Caliper and
               Daniel L. Kisner, M.D.
10.8(3)        Amended and Restated Investor Rights Agreement, dated May 7,
               1998, among Caliper and certain stockholders of Caliper.
10.9(3)(4)     Form of Indemnification Agreement entered into between
               Caliper and its directors and executive officers.
10.10(3)(5)    Collaboration Agreement, dated May 2, 1998, between Caliper and Hewlett-Packard Company.
10.11(3)(5)    Termination, Transition and Technology Access Program
               Agreement, dated November 24, 1998, between Caliper and
               Hoffmann-La Roche Inc.
10.12(3)(5)    Technology Access Agreement, dated December 21, 1998,
               between Caliper and Amgen, Inc.
10.13(3)(5)    Technology Access Agreement, dated August 12, 1999, between
               Caliper and Eli Lilly and Company.
10.14(3)(5)    Screening Collaboration Agreement, dated December 16, 1998, between Caliper and Neurocrine Biosciences, Inc.
10.15(3)(5)    Sole Commercial Patent License Agreement, effective
               September 1, 1995, between Lockheed Martin Energy Research
               Corporation and Caliper, as amended (domestic).
10.16(3)(5)    Sole Commercial Patent License Agreement, effective
               September 1, 1995, between Lockheed Martin Energy Research
               Corporation and Caliper, as amended (international).
10.17(3)(4)    Consulting Agreement, dated April 30, 1997, between Caliper and Dr. David V. Milligan.
10.18(3)(4)    Employment Agreement, dated September 23, 1999, between
               Caliper and James L. Knighton.
10.19(3)(4)    Consulting Agreement, dated May 1, 1997, between Caliper and
               Regis McKenna.
10.20(3)(4)    Promissory Note, dated March 25, 1997, between Caliper and
               Michael R. Knapp, Ph.D.
10.21(3)(4)    Option Agreement, dated August 9, 1995, between Caliper and
               Michael R. Knapp, Ph.D.
10.22(3)(4)    Amendment to Option Agreement, dated August 25, 1995,
               between Caliper, Michael R. Knapp, Ph.D., J. Michael Ramsey,
               Ph.D. and Avalon Medical Partners.
10.23(3)(4)    The Corporate Plan for Retirement Select Plan Adoption
               Agreement and related Basic Plan Document.

  EXHIBIT
  NUMBER                         DESCRIPTION OF DOCUMENT
  -------                        -----------------------
10.24(6)       Warrant for the purchase of shares of Common Stock issued to
               Michael R. Knapp, dated October 11, 1996.
10.25(6)       Warrant for the purchase of shares of Common Stock issued to
               Michael R. Knapp, dated February 2, 2000.
10.26(5)(7)    Technology Access and Applications Development Agreement,
               dated March 24, 2000, between Caliper and Millennium
               Pharmaceuticals, Inc.
10.27(8)       Lease Agreement, dated June 23, 2000 and effective July 5,
               2000, between Caliper and Martin CBP Associates, L.P.
10.28(8)       Promissory Note, dated July 17, 2000, between Caliper and
               Daniel L. Kisner, M.D.
23.1           Consent of Ernst & Young LLP, independent auditors.
24.1           Power of Attorney (reference is made to the signature page of this report).

---------------
(1) Previously filed as Exhibit 3.3 to our Registration Statement on Form S-1, as amended, File No. 333-88827, filed on October 12, 1999 and incorporated by reference herein.

(2) Previously filed as Exhibit 3.4 to our Registration Statement on Form S-1, as amended, File No. 333-88827, filed on October 12, 1999 and incorporated by reference herein.

(3) Previously filed as the like-numbered Exhibit to our Registration Statement on Form S-1, as amended, File No. 333-88827, filed on October 12, 1999 and incorporated by reference herein.

(4) Management contract or compensatory plan or arrangement.

(5) Confidential treatment has been granted for a portion of this exhibit.

(6) Filed as the like-numbered exhibit to Annual Report of Form 10-K for the year ended December 31, 1999 and incorporated by reference herein.

(7) Previously filed as Exhibit 10.26 to Form 10-Q for the quarterly period ended March 31, 2000 and incorporated by reference herein.

(8) Previously filed as the like-numbered Exhibit to our Registration Statement on Form S-1, as amended, File No. 333-45942, filed on September 15, 2001, and incorporated by reference herein.