Form 10-K/A
period 2000-12-31
CALIPER TECHNOLOGIES CORP
filed 2001-04-23
CIK 1014672

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               AMENDMENT NO. 1 ON
                                   FORM 10-K/A

(MARK ONE)

[X] ANNUAL REPORT PERSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000 OR

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

                         Common Stock, $0.001 Par Value
                                (Title of Class)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ---     ---
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

                       DOCUMENTS INCORPORATED BY REFERENCE

     Certain information in Part III of the Annual Report on Form 10-K, which is amended by this Form 10-K/A, is incorporated by reference to the Proxy Statement for the registrant's 2001 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by the Form 10-K.

                                EXPLANATORY NOTE

     We are filing this amendment to our Annual Report on Form 10-K, originally filed with the Securities and Exchange Commission on March 16, 2001, solely for the purpose of adding a change of control plan for members of our senior management team to the exhibit index under Item 14. The plan was approved by the Board of Directors in December 2000 and is described further in our Proxy Statement for the 2001 Annual Meeting of the Stockholders.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  The following documents are filed as a part of this report:

          (1)  FINANCIAL STATEMENTS:                                 PAGE

               Report of Ernst & Young LLP, Independent
               Auditors.............................................. F-2

               Balance Sheets at December 31, 2000 and 1999.......... F-3

               Statements of Operations - Fiscal Years ended
               December 31, 2000, 1999 and 1998...................... F-4

               Statements of Redeemable Convertible Stock and
               Stockholders' Equity - Fiscal Years ended December 31,
               2000, 1999 and 1998................................... F-5

               Statements of Cash flows - Fiscal Years ended
               December 31, 2000, 1999 and 1998...................... F-6

               Notes to Financial Statements......................... F-7

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

                10.10(3)(5)    Collaboration Agreement, dated May 2, 1998, between Caliper and Hewlett-Packard Company.

                10.11(3)(5)    Termination, Transition and Technology Access Program Agreement, dated November 24, 1998, between Caliper and Hoffmann-La Roche Inc.

                10.12(3)(5)    Technology Access Agreement, dated December 21, 1998, between Caliper and Amgen, Inc.

                10.13(3)(5)    Technology Access Agreement, dated August 12, 1999, between Caliper and Eli Lilly and Company.

                EXHIBIT
                NUMBER                                  DESCRIPTION OF DOCUMENT
                -------                                 -----------------------
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

                10.25(6)       Warrant for the purchase of shares of Common Stock issued to Michael R. Knapp, dated February 2, 2000.

                10.26(5)(7)    Technology Access and Applications Development Agreement, dated March 24, 2000, between
                               Caliper and Millennium Pharmaceuticals, Inc.

                10.27(8)       Lease Agreement, dated June 23, 2000 and effective July 5, 2000, between Caliper and
                               Martin CBP Associates, L.P.

                10.28(8)       Promissory Note, dated July 17, 2000, between Caliper and Daniel L. Kisner, M.D.

                10.29(4)       Change of Control Plan.

                23.1(9)        Consent of Ernst & Young LLP, independent auditors.

                24.1(9)        Power of Attorney.

----------

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

(6) Previously filed as the like-numbered Exhibit to Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated by reference herein.

(7) Previously filed as Exhibit 10.26 to Form 10-Q for the quarterly period ended March 31, 2000 and incorporated by reference herein.

(8) Previously filed as the like-numbered Exhibit to our Registration Statement on Form S-1, as amended, File No. 333-45942, filed on September 15, 2001, and incorporated by reference herein.

(9) Previously filed as the like-numbered Exhibits to Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated by reference herein.

     (b)  Reports on Form 8-K

     No Current Report was filed during the three months ended December 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to Report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 23, 2001.

                                       CALIPER TECHNOLOGIES CORP.


                                       By: DANIEL L. KISNER*
                                           -------------------------------------
                                           Daniel L. Kisner, M.D.
                                           President and Chief Executive Officer

             SIGNATURES                                             TITLE                                   DATE
             ----------                                             -----                                   ----
          DANIEL L. KISNER*                    President, Chief Executive Officer and Director         April 23, 2001
----------------------------------------                (principal executive officer)
       Daniel L. Kisner, M.D.

        /s/ JAMES L. KNIGHTON               Executive Vice President and Chief Financial Officer       April 23, 2001
----------------------------------------                (principal financial officer)
          James L. Knighton

        ANTHONY HENDRICKSON*                                Corporate Controller                       April 23, 2001
----------------------------------------               (principal accounting officer)
         Anthony Hendrickson

         DAVID V. MILLIGAN*                          Chairman of the Board of Directors                April 23, 2001
----------------------------------------
      David V. Milligan, Ph.D.

          ANTHONY B. EVNIN*                                       Director                             April 23, 2001
----------------------------------------
       Anthony B. Evnin, Ph.D.

         CHARLES M. HARTMAN*                                      Director                             April 23, 2001
----------------------------------------
         Charles M. Hartman

          REGIS P. MCKENNA*                                       Director                             April 23, 2001
----------------------------------------
          Regis P. McKenna

          ROBERT T. NELSEN*                                       Director                             April 23, 2001
----------------------------------------
          Robert T. Nelsen

         MICHAEL STEINMETZ*                                       Director                             April 23, 2001
----------------------------------------
      Michael Steinmetz, Ph.D.


* By: /s/ JAMES L. KNIGHTON
     -----------------------------------
     James L. Knighton
     Attorney-in-Fact

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

10.25(6)       Warrant for the purchase of shares of Common Stock issued to Michael R. Knapp, dated February 2, 2000.

10.26(5)(7)    Technology Access and Applications Development Agreement, dated March 24, 2000, between
               Caliper and Millennium Pharmaceuticals, Inc.

10.27(8)       Lease Agreement, dated June 23, 2000 and effective July 5, 2000, between Caliper and
               Martin CBP Associates, L.P.

10.28(8)       Promissory Note, dated July 17, 2000, between Caliper and Daniel L. Kisner, M.D.

10.29(4)       Change of Control Plan.

23.1(9)        Consent of Ernst & Young LLP, independent auditors.

EXHIBIT
NUMBER                         DESCRIPTION OF DOCUMENT
-------                       -----------------------
24.1(9)        Power of Attorney.

----------

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

(6) Previously filed as the like-numbered Exhibit to Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated by reference herein.

(7) Previously filed as Exhibit 10.26 to Form 10-Q for the quarterly period ended March 31, 2000 and incorporated by reference herein.

(8) Previously filed as the like-numbered Exhibit to our Registration Statement on Form S-1, as amended, File No. 333-45942, filed on September 15, 2001, and incorporated by reference herein.

(9) Previously filed as the like-numbered Exhibits to Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated by reference herein.