Form 10-Q
period 2001-03-31
CALIPER TECHNOLOGIES CORP
filed 2001-05-14
CIK 1014672

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED MARCH 31, 2001

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

COMMON SHARES OUTSTANDING ON APRIL 27, 2001:  23,928,024

                           CALIPER TECHNOLOGIES CORP.
                                TABLE OF CONTENTS

                                                                                               Page
PART I Financial Information
       Item 1. Financial Statements (unaudited)
                Condensed Balance Sheets as of March 31, 2001
                   and December 31,  2000......................................................  2
                Condensed Statements of Operations for the Three Months
                   Ended March 31, 2001 and 2000...............................................  3
                Condensed Statements of Cash Flows for the Three Months
                   Ended March 31, 2001 and 2000...............................................  4
                Notes to Unaudited Condensed Financial Statements..............................  5

       Item 2. Management's Discussion and Analysis of Financial Condition and
                   Results of Operations....................................................... 10

       Item 3. Quantitative and Qualitative Disclosures About Market Risk...................... 18

PART II OTHER INFORMATION

       Item 1. Legal Proceedings............................................................... 18

       Item 2. Changes in Securities and Use of Proceeds....................................... 19

       Item 3. Defaults upon Senior Securities................................................. 20

       Item 4. Submission of Matters to a Vote of Security Holders............................. 20

       Item 5. Other Information............................................................... 20

       Item 6. Exhibits and Reports on Form 8-K................................................ 20


Signatures..................................................................................... 21

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           CALIPER TECHNOLOGIES CORP.

                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                               MARCH 31,      DECEMBER 31,
                                                                 2001            2000
                                                              -----------     ------------
                                                              (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents .............................      $   9,184       $  36,294
  Marketable securities .................................        118,724         106,303
  Accounts receivable ...................................          2,070           2,991
  Inventories ...........................................          4,018           2,206
  Other receivable ......................................           --             1,033
  Prepaid expenses and other current assets .............          1,526           1,237
                                                               ---------       ---------
Total current assets ....................................        135,522         150,064
Marketable securities ...................................         56,326          49,102
Other receivable ........................................         25,501            --
Investment in common stock ..............................          4,950            --
Security deposits .......................................          3,000           3,000
Property and equipment, net .............................         10,193           9,101
Notes receivable from officers ..........................            515             615
Other assets, net .......................................          2,653             632
                                                               ---------       ---------
Total assets ............................................      $ 238,660       $ 212,514
                                                               =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ......................................      $   1,840       $   2,960
  Accrued compensation ..................................          1,872           1,946
  Other accrued liabilities .............................            865           1,351
  Deferred revenue ......................................          3,216           3,763
  Current portion of equipment financing ................          1,657           1,671
                                                               ---------       ---------
Total current liabilities ...............................          9,450          11,691
Noncurrent portion of equipment financing ...............          3,491           3,534
Deferred revenue ........................................            111             194
Other noncurrent liabilities ............................            776             638

Commitments and contingencies
Stockholders' equity:
  Common stock ..........................................             23              23
  Additional paid-in capital ............................        249,309         249,004
  Deferred stock compensation ...........................         (4,004)         (4,772)
  Accumulated deficit ...................................        (22,022)        (48,426)
  Accumulated other comprehensive gain ..................          1,526             628
                                                               ---------       ---------
Total stockholders' equity ..............................        224,832         196,457
                                                               ---------       ---------
Total liabilities and stockholders' equity ..............      $ 238,660       $ 212,514
                                                               =========       =========


                             See accompanying notes.

                           CALIPER TECHNOLOGIES CORP.
                       CONDENSED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                             THREE MONTHS ENDED MARCH 31,
                                                                             ----------------------------
                                                                                 2001           2000
                                                                               --------       --------
Revenue:
  Licensing .............................................................      $  5,000       $   --
  Other revenue .........................................................         4,793          3,912
                                                                               --------       --------
Total revenue ...........................................................         9,793          3,912

Costs and expenses:
  Research and development ..............................................         9,831          7,091
  General and administrative ............................................         3,190          2,713
  Amortization of deferred stock compensation (1) .......................           768          1,446
                                                                               --------       --------
Total costs and expenses ................................................        13,789         11,250
                                                                               --------       --------
Operating loss ..........................................................        (3,996)        (7,338)
Interest income, net ....................................................         2,900          1,338
Gain on settlement of litigation ........................................        27,500           --
                                                                               --------       --------
Net income(loss) before accounting change ...............................        26,404         (6,000)
Cumulative effect of a change in accounting principle ...................          --           (2,294)
                                                                               --------       --------
Net income(loss) ........................................................      $ 26,404       $ (8,294)
                                                                               ========       ========
Net income(loss) per share, basic:
Net income(loss) before accounting change ...............................      $   1.11       $  (0.29)
Cumulative effect of a change in accounting principle ...................          --            (0.11)
                                                                               --------       --------
Net income(loss) per share ..............................................      $   1.11       $  (0.40)
                                                                               ========       ========
Shares used in computing net income(loss) per share, basic ..............        23,835         20,887

Net income(loss) per share, diluted:
Net income(loss) before accounting change ...............................      $   1.03       $  (0.29)
Cumulative effect of a change in accounting principle ...................          --            (0.11)
                                                                               --------       --------
Net income(loss) ........................................................      $   1.03       $  (0.40)
                                                                               ========       ========
Shares used in computing net income(loss)
  per share, diluted ....................................................        25,681         20,887


(1) Amortization of deferred stock compensation relates to the following:
     Research and development ...........................................      $    268       $    515
     General and administrative .........................................           500            931
                                                                               --------       --------
Total ...................................................................      $    768       $  1,446
                                                                               ========       ========

                           CALIPER TECHNOLOGIES CORP.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                         THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                       -----------------------
                                                                          2001         2000
                                                                       --------       --------
OPERATING ACTIVITIES
Net income(loss) ................................................      $ 26,404       $ (8,294)
Adjustments  to reconcile net income (loss) to net cash
 used in operating activities:
 Gain on settlement of litigation and non-cash license
     revenue ....................................................       (32,500)            --
 Cumulative effect of a change in accounting principle ..........          --            2,294
 Depreciation and amortization ..................................           746            460
 Amortization of deferred stock compensation ....................           768          1,446
 Stock options issued to non-employees ..........................           (58)           501
 Changes in operating assets and liabilities:
    Accounts receivable .........................................         1,954            820
    Notes receivable from officers ..............................           100             85
    Inventories .................................................        (1,812)          (920)
    Prepaid expenses and other current assets ...................          (289)          (436)
    Accounts payable and other accrued liabilities ..............        (1,606)           785
    Accrued compensation ........................................           (74)           130
    Deferred revenue ............................................          (630)          (508)
    Other noncurrent liabilities ................................           138             67
                                                                       --------       --------
Net cash used in operating activities ...........................        (6,859)        (3,570)
                                                                       --------       --------
INVESTING ACTIVITIES
Purchases of available-for-sale securities ......................       (68,572)       (34,478)
Proceeds from sales of available-for-sale securities ............        22,645          7,052
Proceeds from maturities of available-for-sale securities........        27,180         12,577
Purchase of property and equipment ..............................        (1,810)          (373)
                                                                       --------       --------
Net cash used in investing activities ...........................       (20,557)       (15,222)
                                                                       --------       --------
FINANCING ACTIVITIES
Proceeds from equipment financing ...............................           400            657
Payments of obligations under equipment financing ...............          (457)          (396)
Proceeds from issuance of common stock ..........................           363             17
                                                                       --------       --------
Net cash provided by financing activities .......................           306            278
                                                                       --------       --------
Net decrease in cash and cash equivalents .......................       (27,110)       (18,514)
Cash and cash equivalents at beginning of period ................        36,294         44,772
                                                                       --------       --------
Cash and cash equivalents at end of period ......................      $  9,184       $ 26,258
                                                                       ========       ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid ...................................................      $    160       $    150
                                                                       ========       ========
SUPPLEMENTAL DISCLOSURE OF SIGNIFICANT NONCASH
INVESTING ACTIVITIES
Other  receivable ...............................................        25,501           --
Investment in common stock ......................................         4,950           --
Other assets ....................................................         2,049           --


                                              See accompanying notes.

                           CALIPER TECHNOLOGIES CORP.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2000 filed by Caliper Technologies Corp.

REVENUE RECOGNITION

     Revenue is earned from Caliper's collaboration agreement, Technology Access Program agreements, Automated Microfluidics System 90, Applications Developer Program, licensing and royalty agreements and government grants.

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

TECHNOLOGY ACCESS PROGRAM AGREEMENTS

     Caliper has entered into a number of multi-year Technology Access Program agreements that include: (1) access to existing technology; (2) a multi-year subscription for technology developed during the subscription period; (3) development and support services; and (4) access to prototype LabChip systems developed during the subscription period. Caliper allocates the total arrangement fees to each element based on fair value. Fair value is based on renewal rates for subscriptions, prices established by Caliper's management having the relevant authority for development and support services and the price at which a program participant has the ability to purchase unspecified quantities of a specific prototype product.

     Prior to January 1, 2000, Caliper recognized non-refundable license fees under its Technology Access Programs as revenue upon transfer of the license to third parties and when no further performance obligations existed. Effective January 1, 2000, Caliper changed its method of accounting for non-refundable license fees to recognize such fees ratably over the term of the committed related Technology Access Program agreement. Caliper believes the change in accounting principle is preferable based on guidance provided in SEC Staff Accounting Bulletin No. 101 -- Revenue Recognition in Financial Statements. Caliper further believes that the change is preferable as it is possible that Technology Access Program participants would not pay the non-refundable license fees without Caliper's continuing involvement in the subscription period, in providing support services, and in making prototype products available for purchase during the subscription period. The $2.3 million cumulative effect of the change in accounting principle was reported as a charge in the period ended March 31, 2000. The cumulative effect was initially recorded as deferred revenue and is being recognized as revenue over the remaining contractual terms of the Technology Access Program agreements. During the quarter ended March 31, 2000, the impact of the change in accounting was to increase net loss by ($1.8 million), or ($0.09 per share), comprised of the $2.3 million cumulative effect of the change in accounting principle ($0.11 per share), net of $450,000 of the related deferred revenue which was recognized as revenue during the quarter ($0.02 per share). During the quarter ended March 31, 2001, we recorded $200,000 of the related deferred revenue as revenue ($0.01 per share). The remainder of the related deferred revenue will be recognized as revenue approximately as follows: $600,000 over the remainder of 2001 and $194,000 in 2002.

     Subscription fees are recognized ratably over the subscription period. When payment of the subscription fee is contingent upon reaching a milestone, revenue is deferred until the milestone is met. Support and development services revenue is recognized in the periods the costs are incurred. Product revenue is recognized upon transfer of title to the customer.

AUTOMATED MICROFLUIDICS SYSTEM 90 AND APPLICATIONS DEVELOPER PROGRAM

     Product revenue is recognized upon the transfer of title to customers and is recorded net of discounts, rebates and allowances. Service revenue is recognized ratably over the service term.

LICENSING AND ROYALTY

     Revenue from Caliper's up-front license fees is recognized when the earnings process is complete and no further obligations exist. If further obligations exist, the up-front license fee is recognized ratably over the obligation period. Royalties from licenses are based on third party sales and recorded as earned in accordance with contract terms, when third-party results are reliably measured and collectibility is assured.

GOVERNMENT GRANTS

     Caliper's grant from the National Institute of Standards and Technology provides for the reimbursement of qualified expenses for research and development as defined under the terms of the grant agreement. Revenue under grant agreements is recognized when the related research expenses are incurred.

DERIVATIVE AND HEDGING ACTIVITIES ACCOUNTING POLICY FOR DERIVATIVE INSTRUMENTS

     Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. In connection with the adoption of SFAS 133, the Company recognizes derivative financial instruments in the financial statements at fair value regardless of the purpose or intent for holding the instrument. Changes in the fair value of derivative financial instruments are either recognized periodically in income or in shareholders' equity as a component of comprehensive income (loss) depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it is designated as a fair value hedge or cash flow hedge. For derivative instruments that are designated and qualify as fair value hedge (i.e., hedging the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk), the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings during the period of the change in fair values. For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and is reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in current earnings during the period of change. Hedge effectiveness is assessed on a quarterly basis.

     As discussed in Note 4, Caliper has entered into a settlement agreement with Aclara BioSciences, Inc.. The terms of the agreement provide that if Caliper sells its 900,000 shares of Aclara's common stock between 18 and 24 months from the effective date of the settlement agreement, and the then fair value of Aclara's stock is less than $36.11 per share, Aclara will pay Caliper in cash a dollar amount equal to the difference between the aggregate fair value of the Aclara stock at the date the shares are disposed and $32.5 million. If the then fair value of the Aclara stock is greater than $36.11 per share, Caliper will receive no additional consideration from Aclara. Caliper is restricted from selling its shares of Aclara for 18 months following the effective date of the settlement agreement. If Caliper sells its shares of Aclara stock at any time after 24 months from the effective date of the settlement agreement, Aclara will have no obligation to provide any additional consideration to Caliper. As discussed in Note 4, Aclara has executed a fully-funded $32.5 million standby letter of credit in favor of Caliper to secure its performance under this potential obligation. In effect, Aclara has guaranteed the aggregate settlement amount of $32.5 million, so long as Caliper sells its Aclara stock within a specified period of time.

     Caliper has accounted for this arrangement as if it received $4.3 million in Aclara stock and a face value of $28.2 million other receivable reduced by the initial fair value ($2.7 million) of an embedded derivative. The embedded derivative has been designated as a fair value hedge of the Aclara stock. The mark-to-market change in the fair value of the Aclara stock is recorded in earnings in the other income or expense line on the statement of operations and is offset by the gains or losses in the fair value of the derivative reported in the same other income or expense line. The ineffective portion of the embedded derivative is also recorded in the other income or expense line on the statement of operations.

STOCK-BASED COMPENSATION

     Caliper accounts for its stock options and equity awards in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and has elected to follow the "disclosure only" alternative prescribed by Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). Caliper accounts for stock options issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force 96-18. For the quarters ended March 31, 2001 and 2000, compensation expense related to stock options issued to non-employees was ($58,000) and $501,000, respectively.

NET INCOME (LOSS) PER SHARE

     Basic earnings per share is calculated based on the weighted-average number of common shares outstanding during the period. Diluted earnings per share would give effect to the dilutive effect of common stock equivalents consisting of stock options and warrants (calculated using the treasury stock method). Potentially dilutive securities have been excluded from the diluted earnings per share computation for the quarter ended March 31, 2000 as they have an antidilutive effect due to Caliper's net loss in that quarter.

    A reconciliation of shares used in the calculations is as follows (in thousands):

                                                                  THREE MONTHS ENDED MARCH 31,
                                                                  ----------------------------
                                                                       2001         2000
                                                                     -------       -------
Basic:
Weighted-average shares of common stock outstanding ...........       23,853        21,018
Less: weighted-average shares subject to repurchase ...........          (18)         (131)
                                                                     -------       -------
Weighted-average shares used in basic net income(loss)
  per share ...................................................       23,835        20,887
                                                                     =======       =======
Diluted:
Weighted average shares of common stock outstanding ...........       23,853        21,018
Plus: weighted average shares of common stock equivalents .....        1,846          --

Less: weighted average shares subject to repurchase ...........          (18)         (131)
                                                                      ------        ------
Weighted average shares used in diluted net income(loss)
   per share ..................................................       25,681        20,887
                                                                     =======       =======

NOTE 2 - INVENTORIES

     Inventories consist of the following (in thousands):

                              March 31,  December 31,
                                2001        2000
                               ------      ------
Raw material ............      $3,360      $2,018
Work in process .........         473         151
Finished goods ..........         185          37
                               ------      ------
Total ...................      $4,018      $2,206
                               ======      ======


NOTE 3 -- COMPREHENSIVE INCOME (LOSS)

     The components of comprehensive income(loss) for the three months ended March 31, 2001 and 2000 are as follows (in thousands):

                                           Three Months Ended March 31,
                                           ----------------------------
                                                2001          2000
                                           ------------   -------------
Net income(loss) .......................      $26,404      $(8,294)
Unrealized gain(loss) on securities ....          898         (214)
                                              -------      -------
Comprehensive income(loss) .............      $27,302      $(8,508)
                                              =======      =======

NOTE 4 --  LITIGATION

     On March 22, 1999, Caliper filed a lawsuit in California Superior Court for the County of Santa Clara against Aclara and others alleging that all the defendants misappropriated certain of Caliper's trade secrets relating to Caliper business plans, patents and intellectual property strategy. On September 14, 2000, Caliper reached a settlement agreement with the defendants other than Aclara. On October 27, 2000, the jury returned a verdict in favor of Caliper and against Aclara on Caliper's claims for misappropriation of trade secrets and conversion of property. The jury awarded Caliper $52.6 million for damages to Caliper and unjust enrichment to Aclara, which the court reduced to $35.6 million.

     On April 23, 1999, Aclara filed a lawsuit in United States District Court for the Northern District of California alleging that Caliper was making, using, selling or offering for sale microfluidic devices in willful disregard of Aclara's patent rights. The Aclara action sought damages for past and future reduced sales or lost profits based upon Caliper's alleged fabrication, use, sale or offer for sale of allegedly infringing products and processes, and sought to enjoin Caliper's continued activities relating to these products. Caliper counterclaimed for a declaratory judgment of noninfringement, invalidity and unenforceability of all claims of the Aclara patent.

     On January 12, 2000, Caliper filed a lawsuit in United States District Court for the Northern District of California alleging that Aclara was infringing four U.S. patents licensed to Caliper by Lockheed Martin Energy Research Corporation. These patents cover technology for controlling the flow of materials in microfluidic chips, as well as devices, systems and applications that make use of this technology. Caliper subsequently amended this complaint to add a fifth, related patent. Aclara counterclaimed for a declaratory judgment that the patents in this suit were invalid, unenforceable and were not infringed by Aclara.

     On January 7, 2001, Caliper announced a comprehensive settlement agreement with Aclara on all pending litigation between the two companies. Under the terms of the settlement both companies agreed to dismiss all suits and countersuits in the federal and state court actions and to cross-license selected patents. The settlement provides Caliper with freedom to operate under Aclara's `022 family of patents, which includes the `015 and other patents, for its glass chips and related instruments through a fully paid, royalty-free license. Under the terms of the agreement, Aclara will also pay Caliper $37.5 million over the next three years in a combination of stock, cash, and committed minimum royalties. Caliper has agreed to license to Aclara the "Ramsey" family of patents for use with

Aclara's polymer chips and related instruments in exchange for license fees and royalties. The two companies have also agreed to an alternative dispute resolution procedure for handling potential future patent disagreements out of court.

     On March 22, 2001, in connection with the settlement agreement mentioned above, Caliper received 900,000 shares of Aclara's common stock with a then current fair value of $4.3 million. The common stock is restricted from sale for a period of 18 months from the date of the settlement agreement. As a component of the settlement agreement, Aclara has effectively guaranteed the value of the Aclara common stock to be $32.5 million at the time of Caliper's sale of the stock, provided that such sale occurs in the period from 18 months to 24 months from the effective date of the settlement agreement. Aclara entered into a fully-funded $32.5 million standby letter of credit in favor of Caliper to secure its performance under this potential obligation. Accordingly, Caliper has recognized the entire $32.5 million settlement in the quarter ended March 31, 2001. Caliper has recognized $5.0 million of license fee revenue and $27.5 million of litigation settlement in the income statement pursuant to the terms contained in the settlement agreement. Caliper does not have any further obligations under the agreement.

     Caliper has accounted for this arrangement as if it received $4.3 million in Aclara stock and a face value of $28.2 million other receivable reduced by the initial fair value ($2.7 million) of an embedded derivative. The latter two elements in combination represent the guarantee. The receivable will be accreted to its face value of $28.2 million over the life of the receivable using the level-yield method. The embedded derivative will be accounted for as discussed in Note 1.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Management's Discussion and Analysis of Financial Condition and Results of Operations as of March 31, 2001 and for the three month periods ended March 31, 2001 and March 31, 2000 should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2000.

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

OVERVIEW

     We are a leader in lab-on-a-chip technologies that miniaturize, integrate and automate many laboratory processes. We develop, manufacture and sell our proprietary LabChip(R) systems to pharmaceutical and other companies. We believe our LabChip(R) systems have the potential to assemble the power and reduce the scale of entire laboratories full of equipment and people. From inception in July 1995 through March 2001, our operating activities were primarily devoted to research, development and commercialization of technologies involving the manipulation of very small amounts of fluid, which are referred to as "microfluidic technologies," and first-generation products such as the Agilent 2100 Bioanalyzer, LabChip(R) kits and our high throughput systems, recruiting personnel, business development, raising capital and acquiring assets. In 1999, we recognized revenue from our first product sales when we sold initial versions of our high throughput system for drug screening to three of our Technology Access Program customers Amgen, Eli Lilly and Roche. In addition, in September 1999, Agilent Technologies, Inc., our commercial partner, introduced our first LabChip(R) system for use by individual researchers. In March 2000, we recognized revenue from our first multi-capillary sipper chip system and Millennium Pharmaceuticals joined our Technology Access Program, becoming our fourth Technology Access Program customer, and also joined our joint applications development program, which was formalized later in the year as our Applications Developer Program. In May 2000, we introduced the DNA 500 LabChip(R) kit for the automated analysis of small DNA fragments to determine their size and concentration. In August 2000, we introduced the Protein 200 LabChip(R) kit for the automated sizing and analysis of protein samples. In September 2000, we introduced the Automated Microfluidics System 90 to perform automated high throughput nucleic acid analysis. In December 2000, GlaxoSmithKline became our second Applications Developer Program customer, with the goal of developing new applications in synthetic chemistry using our LabChip(R) technology. On January 7, 2001, we announced a comprehensive settlement agreement with Aclara Biosciences on all pending litigation between the two companies. As a result, Aclara will pay us $37.5 million over the next three years in a combination of stock, cash, and committed minimum royalties. We shipped our first Automated Microfluidics System 90 and our first microfluidics development workstation, the Caliper 42, in March 2001. In April 2001, we introduced the DNA 1000 LabChip(R) kit for the automated analysis of DNA fragments to determine their size and concentration.

     Since our inception, we have incurred significant losses and, as of March 31, 2001, we had an accumulated deficit of $22.0 million. Our losses have resulted principally from costs incurred in research and development, manufacturing scale-up, and from general and administrative costs associated with our operations. We expect to continue to incur substantial research and development, manufacturing scale-up, and general and administrative costs. As a result, we will need to generate significantly higher revenue to achieve profitability.

     Our revenue has been derived principally from contract revenue earned under our collaboration agreement with Agilent and from our Technology Access Program customers. To a lesser extent, we have derived revenue from the sale of products and government grants. In addition, during the quarter ended March 31, 2001, we derived revenue of $5.0 million from our initial licensing of the Ramsey family of patents to Aclara. This licensing revenue will not recur in year 2001. Although we are developing and plan to introduce future products, we cannot provide assurance that we will be successful in these efforts. To date, we have generated a substantial portion of our revenue from a limited number of sources. During the quarter ended March 31, 2001, our licensing of the Ramsey family of patents to Aclara accounted for 51% of our revenue, Agilent alone accounted for 24% of our revenue and our Technology Access Program customers collectively accounted for 18% of our revenue. During the quarter ended, March 31, 2000

Agilent alone accounted for 38% of our revenue in this period and three Technology Access Program customers collectively accounted for 55% of our revenue in this period.

     Under our collaboration agreement, Agilent funds our research and development expenditures related to the collaboration, reimburses us for our costs of supplying chips and reagents to Agilent and pays us a share of the gross margin earned on all components of LabChip(R) systems they sell. We record revenue from development and support activities under our collaboration agreement in the period in which the costs are incurred. We report direct costs associated with this contract as research and development expense. We recognize revenue related to the reimbursement of costs for the supply of chips and reagents to Agilent upon shipment. We recognize as revenue our share of gross margin on components of the LabChip(R) system sold by Agilent upon shipment to the end user. Agilent only began marketing and sales efforts for the Agilent 2100 Bioanalyzer in late 1999. Sales of new and innovative instrumentation such as the Agilent 2100 Bioanalyzer involve a long sales cycle, requiring customer training and demonstration periods. Sales of the Agilent 2100 Bioanalyzer increased during the course of 2000 and the first quarter of 2001 indicating, we believe, a growing market acceptance of this technology.

     Under our Technology Access Program agreements, we recognize as revenue non-refundable license fees over the contract period, product sales upon the transfer of title to the customer, and development and support fees in the period in which the costs are incurred. Subscription fees and development and support fees may be received annually or quarterly in advance depending upon the terms of the agreement. We record payments received in advance under all of these agreements as deferred revenue until earned.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2001 and 2000

     Revenue. Revenue increased to $ 9.8 million for the quarter ended March 31, 2001 from $3.9 million for the comparable period in 2000. Of the increase, $5.0 million is attributed to a licensing fee for the Ramsey family of patents to Aclara. The remaining increase is principally attributed to product sales derived from our commercial collaboration with Agilent.

     Research and Development Expenses. Research and development expenses consist primarily of salaries and related personnel costs, fees paid to consultants and outside service providers for chip development, material costs for prototype and test units, legal expenses resulting from intellectual property prosecution and litigation, and other expenses related to the design, development, testing and enhancement of our products. Research and development expenses increased to $9.8 million for the quarter ended March 31, 2001 from $7.1 million for the quarter ended March 31, 2000. The increase of $2.7 million was attributable to continued growth of research and development activities, including $2.1 million related to growth in personnel and services to support our Technology Access Program, partner collaboration and initial product launches as a result of a 57% increase in headcount from March 31, 2000. We expect research and development spending to increase in proportion to our revenue growth over the next several years as we expand our research and product development efforts.

     General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, recruiting expenses, professional fees, and other corporate expenses including business development and general legal activities. General and administrative expenses increased to $3.2 million for the quarter ended March 31, 2001 from $2.7 million for the quarter ended March 31, 2000. The increase of $479,000 was primarily due to compensation for general and administrative personnel, as a result of a 36% increase in headcount compared to the quarter ended March 31, 2000. We expect general and administrative expenses to continue to increase over the next several years to support our growing business activities, the commercialization of our products, and due to the costs associated with operating as a public company.

     Amortization of Deferred Stock Compensation. Deferred stock compensation represents the difference between the deemed fair value of our common stock for accounting purposes and the exercise price of options at the date of grant. During 1998 and 1999, we recorded deferred stock compensation totaling $13.2 million. This amount is being amortized over the respective vesting periods of the individual stock options using the graded vesting method. We recorded amortization of deferred compensation of $768,000 for the quarter ended March 31, 2001, compared to $1.4 million as of March 31, 2000. We expect to record amortization expense for deferred compensation as follows: $1.8 million for the remainder of 2001, $1.4 million during 2001, $670,000 during 2003 and $122,000 during 2004. The amount of deferred compensation expense to be recorded in future periods may decrease if unvested options for which deferred compensation has been recorded are subsequently canceled.

     Interest Income, Net. Net interest income consists of income from our cash and investments offset by expenses related to our financing obligations. Net interest income increased to $2.9 million for the quarter ended March 31, 2001 from net interest income of $1.3 million for the quarter ended March 31, 2000. The increase primarily resulted from proceeds of $104.9 million raised in August 2000 from the sale of 2,300,000 shares of common stock in a private placement.

     Gain on Settlement of Litigation. The litigation settlement was $27.5 million for the quarter ended March 31, 2001, resulting from the comprehensive settlement agreement with Aclara for the dismissal of all suits and countersuits between the two companies, which occurred in January 2001.

LIQUIDITY AND CAPITAL RESOURCES

     Our cash, cash equivalents and marketable securities were $184.2 million at March 31, 2001 compared to $191.7 million at December 31, 2000. We used cash of $6.9 million for operations for the three month period ended March 31, 2001 as compared to $3.6 for the comparable period in 2000. Cash used in the three month period ended March 31, 2001 consisted primarily of the net income of $26.4 million offset by non-cash charges of $31.0 million related to gain on litigation settlement and non-cash revenue, amortization of deferred stock compensation, stock options issued to non-employees and depreciation and amortization expense and $2.2 million from changes in operating assets and liabilities.

     As of March 31, 2001, we have a committed capital resource of $32.5 million as a result of a litigation settlement. As a component of the settlement agreement, Aclara has effectively guaranteed the value of the Aclara common stock to be $32.5 million at the time of our sale of the stock, provided that sale occurs in the period from 18 months to 24 months from the effective date of the settlement agreement. Aclara has entered into a fully-funded $32.5 million standby letter of credit in favor of us to secure its performance under this potential obligation.

     Net cash used in investing activities was $20.6 million for the three months ended March 31, 2001 as compared to $15.2 million for the comparable period in 2000. Net cash used in investing consists primarily of purchases of available-for-sale investments as well as capital expenditures offset by proceeds from sales and maturities of available-for-sale investments.

     Net cash provided by financing activities was $306,000 for the quarter ended March 31, 2001 as compared to $278,000 for the comparable period in 2000. Net proceeds from financing activities consisted principally of $400,000 from equipment financing and $363,000 from employee stock option exercises offset in part by repayments of equipment financing arrangements of $457,000.

     Our capital requirements depend on numerous factors, including market acceptance of our products, the resources we devote to developing and supporting our products, and other factors. We expect to devote substantial capital resources to continue our research and development efforts, to expand our support and product development activities, and for other general corporate activities. We believe that our current cash balances, together with the revenue to be derived from our collaboration with Agilent and our Technology Access Program agreements and our licensing initiatives will be sufficient to fund our operations at least through the year 2002. During or after this period, if cash generated by operations is insufficient to satisfy our liquidity requirements, we may need to sell additional equity or debt securities or obtain additional credit arrangements. Additional financing may not be available on terms acceptable to us or at all. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders.

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

     o our ability to market our high throughput systems through our Technology Access Program or other commercial programs

     Because the products comprising our LabChip(R) systems have been in operation for a limited period of time, their accuracy, reliability, ease of use and commercial value have not been fully established. If the Agilent 2100 Bioanalyzer customers or our Technology Access Program customers do not approve of our LabChip(R) systems because these systems fail to generate the quantities and quality of data they expect, are too difficult or costly to use, or are otherwise deficient, market acceptance of these LabChip(R) systems would suffer and further sales may be limited. We cannot provide assurance that these customers' efforts to put our LabChip(R) systems into use will continue or will be expeditious or effective. Potential customers for our high throughput systems may also wait for indications from our four initial Technology Access Program customers that our high throughput systems work effectively and generate substantial benefits. Further, non-acceptance by the market of our LabChip(R) systems could undermine not only those systems but subsequent LabChip(R) systems as well.

WE EXPECT TO INCUR FUTURE OPERATING LOSSES AND MAY NOT ACHIEVE PROFITABILITY.

     We have experienced significant operating losses each year since our inception and may incur additional operating losses this year, primarily as a result of expected increases in expenses for manufacturing capabilities, research and product development costs and general and administrative costs. We may not achieve profitability. For example, we experienced net losses of approximately $3.0 million in 1998, $14.4 million in 1999 and $13.3 million in 2000. As of March 31, 2001, we had an accumulated deficit of approximately $22.0 million. Our losses have resulted principally from costs incurred in research and development and from general and administrative costs associated with our operations. These costs have exceeded our litigation settlement and reimbursement, interest income and revenue which, to date, have been generated principally from collaborative research and development agreements, technology access fees, cash and investment balances and, to a lesser extent, product sales and government grants.

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

     Third parties may assert infringement or other intellectual property claims against us, such as the Aclara litigation that was recently settled and is described under "Part II -- Item 1. Legal Proceedings." We may have to pay substantial damages, including treble damages, for past infringement if it is ultimately determined that our products infringe a third party's proprietary rights. Further, we may be prohibited from selling our products before we obtain a license, which, if available at all, may require us to pay substantial royalties. Even if these claims are without merit, defending a lawsuit takes significant time, may be expensive and may divert management attention from other business concerns. We are aware of third-party patents that may relate to our technology or potential products. We have also been notified that third parties have attempted to provoke an interference with one issued U.S. patent that we have exclusively licensed to determine the priority of inventions. Any public announcements related to litigation or interference proceedings initiated or threatened against us could cause our stock price to decline. We recently settled intellectual property litigation with Aclara concerning one family of Aclara patents. However, Aclara could assert other patent infringement claims against us in the future in alternative dispute resolution proceedings established under our settlement agreement. If we are found to be infringing any valid patent claims asserted by Aclara in alternative dispute resolution proceedings, we may be prohibited from selling our products before we obtain a license, which, if available at all, may require us to pay substantial royalties.

WE MAY NEED TO INITIATE LAWSUITS TO PROTECT OR ENFORCE OUR PATENTS, WHICH WOULD BE EXPENSIVE AND, IF WE LOSE, MAY CAUSE US TO LOSE SOME OF OUR INTELLECTUAL PROPERTY RIGHTS, WHICH WOULD REDUCE OUR ABILITY TO COMPETE IN THE MARKET.

     We rely on patents to protect a large part of our intellectual property and our competitive position. In order to protect or enforce our patent rights, we may initiate patent litigation against third parties, such as the patent infringement suit against Aclara that was recently settled and is described under "Part II -- Item 1. Legal Proceedings." These lawsuits could be expensive, take significant time, and could divert management's attention from other business concerns. They would put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing. We may also provoke these third parties to assert claims against us. Patent law relating to the scope of claims in the technology fields in which we operate is still evolving and, consequently, patent positions in our industry are generally uncertain. We cannot provide assurance that we will prevail in any of these suits or that the damages or other remedies awarded, if any, will be commercially valuable. During the course of these suits, there may be public announcements of the results of hearings, motions and other interim proceedings or developments in the litigation. If securities analysts or investors perceive any of these results to be negative, it could cause our stock to decline.

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

     In order for our high throughput systems to achieve the levels of throughput necessary to meet customers' demands, we may need to develop and manufacture sipper chips with more than four capillaries. Our current high throughput systems operate with sipper chips with one and four capillaries, small glass tubes used to draw compounds into the chip. In order to achieve the levels of throughput that our customers desire, we may need to develop a LabChip(R) system accommodating more than four capillaries, which we may not be able to do. If we cannot cost-effectively deliver chips with more than four capillaries, we may not be able to attract new customers to purchase our high throughput systems, which would seriously harm our future prospects. Further, our existing Technology Access Program customers may decide not to renew their annual access subscriptions, which would seriously reduce our revenue.

     We must develop new applications for existing LabChip(R) instruments, which we may not be able to do. The Agilent 2100 Bioanalyzer uses LabChip(R) kits that we specifically design for each application. We currently have LabChip(R) kits commercially available for six applications relating to DNA, RNA and protein sizing and quantification. DNA and RNA are commonly used acronyms for chemicals that contain, or transmit, genetic information in living things. We currently are developing LabChip(R) kits for other applications. If we are unable to develop LabChip(R) kits for specific applications required by potential customers, those customers may not purchase the Agilent 2100 Bioanalyzer.

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

     Agilent manufactures, markets and distributes the Agilent 2100 Bioanalyzer under an agreement we entered into in May 1998. We also rely on Agilent for significant financial and technical contributions in the development of products covered by the agreement. Our ability to develop, manufacture and market these products successfully depends significantly on Agilent's performance under this agreement. Sales of new and innovative instrumentation such as the Agilent 2100 Bioanalyzer involve a long sales cycle, requiring customer training and demonstration periods. Although sales of the Agilent 2100 Bioanalyzer increased in 2000 and the first quarter of 2001, we cannot predict whether this trend will continue at its current pace, if at all. If Agilent experiences manufacturing or distribution difficulties, does not actively market the Agilent 2100 Bioanalyzer, or does not otherwise perform under this agreement, our revenue from the Agilent 2100 Bioanalyzer may not be material. In addition, Agilent may terminate the agreement at their discretion at any time after May 2001. If Agilent terminates this agreement, we would need to obtain development funding from other sources, and we may be required to find one or more other collaborators for the development and commercialization of our products. Our inability to enter into agreements with commercialization partners or develop our own marketing, sales, and distribution capabilities would increase costs and impede the commercialization of our products.

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

WE HAVE LIMITED EXPERIENCE IN MANUFACTURING OUR PRODUCTS AND MAY ENCOUNTER MANUFACTURING PROBLEMS OR DELAYS, WHICH COULD RESULT IN LOST REVENUE.

     Although Agilent manufactures the Agilent 2100 Bioanalyzer, we manufacture the chips used in this instrument and also currently manufacture instruments and sipper chips for our high throughput systems. We currently have limited manufacturing capacity for our LabChip(R) system products and experience variability in manufacturing yields for chips. If we fail to deliver chips and high throughput screening products in a timely manner, our relationships with our customers could be seriously harmed, and revenue would decline. We currently have one manufacturing location in Mountain View, California. The actual number of chips we are able to sell or use depends in part upon the manufacturing yields for these chips. We have only recently begun to manufacture significant numbers of sipper chips and are continuing to develop our manufacturing procedures for these chips. In order to offer sipper chips with more than four capillaries for high throughput applications, we will need to continue to achieve consistently high yields in this process. We cannot provide assurance that manufacturing or quality problems will not arise as we attempt to scale-up our production of chips or that we can scale-up manufacturing in a timely manner or at commercially reasonable costs. If we are unable to consistently manufacture sipper chips or chips for the Agilent 2100 Bioanalyzer on a timely basis because of these or other factors, our product sales will decline. We are currently manufacturing high throughput instruments in-house and in limited volumes. If demand for our high throughput instruments increases, we will either need to expand our in-house manufacturing capabilities or outsource to Agilent or other manufacturers.

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

     Historically we have had very few customers and one commercial partner, Agilent, from which we have derived the majority of our revenue and, if we were to lose any one of these, our revenue would decrease substantially. For the quarter ended March 31, 2001, Agilent, Technology Access Program customers, and our initial licensing of the Ramsey family of patents to Aclara in connection with our litigation settlement with them, accounted for 93% of our total revenue. Agilent and three customers accounted for 90% of total revenue for the year ended December 31, 2000. Agilent and four customers accounted for 88% of total revenue in 1999. We and Agilent introduced the Agilent 2100 Bioanalyzer system in September 1999 and have received only modest revenue from the sale of this product on a commercial scale. Although we anticipate that future sales of the Agilent 2100 Bioanalyzer system will further expand our revenue base, we expect that we will continue to rely on our large customers and on Agilent for the majority of our revenue.

WE HAVE REACHED THE FINAL CONTRACT YEAR FOR SOME OF OUR TECHNOLOGY ACCESS PROGRAM AGREEMENTS.

     The third and final year of our Technology Access Program agreement with Amgen began on January 1, 2001. In addition, the third and final year of our Technology Access Program agreement with Eli Lilly will begin on August 12, 2001. Although we believe that these customers will continue to use LabChip(R) products and services, we may not derive significant revenue from them in the future.

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

     o    the assumption of unforeseen liabilities of the acquired company

We cannot provide assurance that future acquisitions or business combinations in which we are involved, if any, will be successful and will not adversely affect our financial condition or results of operations. Failure to manage growth effectively and successfully integrate acquisitions we make could harm our business and operating results.

RISKS RELATED TO OWNING OUR COMMON STOCK

OUR STOCK PRICE IS EXTREMELY VOLATILE, AND INVESTORS COULD LOSE A SUBSTANTIAL PORTION OF THEIR INVESTMENT.

     Our stock has been trading on the Nasdaq National Market only since mid-December 1999. We initially offered our common stock to the public at $16.00 per share. Since then our stock price has been extremely volatile and has ranged, through April 27, 2001, from a high of approximately $202.00 per share on March 2, 2000 to a low of $12.00 per share on March 22, 2001. Our stock price may drop substantially following an investment in our common stock. We expect that our stock price will remain volatile as a result of a number of factors, including:

     o announcements by analysts regarding their assessment of Caliper and its prospects

     o announcements of our financial results or other corporate developments, particularly if they differ from investors' expectations

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

     The table below presents our investment portfolio by expected maturity and related weighted average interest rates at March 31, 2001:

                                                                                                                FAIR
                                                     2001           2002           2003          TOTAL          VALUE
                                                   --------       --------       --------       --------       --------
Money market fund ...........................      $  9,184           --             --         $  9,184       $  9,184
Average interest rate .......................          5.98%          --             --             5.98%

Available for sale marketable securities ....      $ 88,923       $ 67,063       $ 20,538       $176,524       $178,050
Average interest rate .......................          6.15%          6.30%          6.29%          6.23%

Total securities ............................      $ 98,107       $ 67,063       $ 20,538       $185,708       $187,234
Average interest rate .......................          6.13%          6.30%          6.29%          6.21%

     Our equipment financings, amounting to $5.1 million as of March 31, 2001, are all at fixed rates and therefore, have minimal exposure to changes in interest rates.

     We have operated primarily in the United States and all sales to date have been made in U.S. dollars. Accordingly, we have not had any material exposure to foreign currency rate fluctuations.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On March 22, 1999, we filed a lawsuit in California Superior Court for the County of Santa Clara (Case No. CV 780743), against Aclara Biosciences Inc. and others alleging that all defendants misappropriated our trade secrets relating to our business plans, patents and intellectual property strategy. The suit sought damages and equitable remedies to prevent Aclara and the other defendants from benefiting from the alleged misappropriation and breach of duties. On September 14, 2000, we reached a settlement agreement with the defendants other than Aclara. On October 27, 2000, the jury returned a verdict in favor of Caliper and against Aclara on Caliper's claims for misappropriation of trade secrets and conversion of property. The jury awarded Caliper $52.6 million for damages to Caliper and unjust enrichment to Aclara, which the court reduced to $35.6 million.

     On April 23, 1999, Aclara Biosciences filed a lawsuit in United States District Court for the Northern District of California (Case No. C-99-1968BZ) alleging that we are making, using, selling or offering for sale microfluidic devices that infringe United States Patent Number 5,750,015 in willful disregard of Aclara's patent rights. The Aclara action sought damages for past and future reduced sales or lost profits based upon our alleged fabrication, use, sale or offer for sale of allegedly infringing products and processes, and sought to enjoin our continued activities relating to these products. We counterclaimed for a declaratory judgment of noninfringement, invalidity and unenforceability of all claims of the Aclara patent.

     On January 12, 2000, we filed a lawsuit in the United States District Court for the Northern District of California against Aclara (Case No. C-00-0145CRB(JCS)) alleging that Aclara was infringing four U.S. patents that have been licensed to us by Lockheed Martin Energy Research Corporation, which operates the Department of Energy's Oak Ridge National Laboratory where the inventions were made. These patents cover technology for controlling the flow of materials in microfluidic chips, as well as devices, systems and applications that make use of this technology. We subsequently amended this complaint to add a fifth, related patent. Aclara counterclaimed for a declaratory judgment that the patents in this suit were invalid, unenforceable and were not infringed by Aclara.

     On January 7, 2001, we announced that we had reached a comprehensive settlement agreement with Aclara on all pending litigation between the two companies. Under the terms of the settlement both companies agreed to dismiss all suits and countersuits in the federal and state court actions and to cross-license selected patents. The settlement provides us with freedom to operate under Aclara's `022 family of patents, which includes the `015 and other patents, for our glass chips and related instruments through a fully paid, royalty-free license. Under the terms of the agreement, Aclara will also pay us $37.5 million over the next three years in a combination of stock, cash, and committed minimum royalties. We have agreed to license to Aclara the Ramsey family of patents for use with Aclara's polymer chips and related instruments in exchange for license fees and royalties. The two companies have also agreed to an alternative dispute resolution procedure for handling potential future patent disagreements out of court.

     On March 22, 2001, in connection with the settlement agreement mentioned above, we received 900,000 shares of Aclara's common stock with a then current fair value of $4.3 million. The common stock is restricted from sale for a period of 18 months from the date of the settlement agreement. As a component of the settlement agreement, Aclara has effectively guaranteed the value of the Aclara common stock to be $32.5 million at the time of our sale of the stock, provided that such sale occurs in the period from 18 months to 24 months from the effective date of the settlement agreement. Aclara entered into a fully-funded $32.5 million standby letter of credit in favor of us to secure its performance under this potential obligation. Accordingly, we have recognized the entire $32.5 million settlement in the quarter ended March 31, 2001. We have recognized $5.0 million of license fee revenue and $27.5 million of litigation settlement in the income statement pursuant to the terms contained in the settlement agreement. We do not have further obligations under the agreement.

     We have accounted for this arrangement as if we received $4.3 million in Aclara stock and a face value of $28.2 million other receivable reduced by the initial fair value ($2.7 million) of an embedded derivative. The latter two elements in combination represent the guarantee. The receivable will be accreted to its face value of $28.2 million over the life of the receivable using the level-yield method. The embedded derivative will be accounted for as discussed in Note 1.

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

     As of March 31, 2001, we had applied the estimated aggregated net proceeds of $75.9 million from our initial public offering as follows:

Temporary investments ........      $ 10.6 million
Working capital ..............      $ 55.5 million
Capital expenditures .........      $  7.6 million
Repayment of indebtedness ....      $  2.2 million

     The foregoing amounts represent our best estimate of our use of proceeds for the period indicated. No such payments were made to our directors or officers or their associates, holders of 10% or more of any class of our equity securities or to our affiliates, other than payments to officers for salaries in the ordinary course of business.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIY HOLDERS

Not Applicable.

ITEM 5.  OTHER INFORMATION

Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

EXHIBIT
NUMBER                        DESCRIPTION OF DOCUMENT
  3.1(1)   Amended and Restated Certificate of Incorporation of Caliper.
  3.2(2)   Bylaws of Caliper.
  4.1      Reference is made to Exhibits 3.1 and 3.2.
  4.2(3)   Specimen Stock Certificate.
10.30(4)   Cross-License Agreement, dated March 12, 2001, between Caliper and
           Aclara BioSciences, Inc.
10.31(4)   Common Stock Issuance Agreement, dated March 12, 2001, between Caliper and Aclara BioSciences, Inc.
10.32(4)   Settlement Agreement and Mutual General Release, dated March 12, 2001, between Caliper and Aclara BioSciences, Inc.

(1) Previously filed as Exhibit 3.3 to our Registration Statement on Form S-1, Registration No. 333-88827.

(2) Previously filed as Exhibit 3.4 to our Registration Statement on Form S-1, Registration No. 333-88827.

(3) Previously filed as the like-numbered Exhibit to our Registration Statement on Form S-1, Registration No. 333-88827.

(4)  Confidential treatment has been requested for a portion of this exhibit.

(b) Reports on Form 8-K

          We filed a Current Report on Form 8-K on January 10, 2001, which disclosed that we had reached a comprehensive settlement agreement with Aclara BioSciences on all pending litigation between the two companies.

          We also filed a Current Report on Form 8-K on February 5, 2001, which announced our fourth quarter financial results for 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               CALIPER TECHNOLOGIES CORP.

        May 14, 2001           By: /s/ JAMES L. KNIGHTON
                                   --------------------------------------------
                                   James L. Knighton
                                   Executive Vice President and Chief Financial
                                   Officer

                               By: /s/ ANTHONY T. HENDRICKSON
                                   ---------------------------------------------
                                   Anthony T. Hendrickson
                                   Corporate Controller and Principal Accounting Officer

EXHIBIT INDEX

  3.1(1)   Amended and Restated Certificate of Incorporation of Caliper.
  3.2(2)   Bylaws of Caliper.
  4.1      Reference is made to Exhibits 3.1 and 3.2.
  4.2(3)   Specimen Stock Certificate.
10.30(4)   Cross-License Agreement, dated March 12, 2001, between Caliper and
           Aclara BioSciences, Inc.
10.31(4)   Common Stock Issuance Agreement, dated March 12, 2001, between Caliper and Aclara BioSciences, Inc.
10.32(4)   Settlement Agreement and Mutual General Release, dated March 12, 2001, between Caliper and Aclara BioSciences, Inc.

(1) Previously filed as Exhibit 3.3 to our Registration Statement on Form S-1, Registration No. 333-88827.

(2) Previously filed as Exhibit 3.4 to our Registration Statement on Form S-1, Registration No. 333-88827.

(3) Previously filed as the like-numbered Exhibit to our Registration Statement on Form S-1, Registration No. 333-88827.

(4)  Confidential treatment has been requested for a portion of this exhibit.