Form 10-Q
period 2001-06-30
CALIPER TECHNOLOGIES CORP
filed 2001-08-14
CIK 1014672

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE PERIOD ENDED JUNE 30, 2001

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

       Registrant's telephone number, including area code: (650) 623-0700


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

COMMON SHARES OUTSTANDING ON JULY 31, 2001:  24,025,102

                           CALIPER TECHNOLOGIES CORP.
                                TABLE OF CONTENTS

                                                                                                         PAGE
                                                                                                         ----
PART I             Financial Information

         Item 1.   Financial Statements (unaudited)
                     Condensed Balance Sheets as of June 30, 2001
                       and December 31, 2000...........................................................    2
                     Condensed Statements of Operations for the Three and Six Months
                       Ended June 30, 2001 and 2000....................................................    3
                     Condensed Statements of Cash Flows for the Six Months
                       Ended June 30, 2001 and 2000....................................................    4

                     Notes to Unaudited Condensed Financial Statements.................................    5

         Item 2.   Management's Discussion and Analysis of Financial Condition and
                       Results of Operations...........................................................   10

         Item 3.   Quantitative and Qualitative Disclosures About Market Risk..........................   18

PART II            OTHER INFORMATION

         Item 1.   Legal Proceedings...................................................................    19

         Item 2.   Changes in Securities and Use of Proceeds...........................................    20

         Item 3.   Defaults upon Senior Securities.....................................................    21

         Item 4.   Submission of Matters to a Vote of Security Holders.................................    21

         Item 5.   Other Information...................................................................    21

         Item 6.   Exhibits and Reports on Form 8-K....................................................    21

SIGNATURES.............................................................................................    23

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           CALIPER TECHNOLOGIES CORP.

                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                      JUNE 30,       DECEMBER 31,
                                                        2001             2000
                                                    -----------      ------------
                                                    (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents ..................       $   5,889        $  36,294
  Marketable securities ......................          87,967          106,303
  Accounts receivable ........................           1,353            2,991
  Inventories ................................           4,992            2,206
  Other receivable ...........................              --            1,033
  Prepaid expenses and other current assets ..           1,791            1,237
                                                     ---------        ---------
Total current assets .........................         101,992          150,064
Marketable securities ........................          83,914           49,102
Other receivable .............................          25,955               --
Investment in  common stock ..................           6,984               --
Security deposits ............................           3,000            3,000
Property and equipment, net ..................          10,303            9,101
Notes receivable from officers ...............             475              615
Other assets, net ............................             136              632
                                                     ---------        ---------
Total assets .................................       $ 232,759        $ 212,514
                                                     =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ...........................       $   2,042        $   2,960
  Accrued compensation .......................           2,098            1,946
  Other accrued liabilities ..................             723            1,351
  Deferred revenue ...........................           1,662            3,763
  Current portion of equipment financing .....           1,706            1,671
                                                     ---------        ---------
Total current liabilities ....................           8,231           11,691
Noncurrent portion of equipment financing ....           3,680            3,534
Deferred revenue .............................              28              194

Other noncurrent liabilities .................             875              638

Commitments and contingencies
Stockholders' equity:
  Common stock ...............................              24               23
  Additional paid-in capital .................         250,409          249,004
  Deferred stock compensation ................          (3,333)          (4,772)
  Accumulated deficit ........................         (28,216)         (48,426)
  Accumulated other comprehensive gain .......           1,061              628
                                                     ---------        ---------
Total stockholders' equity ...................         219,945          196,457
                                                     ---------        ---------
Total liabilities and stockholders' equity ...       $ 232,759        $ 212,514
                                                     =========        =========


                             See accompanying notes.

                           CALIPER TECHNOLOGIES CORP.

                       CONDENSED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                            THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                            ---------------------------      -------------------------
                                                               2001             2000            2001            2000
                                                            -----------     -----------      ----------     -- --------
Revenue:
  Licensing ...........................................       $     --        $     --        $  5,000        $     --
  Other revenue .......................................          5,287           4,158          10,080           8,069
                                                              --------        --------        --------        --------
Total revenue .........................................          5,287           4,158          15,080           8,069

Costs and expenses:
  Research and development ............................         10,506           7,406          20,337          14,496
  General and administrative ..........................          3,175           2,123           6,365           4,836
  Amortization of deferred stock compensation(1) ......            672           1,197           1,440           2,643
                                                              --------        --------        --------        --------
Total costs and expenses ..............................         14,353          10,726          28,142          21,976
                                                              --------        --------        --------        --------
Operating loss ........................................         (9,066)         (6,568)        (13,062)        (13,906)
Interest income, net ..................................          2,871           1,320           5,771           2,658
Gain on settlement of litigation ......................             --              --          27,500              --
                                                              --------        --------        --------        --------
Net income(loss) before accounting change .............         (6,195)         (5,248)         20,209         (11,248)
Cumulative effect of a change in accounting principle .             --              --              --          (2,294)
                                                              --------        --------        --------        --------
Net income (loss) .....................................       $ (6,195)       $ (5,248)       $ 20,209        $(13,542)
                                                              ========        ========        ========        ========

Net income (loss) per share, basic:

Net income (loss) before accounting change ............       $  (0.26)       $  (0.25)       $   0.85        $  (0.54)

Cumulative effect of a change in accounting
  principle ...........................................             --              --              --           (0.11)
                                                              --------        --------        --------        --------
Net income (loss) per share ...........................       $  (0.26)       $  (0.25)       $   0.85        $  (0.65)
                                                              ========        ========        ========        ========

Shares used in computing net income (loss) per share,
  basic ...............................................         23,946          20,980          23,891          20,933

Net income (loss) per share, diluted:
Net income (loss) before accounting change ............       $  (0.26)       $  (0.25)       $   0.79        $  (0.54)
Cumulative effect of a change in accounting
  principle............................................             --              --              --            0.11
                                                              --------        --------        --------        --------
Net income (loss) .....................................       $  (0.26)       $  (0.25)       $   0.79        $  (0.65)
                                                              ========        ========        ========        ========

Shares used in computing net income (loss) per share,
  diluted .............................................         23,946          20,980          25,672          20,933

(1) Amortization of deferred stock compensation relates to the following:

Research and development ..............................       $    234        $    421        $    502        $    936
General and administrative ............................            438             776             938           1,707
                                                              --------        --------        --------        --------
Total .................................................       $    672        $  1,197        $  1,440        $  2,643
                                                              ========        ========        ========        ========


                             See accompanying notes.

                           CALIPER TECHNOLOGIES CORP.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                           SIX MONTHS ENDED
                                                                               JUNE 30,
                                                                      --------------------------
                                                                         2001             2000
                                                                      ---------        ---------
OPERATING ACTIVITIES
Net income(loss) ..............................................       $  20,209        $ (13,542)

Adjustments to reconcile net income (loss) to net cash
  used in operating activities:
  Gain on settlement of litigation and non-cash license revenue         (32,500)              --
  Cumulative effect of a change in accounting principle .......              --            2,294
  Depreciation and amortization ...............................           1,627              941
  Amortization of deferred stock compensation .................           1,440            2,643
  Stock options issued to non-employees .......................             (58)             391
  Changes in operating assets and liabilities:
    Accounts receivable and other receivable ..................           2,671             (183)
    Inventories ...............................................          (2,786)          (1,512)
    Prepaid expenses and other current assets .................            (554)            (349)
    Notes receivable from officers ............................             140               85
    Accounts payable and other accrued liabilities ............          (1,546)             270
    Accrued compensation ......................................             152              130
    Deferred revenue ..........................................          (2,267)          (1,266)
    Other noncurrent liabilities ..............................             237              138
                                                                      ---------        ---------
  Net cash used in operating activities .......................         (13,235)         (10,142)
                                                                      ---------        ---------

INVESTING ACTIVITIES
Purchases of available-for-sale securities ....................        (134,682)         (51,983)
Proceeds from sales of available-for-sale securities ..........          71,464           12,012
Proceeds from maturities of available-for-sale securities .....          47,176           30,755
Purchase of property and equipment ............................          (2,772)            (910)
                                                                      ---------        ---------
Net cash used in investing activities .........................         (18,814)         (10,126)
                                                                      ---------        ---------

FINANCING ACTIVITIES
Proceeds from equipment financing .............................           1,318            1,073
Payments of obligations under equipment financing .............          (1,137)            (805)
Proceeds from issuance of common stock ........................           1,463              720
                                                                      ---------        ---------
Net cash provided by financing activities .....................           1,644              988
                                                                      ---------        ---------
Net decrease in cash and cash equivalents .....................         (30,405)         (19,280)
Cash and cash equivalents at beginning of period ..............          36,294           44,772
                                                                      ---------        ---------
Cash and cash equivalents at end of period ....................       $   5,889        $  25,492
                                                                      =========        =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid .................................................       $     320        $     306
                                                                      =========        =========

SUPPLEMENTAL DISCLOSURE OF SIGNIFICANT NONCASH INVESTING
ACTIVITIES
Other receivable ..............................................          25,955               --
Investment in common stock ....................................           6,984               --
Other assets ..................................................            (439)              --

                             See accompanying notes.

                           CALIPER TECHNOLOGIES CORP.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2000 filed by Caliper Technologies Corp.

REVENUE RECOGNITION

         Revenue is earned from Caliper's collaboration agreement, Technology Access Program agreements, Automated Microfluidics Systems 90, Applications Developer Program, licensing and royalty agreements and government grants.

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

         Prior to January 1, 2000, Caliper recognized non-refundable license fees under its Technology Access Programs as revenue upon transfer of the license to third parties and when no further performance obligations existed. Effective January 1, 2000, Caliper changed its method of accounting for non-refundable license fees to recognize such fees ratably over the term of the committed related Technology Access Program agreement. Caliper believes the change in accounting principle is preferable based on guidance provided in SEC Staff Accounting Bulletin No. 101 -- Revenue Recognition in Financial Statements. Caliper further believes that the change is preferable as it is possible that Technology Access Program participants would not pay the non-refundable license fees without Caliper's continuing involvement in the subscription period, in providing support services, and in making prototype products available for purchase during the subscription period. The $2.3 million cumulative effect of the change in accounting principle was reported as a charge in the period ended March 31, 2000. The cumulative effect was initially recorded as deferred revenue and is being recognized as revenue over the remaining contractual terms of the Technology Access Program agreements. During the quarter ended March 31, 2000, the impact of the change in accounting was to increase net loss by ($1.8 million), or ($0.09 per share), comprised of the $2.3 million cumulative effect of the change in accounting principle ($0.11 per share), net of $450,000 of the related deferred revenue which was recognized as revenue during the quarter ($0.02 per share). During the three and six months ended June 30, 2001, we recorded $200,000 ($0.01 per share) and $400,000 ($0.02 per share) of the related deferred revenue as revenue. The remainder of the related deferred revenue will be recognized as revenue approximately as follows:
$400,000 over the remainder of 2001 and $194,000 in 2002.

         Subscription fees are recognized ratably over the subscription period. When payment of the subscription fee is contingent upon reaching a milestone, revenue is deferred until the milestone is met. Support and development services revenue is recognized in the periods the costs are incurred. Product revenue is recognized upon transfer of title to the customer.

AUTOMATED MICROFLUIDICS SYSTEMS 90 AND APPLICATIONS DEVELOPER PROGRAM

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

DERIVATIVE AND HEDGING ACTIVITIES ACCOUNTING POLICY FOR DERIVATIVE INSTRUMENTS

         Effective January 1, 2001, Caliper adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. In connection with the adoption of SFAS 133, Caliper recognizes derivative financial instruments in the financial statements at fair value regardless of the purpose or intent for holding the instrument. Changes in the fair value of derivative financial instruments are either recognized periodically in income or in shareholders' equity as a component of comprehensive income (loss) depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it is designated as a fair value hedge or cash flow hedge. For derivative instruments that are designated and qualify as fair value hedge (i.e., hedging the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk), the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings during the period of the change in fair values. For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and is reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in current earnings during the period of change. Hedge effectiveness is assessed on a quarterly basis.

         As discussed in Note 4, Caliper has entered into a settlement agreement with Aclara Biosciences. The terms of the agreement provide that if Caliper sells any of the 900,000 shares of Aclara's common stock received in the settlement between 18 and 24 months from the effective date of the settlement agreement, and the then fair value of Aclara's stock is less than $36.11 per share, Aclara will pay Caliper in cash a dollar amount equal to the difference between the aggregate fair value of the Aclara stock at the date the shares are disposed and $32.5 million. If the then fair value of the Aclara stock is greater than $36.11 per share, Caliper will receive no additional consideration from Aclara. Caliper is restricted from selling its shares of Aclara for 18 months following the effective date of the settlement agreement. If Caliper sells its shares of Aclara stock at any time after 24 months from the effective date of the settlement agreement, Aclara will have no obligation to provide any additional consideration to Caliper. As discussed in Note 4, Aclara has executed a fully-funded $32.5 million standby letter of credit in favor of Caliper to secure its performance under this potential obligation. In effect, Aclara has guaranteed the aggregate settlement amount of $32.5 million, so long as Caliper sells its Aclara stock within a specified period of time.

         Caliper has accounted for this arrangement by recording $4.3 million in Aclara stock at fair market value, with a note face value of $28.2 million including other receivable for the fully funded letter of credit which was reduced by the initial fair value ($2.7 million) of an embedded derivative. The embedded derivative has been designated as a fair value hedge of the Aclara stock. The mark-to-market change in the fair value of the Aclara stock is recorded in earnings in the other income or expense line on the statement of operations and is offset by the gains or losses in the fair value of the derivative reported in the same other income or expense line. The ineffective portion of the embedded derivative is also recorded in the other income or expense line on the statement of operations.

STOCK-BASED COMPENSATION

         Caliper accounts for its stock options and equity awards in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and has elected to follow the "disclosure only" alternative prescribed by Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). Caliper accounts for stock options issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force 96-18. For the three and six months ended June 30, 2001, compensation expense related to stock options issued to non-employees was $328 and ($58,000), respectively, compared to ($119,000) and $391,000 for the three and six months ended June 30, 2000.

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

         A reconciliation of shares used in the calculations is as follows (in thousands):

                                                          THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                                          ---------------------------     -------------------------
                                                              2001           2000            2001           2000
                                                          ------------    -----------     ---------      ---------
Basic:
Weighted-average shares of common stock outstanding ...       23,960         21,069         23,907         21,044
Less: weighted-average shares subject to repurchase ...          (14)           (89)           (16)          (111)
                                                             -------        -------        -------        -------
Weighted-average shares used in basic net income(loss)
per share .............................................       23,946         20,980         23,891         20,933
                                                             =======        =======        =======        =======

Diluted:
Weighted average shares of common stock outstanding ...       23,960         21,069         23,907         21,044
Plus: weighted average shares of common stock
equivalents ...........................................           --             --          1,781             --
Less: weighted average shares subject to repurchase ...          (14)           (89)           (16)          (111)
                                                             -------        -------        -------        -------
Weighted average shares used in diluted net income
(loss) per share ......................................       23,946         20,980         25,672         20,933
                                                             =======        =======        =======        =======

NOTE 2 - INVENTORIES

         Inventories consist of the following (in thousands):

                                                 June 30,   December 31,
                                                   2001         2000
                                                 --------   ------------
Raw material ..............................       $4,155       $2,018
Work in process............................          232          151
Finished goods.............................          605           37
                                                  ------       ------
  Total ...................................       $4,992       $2,206
                                                  ======       ======


NOTE 3 -- COMPREHENSIVE INCOME (LOSS)

         The components of comprehensive income(loss) for the three and six months ended June 30, 2001 and 2000 are as follows (in thousands):

                                             Three Months Ended                Six Months Ended
                                                   June 30,                         June 30,
                                           ------------------------        -----------------------
                                             2001            2000            2001            2000
                                           --------        --------        --------       --------
Net income (loss) ..................       $ (6,195)       $ (5,248)       $ 20,209       $(13,542)
Unrealized gain (loss) on securities           (464)              8             433            (73)
                                           --------        --------        --------       --------
Comprehensive income(loss) .........       $ (6,659)       $ (5,240)       $ 20,642       $(13,615)
                                           ========        ========        ========       ========


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

         Caliper has accounted for this arrangement by recording $4.3 million in Aclara stock at fair market value, with a note face value of $28.2 million including other receivable for the fully funded letter of credit which was reduced by the initial fair value ($2.7 million) of an embedded derivative. The latter two elements in combination represent the guarantee. The receivable will be accreted to its face value of $28.2 million over the life of the receivable using the level-yield method. The embedded derivative will be accounted for as discussed in Note 1.

         Commencing on June 7, 2001, Caliper and three of its officers and directors (David V. Milligan, Daniel L. Kisner and James L. Knighton) have been named as defendants in three securities class action lawsuits filed in the United States District Court for the Southern District of New York. The first such suit is captioned Colbert Birnet, L.P v. Caliper Technologies Corp., et al.., No. 01-CV-5072. The other two suits are captioned Kovel v. Caliper Technologies Corp., et al., No. 01-CV-5964 and Leach v. Caliper Technologies Corp., et al., 01-CV-6537. Caliper believes that the cases will be consolidated and that a single consolidated complaint will be filed after the court appoints a lead plaintiff. The Kovel and Leach complaints allege claims against Caliper and certain individual officers or directors of Caliper under Sections 11 and 15 of the Securities Act of 1933. The Birnet and Kovel complaints allege claims against Caliper and certain individual officers and directors of Caliper under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as well as Rule 10b-5 of the Securities Exchange Act. Each of the complaints also names as a defendant one or more of the underwriters of Caliper's December 1999 initial public offering of common stock. Each of the complaints alleges that one or more of these underwriters charged excessive, undisclosed commissions to investors and entered into improper agreements with investors relating to aftermarket transactions. The complaints seek rescission or rescissionary damages on the
Section 11 claims and an unspecified amount of money damages on the Rule 10b-5 claims. Based on information currently available to Caliper, Caliper believes that the claims alleged against Caliper and its officers and directors are without merit. Caliper intends to defend these cases vigorously.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Management's Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 2001 and for the three and six month periods ended June 30, 2001 and June 30, 2000 should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2000.

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

OVERVIEW

         We are a leader in lab-on-a-chip technologies that miniaturize, integrate and automate many laboratory processes. We develop, manufacture and sell our proprietary LabChip(R) systems to pharmaceutical and other companies. We believe our LabChip(R) systems have the potential to assemble the power and reduce the scale of entire laboratories full of equipment and people. From inception in July 1995 through June 2001, our operating activities were primarily devoted to research, development and commercialization of technologies involving the manipulation of very small amounts of fluid, which are referred to as "microfluidic technologies," and first-generation products such as the Agilent 2100 Bioanalyzer, LabChip(R) kits and our high throughput systems, recruiting personnel, business development, raising capital and acquiring assets. In 1999, we recognized revenue from our first product sales when we sold initial versions of our high throughput system for drug screening to three of our Technology Access Program customers, Amgen, Eli Lilly and Roche. In addition, in September 1999, Agilent Technologies, Inc., our commercial partner, introduced our first LabChip(R) system for use by individual researchers. In March 2000, we recognized revenue from our first multi-capillary sipper chip system and Millennium Pharmaceuticals joined our Technology Access Program, becoming our fourth Technology Access Program customer, and also joined our joint applications development program, which was formalized later in the year as our Applications Developer Program. In May 2000, we introduced the DNA 500 LabChip(R) kit for the automated analysis of small DNA fragments to determine their size and concentration. In August 2000, we introduced the Protein 200 LabChip(R) kit for the automated sizing and analysis of protein samples. In September 2000, we introduced the Automated Microfluidics System 90 to perform automated high throughput nucleic acid analysis. In December 2000, GlaxoSmithKline became our second Applications Developer Program customer, with the goal of developing new applications in synthetic chemistry using our LabChip(R) technology. On January 7, 2001, we announced a comprehensive settlement agreement with Aclara Biosciences on all pending litigation between the two companies. As a result, Aclara will pay us $37.5 million over the next three years in a combination of stock, cash, and committed minimum royalties. We shipped our first Automated Microfluidics System 90 and our first microfluidics development workstation, the Caliper 42, in March 2001. In April 2001, we introduced the DNA 1000 LabChip(R) kit for the automated analysis of DNA fragments to determine their size and concentration.

         Since our inception, we have incurred significant losses and, as of June 30, 2001, we had an accumulated deficit of $28.2 million. Our losses have resulted principally from costs incurred in research and development, manufacturing scale-up, and from general and administrative costs associated with our operations. We expect to continue to incur substantial research and development, manufacturing scale-up, and general and administrative costs. As a result, we will need to generate significantly higher revenue to achieve profitability.

         Our revenue has been derived principally from contract revenue earned under our collaboration agreement with Agilent and from our Technology Access Program customers. To a lesser extent, we have derived revenue from the sale of products and government grants. In addition, during the quarter ended March 31, 2001, we derived revenue of $5.0 million from our initial licensing of the Ramsey family of patents to Aclara. This licensing revenue will not recur in year 2001. Although we are developing and plan to introduce future products, we cannot provide assurance that we will be successful in these efforts. To date, we have generated a substantial portion of our revenue from a limited number of sources. During the six months ended June 30, 2001, our licensing of the Ramsey family of patents to Aclara accounted for 33% of our revenue, Agilent alone accounted for 32% of our revenue and our Technology Access Program customers collectively accounted for 24% of our revenue. During the six months ended June 30, 2000

Agilent alone accounted for 40% of our revenue in this period and four Technology Access Program customers collectively accounted for 53% of our revenue in this period.

         In the second half of 2001, we plan to convert this Technology Access Program to a commercial products business offering customers a range of LabChip(R) Products, Services and Solutions for high throughput screening. Customers will be able to purchase high throughput screening instruments and chips, choose from among a broad range of support services and elect to engage Caliper in custom chip design projects to solve their individual research challenges. This commercial structure is designed to replace the subscription/access fee structure characteristic of the Technology Access Program. We believe this transition to a more flexible commercial program will allow Technology Access Program revenues to be replaced with revenues from the sale of LabChip(R) products and services, and enable our sales volume to grow over time.

         Under our collaboration agreement, Agilent funds our research and development expenditures related to the collaboration, reimburses us for our costs of supplying chips and reagents to Agilent and pays us a share of the gross margin earned on all components of LabChip(R) systems they sell. We record revenue from development and support activities under our collaboration agreement in the period in which the costs are incurred. We report direct costs associated with this contract as research and development expense. We recognize revenue related to the reimbursement of costs for the supply of chips and reagents to Agilent upon shipment. We recognize as revenue our share of gross margin on components of the LabChip(R) system sold by Agilent upon shipment to the end user. Agilent only began marketing and sales efforts for the Agilent 2100 Bioanalyzer in late 1999. Sales of new and innovative instrumentation such as the Agilent 2100 Bioanalyzer involve a long sales cycle, requiring customer training and demonstration periods. Sales of the Agilent 2100 Bioanalyzer increased during the course of 2000 and the six months of 2001 indicating, we believe, a growing market acceptance of this technology.

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

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2001 and 2000

         Revenue. Revenue was $5.3 million and $15.1 million for the three and six months ended June 30, 2001, respectively, compared to $4.2 million and $8.1 million for the three and six months ended June 30, 2000. The increase of $1.1 million during the three months ended June 30, 2001 compared to the same period in 2000 resulted from increased product sales under our commercial collaboration with Agilent as well as sales of our Automated Microfluidics Systems 90 and Applications Developer Program. Technology Access Program revenue declined 14% for the quarter ended June 30, 2001 compared to the prior year quarter. The increase of $7.0 million during the six months ended June 30, 2001 compared to the same period in 2000 resulted from the $5.0 million licensing fee for the Ramsey family of patents to Aclara, from increased product sales derived primarily from our commercial collaboration with Agilent, and from sales of our Automated Microfluidics Systems 90 and Applications Developer Program. Technology Access Program revenue declined 17% for the six months ended June 30, 2001 compared to the same period in 2000.

         Research and Development Expenses. Research and development expenses consist primarily of salaries and related personnel costs, fees paid to consultants and outside service providers for chip development, material costs for prototype and test units, legal expenses resulting from intellectual property prosecution and litigation, and other expenses related to the design, development, testing and enhancement of our products. Research and development expenses were $10.5 million and $20.3 million for the three and six months ended June 30, 2001, respectively, compared to $7.4 million and $14.5 million for the three and six months ended June 30, 2000. The increase of $3.1 million during the three months ended June 30, 2001 compared to the same period in 2000 was attributed to continued growth of research and development activities, including $1.9 million related to growth in personnel and services to support our Technology Access Program, partner collaboration and initial product launches and the remainder of $1.2 million for the expansion in our research and development activities. The increase of $5.8 million during the six months ended June 30, 2001 compared to the same period in 2000 resulted from $4.0 million related to growth in personnel and services to support our Technology Access Program, partner collaboration and product launches as a result of a 50% increase in headcount from June 30, 2000 and the remainder of $1.8 million for the expansion in our research and development activities. We expect research and development spending to increase over the next several years as we expand our research and product development efforts.

 General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, recruiting expenses, professional fees, and other corporate expenses including business development and general legal activities. General and administrative expenses were $3.2 million and $6.4 million for the three and six months ended June 30, 2001, respectively, compared to $2.1 million and $4.8 million for the three and six months ended June 30, 2000. The increase of $1.1 million during the three months ended June 30, 2001 compared to the same period in 2000 resulted from $217,000 related to compensation for general and administrative personnel, $632,000 in expanded marketing research efforts, and the remaining balance due to overall expansion in our operations. The increase of $1.6 million during the six months ended June 30, 2001 compared to the same period in 2000 resulted from $696,000 related to compensation for general and administrative personnel as a result of a 15% increase in headcount from June 30, 2000. The remaining $904,000 increase consisted of $632,000 for expanded market research efforts with remainder due to overall expansion in our operations. We expect general and administrative expenses to continue to increase over the next several years to support our growing business activities, the commercialization of our products, and due to the costs associated with operating as a public company.

         Amortization of Deferred Stock Compensation. Deferred stock compensation represents the difference between the deemed fair value of our common stock for accounting purposes and the exercise price of options at the date of grant. During 1998 and 1999, we recorded deferred stock compensation totaling $13.2 million. This amount is being amortized over the respective vesting periods of the individual stock options using the graded vesting method. We recorded amortization of deferred compensation of $672,000 and $1.4 million, respectively, for the three and six months ended June 30, 2001, compared to $1.2 million and $2.6 million for the three and six months ended June 30, 2000. We expect to record amortization expense for deferred compensation as follows: $1.1 million for the remainder of 2001, $1.4 million during 2002, $670,000 during 2003 and $122,000 during 2004. The amount of deferred compensation expense to be recorded in future periods may decrease if unvested options for which deferred compensation has been recorded are subsequently canceled.

         Interest Income, Net. Net interest income consists of income from our cash and investments offset by expenses related to our financing obligations. Net interest income was $2.9 million and $5.8 million for the three and six months ended June 30, 2001, respectively, compared to $1.3 million and $2.7 million for the three and six months ended June 30, 2000. The increase primarily resulted from proceeds of $104.9 million raised in August 2000 from the sale of 2,300,000 shares of common stock in a private placement.

         Gain on Settlement of Litigation. The litigation settlement was $27.5 million for the six months ended June 30, 2001, resulting from the comprehensive settlement agreement with Aclara for the dismissal of all suits and countersuits between the two companies, which occurred in January 2001.

LIQUIDITY AND CAPITAL RESOURCES

         Our cash, cash equivalents and marketable securities were $177.8 million at June 30, 2001 compared to $191.7 million at December 31, 2000. We used cash of $13.3 million for operations for the six-month period ended June 30, 2001 as compared to $10.1 for the comparable period in 2000. Cash used in the six months ended June 30, 2001 consisted primarily of the net income of $20.2 million offset by non-cash charges of $27.5 million related to gain on litigation settlement, $5.0 million non-cash revenue, ($3.0) million from amortization of deferred stock compensation, stock options issued to non-employees and depreciation and amortization expense and $4.0 million from changes in operating assets and liabilities.

         As of June 30, 2001, we have a committed capital resource of $32.5 million as a result of a litigation settlement. As a component of the settlement agreement, Aclara has effectively guaranteed the value of the Aclara common stock to be $32.5 million at the time of our sale of the stock, provided that the sale occurs in the period from 18 months to 24 months from the effective date of the settlement agreement. Aclara has entered into a fully-funded $32.5 million standby letter of credit in favor of us to secure its performance under this potential obligation.

         Net cash used in investing activities was $18.8 million for the six months ended June 30, 2001 as compared to $10.1 million for the comparable period in 2000. Net cash used in investing consists primarily of purchases of available-for-sale investments as well as capital expenditures offset by proceeds from sales and maturities of available-for-sale investments.

         Net cash provided by financing activities was $1.6 million for the six months ended June 30, 2001 as compared to $988,000 for the comparable period in 2000. Net proceeds from financing activities consisted principally of $1.3 million from equipment financing and $1.5 million from employee stock option exercises offset in part by repayments of equipment financing arrangements of $1.1 million.

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

WE EXPECT TO INCUR FUTURE OPERATING LOSSES AND MAY NOT ACHIEVE PROFITABILITY.

         We have experienced significant operating losses each year since our inception and may incur additional operating losses this year, primarily as a result of expected increases in expenses for manufacturing capabilities, research and product development costs and general and administrative costs. We may not achieve profitability. For example, we experienced net losses of approximately $3.0 million in 1998, $14.4 million in 1999 and $13.3 million in 2000. As of June 30, 2001, we had an accumulated deficit of approximately $28.2 million. Our losses have resulted principally from costs incurred in research and development and from general and administrative costs associated with our operations. These costs have exceeded our litigation settlement and reimbursement, interest income and revenue which, to date, have been generated principally from collaborative research and development agreements, technology access fees, cash and investment balances and, to a lesser extent, product sales and government grants.

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

         We rely on patents to protect a large part of our intellectual property and our competitive position. In order to protect or enforce our patent rights, we may initiate patent litigation against third parties, such as the patent infringement suit against Aclara that was recently settled and is described under "Part II -- Item 1. Legal Proceedings." These lawsuits could be expensive, take significant time, and could divert management's attention from other business concerns. They would put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing. We may also provoke these third parties to assert claims against us. Patent law relating to the scope of claims in the technology fields in which we operate is still evolving and, consequently, patent positions in our industry are generally uncertain. We cannot provide assurance that we will prevail in any of these suits or that the damages or other remedies awarded, if any, will be commercially valuable. During the course of these suits, there may be public announcements of the results of hearings, motions and other interim proceedings or developments in the litigation. If securities analysts or investors perceive any of these results to be negative, it could cause our stock price to decline.

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

         In order for our high throughput systems to achieve the levels of throughput necessary to meet customers' demands, we may need to develop and manufacture sipper chips with more than four capillaries. Our current high throughput systems operate with sipper chips with either one or four capillaries, small glass tubes used to draw compounds into the chip. In order to achieve the levels of throughput that our customers desire, we may need to develop a LabChip(R) system accommodating more than four capillaries, which we may not be able to do. If we cannot cost-effectively deliver chips with more than four capillaries, we may not be able to attract new customers to purchase our high throughput systems, which would seriously harm our future prospects. Further, our existing Technology Access Program customers may decide not to renew their annual access subscriptions, which would seriously reduce our revenue.

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

         Agilent manufactures, markets and distributes the Agilent 2100 Bioanalyzer under an agreement we entered into in May 1998. We also rely on Agilent for significant financial and technical contributions in the development of products covered by the agreement. Our ability to develop, manufacture and market these products successfully depends significantly on Agilent's performance under this agreement. Sales of new and innovative instrumentation such as the Agilent 2100 Bioanalyzer involve a long sales cycle, requiring customer training and demonstration periods. Although sales of the Agilent 2100 Bioanalyzer increased in 2000 and the first quarter of 2001, we cannot predict whether this trend will continue at its current pace, if at all. If Agilent experiences manufacturing or distribution difficulties, does not actively market the Agilent 2100 Bioanalyzer, or does not otherwise perform under this agreement, our revenue from the Agilent 2100 Bioanalyzer may not be material. In addition, Agilent may terminate the agreement at their discretion at any time. If Agilent terminates this agreement, we would need to obtain development funding from other sources, and we may be required to find one or more other collaborators for the development and commercialization of our products. Our inability to enter into agreements with commercialization partners or develop our own marketing, sales, and distribution capabilities would increase costs and impede the commercialization of our products.

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

         Historically we have had very few customers and one commercial partner, Agilent, from which we have derived the majority of our revenue and, if we were to lose any one of these, our revenue would decrease substantially. For the six months ended June 30, 2001, Agilent, our Technology Access Program customers, and our initial licensing of the Ramsey family of patents to Aclara in connection with our litigation settlement with them, accounted for 89% of our total revenue. Agilent and three customers accounted for 90% of total revenue for the year ended December 31, 2000. Agilent and four customers accounted for 88% of total revenue in 1999. We and Agilent introduced the Agilent 2100 Bioanalyzer system in September 1999 and have received only modest revenue from the sale of this product on a commercial scale. Although we anticipate that future sales of the Agilent 2100 Bioanalyzer system will further expand our revenue base, we expect that we will continue to rely on our large customers and on Agilent for the majority of our revenue.

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

RISKS RELATED TO OWNING OUR COMMON STOCK

OUR STOCK PRICE IS EXTREMELY VOLATILE, AND INVESTORS COULD LOSE A SUBSTANTIAL PORTION OF THEIR INVESTMENT.

         Our stock has been trading on the Nasdaq National Market only since mid-December 1999. We initially offered our common stock to the public at $16.00 per share. Since then our stock price has been extremely volatile and has ranged, through July 31, 2001, from a high of approximately $202.00 per share on March 2, 2000 to a low of $12.00 per share on March 22, 2001. Our stock price may drop substantially following an investment in our common stock. We expect that our stock price will remain volatile as a result of a number of factors, including:

         o announcements by analysts regarding their assessment of Caliper and its prospects

         o announcements of our financial results or other corporate developments, particularly if they differ from investors' expectations

         o    general market volatility for technology stocks

WE HAVE BEEN SUED, AND ARE AT RISK OF FUTURE SECURITIES CLASS ACTION LITIGATION

         In the Spring and Summer of 2001, class action lawsuits against certain leading investment banks and over 100 companies that did public offerings during the prior several years were filed, including lawsuits against Caliper and certain of its officers and directors. See "Part II - Item 1. - Legal Proceedings" for a description of these lawsuits. This and other securities litigation could result in potential liability, cause us to incur litigation costs and divert management's attention and resources, any of which could harm our business. In addition, announcements of future lawsuits of this or some other nature, and announcements of events occurring during the course of the current and any future lawsuits, could cause our stock price to drop.

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

         The table below presents our investment portfolio by expected maturity and related weighted average interest rates at June 30, 2001:

                                                                                                                            FAIR
                                                               2001        2002       2003        2004        TOTAL         VALUE
                                                             -------     -------     -------     -------     --------     --------
          Money market fund..........................        $ 5,889          --          --          --     $  5,889     $  5,889
          Average interest rate......................           4.41%         --          --          --         4.41%

          Available for sale marketable securities...        $59,368     $59,470     $27,768     $26,917     $173,523     $174,881
          Average interest rate......................           5.30%       6.25%       5.95%       5.38%        5.74%

          Total securities...........................        $65,256     $59,470     $27,768     $26,917     $179,412     $180,770
          Average interest rate......................           5.21%       6.25%       5.95%       5.38%        5.69%


         Our equipment financings, amounting to $5.4 million as of June 30, 2001, are all at fixed rates and therefore, have minimal exposure to changes in interest rates.

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

         On April 23, 1999, Aclara filed a lawsuit in United States District Court for the Northern District of California (Case No. C-99-1968BZ) alleging that we were making, using, selling or offering for sale microfluidic devices that infringed United States Patent Number 5,750,015 in willful disregard of Aclara's patent rights. The Aclara action sought damages for past and future reduced sales or lost profits based upon our alleged fabrication, use, sale or offer for sale of allegedly infringing products and processes, and sought to enjoin our continued activities relating to these products. We counterclaimed for a declaratory judgment of noninfringement, invalidity and unenforceability of all claims of the Aclara patent.

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

         We have accounted for this arrangement by recording $4.3 million in Aclara stock at fair market value, with a note face value of $28.2 million including other receivable for the fully funded letter of credit which was reduced by the initial fair value ($2.7 million) of an embedded derivative. The latter two elements in combination represent the guarantee. The receivable will be accreted to its face value of $28.2 million over the life of the receivable using the level-yield method. The embedded derivative will be accounted for as discussed in Note 1.

         We and three of our officers and directors (David V. Milligan, Daniel
L. Kisner and James L. Knighton) have been named as defendants in three securities class action lawsuits filed in the United States District Court for the Southern District of New York. The first such suit is captioned Colbert Birnet, L.P v. Caliper Technologies Corp., et al.., No. 01-CV-5072, filed on June 7, 2001. The other two suits are captioned Kovel v. Caliper Technologies Corp., et al., No. 01-CV-5964 and Leach v. Caliper Technologies Corp., et al., 01-CV-6537, filed on June 29 and July 17, 2001, respectively. We believe that the cases will be consolidated and that a single consolidated complaint will be filed after the court appoints a lead plaintiff. The Kovel and Leach complaints allege claims against us and certain of our individual officers or directors under Sections 11 and 15 of the Securities Act of 1933. The Birnet and Kovel complaints allege claims against us and certain of our individual officers and directors under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as well as Rule 10b-5 of the Securities Exchange Act. Each of the complaints also names as a defendant one or more of the underwriters of our December 1999 initial public offering of common stock. Each of the complaints alleges that one or more of these underwriters charged excessive, undisclosed commissions to investors and entered into improper agreements with investors relating to aftermarket transactions. The complaints seek rescission or rescissionary damages on the Section 11 claims and an unspecified amount of money damages on the Rule 10b-5 claims. Based on information currently available to us, we believe that the claims alleged against us and our officers and directors are without merit. We intend to defend these cases vigorously.

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

         As of June 30, 2001, we had applied the estimated aggregated net proceeds of $75.9 million from our initial public offering as follows:

Working capital                                      $ 64.4 million
Capital expenditures                                 $  8.6 million
Repayment of indebtedness                            $  2.9 million


         The foregoing amounts represent our best estimate of our use of proceeds for the period indicated. No such payments were made to our directors or officers or their associates, holders of 10% or more of any class of our equity securities or to our affiliates, other than payments to officers for salaries in the ordinary course of business.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIY HOLDERS

         Our Annual Meeting of Stockholders was held on June 26, 2001. Proxies for the meeting were solicited pursuant to Regulation 14A. At the meeting, management's nominee for director was submitted to our stockholders for election, and a proposal to ratify the selection of Ernst & Young LLP as independent auditors of Caliper for its fiscal year ending December 31, 2001 was submitted to our stockholders.

         Management's nominee for director, David V. Milligan, Ph.D., was elected by the following vote:

         For:                 17,119,001
         Withhold:               575,530

Daniel L. Kisner, M.D., Anthony B. Evnin, Ph.D., Regis P. McKenna and Robert T. Nelsen also continued to serve as directors after the annual meeting. Daniel L. Kisner, M.D., and Regis P. McKenna will continue to serve as directors until the Annual Meeting of Stockholders to be held in 2002. Anthony Evnin, Ph.D., and Robert T. Nelsen will continue to serve as directors until the Annual Meeting of Stockholders to be held in 2003. David V. Milligan, Ph.D., will continue to serve as a director until the Annual Meeting of Stockholders to be held in 2004.

The proposal to ratify the selection of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2001 was approved by the following vote:

         For:                 17,655,669
         Against:                 13,153
         Abstain:                 25,709


ITEM 5. OTHER INFORMATION

         None.

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

(1) Previously filed as Exhibit 3.3 to our Registration Statement on Form S-1, Registration No. 333-88827.

(2) Previously filed as Exhibit 3.4 to our Registration Statement on Form S-1, Registration No. 333-88827.

(3) Previously filed as the like-numbered Exhibit to our Registration Statement on Form S-1, Registration No. 333-88827.

         (b) Reports on Form 8-K

             We filed a Current Report on Form 8-K on June 8, 2001, which announced that the law firm of Bernstein Liebhard & Lifshitz, LLP had filed a securities class action lawsuit on behalf of all persons who acquired Caliper Technologies Corp. securities between December 15, 1999 and December 6, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      CALIPER TECHNOLOGIES CORP.

     August 14, 2001                  By: /s/ JAMES L. KNIGHTON
                                          ----------------------------------
                                          James L. Knighton
                                          Executive Vice President and Chief
                                          Financial Officer


                                      By: /s/ ANTHONY T. HENDRICKSON
                                          -----------------------------------
                                          Anthony T. Hendrickson
                                          Corporate Controller and Principal
                                          Accounting Officer

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