Form 10-Q
period 2001-09-30
CALIPER TECHNOLOGIES CORP
filed 2001-11-14
CIK 1014672

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED SEPTEMBER 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO _________________.

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



         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No __



COMMON SHARES OUTSTANDING ON NOVEMBER 2, 2001:  24,131,170

                           CALIPER TECHNOLOGIES CORP.
                                TABLE OF CONTENTS

                                                                                           Page
                                                                                           ----
PART I            FINANCIAL INFORMATION

         Item 1.  Financial Statements (unaudited)
                    Condensed Balance Sheets as of September 30, 2001
                      and December 31, 2000..............................................    2
                    Condensed Statements of Operations for the Three and Nine Months
                      Ended September 30, 2001 and 2000..................................    3
                    Condensed Statements of Cash Flows for the Nine Months
                      Ended September 30, 2001 and 2000..................................    4

                    Notes to Unaudited Condensed Financial Statements....................    5

         Item 2.  Management's Discussion and Analysis of Financial Condition and
                      Results of Operations..............................................   11

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk.............   20


PART II           OTHER INFORMATION

         Item 1.  Legal Proceedings......................................................   21

         Item 2.  Changes in Securities and Use of Proceeds..............................   21

         Item 3.  Defaults upon Senior Securities........................................   22

         Item 4.  Submission of Matters to a Vote of Security Holders....................   22

         Item 5.  Other Information......................................................   22

         Item 6.  Exhibits and Reports on Form 8-K.......................................   22

SIGNATURES...............................................................................   23

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           CALIPER TECHNOLOGIES CORP.

                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                               SEPTEMBER 30,     DECEMBER 31,
                                                                   2001              2000
                                                               ------------------------------
 ASSETS                                                         (unaudited)
Current assets:
  Cash and cash equivalents .............................        $   5,156         $  36,294
  Marketable securities .................................           85,760           106,303
  Accounts receivable ...................................            3,826             2,991
  Inventories ...........................................            4,677             2,206
  Other receivable ......................................           26,475             1,033
  Prepaid expenses and other current assets .............            2,524             1,237
                                                                 ---------         ---------
Total current assets ....................................          128,418           150,064
Marketable securities ...................................           79,522            49,102
Investment in common stock ..............................            5.070                --
Security deposits .......................................            3,200             3,000
Property and equipment, net .............................           12,727             9,101
Notes receivable from officers ..........................              475               615
Other assets, net .......................................              547               632
                                                                 ---------         ---------
Total assets ............................................        $ 229,959         $ 212,514
                                                                 =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ......................................        $   2,974         $   2,960
  Accrued compensation ..................................            2,949             1,946
  Other accrued liabilities .............................              358             1,351
  Deferred revenue ......................................            3,071             3,763
  Current portion of equipment financing ................            1,806             1,671
                                                                 ---------         ---------
Total current liabilities ...............................           11,158            11,691
Noncurrent portion of equipment financing ...............            3,665             3,534
Deferred revenue and income credit ......................              166               194
Other noncurrent liabilities ............................            1,191               638

Commitments and contingencies
Stockholders' equity:
  Common stock ..........................................               24                23
  Additional paid-in capital ............................          250,448           249,004
  Deferred stock compensation ...........................           (2,745)           (4,772)
  Accumulated deficit ...................................          (36,585)          (48,426)
  Accumulated other comprehensive income ................            2,637               628
                                                                 ---------         ---------
Total stockholders' equity ..............................          213,779           196,457
                                                                 ---------         ---------
Total liabilities and stockholders' equity ..............        $ 229,959         $ 212,514
                                                                 =========         =========

                             See accompanying notes.

                           CALIPER TECHNOLOGIES CORP.
                       CONDENSED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                                                --------------------------------   -------------------------------
                                                                      2001             2000             2001            2000
                                                                ---------------   --------------   --------------   --------------
Revenue:
  Product revenue ..........................................        $  1,581         $  1,209         $  4,769         $  1,998
  Product revenue-related party (Note 4) ...................           2,017               --            2,017               --
  License fees and contract revenue ........................           3,043            4,298           14,935           11,578
                                                                    --------         --------         --------         --------
Total revenue ..............................................           6,641            5,507           21,721           13,576

Costs and expenses:
  Cost of product revenue ..................................             893              839            2,857            1,672
  Cost of product revenue-related party (Note 4) ...........           1,382               --            1,382               --
  Research and development .................................           9,985            8,987           28,358           22,650
  Selling, general and administrative ......................           4,327            2,464           10,692            7,300
  Amortization of deferred stock compensation (Note 1)  ....             587            1,020            2,027            3,663
                                                                    --------         --------         --------         --------
Total costs and expenses ...................................          17,174           13,310           45,316           35,285
                                                                    --------         --------         --------         --------
Operating loss .............................................         (10,533)          (7,803)         (23,595)         (21,709)
Interest income, net .......................................           2,165            1,870            7,936            4,528
Gain on settlement of litigation ...........................              --           12,000           27,500           12,000
                                                                    --------         --------         --------         --------
Net income(loss) before accounting change ..................          (8,368)           6,067           11,841           (5,181)
Cumulative effect of a change in accounting principle ......              --               --               --           (2,294)
                                                                    --------         --------         --------         --------
Net income(loss) ...........................................        $ (8,368)        $  6,067         $ 11,841         $ (7,475)
                                                                    ========         ========         ========         ========

Net income(loss) per share, basic:

Net income(loss) before accounting change ..................        $  (0.35)        $   0.28         $   0.49         $  (0.24)
Cumulative effect of a change in accounting principle ......              --               --               --            (0.11)
                                                                    --------         --------         --------         --------
Net income(loss) per share .................................        $  (0.35)        $   0.28         $   0.49         $  (0.35)
                                                                    ========         ========         ========         ========

Shares used in computing net income(loss) per share, basic .          24,059           21,971           23,947           21,278


Net income(loss) per share, diluted:

Net income(loss) before accounting change ..................        $  (0.35)        $   0.25         $   0.46         $  (0.24)
Cumulative effect of a change in accounting principle ......              --               --               --            (0.11)
                                                                    --------         --------         --------         --------
Net income(loss) ...........................................        $  (0.35)        $   0.25         $   0.46         $  (0.35)
                                                                    ========         ========         ========         ========

Shares used in computing net income(loss) per share, diluted          24,059           24,281           25,641           21,278



(1) Amortization of deferred stock compensation relates to the following:

Research and development ...................................        $    383         $    663         $    885         $  1,599
General and administrative .................................             204              357            1,142            2,064
                                                                    --------         --------         --------         --------
Total ......................................................        $    587         $  1,020         $  2,027         $  3,663
                                                                    ========         ========         ========         ========

                             See accompanying notes.

                           CALIPER TECHNOLOGIES CORP.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                            NINE MONTHS ENDED
                                                                              SEPTEMBER 30,
                                                                       ---------------------------
                                                                         2001              2000
                                                                       ---------         ---------
OPERATING ACTIVITIES
Net income(loss) ..............................................        $  11,841         $  (7,475)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
  Gain on settlement of litigation and non-cash license revenue          (32,500)               --
  Cumulative effect of a change in accounting principle .......               --             2,294
  Depreciation and amortization ...............................            2,626             1,449
  Amortization of deferred stock compensation .................            2,027             3,663
  Stock options issued to non-employees .......................              (79)              483
  Changes in operating assets and liabilities:
    Accounts receivable .......................................              256              (573)
    Inventories ...............................................           (2,471)           (1,938)
    Other receivable ..........................................              (58)          (12,000)
    Prepaid expenses and other current assets .................             (320)             (339)
    Notes receivable from officers ............................              140                10
    Other noncurrent asset ....................................             (211)             (182)
    Accounts payable and other accrued liabilities ............             (979)            1,762
    Accrued compensation ......................................            1,003               639
    Deferred revenue ..........................................             (720)             (852)
    Other noncurrent liabilities ..............................              553               271
                                                                       ---------         ---------
Net cash used in operating activities .........................          (18,892)          (12,788)
                                                                       ---------         ---------

INVESTING ACTIVITIES
Purchases of available-for-sale securities ....................         (167,755)         (136,731)
Proceeds from sales of available-for-sale securities ..........           87,326            12,012
Proceeds from maturities of available-for-sale securities .....           72,561            38,251
Purchase of property and equipment ............................           (6,168)           (2,433)
                                                                       ---------         ---------
Net cash used in investing activities .........................          (14,036)          (88,901)
                                                                       ---------         ---------

FINANCING ACTIVITIES
Proceeds from equipment financing .............................            1,686             1,378
Payments of obligations under equipment financing .............           (1,420)           (1,224)
Proceeds from issuance of common stock ........................            1,524           105,486
                                                                       ---------         ---------
Net cash provided by financing activities .....................            1,790           105,640
                                                                       ---------         ---------
Net decrease in cash and cash equivalents .....................          (31,138)            3,951
Cash and cash equivalents at beginning of period ..............           36,294            44,772
                                                                       ---------         ---------
Cash and cash equivalents at end of period ....................        $   5,156         $  48,723
                                                                       =========         =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid .................................................        $     486         $     464
                                                                       =========         =========

SUPPLEMENTAL DISCLOSURE OF SIGNIFICANT NONCASH
INVESTING ACTIVITIES

Other receivable ..............................................           26,475                --
Investment in common stock ....................................            5,058                --
Other assets ..................................................              967                --

                             See accompanying notes.

                           CALIPER TECHNOLOGIES CORP.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2000 filed by Caliper Technologies Corp.

REVENUE RECOGNITION

    Revenue is earned from Caliper's collaboration agreement, Technology Access Program agreements, LabChip(R) High Throughput Screening System, Automated Microfluidics Systems 90, Applications Developer Program, licensing and royalty agreements and government grants.

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

    Prior to January 1, 2000, Caliper recognized non-refundable license fees under its Technology Access Programs as revenue upon transfer of the license to third parties and when no further performance obligations existed. Effective January 1, 2000, Caliper changed its method of accounting for non-refundable license fees to recognize such fees ratably over the term of the committed related Technology Access Program agreement. Caliper believes the change in accounting principle is preferable based on guidance provided in SEC Staff Accounting Bulletin No. 101 -- Revenue Recognition in Financial Statements. Caliper further believes that the change is preferable as it is possible that Technology Access Program participants would not pay the non-refundable license fees without Caliper's continuing involvement in the subscription period, in providing support services, and in making prototype products available for purchase during the subscription period. The $2.3 million cumulative effect of the change in accounting principle was reported as a charge in the period ended March 31, 2000. The cumulative effect was initially recorded as deferred revenue and is being recognized as revenue over the remaining contractual terms of the Technology Access Program agreements. During the quarter ended March 31, 2000, the impact of the change in accounting was to increase net loss by ($1.8 million), or ($0.09 per share), comprised of the $2.3 million cumulative effect of the change in accounting principle ($0.11 per share), net of $450,000 of the related deferred revenue which was recognized as revenue during the quarter ($0.02 per share). During the three and nine months ended September 30, 2001, Caliper recorded $200,000 ($0.01 per share) and $600,000 ($0.02 per share) of the related deferred revenue as revenue. The remainder of the related deferred revenue will be recognized as revenue approximately as follows: $200,000 in the last quarter of 2001 and $194,000 in 2002.

    Subscription fees are recognized ratably over the subscription period. When payment of the subscription fee is contingent upon reaching a milestone, revenue is deferred until the milestone is met. Support and development services revenue is recognized in the periods the costs are incurred. Product revenue is recognized upon transfer of title to the customer.

LABCHIP(R) HIGH THROUGHPUT SCREENING SYSTEM, AUTOMATED MICROFLUIDICS SYSTEMS 90 AND APPLICATIONS DEVELOPER PROGRAM

     Product revenue is recognized upon the transfer of title to customers and is recorded net of discounts, rebates and allowances. Service revenue is recognized ratably over the service term.

LICENSING AND ROYALTY

     Revenue from Caliper's up-front license fees is recognized when the earnings process is complete and no further obligations exist. If further obligations exist, the up-front license fee is recognized ratably over the obligation period. Royalties from licenses are based on third-party sales and recorded as earned in accordance with contract terms, when third-party results are reliably measured and collectibility is assured.

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

DERIVATIVE AND HEDGING ACTIVITIES ACCOUNTING POLICY FOR DERIVATIVE INSTRUMENTS

    Effective January 1, 2001, Caliper adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. In connection with the adoption of SFAS No. 133, Caliper recognizes derivative financial instruments in the financial statements at fair value regardless of the purpose or intent for holding the instrument. Changes in the fair value of derivative financial instruments are either recognized periodically in income or in shareholders' equity as a component of comprehensive income (loss) depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it is designated as a fair value hedge or cash flow hedge. For derivative instruments that are designated and qualify as fair value hedge (i.e., hedging the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk), the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings during the period of the change in fair values. For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and is reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in current earnings during the period of change. Hedge effectiveness is assessed on a quarterly basis.

     As discussed in Note 5, Caliper has entered into a settlement agreement with Aclara Biosciences. The terms of the agreement provide that if Caliper sells any of the 900,000 shares of Aclara's common stock received in the settlement between 18 and 24 months from the effective date of the settlement agreement, and the then fair value of Aclara's stock is less than $36.11 per share, Aclara will pay Caliper in cash a dollar amount equal to the difference between the aggregate fair value of the Aclara stock at the date the shares are disposed and $32.5 million. If the then fair value of the Aclara stock is greater than $36.11 per share, Caliper will receive no additional consideration from Aclara. Caliper is restricted from selling its shares of Aclara for 18 months following the effective date of the settlement agreement. If Caliper sells its shares of Aclara stock at any time after 24 months from the effective date of the settlement agreement, Aclara will have no obligation to provide any additional consideration to Caliper. As discussed in Note 5, Aclara has executed a fully-funded $32.5 million standby letter of credit in favor of Caliper to secure its performance under this potential obligation. In effect, Aclara has guaranteed the aggregate settlement amount of $32.5 million, so long as Caliper sells its Aclara stock within a specified period of time.

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

STOCK-BASED COMPENSATION

    Caliper accounts for its stock options and equity awards in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and has elected to follow the "disclosure only" alternative prescribed by Financial Accounting Standards Board's SFAS No. 123, "Accounting for Stock-Based Compensation." Caliper accounts for stock options issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force 96-18. For the three and nine months ended September 30, 2001, compensation expense related to stock options issued to non-employees was ($21,000) and ($79,000), respectively, compared to $92,000 and $483,000 for the three and nine months ended September 30, 2000.

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

    A reconciliation of shares used in the calculations is as follows (in thousands):

                                                                   THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                   SEPTEMBER 30,
                                                                 -----------------------         -----------------------
                                                                  2001            2000            2001            2000
                                                                 -------         -------         -------         -------
Basic:
Weighted-average shares of common stock outstanding .....         24,068          22,021          23,961          21,370
Less: weighted-average shares subject to repurchase .....             (9)            (50)            (14)            (92)
                                                                 -------         -------         -------         -------

Weighted-average shares used in basic net income(loss)
per share ...............................................         24,059          21,971          23,947          21,278
                                                                 =======         =======         =======         =======

Diluted:
Weighted average shares of common stock outstanding .....         24,068          22,021          23,961          21,370
Plus: weighted average shares of common stock equivalents             --           2,310           1,694              --
Less: weighted average shares subject to repurchase .....             (9)            (50)            (14)            (92)
                                                                 -------         -------         -------         -------
Weighted average shares used in diluted net income(loss)
per share ...............................................         24,059          24,281          25,641          21,278
                                                                 =======         =======         =======         =======

NOTE 2 - INVENTORIES

  Inventories consist of the following (in thousands):

                                            September 30,      December 31,
                                                2001              2000
                                            -------------      ------------
         Raw material .............            $2,878            $2,018
         Work in process ..........             1,132               151
         Finished goods ...........               667                37
                                               ------            ------
         Total ....................            $4,677            $2,206
                                               ======            ======

NOTE 3 -- COMPREHENSIVE INCOME (LOSS)

  The components of comprehensive income(loss) for the three and nine months ended September 30, 2001 and 2000 are as follows (in thousands):

                                                Three Months Ended             Nine Months Ended
                                                   September 30,                 September 30,
                                              -----------------------        ----------------------
                                               2001            2000           2001           2000
                                              -------         -------        -------        -------
         Net income(loss) ............        $(8,368)        $ 6,067        $11,841        $(7,475)
         Unrealized gain on securities          1,576             166          2,009             93
                                              -------         -------        -------        -------
         Comprehensive income(loss) ..        $(6,792)        $ 6,233        $13,850        $(7,382)
                                              =======         =======        =======        =======


NOTE 4 -- RELATED PARTY

In May 2001, Caliper formed Amphora Discovery Corp. ("Amphora") transferring certain intangibles to Amphora. In September 2001, Amphora completed a private placement of securities with third party investors raising $25 million which reduced Caliper's ownership to 28 percent. Caliper's investment in Amphora is accounted for under the equity method of accounting. As Caliper's investment in Amphora has no basis for accounting purposes and, because Caliper does not guarantee debt or have commitments to fund losses, Caliper has not recorded its proportionate share of Amphora's operating losses in its financial statements since the completion of Amphora's financing.

    In September 2001, Caliper and Amphora entered into a LabChip Solutions Agreement and an Intellectual Property Agreement. The LabChip Solutions Agreement provided for the ongoing supply of Caliper high throughput screening systems and chips to Amphora, and for the provision of related services by Caliper to Amphora. It also contains certain intellectual property licensing provisions pertaining to the parties' independent and collaborative efforts to develop new high throughput screening systems based on Caliper's microfluidic technologies. Under the Intellectual Property Agreement, Caliper has granted Amphora certain exclusive rights to use Caliper's High Throughput Screening products in a chemical genomics database business.

    In September 2001, Caliper sold $2.3 million of the Caliper 250 High Throughput Screening System products to Amphora recording it as a related party sale on the financial statements. Under the equity accounting method, Caliper recorded $2.0 million in related party product sales and deferred 28% of the gross profit, or $249,000 that reflects Caliper's retained ownership interest in the products sold to Amphora. Caliper will recognize this remaining $249,000 as revenue ratably over the next 36 months as Amphora records depreciation on its Caliper 250 High Throughput Screening Systems.

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

     Commencing on June 7, 2001, Caliper and three of its officers and directors (David V. Milligan, Daniel L. Kisner and James L. Knighton) have been named as defendants in three securities class action lawsuits filed in the United States District Court for the Southern District of New York. The first such suit is captioned Colbert Birnet, L.P v. Caliper Technologies Corp., et al.., No. 01-CV-5072. The other two suits are captioned Kovel v. Caliper Technologies Corp., et al., No. 01-CV-5964 and Leach v. Caliper Technologies Corp., et al., 01-CV-6537.Caliper believes that the cases will be consolidated and that a single consolidated complaint will be filed after the court appoints a lead plaintiff. The Kovel and Leach complaints allege claims against Caliper and certain individual officers or directors of Caliper under Sections 11 and 15 of the Securities Act of 1933. The Birnet and Kovel complaints allege claims against Caliper and certain individual officers and directors of Caliper under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as well as Rule 10b-5 of the Securities Exchange Act. Each of the complaints also names as a defendant one or more of the underwriters of Caliper's December 1999 initial public offering of common stock. Each of the complaints alleges that one or more of these underwriters charged excessive, undisclosed commissions to investors and entered into improper agreements with investors relating to aftermarket transactions. The complaints seek rescission or rescissionary damages on the
Section 11 claims and an unspecified amount of money damages on the Rule 10b-5 claims. Based on information currently available to Caliper, Caliper believes that the claims alleged against Caliper and its officers and directors are without merit. Caliper intends to defend these cases vigorously.

NOTE 6  - RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." The statements eliminate the pooling-of-interests method of accounting for business combinations and require that goodwill and certain intangible assets not be amortized. Instead, these assets will be reviewed for impairment annually with any related losses recognized in earnings when incurred. The statements will be effective for Caliper as of January 1, 2002 for any existing goodwill and intangible assets and for business combinations initiated after June 30, 2001. Caliper has not recorded goodwill and other intangibles prior to September 31, 2001. Additionally, the Company does not have any business combinations as of September 30, 2001. Caliper will adopt the provisions of SFAS No. 141 for any business combination initiated after June 30, 2001. Caliper is currently analyzing the impact these statements will have; however, the impact is not expected to be material on Caliper's financial position or results of operations.

     In July 2001, the FASB also issued SFAS No. 143, "Accounting for Asset Retirement Obligations" and in August 2001, issued No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and is effective for financial statements issued for years beginning after June 15, 2002. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets, superseding SFAS No. 121 and is effective for Caliper January 1, 2002.Caliper is currently analyzing the impact these statements will have; however, the impact is not expected to be material on Caliper's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This Management's Discussion and Analysis of Financial Condition and Results of Operations as of September 30, 2001 and for the three and nine month periods ended September 30, 2001 and September 30, 2000 should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2000.

    Except for historical information, the discussion in this report contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this report should be read as applying to all related forward-looking statements wherever they appear in this report. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to these differences include those discussed in " -- Factors Affecting Operating Results" below as well as those discussed elsewhere.

OVERVIEW

    We are a leader in lab-on-a-chip technologies that miniaturize, integrate and automate many laboratory processes. We develop, manufacture and sell our proprietary LabChip(R) systems to pharmaceutical and other companies. We believe our LabChip(R) systems have the potential to assemble the power and reduce the scale of entire laboratories full of equipment and people. From inception in July 1995 through September 2001, our operating activities were primarily devoted to research, development and commercialization of technologies involving the manipulation of very small amounts of fluid, which are referred to as "microfluidic technologies," and first-generation products such as the Agilent 2100 Bioanalyzer, LabChip(R) kits and our high throughput screening systems, recruiting personnel, business development, raising capital and acquiring assets. In 1999, we recognized revenue from our first product sales when we sold initial versions of our high throughput system for drug screening to three of our Technology Access Program customers, Amgen, Eli Lilly and Roche. In addition, in September 1999, Agilent Technologies, Inc., our commercial partner, introduced our first LabChip(R) system for use by individual researchers. In March 2000, we recognized revenue from our first multi-capillary sipper chip system and Millennium Pharmaceuticals joined our Technology Access Program, becoming our fourth Technology Access Program customer, and also joined our joint applications development program, which was formalized later in the year as our Applications Developer Program. In May 2000, we introduced the DNA 500 LabChip(R) kit for the automated analysis of small DNA fragments to determine their size and concentration. In August 2000, we introduced the Protein 200 LabChip(R) kit for the automated sizing and analysis of protein samples. In September 2000, we introduced the Automated Microfluidics System 90 to perform automated high throughput nucleic acid analysis. In December 2000, GlaxoSmithKline became our second Applications Developer Program customer, with the goal of developing new applications in synthetic chemistry using our LabChip(R) technology. On January 7, 2001, we announced a comprehensive settlement agreement with Aclara Biosciences on all pending litigation between the two companies. As a result, Aclara will pay us $37.5 million over the next three years in a combination of stock, cash, and committed minimum royalties. We shipped our first Automated Microfluidics System 90 and our first microfluidics development workstation, the Caliper 42, in March 2001. In April 2001, we introduced the DNA 1000 LabChip(R) kit for the automated analysis of DNA fragments to determine their size and concentration. In July 2001, we announced the establishment of an Applications Developer Program collaboration with the National Aeronautics and Space Administration (NASA) to use our LabChip(R) technology to perform protein crystallization in a microgravity environment. In August 2001, we introduced the RNA Nano LabChip(R) kit, an enhanced application for the automated analysis of RNA fragments to determine their size and concentration. In August 2001, we also introduced new software to improve the efficiency of the Agilent 2100 Bioanalyzer

    In September 2001, as anticipated, we initiated a new commercial program for selling our high throughput screening (HTS) products. This program is intended to replace our fee-based Technology Access Program with direct sales of instruments, chips, services and custom solutions to customers based upon a product catalogue and established price list. We also introduced a new instrument platform, the Caliper 250 HTS System, which includes instruments for assay development and screening, and a menu of chips that perform standard assays. The Caliper 250 HTS System uses a 4-sipper chip capable of performing tens of thousands of experiments per chip per day, depending upon assay conditions, and offers walkaway automation and minimal user intervention. The Caliper 250 HTS System is being commercialized by our own sales and marketing force. We are also offering a full range of customer and field support services and a specialized HTS solutions program that includes specific assay development support, early access to beta products and customized microfluidic solutions for customers' individual research challenges. The first sales of the Caliper 250 HTS System were made to Amphora Discovery Corp.

    In September 2001, we announced the formation of a new company, Amphora Discovery Corp., to create and commercialize a comprehensive database of chemical genomics information. The Amphora database is being designed for use in preclinical drug discovery and is intended to include a comprehensive collection of information about important aspects of a library of small molecules and their interactions with therapeutic targets. Amphora plans to sell this database information directly to pharmaceutical companies, biotechnology firms and academic laboratories involved in preclinical and clinical research in life sciences. It also plans to sell analysis tools, reagents from the Amphora compound library, and licenses to proprietary compounds and targets. Amphora intends to use Caliper's LabChip(R) HTS systems to create, build and expand its chemical genomics database. Amphora has agreed to purchase a minimum number of Caliper instruments and datapoints in its first few years of operations and we expect that Amphora will be one of our major HTS customers.

    Since our inception, we have incurred significant losses and, as of September 30, 2001, we had an accumulated deficit of $36.6 million. Our losses have resulted principally from costs incurred in research and development, manufacturing scale-up, and from general and administrative costs associated with our operations. We expect to continue to incur substantial research and development, manufacturing scale-up, and general and administrative costs. As a result, we will need to generate significantly higher revenue to achieve profitability.

    Historically, prior to the quarter ended September 30, 2001, our revenue has been derived principally from contract revenue earned under our collaboration agreement with Agilent and from our Technology Access Program customers and, to a lesser extent, from the sale of products and government grants. During the third quarter ended September 30, 2001, largely due to the sales of high throughput screening systems to Amphora Discovery Corp., a larger portion of our revenue, about 50%, was derived from product sales. In addition, during the quarter ended March 31, 2001, we derived revenue of $5.0 million from our initial licensing of the Ramsey family of patents to Aclara. This licensing revenue will not recur in year 2001. Although we are developing and plan to introduce future products, we cannot provide assurance that we will be successful in these efforts. To date, we have generated a substantial portion of our revenue from a limited number of sources. During the nine months ended September 30, 2001, our licensing of the Ramsey family of patents to Aclara accounted for 23% of our revenue, Agilent alone accounted for 33% of our revenue, our Technology Access Program customers collectively accounted for 25% of our revenue, and sales to Amphora accounted for 7% of our revenue. During the nine months ended September 30, 2000 Agilent alone accounted for 45% of our revenue in this period and two Technology Access Program customers collectively accounted for 42% of our revenue.

    During the quarter ended September 30, 2001, within the context of our planned discontinuation of our Technology Access Program and conversion to a commercial HTS products business structure, we initiated the renegotiation of our Technology Access Program agreements with Amgen, Eli Lilly and Millennium Pharmaceuticals. The original agreement with Amgen expires in December 2001 and the agreement with Millennium expires in March 2002. Negotiations with these two companies are ongoing and we anticipate completing the restructuring of these contracts before year-end 2001. The contract with Eli Lilly has been completed and includes a commitment for their ongoing participation as a customer of Caliper's high throughput screening commercial business for 12 months. Historically, under our Technology Access Program agreements, we recognized as revenue non-refundable license fees over the contract period, product sales upon the transfer of title to the customer, and development and support fees in the period in which the costs were incurred. Subscription fees and development and support fees could be received annually or quarterly in advance depending upon the terms of the agreement. We recorded payments received in advance under all of these agreements as deferred revenue until earned. Currently, with the new HTS commercial structure, customers will purchase instruments, chips, support services and custom solutions directly from Caliper, and they will be charged on a data point pricing basis for their usage of chips. We will offer discounts based on the volume of products and services purchased.

    Under our collaboration agreement, Agilent funds our research and development expenditures related to the collaboration, reimburses us for our costs of supplying chips and reagents to Agilent and pays us a share of the gross margin earned on all components of LabChip(R) systems they sell. We record revenue from development and support activities under our collaboration agreement in the period in which the costs are incurred. We report direct costs associated with this contract as research and development expense. We recognize revenue related to the reimbursement of costs for the supply of chips and reagents to Agilent upon shipment. We recognize as revenue our share of gross margin on components of the LabChip(R) system sold by Agilent upon shipment to the end user. Agilent began marketing and sales efforts for the Agilent 2100 Bioanalyzer in late 1999. Sales of new and innovative instrumentation such as the Agilent 2100 Bioanalyzer involve a long sales cycle, requiring customer training and demonstration periods. Sales of the Agilent 2100 Bioanalyzer increased during the course of 2000 and the nine months of 2001 indicating, we believe, a growing market acceptance of this technology.

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2001 and 2000

     Revenue. Total revenue was $6.6 million and $21.7 million for the three and nine months ended September 30, 2001, respectively, compared to $5.5 million and $13.6 million for the three and nine months ended September 30, 2000. The increase of $1.1 million during the three months ended September 30, 2001 compared to the same period in 2000 resulted principally from product sales growth both to Amphora Discovery Corp., a related party, and third party customers, offset by declining contract revenues from Technology Access Program customers. Related party revenue was $2.0 million for the three and nine months ended September 30, 2001 resulting from sales of the Caliper 250 HTS System products to Amphora Discovery Corp. There were no related party revenues for the corresponding periods of 2000.

Product revenue from unrelated customers was $1.6 million and $4.8 million for the three and nine months ended September 30, 2001, respectively, compared to $1.2 million and $2.0 million for the three and nine months ended September 30, 2000. This increase of $400,000 and $2.8 million during the three and nine months ended September 30, 2001 compared to the same periods in 2000 is from product volume growth under our commercial collaboration with Agilent, and from sales of our Automated Microfluidics Systems 90 and Applications Developer Program, both of which were introduced in the first quarter of 2001.

License fees and contract revenues decreased to $3.0 million for the quarter ended September 30, 2001, compared to $4.3 million for the same period in 2000 due to the anticipated $735,000 decrease resulting from a one time research and development reimbursement in 2000 under our collaboration with Agilent Technologies. Additionally, we experienced a 35% decline in our Technology Access Program revenue in the period as a result of our conversion from a fee-based technology access program model to a commercial high throughput screening products business and the associated change in revenue recognition methods. For the nine months ended September 30, 2001 license fees and contract revenues increased to $14.9 million compared to $11.6 million for the same period in 2000. The increase of $3.3 million resulted from the $5.0 million licensing fee for the Ramsey family of patents to Aclara, offset by a decrease in the research and development reimbursement from our collaboration with Agilent Technologies noted above and a 25% decline in our Technology Access Program revenue.

     Cost of Product Revenues. Cost of products sold was $1.4 million for the related party sales to Amphora Discovery Corp. for the three and nine months ended September 30, 2001. The profit margins on product sales to Amphora will vary due to the volume of products purchased and the corresponding commercial volume discounts earned. Cost of all other products sold were $893,000 and $2.9 million for the three and nine months ended September 30, 2001, respectively, compared to $839,000 and $1.7 million in the same periods of 2000. The improved profit margins from product sales to unrelated customers for the quarter ended September 30, 2001 of $688,000, compared to $370,000 in the same period of 2000 was primarily due to the increased sales of Agilent 2100 Bioanalyzer systems and sales of Caliper's own products. Product mix will affect future profit margins as Caliper earns a higher return from its own products sold as opposed to sharing gross margin revenues on collaboration products with Agilent Technologies. For the nine months ended September 30, 2001, profit margins improved from the mix of increased Caliper product sales and increased Agilent 2100 Bioanalyzer systems compared to the same period in 2000.

     Research and Development Expenses. Research and development expenses consist primarily of salaries and related personnel costs, fees paid to consultants and outside service providers for chip development, material costs for prototype and test units, legal expenses resulting from intellectual property prosecution, and other expenses related to the design, development, testing and enhancement of our products. Research and development expenses were $10.0 million and $28.4 million for the three and nine months ended September 30, 2001, respectively, compared to $9.0 million and $22.7 million for the three and nine months ended September 30, 2000. The increase of $1.0 million during the three months ended September 30, 2001 compared to the same period in 2000 was attributable to continued growth of research and development activities, including $2.1 million related to growth in personnel and services to support our Technology Access Program, partner collaboration and initial product launches, offset by a decrease in litigation related legal costs due to the settlement with Aclara Biosciences on all litigation. The increase of $5.7 million during the nine months ended September 20, 2001 compared to the same period in 2000 resulted from $6.1 million related to growth in personnel and services to support our Technology Access Program, partner collaboration and product launches as a result of a 43% increase in headcount from September 30, 2000, offset by decreased litigation costs. We expect research and development spending to increase over the next year as we continue to focus and expand our research and the product development efforts.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, recruiting expenses, marketing and product promotional costs, professional fees, and other corporate expenses including business development and general legal activities. Selling, general and administrative expenses were $4.3 million and $10.7 million for the three and nine months ended September 30, 2001, respectively, compared to $2.5 million and $7.3 million for the three and nine months ended September 30, 2000. The increase of $1.8 million during the three months ended September 30, 2001 compared to the same period in 2000 resulted from $485,000 related to compensation for general and administrative personnel, $435,000 in expanded product promotion and marketing research efforts, and the remaining balance due to overall expansion in our operations. The increase of $3.4 million during the nine months ended September 20, 2001 compared to the same period in 2000 resulted from $1.2 million related to compensation for general and administrative personnel as a result of a 22% increase in headcount from September 30, 2000. The remaining $2.2 million increase consisted of $1.1 million for expanded product promotion and market research efforts with remainder due to overall expansion in our operations and facilities. We expect selling and administrative expenses to continue to increase over the next several years to support our growing business activities, the commercialization of our products, and due to the costs associated with operating as a public company.

    Amortization of Deferred Stock Compensation. Deferred stock compensation represents the difference between the deemed fair value of our common stock for accounting purposes and the exercise price of options at the date of grant. During 1998 and 1999, we recorded deferred stock compensation totaling $13.2 million. This amount is being amortized over the respective vesting periods of the individual stock options using the graded vesting method. We recorded amortization of deferred compensation of $587,000 and $2.0 million, respectively, for the three and nine months ended September 30, 2001, compared to $1.0 million and $3.7 million for the three and nine months ended September 30, 2000. We expect to record amortization expense for deferred compensation as follows: $513,000 for the last quarter of 2001, $1.4 million during 2002, $670,000 during 2003 and $122,000 during 2004. The amount of deferred compensation expense to be recorded in future periods may decrease if unvested options for which deferred compensation has been recorded are subsequently canceled.

    Interest Income, Net. Net interest income consists of income from our cash and investments offset by expenses related to our financing obligations. Net interest income was $2.2 million and $7.9 million for the three and nine months ended September 30, 2001, respectively, compared to $1.9 million and $4.5 million for the three and nine months ended September 30, 2000. The increase primarily resulted from interest income on the proceeds of $104.9 million raised in August 2000 from the sale of 2,300,000 shares of common stock in a private placement.

    Gain on Settlement of Litigation. The litigation settlement was $27.5 million for the nine months ended September 30, 2001, resulting from the comprehensive settlement agreement with Aclara for the dismissal of all suits and countersuits between the two companies, which occurred in January 2001. The $12.0 million litigation settlement for the three and nine months ended September 30, 2000 resulted from a settlement agreement with our former patent counsel, Bertram Rowland, and his former law firm, Flehr, Hohbach, Test, Albritton and Herbert, which occurred in September 2000.

LIQUIDITY AND CAPITAL RESOURCES

    Our cash, cash equivalents and marketable securities were $170.4 million at September 30, 2001 compared to $191.7 million at December 31, 2000. We used cash of $18.9 million for operations for the nine-month period ended September 30, 2001 as compared to $12.8 for the comparable period in 2000. Cash used in the nine months ended September 30, 2001 consisted primarily of the net income of $11.8 million and $4.6 million from amortization of deferred stock compensation, stock options issued to non-employees and depreciation and amortization expense, more than offset by non-cash charges of $27.5 million related to gain on litigation settlement, $5.0 million non-cash revenue, and $2.8 million from changes in operating assets and liabilities. Caliper also has $3.2 million in a market rate account at September 30, 2001 pledged for facilities deposits compared to $3.0 million at December 31, 2000.

    As of September 30, 2001, we have a committed capital resource of $32.5 million as a result of a litigation settlement. As a component of the settlement agreement, Aclara has effectively guaranteed the value of the Aclara common stock to be $32.5 million at the time of our sale of the stock, provided that the sale occurs in the period from 18 months to 24 months from the effective date of the settlement agreement. Aclara has entered into a fully-funded $32.5 million standby letter of credit in favor of us to secure its performance under this potential obligation.

    Net cash used in investing activities was $14.0 million for the nine months ended September 30, 2001 as compared to $88.9 million for the comparable period in 2000. Net cash used in investing consists primarily of purchases of available-for-sale investments as well as capital expenditures offset by proceeds from sales and maturities of available-for-sale investments.

    Net cash provided by financing activities was $1.8 million for the nine months ended September 30, 2001 as compared to $105.6 million for the comparable period in 2000. Net proceeds from financing activities for the nine months ended September 30, 2001 consisted of $1.7 million from equipment financing and $1.5 million from employee stock option exercises, offset by repayments of equipment financing arrangements of $1.4 million. Net proceeds from financing activities for the nine months ended September 30, 2000 consisted principally of approximately $104.9 million raised from the sale of 2,300,000 shares of common stock in a private placement, which occurred in August 2000.

    Our capital requirements depend on numerous factors, including market acceptance of our products, the resources we devote to developing and supporting our products, and other factors. We expect to devote substantial capital resources to continue our research and development efforts, to expand our support and product development activities, to expand the commercialization of our LabChip(R) systems and products and for other general corporate activities. We believe that our current cash balances, together with the revenue to be derived from our collaboration with Agilent and our Technology Access Program agreements and our licensing initiatives will be sufficient to fund our operations at least through the year 2002. During or after this period, if cash generated by operations is insufficient to satisfy our liquidity requirements, we may need to sell additional equity or debt securities or obtain additional credit arrangements. Additional financing may not be available on terms acceptable to us or at all. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders.

FACTORS AFFECTING OPERATING RESULTS

OUR LABCHIP(R) SYSTEMS MAY NOT ACHIEVE MARKET ACCEPTANCE, WHICH COULD CAUSE OUR REVENUE TO GROW SLOWLY OR DECLINE.

    Our technologies are still in the early stages of development, and most of our LabChip(R) systems incorporating these technologies have only recently been made commercially available. If our LabChip(R) systems do not gain market acceptance, we will be unable to generate sales and our revenue will decline. The commercial success of our LabChip(R) systems will depend upon market acceptance of the merits of our LabChip(R) systems by pharmaceutical and biotechnology companies, academic research centers and other companies that rely upon laboratory experimentation. We have not yet demonstrated these benefits. Market acceptance will depend on many factors, including:

    - our ability to demonstrate the advantages and potential economic value of our LabChip(R) systems over alternative well-established technologies and products

    -   the extent of Agilent's efforts to market the Agilent 2100 Bioanalyzer

    -   our ability to market our HTS systems through our commercial programs

    -   general economic conditions, which have deteriorated over the last year

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

WE EXPECT TO INCUR FUTURE OPERATING LOSSES AND MAY NOT ACHIEVE PROFITABILITY.

    We have experienced significant operating losses each year since our inception and expect to incur additional operating losses this year, primarily as a result of expected increases in expenses for manufacturing capabilities, research and product development costs and general and administrative costs. We may not achieve profitability. For example, we experienced net losses of approximately $3.0 million in 1998, $14.4 million in 1999, $13.3 million in 2000, and $11.8 million in the first nine months of 2001. As of September 30, 2001, we had an accumulated deficit of approximately $36.6 million. Our losses have resulted principally from costs incurred in research and development and from general and administrative costs associated with our operations. These costs have exceeded our litigation settlement and reimbursement, interest income and revenue which, to date, have been generated principally from collaborative research and development agreements, technology access fees, cash and investment balances and, to a lesser extent, product sales and government grants.

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

    Third parties may assert infringement or other intellectual property claims against us, such as the Aclara litigation that was recently settled and is described under "Part I -- Item 1. Financial Statements (Note 5)." We may have to pay substantial damages, including treble damages, for past infringement if it is ultimately determined that our products infringe a third party's proprietary rights. Further, we may be prohibited from selling our products before we obtain a license, which, if available at all, may require us to pay substantial royalties. Even if these claims are without merit, defending a lawsuit takes significant time, may be expensive and may divert management attention from other business concerns. We are aware of third-party patents that may relate to our technology or potential products. We have also been notified that third parties have attempted to provoke an interference with one issued U.S. patent that we have exclusively licensed to determine the priority of inventions. Any public announcements related to litigation or interference proceedings initiated or threatened against us could cause our stock price to decline. We recently settled intellectual property litigation with Aclara concerning one family of Aclara patents. However, Aclara could assert other patent infringement claims against us in the future in alternative dispute resolution proceedings established under our settlement agreement. If we are found to be infringing any valid patent claims asserted by Aclara in alternative dispute resolution proceedings, we may be prohibited from selling our products before we obtain a license, which, if available at all, may require us to pay substantial royalties.

WE MAY NEED TO INITIATE LAWSUITS TO PROTECT OR ENFORCE OUR PATENTS, WHICH WOULD BE EXPENSIVE AND, IF WE LOSE, MAY CAUSE US TO LOSE SOME OF OUR INTELLECTUAL PROPERTY RIGHTS, WHICH WOULD REDUCE OUR ABILITY TO COMPETE IN THE MARKET.

    We rely on patents to protect a large part of our intellectual property and our competitive position. In order to protect or enforce our patent rights, we may initiate patent litigation against third parties, such as the patent infringement suit against Aclara that was recently settled and is described under "Part I -- Item 1. Financial Statements (Note 5)." These lawsuits could be expensive, take significant time, and could divert management's attention from other business concerns. They would put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing. We may also provoke these third parties to assert claims against us. Patent law relating to the scope of claims in the technology fields in which we operate is still evolving and, consequently, patent positions in our industry are generally uncertain. We cannot provide assurance that we will prevail in any of these suits or that the damages or other remedies awarded, if any, will be commercially valuable. During the course of these suits, there may be public announcements of the results of hearings, motions and other interim proceedings or developments in the litigation. If securities analysts or investors perceive any of these results to be negative, it could cause our stock price to decline.

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

    We must develop new applications for existing LabChip(R) instruments, which we may not be able to do. The Agilent 2100 Bioanalyzer uses LabChip(R) kits that we specifically design for each application. We currently have LabChip(R) kits commercially available for nine applications relating to DNA, RNA and protein sizing and quantification. DNA and RNA are commonly used acronyms for chemicals that contain, or transmit, genetic information in living things. We currently are developing LabChip(R) kits for other applications.
If we are unable to develop LabChip(R) kits for specific applications required by potential customers, those customers may not purchase the Agilent 2100 Bioanalyzer.

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

    Agilent manufactures, markets and distributes the Agilent 2100 Bioanalyzer under an agreement we entered into in May 1998. We also rely on Agilent for significant financial and technical contributions in the development of products covered by the agreement. Our ability to develop, manufacture and market these products successfully depends significantly on Agilent's performance under this agreement. Sales of new and innovative instrumentation such as the Agilent 2100 Bioanalyzer involve a long sales cycle, requiring customer training and demonstration periods. Although sales of the Agilent 2100 Bioanalyzer increased in 2000 and the first nine months of 2001, we cannot predict whether this trend will continue at its current pace, if at all. If Agilent experiences manufacturing or distribution difficulties, does not actively market the Agilent 2100 Bioanalyzer, or does not otherwise perform under this agreement, our revenue from the Agilent 2100 Bioanalyzer may not be material. In addition, Agilent may terminate the agreement at their discretion at any time. If Agilent terminates this agreement, we would need to obtain development funding from other sources, and we may be required to find one or more other collaborators for the development and commercialization of our products. Our inability to enter into agreements with commercialization partners or develop our own marketing, sales, and distribution capabilities would increase costs and impede the commercialization of our products.

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

    Under our collaboration agreement with Agilent, Agilent may elect at any time to stop developing, manufacturing or distributing any product that it reasonably determines, on the advice of counsel, poses a substantial risk of infringing a third-party patent. For example, if a third party claims that we are violating their patent, then Agilent may terminate marketing and selling of the Agilent 2100 Bioanalyzer system, which Agilent began marketing in September 1999, which will decrease our future revenue.

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

    Historically we have had very few customers and one commercial partner, Agilent, from which we have derived the majority of our revenue and, if we were to lose any one of these, our revenue would decrease substantially. For the nine months ended September 30, 2001, Agilent, our Technology Access Program customers, and our initial licensing of the Ramsey family of patents to Aclara in connection with our litigation settlement with them, accounted for 81% of our total revenue. Agilent and three customers accounted for 90% of total revenue for the year ended December 31, 2000. Agilent and four customers accounted for 88% of total revenue in 1999. We and Agilent introduced the Agilent 2100 Bioanalyzer system in September 1999 and have received only modest revenue from the sale of this product on a commercial scale. Although we anticipate that future sales of the Agilent 2100 Bioanalyzer system will further expand our revenue base, we expect that we will continue to rely on our large customers and on Agilent for the majority of our revenue.

WE HAVE REACHED THE FINAL CONTRACT YEAR FOR SOME OF OUR TECHNOLOGY ACCESS PROGRAM AGREEMENTS.

    The third and final year of our Technology Access Program agreement with Amgen began on January 1, 2001. In addition, the third and final year of our Technology Access Program agreement with Eli Lilly began on August 12, 2001. Although we believe that these customers will continue to use LabChip(R) products and services, we may not derive significant revenue from them in the future.

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

RISKS RELATED TO OWNING OUR COMMON STOCK

OUR STOCK PRICE IS EXTREMELY VOLATILE, AND INVESTORS COULD LOSE A SUBSTANTIAL PORTION OF THEIR INVESTMENT.

    Our stock has been trading on the Nasdaq National Market only since mid-December 1999. We initially offered our common stock to the public at $16.00 per share. Since then our stock price has been extremely volatile and has ranged, through October 31, 2001, from a high of approximately $202.00 per share on March 2, 2000 to a low of $8.40 per share on September 21, 2001. Our stock price may drop substantially following an investment in our common stock. We expect that our stock price will remain volatile as a result of a number of factors, including:

    - announcements by analysts regarding their assessment of Caliper and its prospects

    - announcements of our financial results or other corporate developments, particularly if they differ from investors' expectations

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

    The table below presents our investment portfolio by expected maturity and related weighted average interest rates at September 30, 2001:

                                                                                                                            FAIR
                                                     2001          2002          2003          2004          TOTAL          VALUE
                                                     ----          ----          ----          ----          -----          -----
    Money market fund ......................        $ 5,156            __            __            __       $  5,156       $  5,156
    Average interest rate ..................           3.55%           __            __            __           3.55%

    Available for sale marketable securities        $27,662       $62,279       $44,520       $31,384       $165,845       $165,845
    Average interest rate ..................           4.45%         5.72%         6.12%         5.19%          5.51%

    Total securities .......................        $32,818       $59,470       $27,768       $26,917       $171,001       $171,001
    Average interest rate ..................           4.31%         5.72%         6.12%         5.19%          5.45%


    Our equipment financings, amounting to $5.5 million as of September 30, 2001, are all at fixed rates and therefore, have minimal exposure to changes in interest rates.

    We have operated primarily in the United States and all sales to date have been made in U.S. dollars. Accordingly, we have not had any material exposure to foreign currency rate fluctuations.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     We and three of our officers and directors (David V. Milligan, Daniel L. Kisner and James L. Knighton) have been named as defendants in three securities class action lawsuits filed in the United States District Court for the Southern District of New York. The first such suit is captioned Colbert Birnet, L.P v. Caliper Technologies Corp., et al.., No. 01-CV-5072, filed on June 7, 2001. The other two suits are captioned Kovel v. Caliper Technologies Corp., et al., No. 01-CV-5964 and Leach v. Caliper Technologies Corp., et al., 01-CV-6537, filed on June 29 and July 17, 2001, respectively. These cases have been transferred to a single federal district court judge together with over 800 similar cases involving more than 170 other companies that recently have conducted initial public offerings. Together, those cases are denominated In re Initial Public Offering Securities Litigation, 21 MC 92(SAS). We believe that the cases against Caliper will be consolidated and that a single consolidated complaint will be filed after the court appoints a lead plaintiff. The Kovel and Leach complaints allege claims against us and certain of our individual officers or directors under Sections 11 and 15 of the Securities Act of 1933. The Birnet and Kovel complaints allege claims against us and certain of our individual officers and directors under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as well as Rule 10b-5 of the Securities Exchange Act. Each of the complaints also names as a defendant one or more of the underwriters of our December 1999 initial public offering of common stock. Each of the complaints alleges that one or more of these underwriters charged excessive, undisclosed commissions to investors and entered into improper agreements with investors relating to aftermarket transactions. The complaints seek rescission or rescissionary damages on the Section 11 claims and an unspecified amount of money damages on the Rule 10b-5 claims. Based on information currently available to us, we believe that the claims alleged against us and our officers and directors are without merit. We intend to defend these cases vigorously.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

 (a) Exhibits

         EXHIBIT
          NUMBER                                 DESCRIPTION OF DOCUMENT
          ------                                 -----------------------
        3.1(1)            Amended and Restated Certificate of Incorporation of Caliper.

        3.2(2)            Bylaws of Caliper.

        4.1               Reference is made to Exhibits 3.1 and 3.2.

        4.2(3)            Specimen Stock Certificate.

       10.33(4)           LabChip Solutions Agreement, dated as of September 21, 2001, between Caliper and Amphora Discovery Corp.

       10.34              Consulting Agreement, dated as of October 8, 2001, between Amphora discovery Corp. and Michael R. Knapp.

       10.35              Founder Restricted Stock Purchase Agreement, dated as of October 8, 2001, between Amphora Discovery Corp.
                          and Michael R. Knapp.

       10.36              Consulting Agreement, dated as of October 14, 2001, between Amphora Discovery Corp. and James L. Knighton.

       10.37              Founder Restricted Stock Purchase Agreement, dated as of October 14, 2001, between Amphora Discovery Corp.
                          and James L. Knighton.

       10.38(4)           Technology Access Agreement Amendment, dated August 20, 2001, between Caliper and Eli Lilly and Company.


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

(b)      Reports on Form 8-K

         We did not file a Current Report on Form 8-K during the quarter ended September 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             CALIPER TECHNOLOGIES CORP.

 November 14, 2001           By: /s/ JAMES L. KNIGHTON
                                 --------------------------------

                                     James L. Knighton
                                     Executive Vice President and Chief
                                     Financial Officer

                             By: /s/ ANTHONY T. HENDRICKSON
                                 -------------------------------

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

EXHIBIT INDEX

        3.1(1)            Amended and Restated Certificate of Incorporation of Caliper.

        3.2(2)            Bylaws of Caliper.

        4.1               Reference is made to Exhibits 3.1 and 3.2.

        4.2(3)            Specimen Stock Certificate.

       10.33(4)           LabChip Solutions Agreement, dated as of September 21, 2001, between Caliper and Amphora Discovery Corp.

       10.34              Consulting Agreement, dated as of October 8, 2001, between Amphora discovery Corp. and Michael R. Knapp.

       10.35              Founder Restricted Stock Purchase Agreement, dated as of October 8, 2001, between Amphora Discovery Corp.
                          and Michael R. Knapp.

       10.36              Consulting Agreement, dated as of October 14, 2001, between Amphora Discovery Corp. and James L. Knighton.

       10.37              Founder Restricted Stock Purchase Agreement, dated as of October 14, 2001, between Amphora Discovery Corp.
                          and James L. Knighton.

       10.38(4)           Technology Access Agreement Amendment, dated August 20, 2001, between Caliper and Eli Lilly and Company.


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