Form 10-Q/A
period 2001-09-30
CALIPER TECHNOLOGIES CORP
filed 2002-03-15
CIK 1014672

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               AMENDMENT NO. 1 ON
                                   FORM 10-Q/A

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

COMMON SHARES OUTSTANDING ON NOVEMBER 2, 2001:  24,131,170

                                EXPLANATORY NOTE

        We are filing this amendment to our Quarterly Report on Form 10-Q, originally filed with the Securities and Exchange Commission on November 14, 2001, solely for the purpose of amending Exhibit 10.33 under Item 6 of Part II.

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

   10.34(5)      Consulting Agreement, dated as of October 8, 2001, between
                 Amphora Discovery Corp. and Michael R. Knapp.

   10.35(5)      Founder Restricted Stock Purchase Agreement, dated as of
                 October 8, 2001, between Amphora Discovery Corp. and Michael R.
                 Knapp.

   10.36(5)      Consulting Agreement, dated as of October 14, 2001, between
                 Amphora Discovery Corp. and James L. Knighton.

   10.37(5)      Founder Restricted Stock Purchase Agreement, dated as of
                 October 14, 2001, between Amphora Discovery Corp. and James L.
                 Knighton.

   10.38(4)(5)   Technology Access Agreement Amendment, dated August 20, 2001, between Caliper and Eli Lilly and Company.


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

(5) Previously filed as the like-numbered Exhibit to our Quarterly Report on Form 10-Q which this Form 10-Q/A amends.

(b)     Reports on Form 8-K

        We did not file a Current Report on Form 8-K during the quarter ended September 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CALIPER TECHNOLOGIES CORP.

        March 14, 2002                  By:/s/ DANIEL L. KISNER
                                           --------------------------------
                                             Daniel L. Kisner, M.D.
                                             President and Chief
                                             Executive Officer


                                        By:/s/ ANTHONY T. HENDRICKSON
                                           --------------------------------
                                             Anthony T. Hendrickson
                                             Corporate Controller and Principal
                                             Accounting Officer

EXHIBIT INDEX
      3.1(1)        Amended and Restated Certificate of Incorporation of
                    Caliper.

      3.2(2)        Bylaws of Caliper.

      4.1           Reference is made to Exhibits 3.1 and 3.2.

      4.2(3)        Specimen Stock Certificate.

      10.33(4) LabChip Solutions Agreement, dated as of September 21, 2001, between Caliper and Amphora Discovery Corp.

      10.34(5)      Consulting Agreement, dated as of October 8, 2001, between
                    Amphora Discovery Corp. and Michael R. Knapp.

      10.35(5)      Founder Restricted Stock Purchase Agreement, dated as of
                    October 8, 2001, between Amphora Discovery Corp. and Michael
                    R. Knapp.

      10.36(5)      Consulting Agreement, dated as of October 14, 2001, between
                    Amphora Discovery Corp. and James L. Knighton.

      10.37(5)      Founder Restricted Stock Purchase Agreement, dated as of
                    October 14, 2001, between Amphora Discovery Corp. and James
                    L. Knighton.

      10.38(4)(5)   Technology Access Agreement Amendment, dated August 20,
                    2001, between Caliper and Eli Lilly and Company.


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

(5) Previously filed as the like-numbered Exhibit to our Quarterly Report on Form 10-Q which this Form 10-Q/A amends.