Form 10-K405
period 2001-12-31
CALIPER TECHNOLOGIES CORP
filed 2002-03-29
CIK 1014672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file #000-28229

Caliper Technologies Corp.

(Exact name of registrant as specified in its charter)

Delaware	33-0675808
(State of Incorporation)	(I.R.S. Employer Identification Number)

605 Fairchild Drive

Mountain View, CA 94043-2234
(Address and zip code of principal executive offices)

Registrant’s telephone number, including area code: (650) 623-0700

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 Par Value
(Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

      Based on the closing sale price of common stock on the Nasdaq National Market on March 1, 2002 the aggregate market value of the voting stock held by non-affiliates of the registrant was $226,165,880. Excludes an aggregate of 5,287,707 shares of common stock held by officers and directors and by each person known by the registrant to own 5% or more of the outstanding common stock. Exclusion of shares held by any of these persons should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

      The number of shares outstanding of Registrant’s common stock, $0.001 par value was 24,229,573 at March 1, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

      Certain information in Part III of this Annual Report on Form 10-K is incorporated by reference to the Proxy Statement for the registrant’s 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

CALIPER TECHNOLOGIES CORP.

FORM 10-K

For the Fiscal Year Ended December 31, 2001

      This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Act of 1934. These statements relate to future events or our future financial performance. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined under “Factors Affecting Operating Results” contained in “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements.

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

PART 1

Item 1.     Business

Overview

      We are a leader in lab-on-a-chip technologies. We believe our LabChip systems can assemble the power and reduce the size of entire laboratories full of equipment and people. Our LabChip systems miniaturize, integrate and automate many laboratory processes, and put them on a chip that can fit in the palm of a child’s hand. Each chip contains a network of microscopic channels through which fluids and chemicals are moved, using electricity or pressure, in order to perform experiments. The chips are the key components of our LabChip systems, which also include reagents as well as instruments and software that together control and read the chips. We believe our LabChip systems have the potential to revolutionize experimentation in a wide range of industries by enabling individuals and organizations to perform laboratory experiments at a speed, cost and scale previously unattainable. Our initial commercialization focus is the pharmaceutical industry, where there is an urgent need to improve the efficiency and reduce the cost of drug discovery and development. Future target industries potentially include agriculture, clinical diagnostics, chemicals and consumer products. We believe that we are the first company to sell and deliver lab-on-a-chip products to customers.

      During 1999 we introduced our first two LabChip systems, a personal laboratory system and an initial version of our high throughput system. In March 2000, we recognized revenue from our first multi-capillary sipper chip system, and our joint applications development program, which was formalized later that year as our Applications Developer Program (ADP). In September 2000, we introduced the Automated Microfluidics System 90 (AMS 90) to perform automated high throughput nucleic acid analysis. In September 2001, we launched the LabChip-based high throughput screening system, which represents a new, microfluidic chip-based approach to high throughput drug screening. Also in September, Caliper formed a new, independently funded and managed company, Amphora Discovery Corp., to create and commercialize comprehensive chemical genomics information detailing the interactions of small molecules with a broad array of gene products.

      We were incorporated in Delaware on July 26, 1995. Our principal offices and manufacturing facilities are located at 605 Fairchild Drive, Mountain View, California 94043-2234, our telephone number is (650) 623-0700, and our website is located on the worldwide web at “calipertech.com”. Our website address is given solely for informational purposes; we do not intend, by this reference, that our website should be deemed to be part of this Annual Report on Form 10-K.

Our LabChip Systems

      We believe that our LabChip technology represents a revolutionary advance in laboratory experimentation needed by the pharmaceutical and other industries today. The chips are the key components of our LabChip systems that also include a particular LabChip instrument together with experiment-specific reagents and software. Our chips contain a network of microscopic channels through which fluids and chemicals are moved to perform experiments. A single type of chip used with particular reagents and software to perform a particular experiment make up one LabChip application. Depending on the chip format, reagents are introduced either automatically or by the user. The chip is placed in the instrument, which uses software to control the movement of fluids with pressure or voltage. The instrument also has an optical system for detecting the results. Because we have great flexibility in channel design and can exert split-second computer control over fluid flow, we have the ability to create chips for a multitude of experiments. Our LabChip systems miniaturize, integrate and automate experiments providing, we believe, the benefits of high speed, reduced cost, expanded individual researcher capability, improved data accuracy and improved enterprise-wide productivity.

Features of LabChip Systems

•	Miniaturization. Conventional laboratory equipment typically uses about a drop of fluid, or 50 to 100 microliters, to perform each experiment. In some LabChip applications, this volume is reduced to 1 nanoliter, or one billionth of a liter, an improvement of up to 100,000-fold over conventional systems.

•	Integration. Integration is the compression of multiple processes into a single process. Today most laboratory systems perform only one or two steps of an experimental protocol. Our LabChip systems can integrate complete experiments involving half a dozen or more steps into one continuous process performed on a single chip.

•	Automation. Today most laboratory experiments are performed using multiple instruments in combination with multiple manual steps. With our LabChip systems, entire experiments can be automated and performed inside a chip using one instrument. The same instrument is used with different chips to perform other automated experiments.

Key Benefits of LabChip Systems

•	High Speed. We believe our LabChip systems can accelerate some experiments as much as 10-fold or more, depending on the application. For example, molecular separations such as electrophoresis normally take one hour or more using conventional equipment. On a chip, we can perform these separations in less than one minute. Another example is that chemical reactions are usually incubated for 30 minutes or more before the results are determined. Often, these long incubation periods are necessary only to provide enough time for manual steps to be performed on large numbers of samples. By integrating sample processing and detection, we can perform reactions in one minute or less and achieve comparable results. We believe our customers can take advantage of this acceleration to increase throughput or to complete experiments faster, depending on their needs.

•	Reduced Reagent and Labor Cost. Our LabChip systems use only a small fraction of the normal amount of expensive reagents used in experiments performed in test tubes, 96-well plates, or 384-well plates, sometimes as little as 1/100,000th, and also reduce labor involved in each experiment. We believe that saving on reagent cost and labor can enable pharmaceutical companies to expand the scale of experimentation in ways that would otherwise not be feasible.

•	Expanded Individual Researcher Capability. Because our LabChip systems can collapse a multi-step, complex experiment into one step, we believe that individual researchers can perform experiments previously outside their areas of expertise. By comparison, with conventional, non-integrated equip-

ment researchers need to acquire the equipment and master the complexities of performing each individual step.

•	Improved Data Accuracy. We believe our LabChip systems generally produce more accurate and consistent data by reducing human error and the variability caused by the use of multiple instruments. With higher quality data, our customers can make better decisions. For example, biochemical determinations typically require accurate liquid measurements and precise incubation times. When these are manually performed significant variations can occur in liquid dispensing and in the duration of reaction times.

•	Improved Enterprise-Wide Productivity. We believe our LabChip systems can improve data quality to the point where researchers can rely on data generated outside their laboratory or organization. We believe this would improve enterprise-wide productivity by supporting data sharing and reducing the need to repeat experiments. When different research groups use different assortments of conventional equipment to perform experiments, they often produce data that is not strictly comparable.

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

Products and Services

      We have developed three types of LabChip systems, based on distinct chip formats: personal laboratory systems, high throughput systems, and application development systems. Our personal laboratory systems use chips with reservoirs for the various chemical reagents, which the user introduces manually. Our high throughput systems use our sipper chip systems that have a short tube, or capillary, that draws nanoliter volumes of reagents into the chip. Our application development system is a microscope-based instrument that uses chips capable of performing many different analytical experiments, also known as assays, and analyses.

Personal Laboratory Systems

Product	Description	Status

Agilent 2100 Bioanalyzer	Desktop LabChip instrument and software	Marketed by Agilent
DNA 12000 LabChip Kit	Chips and reagents for analyzing large DNA fragments	Marketed by Agilent
DNA 7500 LabChip Kit	Chips and reagents for analyzing medium DNA fragments	Marketed by Agilent
DNA 1000 LabChip Kit	Chips and reagents for analyzing small DNA fragments	Marketed by Agilent
DNA 500 LabChip Kit	Chips and reagents for analyzing very small DNA fragments	Marketed by Agilent
Protein 200 Plus LabChip Kit	Chips and reagents for analyzing protein samples	Marketed by Agilent
RNA 6000 Nano LabChip Kit	Chips and reagents for analyzing RNA samples	Marketed by Agilent
Cell Fluorescence LabChip Kit	Chips and reagents for analyzing cells	Marketed by Agilent
New LabChip Kits	A series of kits containing chips and reagents for applications in molecular and cell biology	In development

      Agilent 2100 Bioanalyzer System. Our first personal laboratory system is the Agilent 2100 Bioanalyzer, a desktop instrument designed to perform a wide range of everyday scientific applications using a menu of different LabChip kits. Each kit contains a chip and reagents designed specifically for the application. This LabChip system brings the benefits of miniaturized, integrated and automated experimentation to the researcher’s desktop. Agilent launched this product in September 1999.

      Agilent is selling the Agilent 2100 Bioanalyzer with a menu of four LabChip kits for DNA sizing and concentration analysis, one for RNA sizing and concentration analysis, one for protein sample sizing and concentration analysis, and one for cell analysis. For these applications, we believe the system’s principal advantages are that it:

•	reduces analysis time from hours to minutes

•	integrates several experimentation steps into one

•	significantly reduces consumption of costly reagents

•	produces higher quality data than conventional methods

      Because these applications are among the most common experiments performed in genetic research, the potential customer base for these applications includes most pharmaceutical and biotechnology companies, as well as human genome research centers and other academic laboratories.

      We are developing additional applications involving DNA, RNA, cells and protein analysis. We believe that the protein and cell applications on the Agilent 2100 Bioanalyzer may be particularly attractive to researchers in those disciplines because their existing tools are generally less advanced than those available to genetic researchers.

High Throughput Systems

      Our high throughput systems are being designed to perform thousands or tens of thousands of pharmaceutical experiments per day on each chip. The hardware platforms on which these systems run today include the Caliper AMS 90 SE and the Caliper 250. We are also developing new instrument platforms that have the potential to offer customers greater functionality and flexibility for high throughput experimentation. We believe the principal advantages of Caliper’s high throughput systems are that they:

•	reduce costly reagent consumption up to 100,000-fold

•	integrate multiple experimental functions

•	reduce the need for user intervention

•	produce higher data quality than conventional methods

      Caliper 250 High Throughput Screening (HTS) System. The Caliper 250 HTS system performs screening experiments in a serial, continuous flow fashion inside the microchannels of the chip, constituting a closed, controlled environment. The chip employs a proprietary capillary-like sample access system, called a “sipper,” through which just nanoliters of test compounds are drawn into the channels of the chip from microwell plates. There they are mixed with equally tiny quantities of the target biomolecule and other reagents for screening. The Caliper 250 HTS system uses a 4-sipper chip capable of performing tens of thousands of experiments per chip per day, depending upon assay conditions, and offers walkaway automation and minimal user intervention. The system currently performs fluorogenic and electrophoretic mobility assays for multiple target classes including kinases, proteases and phosphatases. Caliper markets and distributes the 250 HTS system directly through its own sales and marketing group. Additional assays are in development as are 12 sipper chips to increase throughput. Prior to the Caliper 250 HTS system, the following instruments were available: the Caliper 100 System; the Caliper 110 Sipper System; and the Caliper 220 Ultra High Throughput System. However, these systems are no longer being marketed.

      Automated Microfluidics System 90 SE System. The Automated Microfluidics System 90 SE, or AMS 90 SE, is an automated electrophoresis system designed to meet the needs of microarray and cloning laboratories that analyze hundreds of samples per day. The AMS 90 SE, introduced in January 2002, is an improved version of the Caliper AMS 90. The AMS 90 was originally introduced in the third quarter of 2000, with the first units shipped to customers in the first quarter of 2001. Introduced in January 2002, the AMS 90 SE uses sipper-chip technology to perform DNA fragment sizing, separation and quantitation analyses. The AMS 90 SE’s new features include: compatibility with 96- and 384-well plates; two DNA analysis speeds (30 seconds/ sample and 55 seconds/ sample); and a bar code reader for plate tracking. Through a collaboration with Structural GenomiX, we intend to develop a protein analysis application for the AMS 90 SE. We are commercializing the AMS 90 SE through our own sales and marketing force.

      Application Development System. The Applications Developer Program enables customers to develop proficiency in fundamental microfluidics and to develop novel chip-based microfluidic applications using our proprietary LabChip technology. Customers that participate in the Applications Developer Program purchase the Caliper 42 instrument applications development workstation, standard chips and Caliper’s training, support and custom chip design services to develop new microfluidic applications. We believe that this initiative will help to create new applications and new markets for our LabChip technology.

Product	Description	Status

Caliper 42 Instrument	A workstation for investigating and developing new microfluidic applications	Available from Caliper
Microfluidic Developer LabChip Kit	Six different chips and manuals for performing a variety of experiments	Available from Caliper
Custom Chips	Design and fabrication service provided by Caliper to develop custom chips for customer	Ongoing

      We currently have five on-going collaborations that span a broad array of market opportunities. These include publicly disclosed relationships with Millennium, GlaxoSmithKline and the National Aeronautics and Space Administration (NASA). In addition, we have separate collaborations underway with an agriculture and petrochemical company.

Services

      During 2001, Caliper transitioned from a fee-based technology access program model to a commercial products business. Previously Caliper used its high throughput systems internally to offer screening services to pharmaceutical and biotechnology customers that preferred to outsource this activity. Called the Value Added Screening Collaboration program, it involved developing LabChip assays for targets selected by a customer. Subsequently, we would screen the targets against the customer’s compound library, our own library, or both, and provide the data to the customer. As a result of our transition away from a fee-based technology access program model to a commercial product business, we no longer offer these services.

      For the year ending December 31, 2001, personal laboratory system products alone accounted for 24% of our revenue, high throughput system products alone accounted for 17% of our revenue and licensing and contract services accounted for 58% of our revenue in this period. Personal laboratory system products alone accounted for 9% of our revenue, high throughput system products alone accounted for 8% of our revenue and licensing and contract services accounted for 83% of our revenue for the year ending December 31, 2000. For the year ending December 31, 1999, personal laboratory system products alone accounted for 2% of our revenue, high throughput system products alone accounted for 8% of our revenue and licensing and contract services accounted for 90% of our revenue in this period.

Commercialization

      We currently are selling our personal laboratory system, the Agilent 2100 Bioanalyzer system, through our collaboration with Agilent. We are directly selling our high throughput systems, including the Caliper 250 HTS system for drug screening and the AMS 90 SE for automated electrophoresis. In addition, through our Applications Developer Program, we directly sell instrumentation and custom chip design services that enables customers to develop their own applications.

Strategic Alliance with Agilent

      We have established a broad relationship with Agilent to create a line of commercial research products based on our LabChip technologies. This relationship provides us with the scale and expertise of a leading analytical instrumentation company to bring these novel products to market. When this relationship was established in May 1998, Agilent and Caliper publicly stated their intention to invest over $100 million collectively to create and commercialize this line of products over the ensuing five years. In September 1999, Agilent introduced the Agilent 2100 Bioanalyzer with three different LabChip kits, our first LabChip products under this agreement. Subsequently, we have expanded the Agilent 2100 Bioanalyzer menu with four additional LabChip kits.

      In this collaboration, Caliper primarily focuses on developing core technology and LabChip applications. We also manufacture the chips and supply the chips and reagents to Agilent. If we elect, however, not to manufacture chips for a LabChip application or we are unable to meet mutually agreed minimum supply commitments, Agilent would have the right to manufacture those chips. Agilent primarily focuses on developing instruments and software, manufacturing instruments, and marketing, selling and supporting complete systems. Agilent has the contractual right to develop the marketing plan under the collaboration, although to date we and Agilent have made these decisions in a collaborative manner. We have agreed to permit Agilent to develop and manufacture certain chromatography products independent of Caliper, subject to gross margin sharing payments to Caliper.

      Agilent funds our product development efforts under the collaboration, reimburses our costs of supplying chips and reagents and pays us a share of the gross margin on all components of LabChip systems. The gross margin share varies depending on the type of collaboration product, whether we or Agilent manufacture the collaboration product, and whether the collaboration product is sold during the collaboration or after the collaboration has terminated. These financial arrangements allow us to offset a portion of the substantial risks inherent in introducing novel technologies. At the same time, they enable us to support a broad product development program and to retain a substantial financial interest in the products we create.

      Our agreement with Agilent is mutually exclusive in the field of lab-on-a-chip technologies for the research products market. It requires our consent before Agilent may offer products exceeding established sample throughput limits, and it requires Agilent’s consent before we may offer these products outside the collaboration in excess of established volume limitations. Agilent has agreed that these volume limitations will no longer apply to our high throughput screening business.

      The term of the Agilent agreement is eight years, beginning in May 1998. However, if Agilent elects not to meet annual funding requirements, either party may terminate the agreement, in which case we will continue to offer the collaboration’s products through Agilent but Agilent will have no rights to our technologies for the development of new products. Either party may terminate the agreement after five years. If either party terminates the agreement after five years, we will grant Agilent a non-exclusive license to use the lab-on-a-chip technologies that we have developed up to that time in order to develop new products in substantially the same field that applied during the collaboration. We will also transfer chip manufacturing know-how and receive royalties on Agilent’s sales of systems that employ our patented technologies. Following termination of the agreement prior to the eight year period, both Caliper and Agilent will have the right to sell collaboration products, with reciprocal supply arrangements.

Caliper 250 High Throughput Screening (HTS) System

      In September 2001, we introduced our Caliper 250 HTS system, which includes instruments for assay development and screening, a menu of chips that perform standard assays, as well as Caliper-supplied support services and custom solutions. Caliper is commercializing its 250 HTS system through its own sales and marketing force. The company is also offering a full range of customer and field support services, and a specialized HTS solutions program that includes specific assay development support, early access to beta products and customized microfluidic solutions for customers’ individual research challenges.

      In December 2001, Caliper named Wako Pure Chemical Industries, Ltd. (“Wako”) as its exclusive distributor of the Caliper 250 HTS system and chips in Japan. The agreement with Wako represents Caliper’s first high throughput screening product marketing endeavor in Japan. Wako is a major supplier of specialty chemicals, clinical diagnostics and biological products for Japanese biotech research.

Relationship with Amphora Discovery Corp.

      In September of 2001, Caliper completed the formation of a new company, Amphora Discovery Corp. (“Amphora”), to create and commercialize a comprehensive database of chemical genomics information. Venture capitalists invested $25 million in Amphora, and entered into agreements to invest up to an additional $10 million if requested by Amphora, causing Amphora to be a separate, independent company from Caliper with its own management team and board of directors. Caliper’s ownership in Amphora is now approximately 28% but would be further reduced if part or all of the additional $10 million were to be invested by Amphora’s venture capitalists. These venture capitalist include ARCH Venture Partners and Venrock Associates. One of our directors, Robert T. Nelsen, is a Managing Director of ARCH Venture Partners, and another of our directors, Anthony B. Evnin, is a General Partner of Venrock Associates. We received the right to appoint two representatives to Amphora’s six member board of directors. Headquartered in Research Triangle Park, North Carolina, Amphora also maintains research and development offices in Mountain View, California.

      Amphora intends to provide customers with information and analysis tools designed to reduce dramatically the time and expense of preclinical development and to enable the selection of higher quality clinical candidates with a greater chance of clinical success than current drug discovery methods. Amphora intends to build and maintain its database using Caliper’s LabChip high throughput screening systems and directly purchase those systems from Caliper. The miniaturized, integrated and automated LabChip platform is designed to provide the capacity, throughput, cost-savings and quality of data required for Amphora’s scale of operations.

      In recent years, technology has dramatically increased the rate of genomics, functional genomics and high throughput screening data generation. Genomics and functional genomics efforts have significantly increased the number of therapeutic targets. However, these efforts have not yet improved the speed, or decreased the cost, of drug discovery. Amphora is creating a chemical genomics database that catalogs the interactions between chemical drug candidates and targets. Just as the industrialization of DNA sequencing, combined with informatics tools, delivered the knowledge of the genome, this effort is intended to provide detailed knowledge about characteristics of potential drugs. By so doing, Amphora anticipates making the link between genomic data, chemical structures and information that can lead to developing useful medicines.

      Amphora intends to commercialize the database initially through an early access program and subsequently through subscriptions. Amphora plans to sell this database information directly to pharmaceutical companies, biotechnology firms and academic laboratories involved in preclinical and clinical research in life sciences. It also plans to sell analysis tools, reagents from the Amphora compound library, and licenses to proprietary compounds and targets. Amphora anticipates industrializing screening on a scale not approached by any existing enterprise. Amphora is using Caliper’s LabChip high throughput screening systems to create, build and expand its chemical genomics database.

      Since the completion of Amphora’s financing in September 2001 that reduced Caliper’s ownership in Amphora to 28%, our investment in Amphora has been accounted for under the equity method of accounting. As our investment in Amphora has no basis for accounting purposes and, because Caliper does not guarantee debt or have commitments to fund losses, Caliper has not recorded its proportionate share of Amphora’s operating losses in its financial statements since the completion of Amphora’s financing. For the fiscal year ended 2001, sales to Amphora of instruments, LabChips, datapoints and assay development services were $3.9 million, and we expect that Amphora will be one of our major high throughput screening customers in 2002.

      In September 2001, we entered into a LabChip Solutions Agreement and an Intellectual Property Agreement with Amphora. The LabChip Solutions Agreement provides for the ongoing supply of our high throughput screening systems and chips to Amphora, and for the provision of related services by us to Amphora. Under this agreement, Amphora has agreed to purchase a minimum of eleven Caliper instruments by December 31, 2001 and at least eleven addition Caliper HTS instruments by December 31, 2002. Amphora has also agreed to purchase datapoints at a fixed amount of $2.0 million in the first year and a minimum of $4.0 million to a maximum based on volume of $6.0 million in the second year of the agreement. The LabChip Solutions Agreement also contains certain intellectual property licensing provisions pertaining to the parties’ independent and collaborative efforts to develop new high throughput screening systems based on our microfluidic technologies. Under the Intellectual Property Agreement, we granted Amphora certain exclusive rights to use our high throughput screening products in a chemical genomics database business.

      In September 2001, Amphora entered into a three-year Sublease Agreement with Caliper for the rent of approximately 5,700 square feet in one of Caliper’s three Mountain View, CA leased buildings for Amphora’s research and development use. Amphora is obligated for monthly rent based on local market rates with a 3% per annum escalation and we, as landlord, are obligated to provide certain facilities maintenance services. In September 2001, we also entered into an Administrative Services Agreement with Amphora for certain financial accounting, purchasing and human resource services to be provided by our personnel. We charge for these services monthly at an hourly rate based on a cost plus mark-up basis recording the corresponding payments from Amphora as part of our overall employee costs. We anticipate that Amphora will terminate this agreement at its option by mid 2002 when they are fully staffed.

Technology Access Program

      Prior to transitioning to a commercial products business model, we had Technology Access Program (TAP) customers. In this program, focused on high throughput systems for drug screening, we worked directly with pharmaceutical company customers during the product development process. In 2001, our existing TAP customers purchased Caliper HTS 250 systems for their internal use. These customers included: Millennium Pharmaceuticals, Eli Lilly and Amgen. We also sold systems to non-TAP customers, including: Amphora, Pfizer, Wyeth-Ayerst, Chiron and SUGEN, a Pharmacia company.

      Beginning in August 2001, within the context of our planned discontinuation of our Technology Access Program and conversion to a commercial high throughput screening products business structure, we initiated the renegotiation of our Technology Access Program agreements with Amgen, Eli Lilly and Millennium Pharmaceuticals. We proposed to each customer, and they agreed, that the remaining technology access and subscription fees due us under their agreement would be converted to credits toward the purchase of products and services. The renegotiated contracts with Amgen, Eli Lilly and Millennium include discounts off our product list prices for their commitment and ongoing participation as a customer of our high throughput screening commercial business for the next 8 to 15 months.

Value Added Screening Collaboration Program

      Similarly, we also had a Value Added Screening Collaboration (VASC) program in which we offered high throughput screening services using our LabChip systems. When we decided to transition our business to product-based revenues, this program was eliminated. Of the two VASC collaborations, the contract with Neurocrine Biosciences expired in December 2001, and the other, with SUGEN, transitioned into a commercial products customer.

Automated Microfluidics Systems 90 SE

      We introduced the AMS 90 SE in the first quarter of 2002. Previously, the AMS 90, which began shipping to customers in the first quarter of 2001, was available. We sell proprietary reagents and chips required for operation of the AMS 90 SE directly to customers as well as support services. Assays for high-throughput DNA analysis are currently available and we intend to introduce additional assays.

Applications Developer Program

      The Applications Developer Program (ADP) is the first formal program to implement our strategy of distributed applications development. The Applications Developer Program is designed to enable customers to establish their own in-house microfludics research programs using our LabChip technology and developmental tool set. Participation in the Applications Developer Program involves the purchase of instrumentation, training in microfluidics, custom-chip design services and a supply of both standard and custom microfluidic chips. During participation in the Applications Developer Program, customers identify an assay to address their specific needs and we custom design a chip to perform that assay. We provide the training and support to customers to help them develop sufficient microfluidic expertise to use the instrumentation and chips efficiently. We also assist customers who wish to commercialize the resulting custom chip by facilitating the development of instrumentation and supply any necessary chips to fully enable the customer to develop and commercialize entirely new LabChip systems.

      We have five ADP collaborations underway. These include: Millennium Pharmaceuticals; GlaxoSmithKline; the National Aeronautics and Space Administration (NASA); as well as two collaborations in the area of petrochemical analysis and agriculture. Our agreement with Millennium involves application development in the areas of lead discovery, functional genomics and proteomics. With GlaxoSmithKline, we are exploring “chemistry on a chip” applications for chemical synthesis. The NASA collaboration, with the Marshall Space Flight Center, is focused on creating protein crystals on a chip that would be compatible with a microgravity environment. In our ADP collaborations we generally retain the rights to microfluidics technologies and any products resulting from these collaborations, subject in some circumstances to royalties or other compensation to our collaborators.

Entry into Clinical Diagnostics: Relationship with Bacterial BarCodes, Inc.

      In December 2001, we formed an agreement with Bacterial BarCodes, Inc. (BBCI) to co-distribute clinical diagnostic systems based on our LabChip microfluidic technology and BBCI’s proprietary rep-PCR bacterial fingerprinting technology. This agreement marked our entry into the diagnostics marketplace. Under this agreement, we will sell the Caliper 1000 Analyzer, which will be used with BBCI’s proprietary DNA primers, to generate DNA fingerprints of bacteria for purposes of identifying the organism and eventually predicting antibiotic sensitivity. The addition of our technology is intended to significantly diminish the number of steps, as well as the time needed, to perform the identification. In the first half of 2002, BBCI intends to establish a small number of pilot sites to evaluate the Caliper 1000 Analyzer, and we anticipate introducing the product for epidemiology use in the first half of 2002. A clinical product, requiring regulatory approval, is also planned for which BBCI will manage the required submissions to the Food and Drug Administration. We will receive revenue only on our product sales of LabChips and instruments under our agreement with BBCI. The Caliper 1000 Analyzer is in the final stages of completion with commercial launch anticipated in first half of 2002.

      We believe that the combination of Caliper LabChip microfluidic systems for DNA analysis and BBCI’s rep-PCR technology can offer the clinical diagnostic market a practical method to quickly produce bacterial fingerprints in an automated format. BBCI currently markets proprietary rep-PCR products that enable labs to produce unique genetic fingerprints of bacteria. The rep-PCR method produces a mixture of DNA fragments of varying sizes that must be separated according to size to form the actual unique fingerprint patterns. To date, the rep-PCR method has relied upon DNA molecule separation using traditional slab gel electrophoresis, a largely manual and time-consuming process.

      Under the agreement, Caliper and BBCI will create a new diagnostic kit that combines our LabChip DNA analysis reagents and chips with BBCI’s rep-PCR reagents. We will supply chips to BBCI who will sell the new kit and provide customers with access to BBCI’s software and database of bacterial fingerprints. We will market and sell the Caliper 1000 Analyzer designed to run the chips.

Customers

      To date, we have generated a substantial portion of our revenue from a limited number of sources. Amphora, a related party, initial licensing of the Ramsey family of patents to Aclara, our Technology Access Program customers, Amgen, Eli Lilly and Millennium, and our commercial partner, Agilent, each accounted for in excess of 10% of our revenue in the year ended December 31, 2001. Agilent alone accounted for 32% of our revenue in this period, one Technology Access Program customer, Millennium, accounted for 10% of our revenue, Amphora alone accounted for 13% of our revenue, and initial licensing of the Ramsey family of patents to Aclara accounted for 17% of our revenue in the year ended December 31, 2001. Agilent alone accounted for 45% of our revenue in the year ended December 31, 2000 and our three Technology Access Program customers Amgen, Eli Lilly and Millennium, each accounted for 14%, 18% and 13%, respectively, of our revenue in this period. Agilent alone accounted for 50% of our revenue in the year ended December 31, 1999, and our then two Technology Access Program customers, Amgen and Eli Lilly, each accounted for 17% and 21% of our revenue, respectively, in this period. Although we are seeking to expand our customer base, we cannot assure you that these efforts will be successful. The loss of any of these customers would have a material adverse effect on our results of operations.

      During the course of 2001, 2000 and 1999, we did not experience any material backlog in supplying products or services to our customers. Our customers purchase our products under standard terms and conditions for payment due in 30 days from the invoice date, as we do not offer extended payment terms. We invoice our customers upon shipment of the products or the completion of services under our agreements. We offer our customers a one-year warranty on high throughput system purchases and a 90-day warranty on chip purchases.

      Approximately 98% of our total revenues were in the United States as described in Note 2 to our financial statements located at the end of this Annual Report. Substantially all of our long-lived assets are located in the United States.

Suppliers

      Key components of our chips, instruments and reagent-based products are obtained from a number of single source or limited source suppliers. We rely on a privately-held company for the supply of proprietary dyes used in many of our LabChip products. Furthermore, we depend on a foreign single source supplier for the manufacture of glass stock used in the manufacture of certain types of our chips. The majority of our key components for our chip and instrument products are readily available from our suppliers within the normal production cycle of our manufacturing process. The only component requiring any significant lead time to acquire is our glass stock as our supplier requires minimum quantity orders that necessitated us placing an order of approximately $700,000 in 2001 for quantities that will be sufficient for several years.

      Although we have established licensing arrangements and supply agreements with these suppliers, as well as other single or limited-source suppliers, there can be no assurances that these companies would not in some way be adversely affected in the future and be unable to meet our critical supply needs. In the event that the supply of components from these suppliers and other single-source or limited-source suppliers were interrupted, we may not be able to manufacture, or manufacture in a timely fashion or in significant quantities, our products, which would delay our ability to manufacture and deliver products to our customers.

Commodity Price Risk

      Some of the raw materials we use are subject to price volatility caused by supply conditions, economic variables and other unpredictable factors. Historically we have not experienced significant supply or price constraints and we do not expect our financial position, profitability and liquidity to be affected materially by the supply level fluctuations.

Technology

      We believe that we have established a leading position in three areas of lab-on-a-chip technology.

Microfabrication

      We create lab-on-a-chip devices using the same manufacturing methods that are used to make microchips in the computer industry called “microfabrication.” Microfabrication makes it possible to create intricate designs of interconnected channels that are extremely small. Each pattern is designed to produce the series of fluid manipulation steps that will execute an experiment. We use the principles of fluid dynamics, chemical and electrical engineering and biophysics to create initial designs using computer-aided design tools. Because we have designed, manufactured and tested hundreds of different chips, we have developed proprietary design rules that make each round of chip creation more predictable and likely to succeed. We design our chips to be disposable and relatively inexpensive to manufacture. We place the more expensive electronic controls and sensing capability in the instrumentation.

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

      We currently make two basic chip formats. In our planar chips, such as those used in the Agilent 2100 Bioanalyzer, the user introduces all of the chemical reagents into the reservoirs, including the various samples to be tested, using pipettes. In our sipper chip devices, such as those used in the Caliper 250 HTS system or the AMS 90 SE, a small tube, or capillary, inserted into the chip draws a few nanoliters of each sample into the channel network. In this way, minute quantities of a large number of samples can be tested in a single chip. The samples are introduced into the capillary one after the other, spaced by buffer solution. They proceed through the channel network in a continuous flow, assembly-line fashion to perform a complete experiment. We have an issued U.S. patent claiming this assay technique.

Microfluidics

      In our LabChip systems the movement of minute quantities of fluids, or “microfluidics,” is actively controlled by computer programs. We use two different methods of generating fluid motion in microchannels, namely, electrokinetics and pressure.

      Electrokinetic flow is generated when electrodes attached to computer-driven power supplies are placed in the reservoirs at each end of a channel and activated to generate electrical current through the channel. Under these conditions, fluids of the appropriate type will move by a process known as “electroosmosis.” Typical flow rates within the channel are about a millimeter per second and the flow rate can be controlled with a high degree of precision. Programs can then be written to generate highly specific and complex networks of flow. One key to designing complex systems is controlling and directing the flow at intersections. Fundamental techniques for accomplishing this were invented by Dr. J. Michael Ramsey, one of our co-founders and a Scientific Advisor, and are covered by a series of issued and pending U.S. patent applications. We hold an exclusive license to these patents for most applications and a non-exclusive license for remaining applications.

      Another electrokinetic phenomenon known as “electrophoresis” occurs in the channels. This is the movement of charged molecules or particles in an electric field. Electrophoresis is often used in conventional laboratories for analyzing molecules since they move differently according to their physical make-up. Electrophoresis can be used to move molecules in solution, or to separate molecules with very subtle chemical differences. Electrophoresis and electroosmosis generally occur at the same time in channels. However, we have developed proprietary techniques for minimizing either force while maintaining the other, as appropriate, for a given application.

      We can also use pressure to move fluid in the channels. On the microfluidic scale, small amounts of pressure produce highly predictable and reproducible fluid flow. We use both computer-controlled pressure and electrokinetic forces to gain precise control over fluid flow in the microfluidic channel network. It is possible to use electrokinetic forces alone, pressure forces alone, or a combination of the two methods.

Lab-on-a-Chip Applications Development

      We have developed a large amount of expertise at discovering new functions that microfluidic chips can perform. We have generated proprietary computer models of how an experiment can be carried out. We store these functional designs, and we can incorporate them into new designs that simulate complete experiment pathways. In this way, we believe the value of new microfluidic inventions can be rapidly expanded across many application development projects.

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

      Engineering and Software. We use the skills of electrical engineers, optical engineers, mechanical engineers, product designers and software engineers to create new instrumentation to run our chips. These instruments control fluid movement inside the chip, present the reagents to the chip from conventional fluid sources, and detect the results of biochemical or cell-based experiments with optical methods. Software engineers write computer programs that control the sources of fluid motion, communicate between different instrument components and interpret signals from the detection system. Currently we develop these incidental software programs for our high throughput systems. We collaborate with Agilent to develop software for our personal laboratory system.

Product Development

      Our product development efforts are currently focused principally on new applications and capabilities for our existing instruments, our LibraryCard system, and high throughput genomic systems.

      Extensions of Existing Product Lines. For each of our instruments, we are expanding the menu of applications to address other stages of the pharmaceutical development process. For the Agilent 2100 Bioanalyzer, we intend to introduce new applications that address everyday productivity needs in many areas of genomics, protein chemistry and cell biology. We are broadening the application menu for high throughput systems as well to include assays that measure many important activities of cells and proteins.

      LibraryCard System. We are developing a new format for storing and accessing reagents, which we call the LibraryCard reagent array. We have learned how to reconstitute very small quantities of dried reagents stored at high density on a planar surface. We can conveniently access reagents stored in this way using our sipper chips. The LibraryCard reagent array could produce a fundamental change in the way large libraries of reagents are used. Today, these libraries are only accessible in centralized reference-style laboratories that are set up to work with automated warehouses of reagents. When libraries can be reduced to the size of a postcard, high throughput experimentation involving massive data acquisition can be decentralized. We believe that this will increase the size of the market for applications that run on this type of system. We believe this type of system could significantly impact several stages of the pharmaceutical development process, particularly primary screening and pharmacogenetic studies. During 2001, we made steady progress advancing the development of the Library Card System. This included validating the system in small test screens, creating prototypes for use with 4-sipper chips and using the prototypes in collaboration with development partners.

      SNP Genotyping. Genotyping is the determination of the DNA sequence variation present at a particular site in an individual’s DNA. One type of these variations, called single nucleotide polymorphisms, or “SNPs,” are believed to be important determinants of disease and to be predictive of variable individual responses to drug therapy. Like all experimentation processes, these applications are a combination of various fluid manipulations, biochemical reactions, molecular separations and detection. We believe the processes required for SNP analysis can be performed on the same basic high throughput platform we have built for other applications. We are developing an integrated SNP genotyping application that is designed to perform the steps of reagent assembly, amplification and genotyping in rapid, serial fashion inside the channels of a microfluidic chip. We believe that our SNP genotyping systems will offer the advantages of nanoliter-scale processing of valuable reagents, automated reagent assembly and computer-controlled heating and mixing for high quality data production. This program had its origins in a 1999 project funded in part by the Advanced Technology Program of the National Institute of Standards and Technology, to adapt the platform and develop chips to run high throughput nucleic acids analyses. During 2001, we achieved a number of product development milestones. These included adding heating capability to our high throughput system to denature DNA reproducibly and amplifying DNA in multiple channels simultaneously on a single chip.

      Our research and development expenses for the years ended 2001, 2000 and 1999 were approximately $38.3 million, $33.5 million, and $17.5 million, respectively. We expect research and development spending to continue to increase over the next several years as we expand our research and product development efforts although at a lesser rate than our revenue growth rate. As of December 31, 2001, we had 132 employees engaged in research and development, including 78 with advanced degrees.

Manufacturing

      We manufacture all of our chips, high throughput instrument systems, and a variety of consumables in-house. Caliper is ISO 9001 compliant for the development, manufacture, and distribution of its chips and reagent systems. ISO, the International Standards Organization, sets international standards for quality in product manufacturing and production. We rely upon Agilent to manufacture the Agilent 2100 Bioanalyzer and, on an OEM basis, the Caliper 1000 Analyzer, which we anticipate introducing in 2002. We contract with third parties to supply raw materials, components parts and sub-assemblies used in our chip, reagent and instrument systems. We intend to continue to invest in our infrastructure for the manufacture and distribution of our chips and to continue to work with third parties for outsourcing opportunities for non-chip based products. For a discussion of the methods we use to manufacture our chips see “— Technology” and “— Research and Development.”

      We currently purchase a key component of our chips from a sole-source supplier located in Germany. Although we keep surplus inventory in our Mountain View manufacturing facility, if we are unable to replenish this component on a timely basis, we will not be able to deliver our chips to our customers which would harm our business.

Competition

      Although we believe that we are currently the only company selling and delivering commercially lab-on-a-chip products to customers, we expect to encounter intense competition from a number of companies that offer products for laboratory experimentation. We anticipate that our competitors will come primarily from the following two sectors:

•	companies providing conventional products based on established technologies, and incremental improvements to these products

•	companies developing their own microfluidics or lab-on-a-chip technologies

•	companies developing new non-chip technologies

      In order to compete against vendors of conventional products, we will need to demonstrate the advantages of our LabChip products over alternative well-established technologies and products. We will also need to demonstrate the potential economic value of our LabChip products relative to these conventional technologies and products. Some of the companies that provide these products include the Applied Biosystems division of Applera (formerly PE Corporation), Agilent, Beckman-Coulter, Amersham Pharmacia Biotech, Bio-Rad Laboratories, Molecular Devices and Tecan.

      We will also need to compete effectively with companies developing their own microfluidics or lab-on-a-chip technologies and products, such as Aclara Biosciences, Fluidigm, Micronics and Orchid Biosciences. Other companies known to have initiated microfluidic programs include Motorola, 3M, Applied Biosystems division of Applera, Amersham Pharmacia Biotech and Cepheid. Microfluidic technologies have undergone and are expected to continue to undergo rapid and significant change. Our future success will depend in large part on our ability to establish and maintain a competitive position in these and future technologies which we may not be able to do. Rapid technological development may result in our products or technologies becoming obsolete. Products offered by us could be made obsolete either by less expensive or more effective products based on similar or other technologies.

      In addition, there is the possibility that we may experience competition from Agilent if they, or we, terminate our agreement after May 2003. Under the terms of our agreement, upon termination we will grant to Agilent a non-exclusive license to our LabChip technologies as then developed for use in the research products field.

      In many instances, our competitors have or will have substantially greater financial, technical, research and other resources and larger, more established marketing, sales, distribution and service organizations than we do. Moreover, competitors may have greater name recognition than we do, and may offer discounts as a competitive tactic. We cannot assure you that our competitors will not succeed in developing or marketing technologies or products that are more effective or commercially attractive than our products, or that would render our technologies and products obsolete. Also, we may not have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully in the future. Our success will depend in large part on our ability to maintain a competitive position with our technologies.

Intellectual Property

      We seek patent protection on our lab-on-a-chip technologies. As of March 1, 2002, we owned or held licenses to 99 issued U.S. patents and 172 pending U.S. patent applications, some of which derive from a common parent application. The issued U.S. patents expire between 2012 and 2019. Foreign counterparts of many of these patents and applications have been filed and/or issued in one or more other countries, resulting in a total of more than 573 issued patents and pending patent applications in the United States and foreign countries. These patents and applications are directed to various technological areas which we believe are valuable to our business, including:

•	control of movement of fluid and other material through interconnected microchannels

•	continuous flow high throughput screening assay methods and systems

•	analytical and control instrumentation

•	analytical system architecture

•	chip-based assay chemistries and methods

•	chip compatible sample accession

•	software for control of microfluidic based systems and data analysis

•	chip manufacturing processes

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

      We are party to various exclusive and non-exclusive license agreements with third parties which give us rights to use certain technologies. For example, we have licenses in the fields we are currently operating in from UT-Battelle, LLC, relating to patents covering inventions by Dr. J. Michael Ramsey. A failure to maintain some or all of the rights to these technologies could seriously harm our business.

Employees

      As of December 31, 2001, we had a total of 250 employees, including 132 in research and development, 61 in manufacturing, 17 in sales and marketing and 40 in administration and finance. None of our employees is represented by a collective bargaining agreement, nor have we experienced any work stoppage. We consider our relations with our employees to be good.

Executive Officers of the Registrant

      Daniel L. Kisner, M.D., has served as our President and Chief Executive Officer since February 1999 and as a Director since March 1999. From May 1994 to January 1999, Dr. Kisner served as President and Chief Operating Officer of Isis Pharmaceuticals, Inc., a biotechnology company. From February 1993 to May 1994, Dr. Kisner served as Executive Vice President and Chief Operating Officer of Isis Pharmaceuticals, Inc. From March 1991 to February 1993, he served as Executive Vice President of Isis Pharmaceuticals, Inc. and was responsible for business and product development, and manufacturing. From December 1988 to March 1991, Dr. Kisner served as Division Vice President of Pharmaceutical Development for Abbott Laboratories. Dr. Kisner has held a tenured position in the Division of Oncology at the University of Texas, San Antonio School of Medicine and is certified by the American Board of Internal Medicine and certified in Medical Oncology. Dr. Kisner holds a B.A. from Rutgers University and a M.D. from Georgetown University.

      Susan A. Evans, Ph.D., has served as our Vice President of Product Development since February 2002. From February 2000 to January 2002, Dr. Evans served as Vice President of Research and Development for LifeScan, Inc., a medical products subsidiary of Johnson & Johnson. From December 1994 to December 2000, Dr. Evans served as Senior Vice President of Research and Development for Dade Behring, the succeeding clinical diagnostic company from the Baxter Diagnostics, Inc leveraged buyout. From 1981 to 1994, Dr. Evans held a number of research and development positions at Baxter Diagnostics, Inc., a diagnostic products manufacturing company. Dr. Evans holds a B.A. in Chemistry from Emmanuel College and a Ph.D. in Biochemistry from the University of Detroit.

      James L. Knighton, has served as our Vice President and Chief Financial Officer since September 1999 and was promoted to Executive Vice President in April 2001. From October 1998 to September 1999, Mr. Knighton served as Senior Vice President and Chief Financial Officer of SUGEN, Inc., a biotechnology company. From July 1997 to October 1998, Mr. Knighton served as Vice President of Investor Relations and Corporate Communications at Chiron Corporation, a biotechnology company. From 1985 to 1994, Mr. Knighton served in various operations, planning and R&D functions at E. I. DuPont de Nemours Inc., a global, diversified chemical and life science company. Mr. Knighton holds a B.S. in Biology from the University of Notre Dame, an M.S. in Genetics from the University of Pennsylvania and a M.B.A. from the Wharton School at the University of Pennsylvania.

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

      Michael Merion, Ph.D., has served as our Vice President of Sales and Marketing since August 2001. From November 1993 to July 2001, Dr. Merion was Vice President of Marketing for Dionex Corporation, a diagnostic instrument company, where he was responsible for worldwide marketing of all of Dionex products and new business development. From September 1984 to October 1993, Dr. Merion held various positions in sales, product management and program management for Waters Corporation, a diagnostic instrument company. Dr. Merion holds a B.A. in Biology from Rutgers University and a Ph.D. in Biochemistry also from Rutgers University.

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

Item 2.     Properties

      Our principal research and development, manufacturing and administrative facilities are currently located in three buildings totaling approximately 110,000 square feet of leased space in Mountain View, California. The leases for this space will expire in 2007 and 2008. We have no other properties or facilities. We believe that our current facilities, based on our long term strategic facilities plan, are adequate for our needs through the fourth quarter of 2002, and we are currently assessing the need for additional facilities to meet our future needs. If we are unable to locate additional facilities, we will be required to delay our planned expansion. Any facilities that we are able to locate and lease may be on terms that are expensive to us, especially since we are located in the Silicon Valley in California where supply of such facilities can fluctuate from year to year.

Item 3.     Legal Proceedings

      On March 22, 1999, Caliper filed a lawsuit in California Superior Court for the County of Santa Clara against Aclara and others alleging that all the defendants misappropriated certain of Caliper’s trade secrets relating to Caliper business plans, patents and intellectual property strategy. On September 14, 2000, Caliper reached a settlement agreement with the defendants other than Aclara. On October 27, 2000, the jury returned a verdict in favor of Caliper and against Aclara on Caliper’s claims for misappropriation of trade secrets and conversion of property. The jury awarded Caliper $52.6 million for damages to Caliper and unjust enrichment to Aclara, which the court reduced to $35.6 million.

      On January 7, 2001, Caliper announced a comprehensive settlement agreement with Aclara on all pending litigation between the two companies. Under the terms of the settlement both companies agreed to dismiss all suits and counter suits in the federal and state court actions and to cross-license selected patents. The settlement provides Caliper with freedom to operate under Aclara’s ‘022 family of patents, which includes the ‘015 and other patents, for its glass chips and related instruments through a fully paid, royalty-free license. Under the terms of the agreement, Aclara will also pay Caliper $37.5 million over the next three years in a combination of stock, cash, and committed minimum royalties. Caliper has agreed to license to Aclara the “Ramsey” family of patents for use with Aclara’s polymer chips and related instruments in exchange for license fees and royalties. The two companies have also agreed to an alternative dispute resolution procedure for handling potential future patent disagreements out of court.

      On March 22, 2001, in connection with the settlement agreement mentioned above, Caliper received 900,000 shares of Aclara’s common stock with a then current fair value of $4.3 million. The common stock is restricted from sale for a period of 18 months from the date of the settlement agreement. As a component of the settlement agreement, Aclara has guaranteed the value of the Aclara common stock to be $32.5 million at the time of Caliper’s sale of the stock, provided that such sale occurs in the period from 18 months to 24 months from the effective date of the settlement agreement. Aclara entered into a fully-funded $32.5 million standby letter of credit in favor of Caliper to secure its performance under this potential obligation. Accordingly, Caliper has recognized the entire $32.5 million settlement in the quarter ended March 31, 2001. Caliper has recognized $5.0 million of license fee revenue and $27.5 million of litigation settlement in the income statement pursuant to the terms contained in the settlement agreement. Caliper will also receive royalties on certain Aclara product sales commencing in 2002 through 2008 with a minimum annual royalty payment of $2.5 million by December 31st in each of years 2002 and 2003. Caliper does not have any further obligations under the agreement.

      Caliper has accounted for this arrangement by recording $4.3 million in Aclara stock at fair market value, with a note receivable with a corresponding face value of $28.2 million including other receivable for the fully funded letter of credit which was reduced by the initial fair value ($2.7 million) of an embedded derivative. The latter two elements in combination represent the guarantee. The receivable is being accreted to its face value of $28.2 million over the life of the receivable using the level-yield method. The embedded derivative is being accounted for as discussed in Note 2 to our Financial Statements, which are included in this Annual Report on Form 10-K immediately following the signature page.

      Commencing on June 7, 2001, Caliper and three of its officers and directors (David V. Milligan, Daniel L. Kisner and James L. Knighton) have been named as defendants in three securities class action lawsuits filed in the United States District Court for the Southern District of New York. The first such suit is captioned Colbert Birnet, L.P. v. Caliper Technologies Corp., et al., No. 01-CV-5072. The other two suits are captioned Kovel v. Caliper Technologies Corp., et al., No. 01-CV-5964 and Leach v. Caliper Technologies Corp., et al., 01-CV-6537. Caliper believes that the cases will be consolidated and that a single consolidated complaint will be filed after the court appoints a lead plaintiff. The Kovel and Leach complaints allege claims against Caliper and certain individual officers or directors of Caliper under Sections 11 and 15 of the Securities Act of 1933. The Birnet and Kovel complaints allege claims against Caliper and certain individual officers and directors of Caliper under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as well as Rule 10b-5 of the Securities Exchange Act. Each of the complaints also names as a defendant one or more of the underwriters of Caliper’s December 1999 initial public offering of common stock. Each of the complaints alleges that one or more of these underwriters charged excessive, undisclosed commissions to investors and entered into improper agreements with investors relating to aftermarket transactions. The complaints seek rescission or rescissionary damages on the Section 11 claims and an unspecified amount of money damages on the Rule 10b-5 claims. Based on information currently available to Caliper, Caliper believes that the claims alleged against Caliper and its officers and directors are without merit. Caliper intends to defend these cases vigorously.

Item 4.     Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of our Security holders during the quarter ended December 31, 2001.

PART II

Item 5.     Market for Registrant’s Common Stock and Related Stockholder Matters

Market for Registrant’s Common Equity

      Our common stock has been quoted on the Nasdaq National Market under the symbol “CALP” since our initial public offering in December 1999. Prior to this time, there was no public market for our common stock. The following table shows the high and low sale prices per share of our common stock as reported on the Nasdaq National Market for the periods indicated:

	High	Low

Fiscal 2001:
First Quarter	$45.81	$13.00
Second Quarter	$30.09	$13.25
Third Quarter	$20.63	$9.07
Fourth Quarter	$15.98	$8.51

Fiscal 2000:
First Quarter	$202.00	$47.00
Second Quarter	$76.69	$22.50
Third Quarter	$68.50	$40.00
Fourth Quarter	$71.63	$38.50

      As of December 31, 2001, there were approximately 208 holders of record of our common stock. We have never declared or paid any dividends on our capital stock. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business. Although we have no restrictions, we do not anticipate paying any cash dividends in the foreseeable future.

Item 6.     Selected Financial Data

      The statements of operations data for each of the years ended December 31, 2001, 2000 and 1999, and the balance sheet data as of December 31, 2001 and 2000, have been derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K which have been audited by Ernst & Young LLP, independent auditors. The statements of operations data for the years ended December 31, 1998 and 1997, and the balance sheet data as of December 31, 1999, 1998 and 1997 have been derived from our audited financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of results to be expected for any future period. The data presented below have been derived from financial statements that have been prepared in accordance with generally accepted accounting principles and should be read with our financial statements, including the notes, and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,

	2001	2000	1999	1998	1997

	(In thousands, except per share data)
Statements of Operations Data:
Revenue:
Product revenue	$8,799	$3,201	$1,211	$—	$—
Product revenue-related party	3,912	—	—	—	—
License fees and contract revenue	16,877	15,363	10,876	8,155	2,266

Total revenue	29,588	18,564	12,087	8,155	2,266
Costs and expenses:
Cost of product revenue	4,784	2,519	921	—	—
Cost of product revenue-related party	2,103	—	—	—	—
Research and development	38,263	33,478	17,494	9,584	7,200
General and administrative	15,545	9,787	5,312	2,932	2,478
Amortization of deferred stock compensation(1)	2,540	4,545	3,885	—	—

Total costs and expenses	63,235	50,329	27,612	12,516	9,678

Operating loss	(33,647)	(31,765)	(15,525)	(4,361)	(7,412)
Interest income, net	9,970	7,468	1,152	1,386	1,131
Litigation settlement and reimbursement	27,500	13,274	—	—	—

Income (loss) before cumulative effect of change in accounting principle(3)	3,823	(11,023)	(14,373)	(2,975)	(6,281)
Cumulative effect of a change in accounting principle	—	(2,294)	—	—	—

Net income (loss)	3,823	(13,317)	(14,373)	(2,975)	(6,281)
Accretion on redeemable convertible preferred stock(2)	—	—	(2,328)	(2,174)	(1,470)

Net income (loss) attributable to common stockholders	$3,823	$(13,317)	$(16,701)	$(5,149)	$(7,751)

Net income (loss) per common share, basic:
Net income (loss) before cumulative effect of a change in accounting principle	$0.16	$(0.50)	$(4.56)	$(2.39)	$(4.38)
Cumulative effect of a change in accounting principle	—	(0.11)	—	—	—

Net income (loss) per share, basic	$0.16	$(0.61)	$(4.56)	$(2.39)	$(4.38)

Shares used in computing net income(loss) per common share, basic	23,997	21,853	3,663	2,157	1,768
Net income (loss) per common share, diluted:
Net income (loss) before cumulative effect of a change in accounting principle	$0.15	$(0.50)	$(4.56)	$(2.39)	$(4.38)
Cumulative effect of a change in accounting principle	—	(0.11)	—	—	—

Net income (loss) per share, diluted	$0.15	$(0.61)	$(4.56)	$(2.39)	$(4.38)

Shares used in computing net income (loss) per common share, diluted	25,634	21,853	3,663	2,157	1,768
Pro forma amounts assuming the change in accounting principle was applied retroactively (unaudited):
Net income (loss)		$(11,023)	$(14,267)
Net income (loss) per share, basic and diluted		$(0.50)	$(0.92)

Shares used in computing pro forma net income(loss) per share, basic and diluted			15,578

	2001	2000	1999	1998	1997

	(In thousands)
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$166,176	$191,699	$100,216	$31,052	$26,549
Working capital	195,310	187,475	95,234	21,604	24,679
Total assets	222,543	212,514	108,847	35,730	29,107
Long-term obligations, less current portion	3,749	3,534	3,906	2,008	1,430
Redeemable convertible preferred stock	—	—	—	48,716	38,283
Total stockholders’ equity (deficit)	206,564	196,457	97,863	(17,654)	(12,665)

	Years Ended
	December 31,

	2001	2000	1999

(1) Amortization of deferred stock compensation related to the following:
Research and development	$610	$1,601	$1,094
General and administrative	1,930	2,944	2,791

Total	$2,540	$4,545	$3,885

(2)	Accretion on redeemable convertible preferred stock ceased upon conversion of all of the outstanding preferred stock to common stock at the close of our initial public offering in December 1999.

(3)	See Note 2 of notes to our financial statements for an explanation of the cumulative effect of a change in accounting principle related to revenue recognition.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis should be read with “Selected Financial Data” and our financial statements and notes included elsewhere in this Annual Report on Form 10-K. The discussion in this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this Annual Report on Form 10-K should be read as applying to all related forward-looking statements wherever they appear in this Annual Report on Form 10-K. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to these differences include those discussed in “— Factors Affecting Operating Results” below as well as those discussed elsewhere.

      The following discussion and analysis is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.

Overview

      We are a leader in lab-on-a-chip technologies that miniaturize, integrate and automate many laboratory processes. We develop, manufacture and sell our proprietary LabChip systems to pharmaceutical and other companies. We believe our LabChip systems have the potential to assemble the power and reduce the scale of entire laboratories full of equipment and people. From Caliper’s inception in July 1995 through September 2001, our operating activities were primarily devoted to research, development and commercialization of technologies involving the manipulation of very small amounts of fluid, which are referred to as “microfluidic technologies,” and first-generation products such as the Agilent 2100 Bioanalyzer, LabChip kits and our high throughput screening systems, recruiting personnel, business development, raising capital and acquiring assets. During this period our revenues were principally from contract services and, to a lesser extent, from product sales. Subsequent to the introduction of the Caliper 250 HTS system, we transitioned our Technology Access Program participants to commercial customers. In 1999, we recognized revenue from our first product sales when we sold initial versions of our high throughput system for drug screening to three of our Technology Access Program customers, Amgen, Eli Lilly and Roche. In addition, in September 1999, Agilent Technologies, Inc., our commercial partner, introduced our first LabChip system for use by individual researchers. In March 2000, we recognized revenue from our first multi-capillary sipper chip system and Millennium Pharmaceuticals joined our Technology Access Program, becoming our fourth Technology Access Program customer, and also joined our joint applications development program, which was formalized later in the year as our Applications Developer Program. In May 2000, we introduced the DNA500 LabChip kit for the automated analysis of small DNA fragments to determine their size and concentration. In August 2000, we introduced the Protein 200 LabChip kit for the automated sizing and analysis of protein samples. In September 2000, we introduced the Automated Microfluidics System 90 to perform automated high throughput nucleic acid analysis. In December 2000, GlaxoSmithKline became our second Applications Developer Program customer, with the goal of developing new applications in synthetic chemistry using our LabChip technology. We shipped our first Automated Microfluidics System 90 and our first microfluidics development workstation, the Caliper 42, in March 2001. In April 2001, we introduced the DNA 1000 LabChip kit for the automated analysis of DNA fragments to determine their size and concentration. In July 2001, we announced the establishment of an Applications Developer Program collaboration with the National Aeronautics and Space Administration (NASA) to use our LabChip technology to perform protein crystallization in a microgravity environment. In August 2001, we introduced the RNA Nano LabChip kit, an enhanced application for the automated analysis of RNA fragments to determine their size and concentration. In August 2001, we also introduced new software to improve the efficiency of the Agilent 2100 Bioanalyzer.

      In September 2001, as anticipated, we initiated a new commercial program for selling our high throughput screening (HTS) products. This program is intended to replace our fee-based Technology Access Program with direct sales of instruments, chips, services and custom solutions to customers based upon a product catalogue and established price list. We also introduced a new instrument platform, the Caliper 250 HTS system, which includes instruments for assay development and screening, and a menu of chips that perform standard assays. The Caliper 250 HTS system uses a 4-sipper chip capable of performing tens of thousands of experiments per chip per day, depending upon assay conditions, and offers walkaway automation and minimal user intervention. The Caliper 250 HTS system is being commercialized by our own sales and marketing force. We are also offering a full range of customer and field support services and a specialized HTS solutions program that includes specific assay development support, early access to beta products and customized microfluidic solutions for customers’ individual research challenges. The first sales of the Caliper 250 HTS System were made to Amphora Discovery Corp., a related party, in September 2001 with subsequent sales to our current high throughput screening customers Amgen and Millennium and new pharmaceutical customers including Pfizer, Wyeth-Ayerst and SUGEN, Inc., a Pharmacia company.

      In December 2001 we established a relationship with Wako Pure Chemical Industries, Ltd. as the company’s high throughput system products distributor in Japan. As of the end of 2001, our focus is now on the broad range of products we have to offer that are based on our proprietary microfluidic technology and now commercially available in the United States and soon in Japan and Europe. We sold our first high throughput system products in Japan in January 2002 and we anticipate sales into Europe in the second half of 2002.

      On January 7, 2001, we announced a comprehensive settlement agreement with Aclara Biosciences on all pending litigation between the two companies. As a result, Aclara will pay us $37.5 million over the next three years in a combination of stock, cash, and committed minimum royalties.

      Entities upon which we can exercise significant influence, but not control, are accounted for under the equity method of accounting. Whether or not we exercise significant influence with respect to a company depends on an evaluation of several factors including, among others, representation on the company’s board of directors and ownership level, generally 20% - 50% interest in the voting securities of the company including rights associated with our holding in common shares of the company. In May 2001, we formed Amphora Discovery Corp. later transferring certain intangibles to Amphora in September of that year. Also in September 2001, Amphora completed a private placement of securities with third-party investors raising $25 million that reduced our ownership to 28 percent. Our investment in Amphora is accounted for under the equity method of accounting. We received the right to appoint two representative to Amphora’s six member board of directors. As Caliper’s investment in Amphora has no basis for accounting purposes and, because Caliper does not guarantee debt or have commitments to fund losses, Caliper has not recorded its proportionate share of Amphora’s operating losses in its financial statements since the completion of Amphora’s financing. Future investments by Amphora’s third-party investors would further reduce our ownership interest.

      Amphora was created to develop and commercialize a comprehensive database of chemical genomics information. The Amphora database is being designed for use in preclinical drug discovery and is intended to include a comprehensive collection of information about important aspects of a library of small molecules and their interactions with therapeutic targets. Amphora plans to sell this database information directly to pharmaceutical companies, biotechnology firms and academic laboratories involved in preclinical and clinical research in life sciences. It also plans to sell analysis tools, reagents from the Amphora compound library, and licenses to proprietary compounds and targets. Amphora intends to use our LabChip HTS systems to create, build and expand its chemical genomics database. Amphora has agreed to purchase a minimum number of Caliper instruments and datapoints in its first few years of operations and we expect that Amphora will be one of our major high throughput screening customers.

      After the completion of Amphora’s third-party financing, we sold to Amphora products and services totaling $3.9 million in 2001 that included Caliper 250 HTS system products, LabChips, datapoints and assay development services recording it as a related party sale on the financial statements. Of the $3.9 million in total sales, $3.0 million related to high throughput screening system products and, under the equity method of accounting, we deferred 28% of the gross profit of these sales, or $363,000, that reflects our retained ownership interest in the products sold to Amphora. We recognized $21,000 of this deferred gross profit as revenue in 2001 and expect to recognize the remaining $342,000 as revenue ratably over the next 36 months as Amphora records depreciation on its Caliper 250 HTS systems.

      Since our inception, we have incurred significant losses and, as of December 31, 2001, we had an accumulated deficit of $44.6 million. Our losses have resulted principally from costs incurred in research and development, manufacturing scale-up, and from general and administrative costs associated with our operations. We expect to continue to incur substantial research and development, manufacturing scale-up and general and administrative costs. As a result, we will need to generate significantly higher revenue to achieve profitability.

      Historically, prior to September 2001, our revenue has been derived principally from contract revenue earned under our collaboration agreement with Agilent and from our Technology Access Program customers and, to a lesser extent, from the sale of products and government grants. Additionally, in March 2001, we derived revenue of $5.0 million from our initial licensing of the Ramsey family of patents to Aclara. Commencing with the September 2001 launch of our Caliper 250 HTS system, we began the transition of our focus to a commercial products business with our revenue derived thereafter principally from the sale of products and the continuing contract revenue earned under our collaboration agreement with Agilent. Also, beginning in August 2001, the revenues from our Technology Access Program customers were also transitioned to being derived principally from product sales and to a lesser extent contract revenues. In 2001, largely due to the sales of high throughput screening systems to Amphora and our current and new high throughput screening customers, a larger portion of our revenue, about 43%, was derived from product sales, as compared to only 17% in 2000. Although we are developing and plan to introduce future products, we cannot provide assurance that we will be successful in these efforts.

      To date, we have generated a substantial portion of our revenue from a limited number of sources. Amphora, a related party, initial licensing of the Ramsey family of patents to Aclara, our Technology Access Program customers, Amgen, Eli Lilly and Millennium, and our commercial partner, Agilent, each accounted for in excess of 10% of our revenue in the year ended December 31, 2001. Agilent alone accounted for 32% of our revenue in this period, the three Technology Access Program customers collectively accounted for 21% of our revenue, Amphora alone accounted for 13% of our revenue, and initial licensing of the Ramsey family of patents to Aclara accounted for 17% of our revenue in the year ended December 31, 2001. Agilent alone accounted for 45% of our revenue in the year ended December 31, 2000 and our three Technology Access Program customers collectively accounted for 45% of our revenue in this period. Agilent alone accounted for 50% of our revenue in the year ended December 31, 1999, and our then two Technology Access Program customers, Amgen and Eli Lilly, collectively accounted for 38% of our revenue in that period. Although we are seeking to expand our customer base, we cannot assure you that these efforts will be successful.

      Beginning in August 2001, within the context of our planned discontinuation of our Technology Access Program and conversion to a commercial HTS products business structure, we initiated the renegotiation of our Technology Access Program agreements with Amgen, Eli Lilly and Millennium Pharmaceuticals. The renegotiated contracts with Amgen, Eli Lilly and Millennium include a commitment for their ongoing participation as a customer of Caliper’s high throughput screening commercial business for 12 months. Historically, under our Technology Access Program agreements, we recognized as revenue non-refundable license fees over the contract period, product sales upon the transfer of title to the customer, and development and support fees in the period in which the costs were incurred. Subscription fees and development and support fees could be received annually or quarterly in advance depending upon the terms of the agreement. We recorded payments received in advance under all of these agreements as deferred revenue until earned. Currently, with the new high throughput screening commercial structure, customers will purchase instruments, chips, support services and custom solutions directly from Caliper, and they will be charged on a data point pricing basis for their usage of chips. We will offer discounts based on the volume of products and services purchased. Payments received in advance under support service agreements or custom solution agreements are recorded as deferred revenue until earned as prescribed under SAB 101. After December 2001 when the last Technology Access Program agreement was amended, there will be no further technology access fees or subscription fees recognized with products and services purchased by former Technology Access Program customers after December 2001 recognized upon shipment and transfer of title to the product to the customer or when the assay development service has been provided by Caliper. Under the amended agreements with our Technology Access Program customers, Caliper agreed to convert technology access and subscription fees still outstanding and available towards the purchase of products and services that can be utilized by the customer no later than December 2002. As of December 31, 2001, a total of $3.3 million of revenue was deferred. We expect to recognize this deferred revenue through the fourth quarter of 2002 as products and services are purchased by our previous TAP customers.

      Under our collaboration agreement, Agilent funds our research and development expenditures related to the collaboration, reimburses us for our costs of supplying chips and reagents to Agilent and pays us a share of the gross margin earned on all components of LabChip systems they sell. We record revenue from development and support activities under our collaboration agreement in the period in which the costs are incurred. We report direct costs associated with this contract as research and development expense. We recognize revenue related to the reimbursement of costs for the supply of chips and reagents to Agilent upon shipment. We recognize as revenue our share of gross margin on components of the LabChip system sold by Agilent upon shipment to the end user. Agilent began marketing and sales efforts for the Agilent 2100 Bioanalyzer in late 1999. Sales of new and innovative instrumentation such as the Agilent 2100 Bioanalyzer involve a long sales cycle, requiring customer training and demonstration periods. Sales of the Agilent 2100 Bioanalyzer increased 158% during the course of 2001 as compared to 2000 indicating, we believe, a growing market acceptance of this technology.

Significant Accounting Policies

      Financial Reporting Release No. 60, which was recently released by the Securities and Exchange Commission, recommends all companies include a discussion of critical accounting policies or methods used in the preparation of financial statements. See Note 2 to our audited financial statements included elsewhere in this document for a summary of the significant accounting policies and methods used in the preparation of the financial statements. The following is a brief discussion of the more significant accounting policies and methods used by Caliper.

      Our financial statements are been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of revenue and expenses, and assets and liabilities during the periods reported. Estimates are used when accounting for certain items such as warranty expense, sales and marketing programs, employee compensation programs, depreciation and amortization periods, taxes, inventory values, and valuations of investments and intangible assets. Other significant accounting issues relate to accounts and transactions with Amphora, a related party. We base our estimates on historical experience, where applicable, and other assumptions that we believe are reasonable under the circumstances. Actual results may differ from our estimates due to changing conditions or the validity of our assumptions. We believe that the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

      We recognize instrument, LabChip, data point and service support revenues net of credits and adjustments for discounts. Regarding advance payments for customer service and support, we concluded the approach described in SAB 101 is preferable and have changed our method of accounting effective January 2000 to recognize all customer support and service fees over the term of the related agreement. We do not currently have an allowance for doubtful accounts based on the aging of our accounts receivable balances and our historical experience of no write-offs. If the financial condition of our customers were to deteriorate, we will implement and maintain allowances for doubtful accounts for the estimated losses resulting from the inability of our customers to make required payments. We value inventories at the lower of standard cost (which approximates actual cost) or market. We have made no provision for obsolete or slow moving inventory as we have no history of returns and warranties are not believed to be excessive. We may in future periods, based on assumptions of customer demands and market conditions, find it necessary to write down portions of our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and estimated market value. When recording depreciation expense associated with our production and microfluidic equipment, we use estimated useful lives. As a result of changes in technology and industry conditions, we periodically evaluate the useful lives of our production and microfluidic equipment. These evaluations could result in a change in useful lives in future periods. We offer a one-year limited warranty on the HTS systems and a 90-day warranty on chips, which is included in the sales price of many of our products. We make provision for estimated future warranty costs at the time of sale. As the majority of our HTS system parts are from original equipment manufacturers which provide one-year warranties already on these parts, we had a warranty provision of $85,000 as of December 31, 2001 based on the limited service cost to travel to the customer and maintain our products under warranty. As our products have only been commercially available since September 2001, our management will continue to analyze evolving costs and customer trends when evaluating the adequacy of the warranty expense provisions in future periods. We have limited foreign currency risk as 98% of our revenues are in the United States and we currently require foreign customers to pay for products and services in U.S. dollars.

      We have an ownership interest of approximately 28% in one entity, Amphora, for which we apply the equity or cost method of accounting. Amphora is a major customer representing approximately 13% of our total revenue in 2001. Our investment in Amphora has no basis for accounting purposes and we do not guarantee debt or have commitments to fund Amphora’s losses. Significant accounts and transactions with Amphora are disclosed as related party transactions. In 2001, subsequent to Amphora’s third-party financing, Caliper sold a total of $3.9 million in Caliper 250 HTS system products, LabChips, datapoints and assay development services to Amphora recording the sales as related party revenue in our financial statements. Under the equity accounting method, Caliper recorded $3.0 million in related party product sales and deferred 28% of the gross profit, or $363,000 that reflects Caliper’s retained ownership interest in the products sold to Amphora. Caliper recognized $21,000 of this deferred gross profit in 2001 and we expect to recognize this remaining $342,000 as revenue ratably over the next 36 months as Amphora records depreciation on its Caliper 250 HTS systems.

      We have no guarantees of balance sheet debt of third parties and we have no debt obligations that contain provisions requiring accelerated payment in the event of specified levels of declines in liquidity or profitability. We do not have any special purpose entities in place.

      In connection with the adoption of SFAS No. 133, we recognize derivative financial instruments in the financial statements at fair value regardless of the purpose or intent for holding the instrument. We recognize changes in the fair value of derivative financial instruments either periodically in income or in stockholders equity as a component of comprehensive income (loss) depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it is designated as a fair value hedge or cash flow hedge. For derivative instruments that are designated and qualify as fair value hedge (i.e., hedging the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk), we recognize the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk in current earnings during the period of the change in fair values. We entered into a settlement agreement with Aclara Biosciences in March 2001, the terms of which provided that if we sell any of the 900,000 shares of Aclara’s common stock received in the settlement between 18 and 24 months from the effective date of the settlement agreement, and the then fair value of Aclara’s stock is less than $36.11 per share, Aclara will pay us in cash a dollar amount equal to the difference between the aggregate fair value of the Aclara stock at the date the shares are disposed and $32.5 million. If the then fair value of the Aclara stock is greater than $36.11 per share, we will receive no additional consideration from Aclara. We are restricted from selling our shares of Aclara for 18 months following the effective date of the settlement agreement. If we sell its shares of Aclara stock at any time after 24 months from the effective date of the settlement agreement, Aclara will have no obligation to provide any additional consideration to us. Aclara has executed a fully-funded $32.5 million standby letter of credit in favor of Caliper to secure its performance under this potential obligation. In effect, Aclara has guaranteed the aggregate settlement amount of $32.5 million, so long as we sell our Aclara stock within a specified period of time.

      We have accounted for this arrangement by initially recording $4.3 million in Aclara stock at fair market value, with a note receivable with a corresponding face value of $28.2 million for the fully funded letter of credit which was reduced by the initial fair value ($2.7 million) of an embedded derivative. The embedded derivative has been designated as a fair value hedge of the Aclara stock. The mark-to-market change in the fair value of the Aclara stock is recorded in earnings in the other income or expense line on the statement of operations and is offset by the gains or losses in the fair value of the derivative reported in the same other income or expense line. The ineffective portion of the embedded derivative is also recorded in the other income or expense line on the statement of operations. As of December 31, 2001, the balances in Aclara stock and the note receivable were $4.6 million and $26.9 million respectively.

      We have deferred tax assets related to net operating losses generated in the United States. Our accounting policy is to record valuation allowances when it is more likely than not that a tax benefit will not be realized. At December 31, 2001, we had deferred tax assets related to net operating losses of $15.9 million and a valuation allowance of $15.9 million to equally offset those assets as our lack of earnings history significantly limits our ability to realize this tax asset.

Results of Operations

Years Ended December 31, 2001 and 2000

      Revenue. Revenue increased 59% to $29.6 million in 2001 from $18.6 million in 2000. Of the $11.0 million increase, $9.5 million was derived from increased product sales to commercial customers, Amphora Discovery Corp., a related party, and from our collaboration with Agilent.

      Related party revenue was $3.9 million for 2001 resulting from sales of the Caliper 250 HTS system products to Amphora subsequent to Amphora’s third-party financing. There were no related party revenues in 2000. Product revenue from unrelated customers increased 175% to $8.8 million in 2001, compared to $3.2 million in 2000. This increase of $5.6 million is from product volume growth under our commercial collaboration with Agilent, and from sales of our Caliper 250 HTS systems launched in September 2001 and the Automated Microfluidics Systems 90 and Applications Developer Program, both of which were introduced in March 2001. Product revenue increased 111% in 2001 under our commercial collaboration with Agilent driven by the Agilent 2100 Bioanalyzer unit sales increase of 158% over the same period in 2000. Product revenues from sales of our high throughput systems increased 250% in 2001 driven by the commercial launch of the Caliper 250 HTS systems, the Automated Microfluidics Systems 90 and the Applications Developer Program Caliper 42 System. Additionally, we experienced this increase in part due to our conversion from a fee-based technology access program model to a commercial high throughput screening products business and the associated change in revenue recognition methods.

      License fees and contract revenues increased 10% to $16.9 million in 2001 compared to $15.4 million in 2000. The increase of $1.5 million resulted mainly from the $5.0 million licensing fee for the Ramsey family of patents to Aclara in connection with our litigation settlement with Aclara, and a $371,000 increase in product support services on Caliper’s newly commercialized Automated Microfluidics Systems 90 and Applications Developer Program products offset by a $3.0 million decline in our Technology Access Program contract revenue. We experienced this 39% decline in our Technology Access Program revenue in 2001 as a result of our conversion from a fee-based technology access program model to a commercial high throughput screening products business. Also, contract fee revenues under our collaboration with Agilent declined 12% principally from a one time $735,000 research and development reimbursement in 2000. Excluding this one time reimbursement, contract fees in 2001 under the collaboration with Agilent were essentially unchanged from 2000.

      Cost of Product Revenue. Cost of product revenue represents manufacturing costs incurred in the microfluidic instrument production process, including component materials, assembly labor and overhead, packaging and delivery cost. Cost of products sold was $2.1 million for the related party sales to Amphora Discovery Corp. for 2001. The profit margins on product sales to Amphora vary due to the volume of products purchased and the corresponding commercial volume discounts earned. Cost of all other products sold were $4.8 million for 2001 compared to $2.5 million in 2000. The improved profit margins from product sales to unrelated customers in 2001 compared to last year was primarily due to the increased volume of Agilent 2100 Bioanalyzer systems sold and sales of Caliper’s own products. Product mix will affect future profit margins as Caliper earns a higher return from its own products sold as opposed to sharing gross margin revenues on collaboration products with Agilent.

      Research and Development Expenses. Research and development expenses consist primarily of salaries and related personnel costs, fees paid to consultants and outside service providers for chip development, material costs for prototype and test units, legal expenses resulting from intellectual property prosecution and litigation, and other expenses related to the design, development, testing, and enhancement of our products. We expense our research and development costs as they are incurred. Research and development expenses increased to $38.3 million during 2001 from $33.5 million in 2000. The increase of $4.8 million was primarily attributable to continued growth of research and development activities, including $7.7 million related to increased personnel and services to support our expanded next generation high throughput system and microfluidic chip development, partner collaboration and initial product launches, $2.6 million for supplies required to assemble, build and test prototype LabChip systems and $3.0 million due to expansion in research facilities and activities, offset by a reduction of $8.6 million for costs related to intellectual property matters, primarily legal fees due to the settlement with Aclara.

      Our research and development focus has been on product development in the areas of new applications, microfluidic instruments with expanded capabilities, our LibraryCard system and high throughput genomic systems. We intend to continue LabChip systems development with increasingly high throughput capabilities and develop a broader range of applications for our LabChip technology. To advance our high throughput systems and achieve the levels of throughput necessary to meet customers’ demands, we need to continue to develop and manufacture sipper chips with more than four capillaries. Our current high throughput systems operate with sipper chips with one and four capillaries, small glass tubes used to draw compounds into the chip. In order to achieve the levels of throughput that our customers desire, our research and development efforts are focusing on a LabChip system that can accommodate more than four capillaries. We expect to continue our efforts in these areas of research and development even though the risks of being successful are significant and we may even not be able to develop the necessary technology to achieve the advancements we currently envision. We expect research and development spending to continue to increase over the next several years as we expand our research and product development efforts although at a lesser rate than our revenue growth rate.

      General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, recruiting expenses, professional fees, and other corporate expenses including business development and general legal activities. General and administrative expenses increased to $15.5 million during 2001 from $9.8 million in 2000. The increase of $5.8 million was due primarily to $3.0 million related to employment costs for marketing, general and administrative personnel, $1.3 million for general legal fees related to expanded commercial initiatives, $947,000 for market research and services to support our initial product launches and $558,000 for expanded operating facilities. We expect general and administrative expenses to continue to increase over the next several years to support our growing business activities, and the commercialization of our products.

      Amortization of Deferred Stock Compensation. Deferred stock compensation represents the difference between the deemed fair value of our common stock for accounting purposes and the exercise price of options at the date of grant. During 1998 and 1999, we recorded deferred stock compensation totaling $13.2 million. This amount is being amortized over the respective vesting periods of the individual stock options using the graded vesting method. We recorded amortization of deferred compensation of $2.5 million for 2001, $4.5 million for 2000 and $3.9 million for 1999. We expect to record future amortization expense for deferred compensation as follows: $1.4 million during 2002, $670,000 during 2003 and $122,000 during 2004. The amount of deferred compensation expense to be recorded in future periods may decrease if unvested options for which deferred compensation has been recorded are subsequently canceled.

      Interest Income (Expense), Net. Net interest income consists of income from our cash and investments offset by expenses related to our financing obligations. Net interest income increased to $10.0 million in 2001 from net interest income of $7.5 million in 2000.

      This increase primarily resulted from interest on proceeds of the $104.9 million raised in August 2000 from the sale of 2,300,000 shares of common stock in a private placement offset in part by generally declining interest rate yields in 2001.

      Litigation settlement and reimbursement. In January 2001, we recognized $27.5 million in a litigation settlement resulting from a comprehensive settlement agreement with Aclara for the dismissal of all suits and countersuits between the two companies. In 2000, we received $13.3 million in a litigation settlement resulting from a settlement agreement with a former patent attorney and his former law firm. Of the $13.3 million recognized in 2000, $12.0 million was a settlement with Bertram Rowland and the law firm of Flehr, Hohbach, Test, Albritton and Herbert LLP in a breach of fiduciary duty and trade secret misappropriation case. The remainder relates to reimbursement of litigation fees and expenses from one of our collaborators.

      Income Taxes. As of December 31, 2001, we had federal and California net operating loss carryforwards of approximately $27.6 million and $2.5 million, respectively. We also had federal and California research and other development tax credit carryforwards of approximately $1.9 million and $1.7 million, respectively. The net operating loss and credit carryforwards will expire at various dates beginning on 2003 through 2021, if not utilized. Utilization of the net operating losses and credits may be substantially limited due to the change in ownership provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

      As of December 31, 2001 and 2000 we had deferred tax assets of approximately $15.9 million and $16.7 million. The net deferred tax asset has been fully offset by a valuation allowance. The net valuation allowance decreased by $781,000 during the year ended December 31, 2001. The net valuation allowance increased by $6.2 million during the year ended December 31, 2000. Deferred tax assets relate primarily to net operating loss carryforwards, research credit carryforwards, and capitalized research and development costs.

     Years Ended December 31, 2000 and 1999

      Revenue. Revenue increased 54% to $18.6 million in 2000 from $12.1 million in 1999. Of the $6.5 million increase, $2 million was derived from product sales and $4.5 from license fees and contract revenues. Product revenue from unrelated customers was $3.2 million in 2000, compared to $1.0 million in 1999. This increase of $2.2 million is primarily from product volume growth under our commercial collaboration with Agilent and, to a lesser extent, sales of LabChips and microfluidic prototype instruments to our Technology Access Program customers. With regard to our collaboration with Agilent, the increase in revenue was primarily attributed to product revenue resulting from increased volume and product offerings as 2000 was the first full year since commercial introduction of the Agilent 2100 Bioanalyzer in November 1999.

      License fees and contract revenues increased 41% to $15.4 million in 2000 compared to $10.9 million in 1999. This increase of $4.5 million is comprised of a $934,000 increase in contract services under our collaboration with Agilent Technologies and a $3.6 million increase from our Technology Access Program customers, primarily from the addition of a new partner and the application of SAB 101, which contributed $1.3 million to revenue.

      Cost of Product Revenue. Cost of all other products sold were $2.5 million for 2000 compared to $921,000 in 1999. The improved profit margins from product sales to unrelated customers in 2000 compared to last year was primarily due to the increased volume of Agilent 2100 Bioanalyzer systems sold and sales of Caliper’s own products.

      Research and Development Expenses. Research and development expenses increased to $33.5 million during 2000 from $17.5 million in 1999. The increase of $16.0 million was primarily attributable to continued growth of research and development activities, including $7.1 million related to increased personnel and services to support our Technology Access Program, partner collaboration and initial product launches, $6.3 million for costs related to intellectual property matters, primarily legal fees, $1.1 million for supplies required to assemble, build and test prototype LabChip systems and the remainder due to expansion in operating activities.

      General and Administrative Expenses. General and administrative expenses increased to $9.8 million during 2000 from $5.3 million in 1999. The increase of $4.5 million was due primarily to $2.9 million related to employment costs for general and administrative personnel, $472,000 for general legal fees as a result of being a public company and $405,000 for travel expenses to expand our business initiatives.

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

Liquidity and Capital Resources

      We have financed our operations from inception primarily through equity sales, product and services, contract and milestone payments to us under our collaboration and Technology Access Program agreements, and equipment financing arrangements. As of December 31, 2001, we had received net proceeds of $228.2 million from issuances of common and preferred stock which includes primarily $104.9 million raised in August 2000 from the sale of 2,300,000 shares of common stock in a private placement and $75.9 million raised from our initial public offering in December 1999. In addition, from inception through December 31, 2001 we had received $72.8 million from collaborations, product and services, Technology Access Program customers and government grants and had financed equipment purchases and leasehold improvements totaling approximately $11.4 million. We have used leases and loans to finance capital expenditures. As of December 31, 2001, we had $5.8 million in capitalized lease obligations. These obligations are secured by the equipment financed, bear interest at a weighted-average fixed rate of approximately 11.1%, and are due in monthly installments through December 2004. Under the terms of one equipment financing agreement, the financed equipment may be purchased by us at a fair value at the end of the financing term. Other equipment financing agreements require a balloon payment at the end of each loan term.

      As of December 31, 2001, we had $166.2 million in cash, cash equivalents and marketable securities, as compared to $191.7 million as of December 31, 2000. We used $22.6 million for operations in 2001. This consisted of working capital changes of $32.6 million offset by the net income for the period of $3.8 million and by non-cash charges of $6.2 million related to amortization of deferred stock compensation, stock options issued to non-employees, and depreciation and amortization expense.

      Net cash used in investing activities was $5.9 million for 2001, consisting primarily of $7.2 million of capital expenditures and of $188.5 million of purchases of available-for-sale investments, offset in part by proceeds from sales and maturities of available for sale investments. We received $3.0 million from financing activities for 2001, which consisted principally of $2.3 million raised in the issuance of common stock and $2.5 million from equipment financing, offset in part by repayments of equipment financing arrangements of $2.0 million.

      As of December 31, 2001, we had drawn down $1.3 million of the $5.0 million equipment financing credit line that existed as of December 31, 2000 at a weighted-average interest rate of 11.5% and entered into a new $3.0 million financing arrangement for the purchase of property and equipment. As of December 31, 2001, we had drawn down approximately $1.2 million under the new line and had $1.8 million remaining available under this arrangement. As of December 31, 2001, we had $5.8 million in capitalized lease obligations outstanding compared to $5.2 million at December 31, 2000. We had commitments under non-cancelable operating leases of $34.6 million to be paid as it becomes due through 2008. The following is a table of our commitments:

		Capital Leases
	Operating	And
	Leases	Equipment Loans

	(In thousands)
Years ending December 31:
2002	$4,954	$2,027
2003	5,132	2,167
2004	5,290	1,355
2005	5,455	227
Thereafter	13,812	—

Total minimum lease and principal payments	$34,643	$5,776

      Our capital requirements depend on numerous factors, including market acceptance of our products, the resources we devote to developing and supporting our products, and other factors. We expect to devote substantial capital resources to continue our research and development efforts, to expand our support and product development activities, and for other general corporate activities. We also have commitments to Amphora, a related party, to produce and deliver eleven high throughput systems in 2002. Based on our long term strategic plan, we believe that our current cash balances, together with the revenue to be derived from our collaboration with Agilent and the commercial sales of our microfluidic products and services will be sufficient to fund our operations at least through the year 2003. Actual capital expenditures could vary considerably, however, depending on opportunities that arise over the course of the 2002 and 2003 period. During or after this period, if cash generated by operations is insufficient to satisfy our liquidity requirements, we may need to reduce our research and development efforts, or sell additional equity or debt securities or obtain additional credit arrangements. Additional financing may not be available on terms acceptable to us or at all. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders or force delays in research and product development activities.

Impact of Inflation

      The effect of inflation and changing prices on our operations was not significant during the periods presented.

Related Party Transactions

      In May 2001, we formed Amphora Discovery Corp., later transferring certain intangibles in September of that year. In September 2001, Amphora completed a private placement of securities with third party investors raising $25 million which reduced our ownership to 28 percent. In connection with the financing we received the right to appoint two representatives to Amphora’s six member board of directors. These two members were Michael R. Knapp, our Vice President of Science and Technology, and James L. Knighton, our Executive Vice President and Chief Financial Officer. Mr. Knighton resigned from Amphora’s board of directors in February 2002 and we have not as yet designated a replacement. Mr. Knighton also served as Amphora’s acting Chief Financial Officer from September 2001 until January 2002. As members of Amphora’s board, Dr. Knapp and Mr. Knighton were granted options to buy 900,000 shares and 450,000 shares, respectively of Amphora common stock at a share value of $0.10 per share.

      In September 2001, we entered into a LabChip Solutions Agreement and an Intellectual Property Agreement with Amphora. The LabChip Solutions Agreement provided for the ongoing supply of our high throughput screening systems and chips to Amphora, and for the provision of related services by us to Amphora. Under this agreement, Amphora has agreed to purchase a minimum of eleven Caliper instruments by December 31, 2001 and at least eleven additional HTS instruments by December 31, 2002. Amphora has also agreed to purchase datapoints at a fixed amount of $2.0 million in the first year and a minimum of $4.0 million to a maximum based on volume of $6.0 million in the second year of the agreement. The LabChip Solutions Agreement also contains certain intellectual property licensing provisions pertaining to the parties’ independent and collaborative efforts to develop new high throughput screening systems based on our microfluidic technologies. Under the Intellectual Property Agreement, we granted Amphora certain exclusive rights to use our high throughput screening products in a chemical genomics database business.

      In 2001, subsequent to Amphora’s third-party financing, we sold a total of $3.9 million in Caliper 250 HTS system products, chips, datapoints and assay development services to Amphora recording the sale of products and services as related party revenue in the Company’s financial statements.

      In September 2001, Amphora entered into a three-year Sublease Agreement with Caliper for the rent of approximately 5,700 square feet in one of Caliper’s three Mountain View, CA leased buildings for Amphora’s research and development use. Amphora is obligated for monthly rent based on local market rates with a 3% per annum escalation and we, as landlord, are obligated to provide certain facilities maintenance services. In September 2001, we also entered into an Administrative Services Agreement with Amphora for certain financial accounting, purchasing and human resource services to be provided by our personnel. We charge for these services monthly at an hourly rate based on a cost plus mark-up basis recording the corresponding payments from Amphora as part of our overall employee costs. We anticipate that Amphora will terminate this agreement at its option by mid 2002 when they are fully staffed.

      All of the agreements between us and Amphora were entered into in arms-length negotiations, in which Amphora was represented by separate legal counsel.

Recent Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.” The statements eliminated the pooling-of-interests method of accounting for business combinations and require that goodwill and certain intangible assets not be amortized. Instead, these assets will be reviewed for impairment annually with any related losses recognized in earnings when incurred. The statements will be effective for Caliper as of January 1, 2002 for any existing goodwill and intangible assets and for business combinations initiated after June 30, 2001. The adoption of these statements as of January 1, 2002 is not expected to have a material impact on Caliper’s financial position, results of operations or cash flow.

      In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, and replaces the provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of Segments of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of segments of a business. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. Impairment of goodwill is not included in the scope of SFAS No. 144 and will be treated in accordance with SFAS No. 142. Under SFAS No. 144, long-lived assets are measured at the lower of carrying amount or fair value less cost to sell. We are required to adopt this statement no later than January 1, 2002. Based on our current assessment, we do not expect the adoption of this statement to have a significant impact on our financial condition or results of operations.

Factors Affecting Operating Results

     Risks Related To Our Business

Our LabChip Systems may not achieve market acceptance, which could cause our revenue to grow slowly or decline.

      Our technologies are still in the early stages of development, and our LabChip and HTS systems incorporating these technologies have only recently been made commercially available. If our LabChip systems do not continue to gain market further acceptance, we will be unable to generate significant sales and our revenue will decline. The commercial success of our LabChip systems will depend upon capital spending by our potential customers, and market acceptance of the merits of our LabChip systems by pharmaceutical and biotechnology companies, academic research centers and other companies that rely upon laboratory experimentation. We have not yet demonstrated these benefits. Market acceptance will depend on many factors, including:

•	our ability to demonstrate the advantages and potential economic value of our LabChip systems over alternative well-established technologies and products

•	the extent of Agilent’s efforts to market the Agilent 2100 Bioanalyzer

•	our ability to market our high throughput systems

      Because the products comprising our LabChip systems have been in operation for a limited period of time, their accuracy, reliability, ease of use and commercial value have not been fully established. If the initial Agilent 2100 Bioanalyzer customers or our high throughput system customers do not approve of our initial LabChip systems because these systems fail to generate the quantities and quality of data they expect, are too difficult or costly to use, or are otherwise deficient, market acceptance of these LabChip systems would suffer and further sales may be limited. We cannot assure you that these customers’ efforts to put our LabChip systems into use will continue or will be expeditious or effective. Potential customers for our high throughput systems may also wait for indications from our initial high throughput system customers that our high throughput systems work effectively and generate substantial benefits. Further, non-acceptance by the market of our initial LabChip systems could undermine not only those systems but subsequent LabChip systems as well.

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

      In order for our high throughput systems to achieve the levels of throughput necessary to meet customers’ demands, we need to develop and manufacture sipper chips with more than four capillaries. Our current high throughput systems operate with sipper chips with one and four capillaries, small glass tubes used to draw compounds into the chip. In order to achieve the levels of throughput that our customers desire, we may need to develop a LabChip system accommodating more than four capillaries, which we may not be able to do. If we cannot cost-effectively deliver chips with more than four capillaries, we may not be able to attract new customers to purchase our high throughput systems, which would seriously harm our future prospects.

      We must develop new applications for existing LabChip instruments, which we may not be able to do. The Agilent 2100 Bioanalyzer uses LabChip kits that we specifically design for each application. We currently have LabChip kits commercially available for seven applications relating to DNA, RNA and protein sizing and quantification and analyzing cells. DNA and RNA are commonly used acronyms for chemicals that contain, or transmit, genetic information in living things. We currently are developing LabChip kits for other applications. If we are unable to develop LabChip kits for specific applications required by potential customers, those customers may not purchase the Agilent 2100 Bioanalyzer.

      We must also continue to develop applications for our high throughput systems. If we are not able to complete the development of these applications, or if we experience difficulties or delays, we may lose our current Technology Access Program customers and may not be able to obtain new customers.

We expect to incur future operating losses and may not achieve profitability.

      Other than in 2001, we have experienced significant operating losses each year since our inception and expect to incur substantial additional operating losses for at least the next two years, primarily as a result of expected increases in expenses for manufacturing capabilities, research and product development costs and general and administrative costs. We may not achieve profitability in future years. For example, we experienced net losses of approximately $3.0 million in 1998, $14.4 million in 1999 and $13.3 million in 2000 with only a profit of $3.8 million earned in 2001. Without our litigation settlement and reimbursement of $27.5 million in 2001, we would have also had a net loss in 2001. As of December 31, 2001, we had an accumulated deficit of approximately $44.6 million. Our losses have resulted principally from costs incurred in research and development and from general and administrative costs associated with our operations. These costs have exceeded our litigation settlement and reimbursement, interest income and revenue which, to date, have been generated principally from collaborative research and development agreements, technology access fees, cash and investment balances and, to a lesser extent, product sales and government grants.

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

      Third parties may assert infringement or other intellectual property claims against us, such as the Aclara litigation that was settled and is described under “Part I — Item 3. Legal Proceedings.” We may have to pay substantial damages, including treble damages, for past infringement if it is ultimately determined that our products infringe a third party’s proprietary rights. Further, we may be prohibited from selling our products before we obtain a license, which, if available at all, may require us to pay substantial royalties. Even if these claims are without merit, defending a lawsuit takes significant time, may be expensive and may divert management attention from other business concerns. We are aware of third-party patents that may relate to our technology or potential products. We have also been notified that third parties have attempted to provoke an interference with one issued U.S. patent that we have exclusively licensed to determine the priority of inventions. Any public announcements related to litigation or interference proceedings initiated or threatened against us could cause our stock price to decline. We settled intellectual property litigation with Aclara concerning one family of Aclara patents. However, Aclara could assert other patent infringement claims against us in the future in alternative dispute resolution proceedings established under our settlement agreement. If we are found to be infringing any valid patent claims asserted by Aclara in alternative dispute resolution proceedings, we may be prohibited from selling our products before we obtain a license, which, if available at all, may require us to pay substantial royalties.

We may need to initiate lawsuits to protect or enforce our patents, which would be expensive and, if we lose, may cause us to lose some of our intellectual property rights, which would reduce our ability to compete in the market.

      We rely on patents to protect a large part of our intellectual property and our competitive position. In order to protect or enforce our patent rights, we may initiate patent litigation against third parties, such as the patent infringement suit against Aclara that was settled and is described under “Part I — Item 3. Legal Proceedings.” These lawsuits could be expensive, take significant time, and could divert management’s attention from other business concerns. They would put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing. We may also provoke these third parties to assert claims against us. Patent law relating to the scope of claims in the technology fields in which we operate is still evolving and, consequently, patent positions in our industry are generally uncertain. We cannot assure you that we will prevail in any of these suits or that the damages or other remedies awarded, if any, will be commercially valuable. During the course of these suits, there may be public announcements of the results of hearings, motions and other interim proceedings or developments in the litigation. If securities analysts or investors perceive any of these results to be negative, it could cause our stock to decline.

The rights we rely upon to protect our intellectual property underlying our products may not be adequate, which could enable third parties to use our technology and would reduce our ability to compete in the market.

      In addition to patents, we rely on a combination of trade secrets, copyright and trademark laws, nondisclosure agreements and other contractual provisions and technical measures to protect our intellectual property rights. Nevertheless, these measures may not be adequate to safeguard the technology underlying our products. If they do not protect our rights, third parties could use our technology, and our ability to compete in the market would be reduced. In addition, employees, consultants and others who participate in the development of our products may breach their agreements with us regarding our intellectual property, and we may not have adequate remedies for the breach. We also may not be able to effectively protect our intellectual property rights in some foreign countries. For a variety of reasons, we may decide not to file for patent, copyright or trademark protection outside of the United States. We also realize that our trade secrets may become known through other means not currently foreseen by us. Notwithstanding our efforts to protect our intellectual property, our competitors may independently develop similar or alternative technologies or products that are equal or superior to our technology and products without infringing on any of our intellectual property rights or design around our proprietary technologies. For further information on our intellectual property and the difficulties in protecting it, see “Part I — Item 1. Business — Intellectual Property.”

We rely heavily on Agilent to manufacture, market and distribute the Agilent 2100 Bioanalyzer. If Agilent fails to perform under our agreement or successfully commercialize our collaborative products, our revenue from the Agilent 2100 Bioanalyzer may not be material and we may lose the development funding we currently receive from Agilent.

      Agilent manufactures, markets and distributes the Agilent 2100 Bioanalyzer under an agreement we entered into in May 1998. We also rely on Agilent for significant financial and technical contributions in the development of products covered by the agreement. Our ability to develop, manufacture and market these products successfully depends significantly on Agilent’s performance under this agreement. Sales of new and innovative instrumentation such as the Agilent 2100 Bioanalyzer involve a long sales cycle, requiring customer training and demonstration periods. Although sales of the Agilent 2100 Bioanalyzer increased in 2001, we cannot predict whether this trend will continue at its current pace, if at all. If Agilent experiences manufacturing or distribution difficulties, does not actively market the Agilent 2100 Bioanalyzer, or does not otherwise perform under this agreement, our revenue from the Agilent 2100 Bioanalyzer may not be material. In addition, Agilent may terminate the agreement at their discretion at any time. If Agilent terminates this agreement, we would need to obtain development funding from other sources, and we may be required to find one or more other collaborators for the development and commercialization of our products. Our inability to enter into agreements with commercialization partners or develop our own marketing, sales, and distribution capabilities would increase costs and impede the commercialization of our products.

Agilent may compete with us if our collaboration terminates after May 2003, which could reduce the potential revenue from our independent product sales.

      Under the terms of our agreement with Agilent, if they, or we, terminate our agreement after May 2003, we will grant to Agilent a non-exclusive license to our LabChip technologies as then developed for use in the research products field. Consequently, there is the possibility that we may experience competition from Agilent after May 2003, which would reduce our ability to sell products independently or through other commercial partners. See “Part I — Item 1. Business — Commercialization — Strategic Alliance with Agilent” for a further description of the terms of our collaboration with Agilent.

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

      Our principal facilities are located in the Silicon Valley in Northern California. Last year California experienced an energy crisis that has resulted in disruptions in power supply and increases in utility costs to consumers and business throughout the State. Should the energy crisis continue, together with many other Silicon Valley companies, we may experience power interruptions and shortages and be subject to significantly higher costs of energy. Although, we have not experienced any material disruption to our business to date, if the energy crisis resumes and power interruptions or shortages occur in the future, they may adversely affect our business. Any material increase in energy costs may also adversely affect our financial results.

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

      Historically we have had very few customers and one commercial partner, Agilent, from which we have derived the majority of our revenue and, if we were to lose any one of these, our revenue would decrease substantially. Agilent, our Technology Access Program customers, Amphora and our initial licensing of the Ramsey family of patents to Aclara in connection with our litigation settlement with them, accounted for 93% of our total revenue for the year ended December 31, 2001. Agilent and three customers accounted for 90% of total revenue for the year ended December 31, 2000. Agilent and four customers accounted for 88% of total revenue in 1999. We and Agilent introduced the Agilent 2100 Bioanalyzer system in September 1999 and have received only modest revenue from the sale of this product on a commercial scale. Although we anticipate that future sales of the Agilent 2100 Bioanalyzer system will further expand our revenue base, we expect that we will continue to rely on our large customers and on Agilent for the majority of our revenue

We have reached the final contract year for some of our Technology Access Program agreements.

      The third and final year of our Technology Access Program agreement with Amgen began on January 1, 2001 and was amended for a fourth year in December 2001. In addition, the third and final year of our Technology Access Program agreement with Eli Lilly began on August 12, 2001. Although we believe that these customers will continue to use LabChip products and services, we may not derive significant revenue from them in the future.

Failure to raise additional capital or generate the significant capital necessary to expand our operations and invest in new products could reduce our ability to compete and result in lower revenue.

      We anticipate that our existing capital resources will enable us to maintain currently planned operations at least through the year 2002. However, we premise this expectation on our current operating plan, which may change as a result of many factors. Consequently, we may need additional funding sooner than anticipated. Our inability to raise capital would seriously harm our business and product development efforts. In addition, we may choose to raise additional capital due to market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of these securities could result in dilution to our stockholders.

      We currently have no credit facility or committed sources of capital other than an equipment lease line with $1.8 million unused and available as of December 31, 2001. To the extent operating and capital resources are insufficient to meet future requirements, we will have to raise additional funds to continue the development and commercialization of our technologies. These funds may not be available on favorable terms, or at all. If adequate funds are not available on attractive terms, we may be required to curtail operations significantly or to obtain funds by entering into financing, supply or collaboration agreements on unattractive terms.

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

      Our business is dependent upon growth in the market for microfluidic products and our ability to enhance our existing products and introduce new products on a timely basis. One of the ways we may address the need to develop new products is through acquisitions of complementary businesses and technologies. From time to time, we may consider and evaluate potential acquisitions or business combinations, which may include a possible merger or consolidation of our business with another entity. We may engage in discussions relating to these types of transactions in the future. Acquisitions involve numerous risks, including the following:

•	difficulties in integration of the operations, technologies, and products of the acquired companies

•	the risk of diverting management’s attention from normal daily operations of the business

•	accounting consequences, including charges for in-process research and development expenses, resulting in variability in our quarterly earnings

•	potential difficulties in completing projects associated with purchased in-process research and development

•	risks of entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions

•	the potential loss of key employees of the acquired company

•	the assumption of unforeseen liabilities of the acquired company

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

      Our stock has been trading on the Nasdaq National Market only since mid-December 1999. We initially offered our common stock to the public at $16.00 per share. Since then our stock price has been extremely volatile and has ranged, through March 20, 2002, from a high of approximately $202.00 per share on March 2, 2000 to a low of $8.40 per share on September 21, 2001. Our stock price may drop substantially following an investment in our common stock. We expect that our stock price will remain volatile as a result of a number of factors, including:

•	announcements by analysts regarding their assessment of Caliper and its prospects

•	announcements of our financial results, particularly if they differ from investors’ expectations

•	general market volatility for technology stocks

Concentration of ownership among our existing executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.

      As of December 31, 2001, our directors, entities affiliated with our directors, our executive officers and principal stockholders beneficially own, in the aggregate approximately 24% of our outstanding common stock. These stockholders as a group are able to substantially influence the management and affairs of Caliper and, if acting together, would be able to influence most matters requiring the approval by our stockholders, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The concentration of ownership may also delay or prevent a change of control of Caliper at a premium price if these stockholders oppose it.

We have been sued, and are at risk of future securities class action litigation

      In the Spring and Summer of 2001, class action lawsuits were filed against certain leading investment banks and over 300 companies that did public offerings during the prior several years, including lawsuits against Caliper and certain of its officers and directors. See “Part I — Item 3. Legal Proceedings” for a description of these lawsuits. This and other securities litigation could result in potential liability, cause us to incur litigation costs and divert management’s attention and resources, any of which could harm our business. In addition, announcements of future lawsuits of this or some other nature, and announcements of events occurring during the course of the current and any future lawsuits, could cause our stock price to drop.

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

      The table below presents our investment portfolio by expected maturity and related weighted average interest rates at December 31, 2001:

					Fair
	2002	2003	2004	Total	Value

Cash and money market funds	$10,655	—	—	$10,655	$10,655
Average interest rate	2.10%	—	—	2.10%
Available for sale marketable securities	$75,642	$44,678	$33,124	$153,444	$155,521
Average interest rate	4.72%	6.18%	5.18%	5.24%
Total securities	$86,297	$44,678	$33,124	$164,099	$166,176
Average interest rate	4.45%	6.18%	5.18%	4.96%

      Our equipment financings, amounting to $5.8 million as of December 31, 2001, are all at fixed rates and therefore, have minimal exposure to changes in interest rates.

      We have operated primarily in the United States and all sales to date have been made in U.S. dollars. Accordingly, we have not had any material exposure to foreign currency rate fluctuations.

Item 8.     Financial Statements and Supplementary Data

      The Report of Independent Auditors, Financial Statements and Notes to Financial Statements begin on page F-1 immediately following the signature page and are incorporated here by reference, including the unaudited quarterly information for the last two years in Note 13.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not Applicable.

PART III

Item 10.     Directors and Executive Officers of the Registrant

      Information concerning our directors is incorporated by reference to the section entitled “Proposal 1 — Election of Directors” contained in our definitive Proxy Statement with respect to our Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than April 30, 2002 (the “Proxy Statement”). Information concerning our Executive Officers is set forth under “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K and is incorporated herein by reference. Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our Proxy Statement.

Item 11.     Executive Compensation

      Information concerning executive compensation is incorporated by reference to the sections entitled “Executive Compensation” contained in our Proxy Statement.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

      Information concerning the security ownership of certain beneficial owners and management is incorporated by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” contained in our Proxy Statement.

Item 13.     Certain Relationships and Related Transactions

      Information concerning certain relationships is incorporated by reference to the section entitled “Certain Relationships and Related Transactions” contained in our Proxy Statement.

PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) The following documents are filed as a part of this report:

(1) Financial Statements:

(2) Financial Statement Schedules:

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3) Exhibits:

Exhibit
Number		Description of Document

3.1(	1)	Amended and Restated Certificate of Incorporation of Caliper.
3.2(	12)	Certificate of Designation Of Series A Junior Participating Preferred Stock.
3.2(	2)	Bylaws of Caliper.
4.1		Reference is made to Exhibits 3.1 and 3.2.
4.2(	3)	Specimen Stock Certificate.
4.3(	12)	Rights Agreement, dated as of December 18, 2001, between Caliper and Wells Fargo Bank Minnesota, N.A., as Rights Agent.
10.1(	3)	Lease Agreement, dated December 1, 1998, between Caliper and 605 East Fairchild Associates, L.P.
10.2(	3)(4)	1996 Equity Incentive Plan.
10.3(	3)(4)	1999 Equity Incentive Plan.
10.4(	3)(4)	1999 Employee Stock Purchase Plan.
10.5(	3)(4)	1999 Non-Employee Directors’ Stock Option Plan.
10.6(	3)(4)	Employment Agreement, dated January 18, 1999, between Caliper and Daniel L. Kisner, M.D.
10.7(	3)(4)	Promissory Note, dated July 29, 1999, between Caliper and Daniel L. Kisner, M.D.

Exhibit
Number		Description of Document

10.8(	3)	Amended and Restated Investor Rights Agreement, dated May 7, 1998, among Caliper and certain stockholders of Caliper.
10.9(	3)(4)	Form of Indemnification Agreement entered into between Caliper and its directors and executive officers.
10.10	(3)(5)	Collaboration Agreement, dated May 2, 1998, between Caliper and Hewlett-Packard Company.
10.12	(3)(5)	Technology Access Agreement, dated December 21, 1998, between Caliper and Amgen, Inc.
10.13	(3)(5)	Technology Access Agreement, dated August 12, 1999, between Caliper and Eli Lilly and Company.
10.15	(3)(5)	Sole Commercial Patent License Agreement, effective September 1, 1995, between Lockheed Martin Energy Research Corporation and Caliper, as amended (domestic).
10.16	(3)(5)	Sole Commercial Patent License Agreement, effective September 1, 1995, between Lockheed Martin Energy Research Corporation and Caliper, as amended (international).
10.17	(3)(4)	Consulting Agreement, dated April 30, 1997, between Caliper and Dr. David V. Milligan.
10.18	(3)(4)	Employment Agreement, dated September 23, 1999, between Caliper and James L. Knighton.
10.19	(3)(4)	Consulting Agreement, dated May 1, 1997, between Caliper and Regis McKenna.
10.20	(3)(4)	Promissory Note, dated March 25, 1997, between Caliper and Michael R. Knapp, Ph.D.
10.21	(3)(4)	Option Agreement, dated August 9, 1995, between Caliper and Michael R. Knapp, Ph.D.
10.22	(3)(4)	Amendment to Option Agreement, dated August 25, 1995, between Caliper, Michael R. Knapp, Ph.D., J. Michael Ramsey, Ph.D. and Avalon Medical Partners.
10.23	(3)(4)	The Corporate Plan for Retirement Select Plan Adoption Agreement and related Basic Plan Document.
10.24	(6)	Warrant for the purchase of shares of Common Stock issued to Michael R. Knapp, dated October 11, 1996.
10.25	(6)	Warrant for the purchase of shares of Common Stock issued to Michael R. Knapp, dated February 2, 2000.
10.26	(5)(7)	Technology Access and Applications Development Agreement, dated March 24, 2000, between Caliper and Millennium Pharmaceuticals, Inc.
10.27	(8)	Lease Agreement, dated June 23, 2000 and effective July 5, 2000, between Caliper and Martin CBP Associates, L.P.
10.28	(8)	Promissory Note, dated July 17, 2000, between Caliper and Daniel L. Kisner, M.D.
10.29	(4)(9)	Change of Control Sr. Mgmt Severance/ Equity Acceleration Plan.
10.30	(5)(10)	Cross-License Agreement, dated March 12, 2001 by and among Aclara Biosciences, Inc. and Caliper.
10.31	(10)	Common Stock Issuance Agreement, dated March 22, 2001.
10.32	(5)(10)	Settlement Agreement and Mutual General Release, dated March 12, 2001 by and among Aclara Biosciences, Inc. and Caliper.
10.33	(11)(14)	LabChip Solutions Agreement, dated as of September 21, 2001, by and between Amphora Discovery Corp. and Caliper.
10.34	(4)(11)	Consulting Agreement, entered into as of the 8th day of October 2001 by and between Amphora Discovery Corp., and Michael R. Knapp.
10.35	(4)(11)	Restricted Stock Purchase Agreement, entered into as of October 8, 2001, by and between Amphora Discovery Corp. and Michael R. Knapp.

Exhibit
Number		Description of Document

10.36	(4)(11)	Consulting Agreement, entered into as of the 14th day of October 2001 by and between Amphora Discovery Corp., and James L. Knighton.
10.37	(4)(11)	Restricted Stock Purchase Agreement, entered into as of October 14, 2001, by and between Amphora Discovery Corp. and James L. Knighton.
10.38	(11)(14)	Technology Access Agreement Amendment, dated August 20, 2001, by and between Caliper and Eli Lilly and Company, amending Technology Access Agreement dated August 12, 1999 (the “Agreement”).
10.39	(13)	2001 Non-Statutory Stock Option Plan.
10.40		Separation Agreement, dated August 9, 2001, between Caliper and Calvin Y.H. Chow.
10.41	(14)	Technology Access Agreement Amendment, dated December 14, 2001, by and between Caliper and Amgen, Inc., amending Technology Access Agreement dated December 21, 1998.
10.42		Amendment No. 2 to Technology Access Agreement, dated December 18, 2001, by and between Caliper and Amgen, Inc., amending Technology Access Agreement dated December 21, 1998.
10.43	(14)	Technology Access and Applications Development Agreement Amendment, dated December 19, 2001, by and between Caliper and Millennium Pharmaceuticals, Inc., amending Technology Access and Applications Development Agreement dated March 24, 2000.
10.44		Amendment No. 2 to Technology Access and Applications Development Agreement, dated February 28, 2002, by and between Caliper and Millennium Pharmaceuticals, Inc., amending Technology Access and Applications Development Agreement dated March 24, 2000.
23.1		Consent of Ernst & Young LLP, independent auditors.
24.1		Power of Attorney (reference is made to the signature page of this report).

(1)	Previously filed as Exhibit 3.3 to our Registration Statement on Form S-1, as amended, File No. 333-88827, filed on October 12, 1999 and incorporated by reference herein.

(2)	Previously filed as Exhibit 3.4 to our Registration Statement on Form S-1, as amended, File No. 333-88827, filed on October 12, 1999 and incorporated by reference herein.

(3)	Previously filed as the like-numbered Exhibit to our Registration Statement on Form S-1, as amended, File No. 333-88827, filed on October 12, 1999 and incorporated by reference herein.

(4)	Management contract or compensatory plan or arrangement.

(5)	Confidential treatment has been granted for a portion of this exhibit.

(6)	Filed as the like-numbered exhibit to Annual Report of Form 10-K for the year ended December 31, 1999 and incorporated by reference herein.

(7)	Previously filed as Exhibit 10.26 to Form 10-Q for the quarterly period ended March 31, 2000 and incorporated by reference herein.

(8)	Previously filed as the like-numbered Exhibit to our Registration Statement on Form S-1, as amended, File No. 333-45942, filed on September 15, 2000, and incorporated by reference herein.

(9)	Previously filed as the like-numbered Exhibit to Form 10-K/A for the year ended December 31, 2000 and incorporated by reference herein.

(10)	Previously filed as the like-numbered Exhibit to Form 10-Q for the quarterly period ended March 31, 2001 and incorporated by reference herein.

(11)	Previously filed as the like-numbered Exhibit to Form 10-Q for the quarterly period ended September 30, 2001 and incorporated by reference herein.

(12)	Previously filed as Exhibit 99.1 to Current Report on Form 8-K filed December 19, 2001 and incorporated by reference herein.

(13)	Previously filed as Exhibit 99.1 to our Registration Statement on Form S-8, File No. 333-76636, filed January 11, 2002 and incorporated by reference herein.

(14)	Confidential treatment has been requested for a portion of this exhibit.

      (b) Reports on Form 8-K

      On December 19, 2001, we filed a Current Report reporting under Item 5 regarding our adoption of a shareholder rights plan.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 2002.

CALIPER TECHNOLOGIES CORP.

By:	/s/ DANIEL L. KISNER

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

Signatures	Title	Date

/s/ DANIEL L. KISNER Daniel L. Kisner, M.D.	President, Chief Executive Officer and Director (principal executive officer)	March 28, 2002

/s/ JAMES L. KNIGHTON James L. Knighton	Chief Financial Officer (principal financial officer)	March 28, 2002

/s/ ANTHONY HENDRICKSON Anthony Hendrickson	Corporate Controller (principal accounting officer)	March 28, 2002

/s/ DAVID V. MILLIGAN David V. Milligan, Ph.D.	Chairman of the Board of Directors	March 28, 2002

/s/ ANTHONY B. EVNIN Anthony B. Evnin, Ph.D.	Director	March 28, 2002

/s/ REGIS P. MCKENNA Regis P. McKenna	Director	March 28, 2002

/s/ ROBERT T. NELSEN Robert T. Nelsen	Director	March 28, 2002

CALIPER TECHNOLOGIES CORP.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Caliper Technologies Corp.

      We have audited the accompanying balance sheets of Caliper Technologies Corp. as of December 31, 2001 and 2000, and the related statements of operations, redeemable convertible preferred stock and stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Caliper Technologies Corp. at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP

Palo Alto, California

January  25, 2002

CALIPER TECHNOLOGIES CORP.

BALANCE SHEETS

	December 31,

	2001	2000

	(In thousands, except
	share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$10,655	$36,294
Marketable securities	155,521	155,405
Accounts receivable	1,130	2,991
Accounts receivable-related party	1,179	—
Inventories	3,411	2,206
Prepaid expenses and other current assets	2,311	1,237
Investment in Aclara common stock	4,563	—
Other receivable	26,949	1,033

Total current assets	205,719	199,166
Security deposits	3,200	3,000
Property and equipment, net	12,581	9,101
Notes receivable from officers	475	615
Other assets, net	568	632

Total assets	$222,543	$212,514

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,808	$2,960
Accrued compensation	3,135	1,946
Other accrued liabilities	357	1,351
Deferred revenue	3,082	3,763
Current portion of equipment financing	2,027	1,671

Total current liabilities	10,409	11,691
Noncurrent portion of equipment financing	3,749	3,534
Deferred revenue	221	194
Other noncurrent liabilities	1,600	638
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized in 2001 and 2000; no shares issued and outstanding in 2001 and 2000	—	—
Common stock, $0.001 par value; 70,000,000 shares authorized in 2001 and 2000; 24,200,097 and 23,688,455 shares issued and outstanding in 2001 and 2000, respectively	24	23
Additional paid-in capital	251,357	249,004
Deferred stock compensation	(2,232)	(4,772)
Accumulated deficit	(44,602)	(48,426)
Accumulated other comprehensive income	2,017	628

Total stockholders’ equity	206,564	196,457

	$222,543	$212,514

See accompanying notes.

CALIPER TECHNOLOGIES CORP.

STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2001	2000	1999

	(In thousands, except per share data)
Revenue:
Product revenue	$8,799	$3,201	$1,211
Product revenue — related party	3,912	—	—
License fees and contract revenue	16,877	15,363	10,876

Total revenue	29,588	18,564	12,087
Costs and expenses:
Cost of product revenue	4,784	2,519	921
Cost of product revenue — related party	2,103	—	—
Research and development	38,263	33,478	17,494
General and administrative	15,545	9,787	5,312
Amortization of deferred stock compensation(1)	2,540	4,545	3,885

Total costs and expenses	63,235	50,329	27,612

Operating loss	(33,647)	(31,765)	(15,525)
Interest income	12,335	8,088	1,564
Interest expense	(2,365)	(620)	(412)
Litigation settlement and reimbursement	27,500	13,274	—

Income (loss) before cumulative effect of a change in accounting principle	3,823	(11,023)	(14,373)
Cumulative effect of a change in accounting principle	—	(2,294)	—

Net income (loss)	3,823	(13,317)	(14,373)
Accretion on redeemable convertible preferred stock	—	—	(2,328)

Net income (loss) attributable to common stockholders	$3,823	$(13,317)	$(16,701)

Net income (loss) per share, basic:
Income (loss) before cumulative effect of a change in accounting principle	$0.16	$(0.50)	$(4.56)
Cumulative effect of a change in accounting principle	—	(0.11)	—

Net income (loss) per share, basic	$0.16	$(0.61)	$(4.56)

Shares used in computing net income (loss) per common share, basic	23,997	21,853	3,663
Net income (loss) per share, diluted:
Income (loss) before cumulative effect of a change in accounting principle	$0.15	$(0.50)	$(4.56)
Cumulative effect of a change in accounting principle	—	(0.11)	—

Net income (loss) per share, diluted	$0.15	$(0.61)	$(4.56)

Shares used in computing net income (loss) per share, diluted	25,634	21,853	3,663
Pro forma amounts assuming the change in accounting principle was applied retroactively (unaudited):
Net income (loss)		$(11,023)	$(14,267)
Net income (loss) per share, basic and diluted		$(0.50)	$(0.92)

Shares used in computing pro forma net income (loss) per share, basic and diluted			15,578

(1)	Amortization of deferred stock compensation related to the following:

Research and development	$610	$1,601	$1,094
General and administrative	1,930	2,944	2,791

Total	$2,540	$4,545	$3,885

See accompanying notes.

CALIPER TECHNOLOGIES CORP.

STATEMENT OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

			Stockholders Equity

	Redeemable
	Convertible		Convertible							Accumulated
	Preferred Stock		Preferred Stock		Common Stock		Additional	Deferred		Other	Total
							Paid-in	Stock	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Income/(Loss)	Equity

	(In thousands, except shares)
Balances at December 31, 1998	11,703,692	$48,716	829,142	$1	2,772,343	$3	$1,250	$(500)	$(18,408)	$—	$(17,654)
Net loss	—	—	—	—	—	—	—	—	(14,373)	—	(14,373)
Accretion on redeemable convertible preferred stock	—	2,328	—	—	—	—	—	—	(2,328)	—	(2,328)
Change in unrealized loss on available- for-sale securities	—	—	—	—	—	—	—	—	—	(133)	(133)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	(16,834)
Issuance of shares of common stock in the initial public offering, net of offering costs of $6,896.	—	—	—	—	5,175,000	5	75,899	—	—	—	75,904
Conversion of redeemable convertible preferred stock into common stock, in connection with the initial public offering	(11,703,692)	(51,044)	—	—	11,703,692	12	51,032	—	—	—	51,044
Conversion of convertible preferred stock into common stock, in connection with the initial public offering	—	—	(829,142)	(1)	829,142	1	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	—	—	512,624	—	274	—	—	—	274
Issuance of common stock for services	—	—	—	—	9,294	—	83	—	—	—	83
Deferred stock compensation	—	—	—	—	—	—	12,702	(12,702)	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	—	3,885	—	—	3,885
Warrants issuable in connection with milestone Achievement	—	—	—	—	—	—	568	—	—	—	568
Stock options issued to non-employees						—	593	—	—	—	593

Balances at December 31, 1999	—	—	—	—	21,002,095	21	142,401	(9,317)	(35,109)	(133)	97,863
Net loss	—	—	—	—	—	—	—	—	(13,317)	—	(13,317)
Change in unrealized gain on available- for-sale securities	—	—	—	—	—	—	—	—	—	761	761

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	(12,556)
Issuance of shares of common stock in a private placement offering, net of offering costs of $200	—	—	—	—	2,300,000	2	104,679	—	—	—	104,681
Issuance of common stock upon exercise of stock options and in connection with the employee stock purchase plan	—	—	—	—	306,154	—	1,463	—	—	—	1,463
Issuance of common stock upon exercise of warrants	—	—	—	—	72,514	—		—	—	—	—
Issuance of common stock for services	—	—	—	—	7,692	—	207	—	—	—	207
Amortization of deferred stock compensation	—	—	—	—	—	—	—	4,545	—	—	4,545
Stock options issued to non-employees	—	—	—	—	—	—	254	—	—	—	254

Balances at December 31, 2000	—	—	—	—	23,688,455	23	249,004	(4,772)	(48,426)	628	196,457
Net income (loss)	—	—	—	—	—	—	—	—	3,823	—	3,823
Change in unrealized gain on available- for-sale securities	—	—	—	—	—	—	—	—	—	1,389	1,389

Comprehensive income	—	—	—	—	—	—	—	—	—	—	5,212
Issuance of common stock upon exercise of stock options and in connection with the employee stock purchase plan	—	—	—	—	511,642	1	2,273	—	—	—	2,272
Amortization of deferred stock compensation	—	—	—	—	—	—	—	2,540	—	—	2,540
Stock options issued to non-employees	—	—	—	—	—	—	80	—	—	—	80

Balances at December 31, 2001	—	$—	—	$—	24,200,097	$24	$251,357	$(2,232)	$(44,602)	$2,017	$206,564

See accompanying notes.

CALIPER TECHNOLOGIES CORP.

STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2001	2000	1999

	(In thousands)
Operating activities
Net income (loss)	$3,823	$(13,317)	$(14,373)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on settlement of litigation and non cash license revenue	(32,500)	—	—
Cumulative effect of a change in accounting principle	—	2,294	—
Depreciation and amortization	3,693	2,155	1,325
Amortization of deferred stock compensation	2,540	4,545	3,885
Issuance of common and preferred stock for services	—	207	83
Stock options issued to non-employees	80	254	593
Changes in operating assets and liabilities:
Accounts receivable and other receivable	1,715	(2,969)	27
Inventories	(1,205)	(1,919)	(287)
Prepaid expenses and other current assets	(86)	(483)	(154)
Security deposits and other assets	(134)	(3,182)	—
Notes receivable from officers	140	10	(425)
Accounts payable and other accrued liabilities	(2,146)	1,979	1,611
Accrued compensation	1,189	864	650
Deferred revenue	(654)	(547)	1,584
Other noncurrent liabilities	962	403	235

Net cash used in operating activities	(22,583)	(9,706)	(5,246)

Investing activities
Purchases of marketable securities	(188,539)	(184,078)	(52,380)
Proceeds from sales of marketable securities	104,829	32,910	9,199
Proceeds from maturities of marketable securities	84,983	51,968	13,498
Purchases of property and equipment	(7,173)	(5,794)	(3,871)

Net cash used in investing activities	(5,900)	(104,994)	(33,554)

Financing activities
Proceeds from equipment financing	2,531	1,745	3,419
Payments of obligations under equipment financing	(1,960)	(1,665)	(1,183)
Proceeds from issuance of common and preferred stock	2,273	106,142	76,178

Net cash provided by financing activities	2,844	106,222	78,414

Net increase (decrease) in cash and cash equivalents	(25,639)	(8,478)	39,614
Cash and cash equivalents at beginning of year	36,294	44,772	5,158

Cash and cash equivalents at end of year	$10,655	$36,294	$44,772

Supplemental disclosure of cash flow information
Interest paid	$629	$620	$412

Schedule of noncash transactions
Issuance of warrants	$—	$—	$568

Deferred stock compensation	$—	$—	$12,702

Supplemental disclosure of significant noncash investing activities
Other receivable	26,949	—	—
Investment in Aclara common stock	4,563	—	—
Other assets	988	—	—

See accompanying notes.

CALIPER TECHNOLOGIES CORP.

NOTES TO FINANCIAL STATEMENTS

1.     Organization and Basis of Presentation

      Caliper Technologies Corp. (“Caliper”) was incorporated in the state of Delaware on July 26, 1995. Caliper develops lab-on-a-chip technologies and manufactures LabChip and high throughput systems. These systems perform laboratory experiments for use in the pharmaceutical industry and other industries.

     Initial Public Offering

      In December 1999, Caliper completed an initial public offering of 4,500,000 shares of its common stock to the public, at a per share price of $16.00. In conjunction with the initial public offering, Caliper’s underwriters exercised an option to purchase an additional 675,000 shares of common stock at a price of $16.00 per share to cover over-allotments. Caliper received net proceeds from the offering of approximately $75.9 million. Upon the closing of the initial public offering, each of the outstanding 11,703,692 shares of redeemable convertible preferred stock and 829,142 shares of convertible preferred stock was automatically converted into one share of common stock.

     Stock Split

      In October 1999, Caliper’s board of directors approved a 1-for-1.56 reverse stock split. The reverse stock split became effective in December 1999. The accompanying financial statements have been adjusted retroactively to reflect the reverse split of all outstanding common and convertible preferred stock.

     Financial Statement Presentation

      The financial statements of Caliper include all the accounts of the company, as Caliper does not have any other majority or minority-owned subsidiaries that are controlled by Caliper. Affiliates that are 20 percent to 50 percent owned are generally accounted for using the equity method with all accounts and transactions disclosed as related party transactions. Intercompany accounts and transactions have been eliminated in consolidation. The financial statements of Caliper for the years ended December 31, 2001, 2000 and 1999, reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows. Such adjustments include those of a normal, recurring nature and those related to the transition of Caliper’s Technology Access Program to commercially available products and services as described below.

2.     Summary of Significant Accounting Policies

     Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Cash Equivalents and Marketable Securities

      Caliper considers all highly liquid investments with maturities of three months or less from the date of purchase to be cash equivalents. Management determines the appropriate classification of its investment securities at the time of purchase and reevaluates such determination as of each balance sheet date. Management has classified Caliper’s marketable securities as available-for-sale securities in the accompanying financial statements. Available-for-sale securities are carried at fair value based on quoted market prices, with unrealized gains and losses reported in a separate component of stockholders’ equity. Realized gains and losses are included in interest income. The cost of securities sold is based on the specific identification method.

CALIPER TECHNOLOGIES CORP.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      Caliper invests its excess cash in U.S. government and agency securities, debt instruments of financial institutions and corporations, and money market funds with strong credit ratings. Caliper has established guidelines regarding diversification of its investments and their maturities should maintain safety and liquidity.

      Caliper does not generally invest in the common stock of corporations, partnerships or special purpose entities. As of December 31, 2001, however, Caliper had investments in common stock totaling $4.6 million from investments in Aclara Biosciences Inc. and Amphora Discovery Corp. As a result of a settlement agreement between the Aclara Biosciences Inc and Caliper entered into in January 2001, Caliper has an investment of 900,000 shares in Aclara Bioscience Inc. common stock. The common stock is restricted from being sold for a period of 18 months that will expire in August 2002. Caliper anticipates selling the 900,000 shares of Aclara’s common stock beginning in August 2002 in accordance with the terms of the settlement agreement. Also, in September of 2001, Caliper completed the spin out of a new company, Amphora Discovery Corp., through the private placement of securities with third party investors that reduced Caliper’s ownership interest to 28 percent. See Note 10 to the financial statements for further discussions.

     Customer and Accounts Receivable

      Customer and accounts receivable are stated at amounts owed to the company. No collateral is required on these receivables. Caliper has historically not experienced significant credit losses in connection with its customer receivables. Accounts receivable at December 31, 2001 was $2.3 million all of which were current and due in less than 35 days. Of this $2.3 million, Amphora, a related party, had a customer account balance of $1.2 million related to the purchase of Caliper 250 High Throughput Systems in December 2001. Caliper has only one international customer and requires all their purchases to be denominated and paid in U.S. dollars. Caliper has made no provision for the uncollectability of its accounts receivable as it only began to commercially sell its products in September 2001. Caliper will continue to analyze accounts receivable, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in its customer payment terms when evaluating the necessity and or adequacy in future periods for an allowance for doubtful accounts.

     Inventories

      Inventory consists primarily of glass, quartz and reagents used in the manufacture Caliper’s chips as well as electronic components, devices and accessories from original equipment manufacturers used in the manufacture of Caliper’s microfluidic instruments. Inventories are stated at the lower of standard cost (which approximates actual cost) or market. Caliper has made no provision for obsolete or slow moving inventory as Caliper’s products have only begun to be commercially sold. Caliper may in future periods, based on assumptions of customer demands and market conditions, find it necessary to record reserves for excess and obsolete inventory.

	December 31,	December 31,
	2001	2000

Raw material	$1,952	$2,018
Work-in-process	657	151
Finished goods	802	37

Total	$3,411	$2,206

     Property and Equipment

      Additions to property and equipment are recorded at cost. Major replacements and improvements are capitalized while general repairs and maintenance are expensed as incurred. Depreciation commences once the assets have been placed in service and is computed using the straight-line method over the shorter of the

CALIPER TECHNOLOGIES CORP.

NOTES TO FINANCIAL STATEMENTS — (Continued)

financing period or the estimated useful lives of the assets, which primarily range from four to seven years. Furniture and equipment acquired under equipment financing is amortized over the shorter of the useful lives or the financing period, generally four years. Leasehold improvements are amortized over the shorter of the estimated useful life of the assets or lease term, generally four to seven years.

     Long-lived Assets

      Caliper will periodically evaluate the carrying value of its long-lived assets. Caliper records impairment losses on long-lived assets used in operations when events and circumstances indicate that assets may be impaired. As of December 31, 2001 and 2000, there has been no indication of any such impairment.

     Revenue Recognition

      Revenue is earned from Caliper’s collaboration agreement, Technology Access Program agreements, LabChip High Throughput Screening System, Automated Microfluidics Systems 90, Applications Developer Program, chips, licensing and royalty agreements and government grants.

Collaboration Agreement

      Revenue from development and support activities under Caliper’s collaboration agreement is recorded in the period in which the costs are incurred. Direct costs associated with this contract are reported as research and development expense. Revenue related to the reimbursement of costs for the supply of chips and reagents to Caliper’s collaboration partner is recognized upon shipment. Caliper’s share of gross margin on components of the LabChip system sold by the collaboration partner is recognized as revenue upon shipment by the collaboration partner to the end user.

Technology Access Program Agreements

      Caliper has entered into a number of multi-year Technology Access Program agreements that include: (1) access to existing technology; (2) a multi-year subscription for technology developed during the subscription period; (3) development and support services; and (4) access to prototype LabChip systems developed during the subscription period. Caliper allocates the total arrangement fees to each element based on fair value. Fair value is based on renewal rates for subscriptions, prices established by Caliper’s management having the relevant authority for development and support services and the price at which a program participant has the ability to purchase unspecified quantities of a specific prototype product.

      Prior to January 1, 2000, Caliper recognized non-refundable license fees under its Technology Access Programs as revenues upon transfer of the license to third parties and when no further performance obligations existed. Effective January 1, 2000, Caliper changed its method of accounting for non-refundable license fees to recognize such fees ratably over the term of the committed related Technology Access Program agreement. Caliper believes the change in accounting principle is preferable based on guidance provided in SEC Staff Accounting Bulletin No. 101 — Revenue Recognition in Financial Statements. Caliper further believes that the change is preferable as it is possible that Technology Access Program participants would not pay the non-refundable license fees without Caliper’s continuing involvement in the subscription period, in providing support services, and in making prototype products available for purchase during the subscription period. The $2.3 million cumulative effect of the change in accounting principle was reported as a charge in the period ended March 31, 2000. The cumulative effect was initially recorded as deferred revenue and is being recognized as revenue over the remaining contractual terms of the Technology Access Program agreements. During the year ended December 31, 2001, Caliper recorded $800,000 ($0.03 per share) of the related deferred revenue as revenue. During the year ended December 31, 2000, the impact of the change in accounting was to increase net loss by $1.250 million, or $(0.06) per share, comprised of the $2.3 million cumulative effect of the change as described above ($0.11 per share), less $1.3 million of the related deferred

CALIPER TECHNOLOGIES CORP.

NOTES TO FINANCIAL STATEMENTS — (Continued)

revenue which was recognized as revenue during the year ended December 31, 2000 ($0.06 per share) and $250,000 ($0.01 per share) recorded as deferred revenue as of December 31, 2000 that would have been recognized as revenue had SAB 101 not been adopted. The remaining $194,000 of the related deferred revenue will be recognized as revenue in 2002.

      Product revenue is recognized upon transfer of title to the customer. Subscription fees are recognized ratably over the subscription period. When payment of the subscription fee is contingent upon reaching a milestone, revenue is deferred until the milestone is met. Support and development services revenue is recognized in the periods the costs are incurred. After December 2001 when the last Technology Access Program agreement was amended, there will be no further technology access fees or subscription fees recognized with products and services purchased by former Technology Access Program customers after December 2001 recognized upon shipment and transfer of title to the product to the customer or when the assay development service has been provided by Caliper. Under the amended agreements with our Technology Access Program customers, Caliper agreed to convert technology access and subscription fees still outstanding and available towards the purchase of products and services that can be utilized by the customer no later than December 2002.

LabChip High Throughput Screening System, Automated Microfluidics Systems 90 and Applications Developer Program

      Product revenue is recognized upon the transfer of title to customers and is recorded net of discounts, rebates and allowances. Service revenue is recognized ratably over the service term. Customers are able to purchase instruments, chips, support services and custom solutions directly from Caliper, and they will be charged on a data point pricing basis for their usage of chips. We will offer discounts based on the volume of products and services purchased. Caliper publishes a catalog of our commercially available chips and high throughput system products and the prices for each product configuration. Caliper provides a one-year limited warranty on the HTS systems and a 90-day warranty on chips for customers. After the warranty period has expired, customers may purchase annual maintenance contracts from Caliper that entitles them to continued system upgrades and operational support. Caliper also provides custom chip design services to develop new microfluidic applications or expand existing applications. Caliper has made no provision for sales returns and other allowances as it only began to commercially sell its products in September 2001. Management will continue to analyze historical returns, current economic trends, and changes in customer demand and acceptance of Caliper’s products when evaluating the necessity and or adequacy in future periods for a sales returns and other sales allowance.

Licensing and Royalty

      Revenue from Caliper’s up-front license fees is recognized when the earnings process is complete and no further obligations exist. If further obligations exist, the up-front license fee is recognized ratably over the obligation period. Royalties from licenses are based on third-party sales and recorded as earned in accordance with contract terms, when third-party results are reliably measured and collectibility is assured.

Government Grants

      Caliper’s grant from the National Institute of Standards and Technology provides for the reimbursement of qualified expenses for research and development as defined under the terms of the grant agreement. Revenue under grant agreements is recognized when the related research expenses are incurred. The grant from the National Institute of Standards and Technology was completed in December 2001, and no revenues will be recognized after 2001.

CALIPER TECHNOLOGIES CORP.

NOTES TO FINANCIAL STATEMENTS — (Continued)

     Segment Reporting

      Caliper operates solely in one segment, principally sourced in the United States. Caliper has only one international customer who represented 2% of its total revenues in 2001 with no sales international sales in prior years. As of December 31, 2001 and 2000, substantially all Caliper’s assets are located in the United States.

     Research and Development

      Caliper expenses research and development costs as incurred. Research and development costs consist primarily of salaries and related personnel costs, fees paid to consultants and outside service providers for chip development, material cost of prototypes and test units, legal expenses resulting from intellectual property prosecution and litigation, and other expenses related to the design, development, testing and enhancement of our products.

     Warranty Expense

      Caliper offers a one-year limited warranty on the HTS systems and a 90-day warranty on chips, which is included in the sales price of many of its products. Provision is made for estimated future warranty costs at the time of sale. As the majority of Caliper’s HTS system parts are from original equipment manufacturers which provide one-year warranties already on these parts, Caliper has a warranty provision of $85,000 as of December 31, 2001 based on the limited service cost to travel to the customer and maintain Caliper’s products under warranty. As Caliper’s products have only been commercially available since September 2001, management will analyze evolving costs and customer trends when evaluating the adequacy of the warranty expense provisions in future periods. No warranty expense was incurred in previous years.

     Advertising Expense

      Caliper expenses costs of advertising as incurred. Advertising costs were $631,000 for the year ending December 31, 2001 as compared to $133,000 in 2000 and no advertising expense in 1999.

     Risk Management

      Caliper has purchased commercial insurance to cover its estimated future legal costs and settlements related to workers’ compensation, product, general, auto and operations liability claims. Caliper’s management decides the amount of insurance coverage to purchase from unaffiliated companies and the appropriate amount of risk coverage based on the cost and availability of insurance and the likelihood of a loss. Management believes that the levels of risk that Caliper has provided insurance coverage for are consistent with those of other companies in its industry. There can be no assurance that Caliper will not incur losses beyond the limits, or outside the coverage, of its insurance.

     Credit and Other Risks

      The Company invests excess cash in securities that the Company believes bear minimal risk. These investments are of a short-term nature and include investments in auction rate preferred securities, commercial paper and government and corporate debt securities. The Company has not experienced any losses due to institutional failure or bankruptcy.

      The Company’s products include certain equipment that are currently single-sourced. The Company believes that other vendors would be able to provide similar equipment, however, the qualification of such vendors may require start-up time. In order to mitigate any adverse impacts from a disruption of supply, the Company attempts to maintain an adequate supply of critical single-sourced equipment.

CALIPER TECHNOLOGIES CORP.

NOTES TO FINANCIAL STATEMENTS — (Continued)

     Derivative and Hedging Activities Accounting Policy for Derivative Instruments

      Effective January 1, 2001, Caliper adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. In connection with the adoption of SFAS No. 133, Caliper recognizes derivative financial instruments in the financial statements at fair value regardless of the purpose or intent for holding the instrument. Changes in the fair value of derivative financial instruments are either recognized periodically in income or in stockholders equity as a component of comprehensive income (loss) depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it is designated as a fair value hedge or cash flow hedge. For derivative instruments that are designated and qualify as fair value hedge (i.e., hedging the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk), the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings during the period of the change in fair values. For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and is reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in current earnings during the period of change. Hedge effectiveness is assessed on a quarterly basis.

      As discussed in Note 12, Caliper has entered into a settlement agreement with Aclara Biosciences. The terms of the agreement provide that if Caliper sells any of the 900,000 shares of Aclara’s common stock received in the settlement between 18 and 24 months from the effective date of the settlement agreement, and the then fair value of Aclara’s stock is less than $36.11 per share, Aclara will pay Caliper in cash a dollar amount equal to the difference between the aggregate fair value of the Aclara stock at the date the shares are disposed and $32.5 million. If the then fair value of the Aclara stock is greater than $36.11 per share, Caliper will receive no additional consideration from Aclara. Caliper is restricted from selling its shares of Aclara for 18 months following the effective date of the settlement agreement. If Caliper sells its shares of Aclara stock at any time after 24 months from the effective date of the settlement agreement, Aclara will have no obligation to provide any additional consideration to Caliper. As discussed in Note 12, Aclara has executed a fully-funded $32.5 million standby letter of credit in favor of Caliper to secure its performance under this obligation. In effect, Aclara has guaranteed the aggregate settlement amount of $32.5 million, so long as Caliper sells its Aclara stock within a specified period of time.

      Caliper has accounted for this arrangement by initially recording $4.3 million in Aclara stock at fair market value, with a note receivable with a corresponding face value of $28.2 million including other receivable for the fully funded letter of credit which was reduced by the initial fair value ($2.7 million) of an embedded derivative. The embedded derivative has been designated as a fair value hedge of the Aclara stock.

      The mark-to-market change in the fair value of the Aclara stock is recorded in earnings in the other income or expense line on the statement of operations and is offset by the gains or losses in the fair value of the derivative reported in the same other income or expense line. The ineffective portion of the embedded derivative is also recorded in the other income or expense line on the statement of operations. As of December 31, 2001, the balances in Aclara stock and the note receivable were $4.6 million and $26.9 million respectively.

     Comprehensive Income (Loss)

      Caliper has adopted Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income”. The only component of comprehensive income (loss) is unrealized gains and losses on available-for-

CALIPER TECHNOLOGIES CORP.

NOTES TO FINANCIAL STATEMENTS — (Continued)

sale securities. Comprehensive income (loss) has been disclosed in the Statement of Redeemable Convertible Preferred Stock and Stockholders’ Equity.

     Stock-Based Compensation

      Caliper accounts for its stock options and equity awards in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and has elected to follow the “disclosure only” alternative prescribed by Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123). Caliper accounts for stock options issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force 96-18. For the year ended December 31, 2001, compensation expense related to stock options issued to non-employees was $80,000 as compared to $254,000 for the year ended December 31, 2000 and $593,000 for the year ended December 31, 1999.

     Net Income (Loss) Per Share

      Basic earnings per share is calculated based on the weighted-average number of common shares outstanding during the period. Diluted earnings per share would give effect to the dilutive effect of common stock equivalents consisting of stock options and warrants (calculated using the treasury stock method). Potentially dilutive securities have been excluded from the diluted earnings per share computations as they have an antidilutive effect due to Caliper’s net loss.

      Proforma net loss per share has been computed to give effect to the adoption of the SEC Staff Accounting Bulletin No. 101 — Revenue Recognition in Financial Statements — as a cumulative change in accounting principle effective January 1, 2000.

CALIPER TECHNOLOGIES CORP.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      A reconciliation of shares used in the calculations is as follows (in thousands except per share data):

	Years Ended December 31,

	2001	2000	1999

Net Income (loss):
Net income (loss) before cumulative effect of change in accounting principle and extraordinary items	$3,823	$(11,023)	$(14,373)
Cumulative effect of a change in accounting principle	—	(2,294)	—
Accretion on redeemable convertible preferred stock	—	—	(2,328)

Net income (loss) attributable to common stockholders for basic and dilutive computations	$3,823	$(13,317)	$(16,701)

Weighted-average shares of common stock outstanding	24,009	21,939	3,909
Less: weighted-average shares subject to repurchase	(12)	(86)	(246)

Weighted-average shares used in basic computations of net income (loss) per share	23,997	21,853	3,663

Weighted-average shares used in basic computations of net income (loss) per share	23,997	21,853	3,663
Dilutive stock options — based on the treasury stock method	1,601	—	—
Dilutive warrants — based on the treasury stock method	36	—	—

Weighted-average shares used in dilutive computations of net income (loss) per share	25,634	21,853	3,663

Net Income (loss) per share:
Basic:
From net income (loss) before cumulative effect of change in accounting principle and extraordinary items	$0.16	$(0.50)	$(0.92)
Cumulative effect of a change in accounting principle	—	(0.11)	—
Accretion on redeemable convertible preferred stock	—	—	—

Net income (loss) per share — basic	$0.16	$(0.61)	$(0.92)

Diluted:
From net income (loss) before cumulative effect of change in accounting principle and extraordinary items	$0.15	$(0.50)	$(0.92)
Cumulative effect of a change in accounting principle	—	(0.11)	—
Accretion on redeemable convertible preferred stock	—	—	—

Net income (loss) per share — diluted	$0.15	$(0.61)	$(0.92)

      The following outstanding options and warrants (prior to the application of the treasury stock method), and convertible preferred stock (on an as-converted basis) were excluded from the computation of diluted net loss per share as they had an antidilutive effect (in thousands):

	Years Ended December 31,

	2001	2000	1999

Options and warrants	2,403	3,082	2,497

Significant Concentrations

      Financial instruments that potentially subject Caliper to concentrations of credit risk primarily consist of cash equivalents and marketable securities (see Note 3).

CALIPER TECHNOLOGIES CORP.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      In 1999, Agilent Technologies represented 50% of total revenues and two of Caliper’s Technology Access Program customers accounted for 21% and 17% of total revenues. In 2000, Agilent Technologies represented 45% of total revenues and three of Caliper’s Technology Access Program customers accounted for 18%, 14% and 13% of total revenues. In 2001, Agilent Technologies represented 32% of total revenues and three of Caliper’s Technology Access Program customers accounted for 6%, 6% and 10% of total revenues. Also in 2001, Amphora Discovery Corp., a related party, accounted for 13% of total revenues.

      Caliper relies on several companies as the sole source of various materials in its manufacturing process. Any extended interruption in the supply of these materials could result in the failure to meet customer demand.

     Recent Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.” The statements eliminate the pooling-of-interests method of accounting for business combinations and require that goodwill and certain intangible assets not be amortized. Instead, these assets will be reviewed for impairment annually with any related losses recognized in earnings when incurred. The statements will be effective for Caliper as of January 1, 2002 for any existing goodwill and intangible assets and for business combinations initiated after June 30, 2001. The adoption of these statements as of January 1, 2002 is not expected to have a material impact on Caliper’s financial position, results of operations or cash flow.

      In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which is effective for fiscal years beginning after December 15, 2001. This statement supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, and replaces the provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of Segments of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of segments of a business. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. Impairment of goodwill is not included in the scope of SFAS No. 144 and will be treated in accordance with SFAS No. 142. Under SFAS No. 144, long-lived assets are measured at the lower of carrying amount or fair value less cost to sell. We are required to adopt this statement no later than January 1, 2002. Based on our current assessment, we do not expect the adoption of this statement to have a significant impact on our financial condition or results of operations.

CALIPER TECHNOLOGIES CORP.

NOTES TO FINANCIAL STATEMENTS — (Continued)

3.     Cash Equivalents and Marketable Securities

      The following is a summary of available-for-sale securities as of December 31, 2001:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Losses	Gains	Fair Value

	(In thousands)
Cash and money market funds	$10,655	$—	$—	$10,655
Bonds of the U.S. Government and its agencies	28,446	(37)	333	28,742
Commercial paper	125,058	(85)	1,806	126,779

	$164,159	$(122)	$2,139	$166,176

Reported as:
Cash equivalents	$10,655	$—	$—	$10,655
Short-term marketable securities	153,504	(122)	2,139	155,521

	$164,159	$(122)	$2,139	$166,176

      The following is a summary of the cost and estimated fair value of available-for-sale securities at December 31, 2001, by contractual maturity:

	Amortized	Estimated
	Cost	Fair Value

	(In thousands)
Mature in one year or less	$86,297	$86,879
Mature after one year through three years	77,862	79,297

Total	$164,159	$166,176

      The following is a summary of available-for-sale securities as of December 31, 2000:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Losses	Gains	Fair Value

	(In thousands)
Cash and money market funds	$28,769	$—	$—	$28,769
Bonds of the U.S. Government and its agencies	26,486	—	90	26,576
Commercial paper	135,816	(17)	555	136,354

	$191,071	$(17)	$645	$191,699

Reported as:
Cash equivalents	$36,294	$—	$—	$36,294
Short-term marketable securities	154,777	(17)	645	155,405

	$191,071	$(17)	$645	$191,699

      Gross realized gains and losses on sales of available for sale securities were immaterial.

4.     Notes Receivable

      As of December 31, 2001, Caliper held an aggregate of $475,000 in notes receivable from two officers of Caliper. The first note, with an initial principal of $200,000, bears annual interest at 6.61% commencing in January 2002, is collateralized by certain personal assets of the officer, and requires contractual periodic

CALIPER TECHNOLOGIES CORP.

NOTES TO FINANCIAL STATEMENTS — (Continued)

payments ending in 2006. As of December 31, 2001, $160,000 is outstanding under this note. The second note, with an initial principal amount of $500,000 bears annual interest at 5.96% and is repayable upon the earlier of; i) July 29, 2005, or ii) the voluntary termination of the officer’s employment with Caliper. This second note is subject to forgiveness by Caliper of principal and interest amounts based on performance reviews of the officer. As of December 31, 2001, $315,000 is outstanding under this note.

5.     Property and Equipment

      Property and equipment consists of the following:

	December 31,

	2001	2000

	(In thousands)
Machinery, equipment, and furniture	$17,101	$11,099
Leasehold improvements	3,498	2,327

	20,599	13,426
Accumulated depreciation and amortization	(8,018)	(4,325)

Property and equipment, net	$12,581	$9,101

      As of December 31, 2001 and 2000 property and equipment includes assets acquired under capital leases of approximately $9.0 million and $8.2 million respectively. Accumulated depreciation related to leased assets was approximately $4.7 million and $4.0 million at December 31, 2001 and 2000.

6.     Equipment Financing and Lease Commitments

      As of December 31, 2001, Caliper had $9.0 million of property and equipment financed through capital lease obligations and approximately $1.8 million unused and available under an equipment financing credit line. The obligations under the equipment financings are secured by the equipment financed, bear interest at a weighted-average fixed rate of approximately 12.2%, and are due in monthly installments through December 2004. Under the terms of one equipment financing agreement, ownership of the financed equipment may be purchased by Caliper at fair value at the end of the financing term. Other equipment financing agreements require a balloon payment at the end of each loan term.

CALIPER TECHNOLOGIES CORP.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      As of December 31, 2001, future minimum lease payments under operating and capital leases and principal payments on equipment loans are as follows:

		Capital Leases
	Operating	and
	Leases	Equipment Loans

	(In thousands)
Years ending December 31:
2002	$4,954	$2,027
2003	5,132	2,167
2004	5,290	1,355
2005	5,455	227
Thereafter	13,812	—

Total minimum lease and principal payments	$34,643	5,776

Amount representing interest		—

Present value of future payments		5,776
Current portion of equipment financing		(2,027)

Noncurrent portion of equipment financing		$3,749

      Through December 31, 2001, Caliper drew down $1.3 million of the $5.0 million equipment financing credit line which existed as of December 31, 2000 at a weighted-average interest rate of 11.5%. In July 2001, Caliper also entered into a $3.0 million financing agreement with a financial institution for the purchase of property and equipment which bears interest commensurate to the U.S. Treasury yield to maturity for a note with a forty-eight month maturity plus a loan margin. The drawdown period under the equipment financing credit line expires on June 30, 2002. As of December 31, 2001, Caliper drew down approximately $1.2 million under the new line at a weighted average interest rate of 11.6% and had $1.8 million remaining available under this arrangement.

      Rent expense relating to operating leases was approximately $3.9 million in 2001, $2.5 million in 2000, and $1.8 million in 1999.

      In December 1998, Caliper entered into a 10-year facility operating lease agreement. Caliper also entered into a sublease agreement pursuant to which it received a monthly amount of $18,000 from December 1998 through November 1999 and a monthly amount of $24,000 in December 1999 and January 2000. In June 2000, Caliper entered into an 8-year facility operating lease agreement and also entered into a sublease agreement with a third party for a monthly amount of $42,000 from September 2000 through June 2001. In June 2001, Caliper entered into an 7-year facility operating lease agreement and also entered into a sublease agreement with Amphora, a related party, for a monthly amount of $18,500 from September 2001 through August 2004 subject also to a 3% per annum increase. The annual increase is 4% for the first operating lease agreement and is 3% for the second and third agreement. In connection with these three facility leases, Caliper has a $3.2 million standby letter-of-credit arrangement with a bank expiring in year 2008. Caliper has pledged a certificate of deposit of $3.2 million as collateral on outstanding letters of credit related to Caliper’s operating lease agreements and is classified as security deposits on the balance sheet.

7.     Redeemable Convertible Preferred Stock and Stockholders’ Equity

     Private Placement

      In August 2000, Caliper completed a private placement of 2,300,000 shares of its common stock to selected institutional investors, at a per share price of $48.00. Caliper received aggregate gross proceeds from

CALIPER TECHNOLOGIES CORP.

NOTES TO FINANCIAL STATEMENTS — (Continued)

the offering of approximately $110.4 million before payment of placement agent fees and other expenses of approximately $5.5 million.

     Preferred Share Purchase Rights Plan

      In December 2001, the board of directors and stockholders of Caliper adopted a Preferred Share Purchase Rights Plan (“Rights Plan”) under which Caliper issued as a dividend certain rights to all holders of its common stock to acquire additional shares of common stock at a discount price under certain circumstances. The dividend of the Rights was made to holders of record of Caliper’s common stock as of January 8, 2002 and shares of common stock that are newly issued after this date will also carry Rights. The Rights Plan is to provide protection to stockholders from various unsolicited and abusive takeover tactics, including attempts to acquire control of Caliper at an inadequate price or treat all stockholders equally. Under the Rights Plan, each stockholder received one Right for each share of Caliper’s outstanding common stock held by the stockholder. Each Right will entitle the holder to purchase one one-hundredth of a share of newly designated Series A Junior Participating Preferred Stock of Caliper at an initial exercise price of $100. Initially, the Rights are not detachable from Caliper’s common stock and are not exercisable. Subject to certain exceptions, they become immediately exercisable after any person or group (an “Acquiring Person”) acquires beneficial ownership of 15% or more of Caliper’s common stock or 10 business days (or such date as the board of directors may determine) after any person or entity announces a tender or exchange offer that would result in a 15% or greater beneficial ownership level. At no time will the Rights have any voting power. If the Rights become exercisable and a buyer becomes an Acquiring Person, all Rights holders, except the Acquiring Person, will be entitled to purchase, for each Right held, $200 worth of Caliper’s common stock for $100. Caliper’s board of directors may amend or terminate the Rights Plan at any time or redeem the rights prior to the time a person acquires more than 15% of Caliper’s common stock. Issuance of the Rights will not affect the financial position of Caliper or interfere with its business plans. Issuance of the Rights will not affect reported earnings per share and will not be taxable to Caliper or Caliper’s stockholder except under certain circumstance if the Rights become exercisable.

     Convertible Preferred Stock

      During 1999, Caliper recorded $2.3 million for accretions up to the date of initial public offering. Upon the closing of the initial public offering, each of the outstanding 11,703,692 shares of redeemable convertible preferred stock and 829,142 shares of convertible preferred stock was automatically converted into one share of common stock.

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

CALIPER TECHNOLOGIES CORP.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      No amounts have been recorded by Caliper for the above warrant issuances, as the amounts were determined to be immaterial at the time of issuance.

      In August 1995, Caliper executed an agreement which called for the issue of two warrants, upon achievement of a certain patent milestone, to purchase a total of 38,460 shares of common stock at an exercise price of $1.22 per share. This patent milestone was met in December 1999, and the two warrants were issued in February 2000. These warrants will expire in January 2006. The fair value of the warrants was capitalized in 1999 and is being amortized over 5 years. One of these warrants is exercisable through January 17, 2006. In July 2000, one of these warrants was exercised under a net exercise provision and 18,729 shares of common stock were issued. There were no exercises in 2001.

     Common Stock Subject to Repurchase

      Common stock issued to founders of Caliper vest generally over five years at 20% one year from the date of grant and on a monthly, pro rata basis thereafter. At December 31, 2001, 4,273 shares are unvested and remain subject to repurchase at the original issuance price in the event of termination of employment or services to Caliper. Caliper has not repurchased any shares in accordance with these rights.

     Stock Option Plans

      In December 2001, Caliper’s board of directors adopted the 2001 Non-Statutory Stock Option Plan (“2001 Non-Statutory Plan”). A total of 500,000 shares of common stock has been reserved for issuance under this plan. Caliper issued 230,400 shares under the 2001 Non-Statutory Plan in the year 2001 at a weighted average price of $12.24. Options under the 2001 Non-Statutory Plan cannot be issued to Caliper’s current officers and directors.

      In October 1999, Caliper’s board of directors and stockholders adopted the 1999 Equity Incentive Plan (“1999 Equity Plan”). The 1999 Equity Plan amended and restated the 1996 Stock Incentive Plan and increased the shares reserved for issuance to 4 million. In addition, the 1999 Equity Plan provides for an automatic increase in the shares reserved for issuance by the greater of 5% of outstanding shares on a fully-diluted basis or the number of shares that have been made subject to awards granted under the 1999 Equity Plan during the prior 12-month period. The automatic share reserve increase may not exceed 12,820,000 shares in aggregate over the 10-year period. In June 2001 and 2000, an additional 1,350,058 shares and 1,439,198 shares of common stock, respectively, became issuable under this plan.

      In October 1999, Caliper’s board of directors and stockholders adopted the 1999 Non-Employee Directors’ Stock Option Plan (“1999 Directors’ Plan”) which provides for the automatic grant of options to non-employee directors. A total of 200,000 shares of common stock has been reserved for issuance under this plan. The number of shares reserved for issuance will automatically increase by the greater of 0.3% of outstanding shares on a fully-diluted basis or the number of shares subject to options granted under the 1999 Directors’ Plan during the prior 12-month period. In June 2001 and 2000, an additional 77,017 shares and 69,496 shares of common stock, respectively, became issuable under this plan.

      On August 31, 1996, Caliper’s board of directors and stockholders adopted the 1996 Stock Incentive Plan (the “1996 Stock Plan”). This plan supersedes the 1996 Equity Incentive Plan and provides for the issuance of common stock and the granting of options to purchase common stock to employees, officers, directors, and consultants of Caliper. Caliper granted shares of common stock for issuance under the 1996 Stock Plan at no less than the fair value of the stock (no less than 85% of fair value for nonqualified options). Options granted under the 1996 Stock Plan generally vest over 5 years at a rate of 20% one year from the grant date and 1/60 monthly thereafter. Options canceled under the 1996 Equity Incentive Plan are not available for future grants.

CALIPER TECHNOLOGIES CORP.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      A summary of activity under the plans is as follows:

		Options Outstanding		Weighted-
				Average
	Options	Number of		Exercise
	Available	Options	Exercise Price	Price

Balance at December 31, 1998	1,505,048	1,066,007	$ 0.06 - $ 0.9	7 $	0.59
Authorized	1,474,109	—	—		—
Granted	(1,728,454)	1,728,454	$ 0.97 - $ 14.0	0 $	2.88
Exercised	—	(389,638)	$ 0.06 - $ 0.9	7 $	0.59
Canceled	20,839	(20,839)	$ 0.62 - $ 0.9	7 $	0.70

Balance at December 31, 1999	1,271,542	2,383,984	$ 0.06 - $ 14.0	0 $	2.25
Authorized	1,508,694	—	—		—
Awards	(6,250)	—	—		—
Granted	(916,681)	916,681	$24.13 - $162.00		$59.67
Exercised	—	(230,703)	$ 0.06 - $ 14.0	0 $	1.05
Canceled	23,513	(27,060)	$ 0.06 - $ 77.0	0 $	3.26

Balance at December 31, 2000	1,880,818	3,042,902	$ 0.06 - $162.00		$19.63
Authorized	1,927,075	—	—		—
Awards	—	—	—		—
Granted	(2,625,293)	2,625,293	$ 9.25 - $ 47.0	0 $	21.51
Exercised	—	(398,761)	$ 0.06 - $ 14.0	0 $	2.08
Canceled	381,395	(381,395)	$ 0.47 - $106.00		$33.70

Balance at December 31, 2001	1,563,995	4,888,039	$ 0.06 - $162.00		$20.95

      Caliper granted nonqualified options of 1,402,344, 391,841 and 303,845 for the years ended December 31, 2001, 2000, and 1999, respectively.

      The weighted-average fair value of options granted during 2001, 2000, and 1999 was $21.01, $47.60, and $0.73, respectively.

CALIPER TECHNOLOGIES CORP.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      The following table summarizes information with respect to stock options outstanding at December 31, 2001:

	Options Exercisable
				Options Outstanding
		Weighted
		Average	Weighted	Number	Weighted
	Number	Remaining	Average	of	Average Exercise
Range of Exercise Price	of Shares	Contractual Life	Exercise Price	Shares	Price

$ 0.06 - $ 0.06	22,120	4.3	$0.06	22,120	$0.06
$ 0.11 - $ 0.11	1,923	0.2	$0.11	1,923	$0.11
$ 0.47 - $ 0.62	177,877	5.5	$0.56	128,064	$0.54
$ 0.97 - $ 0.97	888,875	7.1	$0.97	399,264	$0.97
$ 3.12 - $ 3.12	477,893	7.7	$3.12	178,522	$3.12
$ 9.25 - $ 13.71	715,366	9.8	$11.63	9,286	$12.99
$ 14.00 - $ 20.62	965,353	9.5	$15.33	66,462	$14.68
$ 21.05 - $ 31.13	325,488	9.0	$26.53	48,972	$28.57
$ 32.19 - $ 47.00	775,844	9.0	$36.21	40,944	$41.06
$ 49.63 - $ 65.63	238,750	8.5	$57.02	102,647	$57.50
$ 77.00 - $102.00	284,600	8.0	$78.20	127,235	$78.18
$130.00 - $162.00	13,950	8.1	$154.77	6,393	$154.78

$ 0.06 - $162.00	4,888,039	8.5	$20.53	1,131,832	$19.46

     Employee Stock Purchase Plan

      In October 1999, the board of directors and stockholders adopted the 1999 Employee Stock Purchase Plan (“1999 Purchase Plan”). A total of 300,000 shares of common stock has been reserved for issuance under the 1999 Purchase Plan. The number of shares reserved automatically increases by the greater of 0.5% of outstanding shares on a fully-diluted basis or the number of shares issued under the 1999 Purchase Plan during the prior 12 -month period. The automatic share reserve increase may not exceed 3 million shares in aggregate over the 10 -year period. The 1999 Purchase Plan permits eligible employees to acquire shares of Caliper’s common stock through payroll deductions of up to 10% of their gross earnings. No employee may participate in the 1999 Purchase Plan if immediately after the grant the employee has voting power over 5% or more of the outstanding capital stock. Under the 1999 Purchase Plan, the board may specify offerings of up to 27 months. Unless the board determines otherwise, common stock may be purchased at the lower of 85% of the fair market value of Caliper’s common stock on the first day of the offering or 85% of the fair market value of Caliper’s common stock on the purchase date. The initial offering period began on the effective date of the initial public offering. Caliper issued 69,201 shares under the 1999 Purchase Plan in the year 2000 at a weighted average price of $14.27. Caliper issued 112,881 shares under the 1999 Purchase Plan in the year 2001 at a weighted average price of $12.51. In June 2001 and 2000, an additional 128,361 shares and 115,827 shares, respectively, of common stock became issuable under the 1999 Purchase Plan. As of December 31, 2001, 362,106 shares remain available for future issuance.

     Stock Based Compensation

      Pro forma information regarding net loss and net loss per share is required by SFAS 123, and has been determined as if Caliper had accounted for its employee stock options under the fair-value method of that Statement. The fair value of these options was estimated at the date of grant using the Black-Scholes method and the following assumptions for 1999: volatility of 0.01, risk-free interest rate of 6%, an expected life of five years and no dividends. The assumptions used for 2000 were: volatility of 120%, risk-free interest rate of

CALIPER TECHNOLOGIES CORP.

NOTES TO FINANCIAL STATEMENTS — (Continued)

6.28%, an expected life of four years, and no dividends. The assumptions used for 2001 were: volatility of 112%, risk-free interest rate of 4.33%, an expected life of four years, and no dividends. The following assumptions were used for the 1999 Purchase Plan: volatility of 112%, risk-free interest rate of 4.50%, an expected life of seven months, and no dividends.

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options using the graded vesting method. Caliper’s pro forma information is as follows:

	Years Ended December 31,

	2001	2000	1999

	(In thousands, except per share data)
Net income (loss) attributable to common stockholders:
As reported	$3,823	$(13,317)	$(16,701)
Pro forma	$(12,501)	$(21,991)	$(17,319)
Net income (loss) per share:
As reported:
Basic	$0.16	$(0.61)	$(4.56)
Diluted	$0.15	$(0.61)	$(4.56)
Pro forma:
Basic	$(0.52)	$(1.01)	$(4.73)
Diluted	$(0.52)	$(1.01)	$(4.73)

      The effects of applying SFAS 123 for pro forma disclosures are not likely to be representative of the effects on reported net loss for future years.

      Caliper has recorded deferred stock compensation of approximately $12.7 million for the year ended December 31, 1999, representing the difference between the exercise price of the options granted and the deemed fair value of the common stock. These amounts are being amortized by charges to operations over the vesting periods of the individual stock options using the graded vesting method. Such amortization expense amounted to approximately $2.5 million, $4.5 million and $3.9 million for the years ended December 31, 2001, December 31, 2000 and December 31, 1999, respectively.

     Reserved Stock

      As of December 31, 2001, Caliper had reserved shares of common stock for future issuance as follows:

Stock options	6,105,516
Warrants	38,460
1999 Employee Stock Purchase Plan	362,106
1999 Directors’ Plan	346,513

6,852,595

8.     Income Taxes

      Caliper has no provision for U.S. federal or state income taxes for any period as it has incurred operating losses.

      As of December 31, 2001, Caliper had federal and California net operating loss carryforwards of approximately $27.6 million and $2.5 million. Caliper also had federal and state research and development tax credit carryforwards of approximately $1.9 million and $1.7 million, respectively. The federal net operating

CALIPER TECHNOLOGIES CORP.

NOTES TO FINANCIAL STATEMENTS — (Continued)

loss and credit carryforwards will expire at various dates beginning in the year 2009 through 2021, if not utilized. The state of California net operating losses will begin to expire in year 2003, if not utilized.

      Utilization of the federal and state net operating losses and credits may be subject to a substantial limitation due to the change in ownership provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

	Year Ended
	December 31,

	2001	2000

	(In thousands)
U.S. federal taxes (benefit):
At statutory rate	$1,300	$(4,528)
Federal alternative minimum taxes	—	—
State	—	—
Foreign	—	—
Permanent differences;
Amortization of Deferred Compensation	864	1,545
Other	106	13
Unutilized (utilized) net operating losses	(2,270)	2,970

Total	$—	$—

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets for financial reporting purposes and the amounts used for income tax purposes. Significant components of Caliper’s deferred tax assets for federal and state income taxes are as follows:

	December 31,

	2001	2000

	(In thousands)
Net operating loss carryforwards	$9,500	$10,900
Research credit carryforwards	3,040	1,350
Capitalized research and development	1,477	1,658
Other, net	1,810	2,790

Net deferred tax assets	15,827	16,698
Valuation allowance	(15,827)	(16,698)

Total	$—	$—

      Because of Caliper’s lack of earnings history, the deferred tax assets have been fully offset by a valuation allowance. The valuation allowance decreased by $871,000 and increased $6.2 million and $4.2 million during the years ended December 31, 2001, 2000 and 1999, respectively.

9.     Contracts and Grants

Strategic Alliance with Agilent

      In May 1998, Caliper executed a collaboration agreement with Hewlett-Packard Company (“Hewlett-Packard”) to create a line of commercial research products based on LabChip technologies. In November 1999, Hewlett-Packard transferred this collaboration to its subsidiary, Agilent Technologies, Inc. (“Agilent”). In this collaboration, Caliper primarily focuses on developing core technology and LabChip applications.

CALIPER TECHNOLOGIES CORP.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Caliper also manufactures the chips and supplies the chips and reagents to Agilent. If Caliper elects, however, not to manufacture chips for a LabChip application or is unable to meet minimum mutually agreed supply commitments, Agilent would have the right to manufacture those chips. Agilent primarily focuses on developing instruments and software, manufacturing instruments, and marketing, selling and supporting complete systems.

      Agilent funds Caliper’s product development efforts under the collaboration, reimburses Caliper’s costs of supplying chips and reagents, and pays Caliper a share of the gross margin on all components of LabChip systems. The gross margin share varies depending on the type of collaboration product, whether Caliper or Agilent manufacture the collaboration product, and whether such collaboration product is sold during the collaboration or after the collaboration has terminated. Under this agreement, Hewlett-Packard purchased 534,188 shares of Caliper’s redeemable convertible preferred stock Series E with an aggregate cost of $5.0 million.

      The term of the Agilent agreement is eight years, beginning in May 1998. After three years, Agilent could have elected not to meet certain annual funding requirements, in which case either party could have terminated the agreement. Agilent elected to continue the annual funding requirements in May 2001. Either party may also terminate the agreement after five years.

Technology Access Program

      In prior years and through the majority of 2001, Caliper maintained a Technology Access Program which provided customers with early access to new products, and offered technical training, support and customization services. Technology Access Program customers had non-exclusive access to all of the high throughput screening products Caliper offered during the term of the agreement. These agreements generally provided for customers to pay an up-front license fee and annual subscription fees, and to reimburse Caliper for its costs of providing development and support services. Instruments and chips were generally sold separately on a product-by-product basis, although some agreements establish prices for initial instruments or estimates of per data point charges for sipper chips. In August 2001, Caliper began to amend these agreements with continuing Technology Access Program customers to transition them to a products and services based customer for commercially available high throughput products. We proposed to each customer, and they agreed, that the remaining technology access and subscription fees due Caliper under their agreement would be converted to credits toward the purchase of products and services. These credits must be utilized in the next eight to fifteen months.

      Caliper had four Technology Access Program customers for its high throughput screening systems: Eli Lilly and Company (“Eli Lilly”), Millennium Pharmaceuticals, Inc. (“Millennium”), Amgen, Inc. (“Amgen”) and Hoffmann-La Roche Inc. (“Roche”).

      Eli Lilly. Caliper signed a technology access agreement with Eli Lilly in August 1999. The term was three years. In August 2001, the agreement was amended to include terms for commercially available products and continuing assay development services through August 2002. There will be no further technology access fees or subscription fees with products and services purchased by Eli Lilly after August 2001 recognized upon shipment and transfer of title to product to Eli Lilly or when the assay development service has been provided by Caliper.

      Millennium. Caliper signed a broad technology access and application development collaboration with Millennium in March 2000. The term is two years with an option to renew in the third year. In December 2001, the agreement was amended to include terms for commercially available products and continuing assay development services and through March 2003. There will be no further technology access fees or subscription fees with products and services purchased by Millennium after December 2001 recognized upon shipment and transfer of title to product to Millennium or when the assay development service has been provided by Caliper.

CALIPER TECHNOLOGIES CORP.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      Amgen. Caliper entered into a three year technology access agreement with Amgen in December 1998. In December 2001, the agreement was amended to include terms for commercially available products and continuing assay development services and extended through to December 2002. Under the amended agreement Caliper agreed to convert technology access fees still available towards the purchase of products and services that Amgen utilized in December 2001. There will be no further technology access fees or subscription fees with products and services purchased by Amgen after December 2001 recognized upon shipment and transfer of title to product to Amgen or when the assay development service has been provided by Caliper.

      Hoffmann-La Roche. Caliper entered into a technology access agreement with Roche in November 1998, which expired in July 2000. This agreement superseded an earlier agreement under which Roche funded early development of the high throughput screening technology in exchange for certain exclusive rights to an ultra high throughput screening system. Under this earlier agreement, Roche purchased 854,701 shares of Caliper’s redeemable convertible preferred stock Series C with an aggregate cost of $4.0 million. Roche now has non-exclusive rights to purchase high throughput products that are offered to other Technology Access Program and commercial customers. Caliper did not receive an up-front license fee or annual subscription fee from Roche.

Value Added Screening Collaboration Program

      Caliper’s Value Added Screening Collaboration program offered high throughput screening services using Caliper’s LabChip systems. Caliper’s first Value Added Screening Collaboration agreement was established with Neurocrine Biosciences in December 1998. Caliper received screening fees on a per data point basis, preclinical milestones and royalties on Neurocrine products emerging from the collaboration. This agreement had a three-year term, but could have been terminated by either party under certain circumstances after the first year. In 2001, when Caliper decided to transition its business to product-based revenues, this program was eliminated. Of the two Value Added Screening Collaboration collaborations, the contract with Neurocrine Biosciences and SUGEN expired in December 2001. SUGEN became a commercial products customer in December 2001.

      Revenue from the alliance and programs discussed above were approximately $16.0 million, $17.8 million, $11.2 million and $7.9 million in 2001, 2000, 1999 and 1998 respectively. Revenue earned from reimbursement of development and support activities approximated actual costs incurred.

      In September 1998, Caliper received a grant from the Advanced Technology Program of the National Institute of Standards and Technology (“NIST”) to develop a Reference Laboratory DNA Diagnostics System based on Caliper’s “lab-on-a-chip” technology of approximately $2 million over three years. The grant period began in January 1999 and concluded in December 2001, and no revenues will be recognized after 2001.

10.     Related Party

      In September of 2001, Caliper completed the spin out of a new company, Amphora Discovery Corp., to create and commercialize a comprehensive database of chemical genomics information. Venture capitalists invested $25 million in Amphora, and entered into agreements to invest up to an additional $10 million if requested by Amphora, causing Amphora to be a separate, independent company from Caliper with its own management team and board of directors. Caliper’s ownership interest in Amphora is approximately 28% but would be further reduced if part or all of the additional $10 million were to be invested by Amphora’s venture capitalists. These venture capitalist include ARCH Venture Partners and Venrock Associates. One of Caliper’s directors, Robert T. Nelsen, is a Managing Director of ARCH Venture Partners, and another of Caliper’s directors, Anthony B. Evnin, is a General Partner of Venrock Associates. Caliper’s investment in Amphora is accounted for under the equity method of accounting. As Caliper’s investment in Amphora has no

CALIPER TECHNOLOGIES CORP.

NOTES TO FINANCIAL STATEMENTS — (Continued)

basis for accounting purposes and, because Caliper does not guarantee debt or have commitments to fund losses of Amphora, Caliper has not recorded its proportionate share of Amphora’s operating losses in its financial statements since the completion of Amphora’s financing.

      Caliper has two representatives on Amphora’s six member board of directors. Michael R. Knapp, Caliper’s Vice President of Science and Technology, and James L. Knighton, Caliper’s Executive Vice President and Chief Financial Officer, have served on Amphora’s board of directors since September 2001. Mr. Knighton resigned from Ampora’s board of directors in February 2002 and Caliper has not as yet designated a replacement. Mr. Knighton also served as Amphora’s acting Chief Financial Officer from September 2001 until January 2002. As members of Amphora’s board, Dr. Knapp and Mr. Knighton were granted options to buy 900,000 shares and 450,000 shares, respectively of Amphora common stock at a share value of $0.10 per share.

      In September 2001, Caliper and Amphora entered into a LabChip Solutions Agreement and an Intellectual Property Agreement. The LabChip Solutions Agreement provided for the ongoing supply of Caliper high throughput screening systems and chips to Amphora, and for the provision of related services by Caliper to Amphora. Under this agreement, Amphora has agreed to purchase a minimum of eleven Caliper instruments by December 31, 2001 and at least eleven additional Caliper HTS instruments by December 31, 2002. Amphora has also agreed to purchase datapoints at a fixed amount of $2 million in the first year and a minimum of $4 million to a maximum based on volume of $6 million in the second year of the agreement. The LabChip Solutions Agreement also contains certain intellectual property licensing provisions pertaining to the parties’ independent and collaborative efforts to develop new high throughput screening systems based on Caliper’s microfluidic technologies. Under the Intellectual Property Agreement, Caliper has granted Amphora certain exclusive rights to use Caliper’s High Throughput Screening products in a chemical genomics database business.

      In 2001, Caliper sold, subsequent to Amphora’s third-part financing, a total of $3.9 million in Caliper 250 High Throughput Screening System products, LabChips, datapoints and assay development services to Amphora recording it as a related party sale on the financial statements. Of the $3.9 million in total sales, $3.0 million related to high throughput screening system products and, under the equity method of accounting, we deferred 28% of the gross profit, or $363,000 that reflects Caliper’s ownership interest in the products sold to Amphora. Caliper recognized $21,000 of this deferred gross profit in 2001 and expects to recognize this remaining $342,000 as revenue ratably over the next 36 months as Amphora records depreciation on its Caliper 250 High Throughput Screening Systems.

      In September 2001, Amphora entered into a three-year Sublease Agreement with Caliper for the rent of approximately 5,700 square feet in one of Caliper’s Mountain View, CA leased buildings for Amphora’s research and development use. Amphora is obligated for monthly rent based on local market rates with a 3% per annum escalation and Caliper, as landlord, is obligated to provide certain facilities maintenance services. Caliper records both the subtenant rental income and maintenance service costs as part of its overall facilities costs.

      In September 2001, Amphora entered into an Administrative Services Agreement with Caliper for certain financial accounting, purchasing and human resource services to be provided by Caliper’s personnel. Caliper charges for these services monthly at an hourly rate based on a cost plus mark-up basis recording the corresponding payments from Amphora as part of its overall employee costs.

11.     401(k) Plan

      Caliper has a 401(k) plan qualified under section 401(k) of the Internal Revenue code that is available to all eligible employees as defined in the plan. Caliper does not match employee contributions.

CALIPER TECHNOLOGIES CORP.

NOTES TO FINANCIAL STATEMENTS — (Continued)

12.     Litigation

      On March 22, 1999, Caliper filed a lawsuit in California Superior Court for the County of Santa Clara against Aclara Biosciences, Inc. and Caliper’s former patent counsel, a patent attorney named Bertram Rowland, and his former law firm, Flehr, Hohbach, Test, Albritton and Herbert alleging that all the defendants misappropriated certain of Caliper’s trade secrets relating to Caliper business plans, patents and intellectual property strategy. The suit also alleges that Caliper’s former patent counsel committed a breach of the duties they owed to Caliper as its former attorneys. On September 14, 2000, Caliper reached a settlement agreement with Dr. Rowland and Flehr, Hohbach, Albritton, Test and Herbert in this case. The settlement provided Caliper with a $12.0 million cash payment from these defendants as well as other terms. This settlement has no effect on Caliper’s lawsuits with Aclara. In this same case, on October 27, 2000, the jury returned a verdict in favor of Caliper and against Aclara on Caliper’s claims for misappropriation of trade secrets and conversion of property. The jury awarded Caliper $52.6 million for damages to Caliper and unjust enrichment to Aclara, which the court reduced to $35.6 million.

      On January 7, 2001, Caliper announced a comprehensive settlement agreement with Aclara BioSciences, Inc. of all pending litigation between the two companies. Under the terms of the settlement both companies agreed to dismiss all suits and countersuits in the federal and state court actions and to cross-license selected patents. The settlement provides Caliper with freedom to operate under Aclara’s “022 family of patents, which includes the “015 and other patents, for its glass chips and related instruments through a fully paid, royalty-free license. Under the terms of the agreement, Aclara agreed to pay Caliper $37.5 million due in 2002 over a three-year period in a combination of stock, cash, and committed minimum royalties. Caliper also agreed to license to Aclara the “Ramsey” family of patents for use with Aclara’s polymer chips and related instruments in exchange for license fees and royalties. The two companies have also agreed to an alternative dispute resolution procedure for handling potential future patent disagreements out of court.

      On March 22, 2001, in connection with the settlement agreement mentioned above, Caliper received 900,000 shares of Aclara’s common stock with a then current fair value of $4.3 million. The common stock is restricted from sale for a period of 18 months from the date of the settlement agreement. As a component of the settlement agreement, Aclara has guaranteed the value of the Aclara common stock to be $32.5 million at the time of Caliper’s sale of the stock, provided that such sale occurs in the period from 18 months to 24 months from the effective date of the settlement agreement. Aclara entered into a fully-funded $32.5 million standby letter of credit in favor of Caliper to secure its performance under this potential obligation. Accordingly, Caliper recognized the entire $32.5 million settlement in the quarter ended March 31, 2001. Caliper recognized $5.0 million of license fee revenue and $27.5 million of litigation settlement in the income statement pursuant to the terms contained in the settlement agreement. Caliper will also receive royalties on certain Aclara product sales commencing in 2002 through 2008 with a minimum annual royalty payment of $2.5 million by December 31st in each of years 2002 and 2003. Caliper does not have any further obligations under the agreement.

      Caliper has accounted for this arrangement by initially recording $4.3 million in Aclara stock at fair market value, with a note receivable with a corresponding face value of $28.2 million including other receivable for the fully funded letter of credit which was reduced by the initial fair value ($2.7 million) of an embedded derivative. The latter two elements in combination represent the guarantee. The receivable will be accreted to its face value of $28.2 million over the life of the receivable using the level-yield method. The embedded derivative will be accounted for as discussed in Note 2.

      Commencing on June 7, 2001, Caliper and three of its officers and directors (David V. Milligan, Daniel L. Kisner and James L. Knighton) were named as defendants in three securities class action lawsuits filed in the United States District Court for the Southern District of New York: Colbert Birnet, L.P v. Caliper Technologies Corp., et al., No. 01-CV-5072, Kovel v. Caliper Technologies Corp., et al., No. 01-CV-5964 and Leach v. Caliper Technologies Corp., et al., 01-CV-6537. The cases have been consolidated under the Birnet

CALIPER TECHNOLOGIES CORP.

NOTES TO FINANCIAL STATEMENTS — (Continued)

caption. A motion for the appointment of a lead plaintiff has been filed by another individual but has not yet been ruled upon by the Court. The Kovel and Leach complaints allege claims against Caliper and certain individual officers or directors of Caliper under Sections 11 and 15 of the Securities Act of 1933. The Birnet and Kovel complaints allege claims against Caliper and certain individual officers and directors of Caliper under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as well as Rule 10b-5 of the Securities Exchange Act. Each of the complaints also names as a defendant one or more of the underwriters of Caliper’s December 1999 initial public offering of common stock. Each of the complaints alleges that one or more of these underwriters charged excessive, undisclosed commissions to investors and entered into improper agreements with investors relating to aftermarket transactions. The complaints seek rescission or rescissionary damages on the Section 11 claims and an unspecified amount of money damages on the Rule 10b-5 claims. Based on information currently available to Caliper, Caliper believes that the claims alleged against Caliper and its officers and directors are without merit. Caliper intends to defend these cases vigorously.

CALIPER TECHNOLOGIES CORP.

NOTES TO FINANCIAL STATEMENTS — (Continued)

13.     Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	(In thousands, except per share data)
2001
Total revenue	$9,793	$5,287	$6,641	$7,867
Operating loss	(3,996)	(9,066)	(10,533)	(10,052)
Income (loss) before cumulative effect of a change in accounting principle(1)	26,404	(6,195)	(8,368)	(8,018)
Cumulative effecting of a change in accounting principle	—	—	—	—
Net income (loss)	26,404	(6,195)	(8,368)	(8,018)
Basic income (loss) per share
Income (loss) before cumulative effect of a change in accounting principle	$1.11	$(0.27)	$(0.35)	$(0.33)
Diluted and pro forma diluted income (loss) per share
Income (loss) before cumulative effect of a change in accounting principle	$1.10	$(0.27)	$(0.35)	$(0.33)

2000
Total revenue	$3,912	$4,158	$5,507	$4,987
Operating loss	(7,339)	(6,568)	(7,803)	(10,056)
Income (loss) before cumulative effect of a change in accounting principle	(6,000)	(5,248)	6,067	(5,842)
Cumulative effecting of a change in accounting principle	(2,294)	—	—	—
Net income (loss)	(8,294)	(5,248)	6,067	(5,842)
Basic and pro forma basic income (loss) per share
Income (loss) before cumulative effect of a change in accounting principle	$(0.29)	$(0.24)	$0.28	$(0.25)
Cumulative effect of a change in accounting principle	(0.11)	—	—	—

Net income (loss)	$(0.40)	$(0.24)	$0.28	$(0.25)

Diluted and pro forma diluted income (loss) per share
Income (loss) before cumulative effect of a change in accounting principle	$(0.29)	$(0.24)	$0.27	$(0.25)
Cumulative effect of accounting change	(0.11)	—	—	—

Net income (loss)	$(0.40)	$(0.24)	$0.27	$(0.25)

(1)	Includes litigation settlement of $27.5 million from Aclara recorded in March 2001.

EXHIBIT INDEX

Exhibit
Number		Description of Document

3.1(	1)	Amended and Restated Certificate of Incorporation of Caliper.
3.2(	12)	Certificate of Designation Of Series A Junior Participating Preferred Stock.
3.2(	2)	Bylaws of Caliper.
4.1		Reference is made to Exhibits 3.1 and 3.2.
4.2(	3)	Specimen Stock Certificate.
4.3(	12)	Rights Agreement, dated as of December 18, 2001, between Caliper and Wells Fargo Bank Minnesota, N.A., as Rights Agent.
10.1(	3)	Lease Agreement, dated December 1, 1998, between Caliper and 605 East Fairchild Associates, L.P.
10.2(	3)(4)	1996 Equity Incentive Plan.
10.3(	3)(4)	1999 Equity Incentive Plan.
10.4(	3)(4)	1999 Employee Stock Purchase Plan.
10.5(	3)(4)	1999 Non-Employee Directors’ Stock Option Plan.
10.6(	3)(4)	Employment Agreement, dated January 18, 1999, between Caliper and Daniel L. Kisner, M.D.
10.7(	3)(4)	Promissory Note, dated July 29, 1999, between Caliper and Daniel L. Kisner, M.D.
10.8(	3)	Amended and Restated Investor Rights Agreement, dated May 7, 1998, among Caliper and certain stockholders of Caliper.
10.9(	3)(4)	Form of Indemnification Agreement entered into between Caliper and its directors and executive officers.
10.10	(3)(5)	Collaboration Agreement, dated May 2, 1998, between Caliper and Hewlett-Packard Company.
10.12	(3)(5)	Technology Access Agreement, dated December 21, 1998, between Caliper and Amgen, Inc.
10.13	(3)(5)	Technology Access Agreement, dated August 12, 1999, between Caliper and Eli Lilly and Company.
10.15	(3)(5)	Sole Commercial Patent License Agreement, effective September 1, 1995, between Lockheed Martin Energy Research Corporation and Caliper, as amended (domestic).
10.16	(3)(5)	Sole Commercial Patent License Agreement, effective September 1, 1995, between Lockheed Martin Energy Research Corporation and Caliper, as amended (international).
10.17	(3)(4)	Consulting Agreement, dated April 30, 1997, between Caliper and Dr. David V. Milligan.
10.18	(3)(4)	Employment Agreement, dated September 23, 1999, between Caliper and James L. Knighton.
10.19	(3)(4)	Consulting Agreement, dated May 1, 1997, between Caliper and Regis McKenna.
10.20	(3)(4)	Promissory Note, dated March 25, 1997, between Caliper and Michael R. Knapp, Ph.D.
10.21	(3)(4)	Option Agreement, dated August 9, 1995, between Caliper and Michael R. Knapp, Ph.D.
10.22	(3)(4)	Amendment to Option Agreement, dated August 25, 1995, between Caliper, Michael R. Knapp, Ph.D., J. Michael Ramsey, Ph.D. and Avalon Medical Partners.
10.23	(3)(4)	The Corporate Plan for Retirement Select Plan Adoption Agreement and related Basic Plan Document.
10.24	(6)	Warrant for the purchase of shares of Common Stock issued to Michael R. Knapp, dated October 11, 1996.
10.25	(6)	Warrant for the purchase of shares of Common Stock issued to Michael R. Knapp, dated February 2, 2000.

Exhibit
Number		Description of Document

10.26	(5)(7)	Technology Access and Applications Development Agreement, dated March 24, 2000, between Caliper and Millennium Pharmaceuticals, Inc.
10.27	(8)	Lease Agreement, dated June 23, 2000 and effective July 5, 2000, between Caliper and Martin CBP Associates, L.P.
10.28	(8)	Promissory Note, dated July 17, 2000, between Caliper and Daniel L. Kisner, M.D.
10.29	(4)(9)	Change of Control Sr. Mgmt Severance/ Equity Acceleration Plan.
10.30	(5)(10)	Cross-License Agreement, dated March 12, 2001 by and among Aclara Biosciences, Inc. and Caliper.
10.31	(10)	Common Stock Issuance Agreement, dated March 22, 2001.
10.32	(5)(10)	Settlement Agreement and Mutual General Release, dated March 12, 2001 by and among Aclara Biosciences, Inc. and Caliper.
10.33	(11)(14)	LabChip Solutions Agreement, dated as of September 21, 2001, by and between Amphora Discovery Corp. and Caliper.
10.34	(4)(11)	Consulting Agreement, entered into as of the 8th day of October 2001 by and between Amphora Discovery Corp., and Michael R. Knapp.
10.35	(4)(11)	Restricted Stock Purchase Agreement, entered into as of October 8, 2001, by and between Amphora Discovery Corp. and Michael R. Knapp.
10.36	(4)(11)	Consulting Agreement, entered into as of the 14th day of October 2001 by and between Amphora Discovery Corp., and James L. Knighton.
10.37	(4)(11)	Restricted Stock Purchase Agreement, entered into as of October 14, 2001, by and between Amphora Discovery Corp. and James L. Knighton.
10.38	(11)(14)	Technology Access Agreement Amendment, dated August 20, 2001, by and between Caliper and Eli Lilly and Company, amending Technology Access Agreement dated August 12, 1999 (the “Agreement”).
10.39	(13)	2001 Non-Statutory Stock Option Plan.
10.40		Separation Agreement, dated August 9, 2001, between Caliper and Calvin Y.H. Chow.
10.41	(14)	Technology Access Agreement Amendment, dated December 14, 2001, by and between Caliper and Amgen, Inc., amending Technology Access Agreement dated December 21, 1998.
10.42		Amendment No. 2 to Technology Access Agreement, dated December 18, 2001, by and between Caliper and Amgen, Inc., amending Technology Access Agreement dated December 21, 1998.
10.43	(14)	Technology Access and Applications Development Agreement Amendment, dated December 19, 2001, by and between Caliper and Millennium Pharmaceuticals, Inc., amending Technology Access and Applications Development Agreement dated March 24, 2000.
10.44		Amendment No. 2 to Technology Access and Applications Development Agreement, dated February 28, 2002, by and between Caliper and Millennium Pharmaceuticals, Inc., amending Technology Access and Applications Development Agreement dated March 24, 2000.
23.1		Consent of Ernst & Young LLP, independent auditors.
24.1		Power of Attorney (reference is made to the signature page of this report).

(1)	Previously filed as Exhibit 3.3 to our Registration Statement on Form S-1, as amended, File No. 333-88827, filed on October 12, 1999 and incorporated by reference herein.

(2)	Previously filed as Exhibit 3.4 to our Registration Statement on Form S-1, as amended, File No. 333-88827, filed on October 12, 1999 and incorporated by reference herein.

(3)	Previously filed as the like-numbered Exhibit to our Registration Statement on Form S-1, as amended, File No. 333-88827, filed on October 12, 1999 and incorporated by reference herein.

(4)	Management contract or compensatory plan or arrangement.

(5)	Confidential treatment has been granted for a portion of this exhibit.

(6)	Filed as the like-numbered exhibit to Annual Report of Form 10-K for the year ended December 31, 1999 and incorporated by reference herein.

(7)	Previously filed as Exhibit 10.26 to Form 10-Q for the quarterly period ended March 31, 2000 and incorporated by reference herein.

(8)	Previously filed as the like-numbered Exhibit to our Registration Statement on Form S-1, as amended, File No. 333-45942, filed on September 15, 2000, and incorporated by reference herein.

(9)	Previously filed as the liked-numbered an Exhibit to Form 10-K/A for the year ended December 31, 2000 and incorporated by reference herein.

(10)	Previously filed as the like-numbered Exhibit to Form 10-Q for the quarterly period ended March 31, 2001 and incorporated by reference herein.

(11)	Previously filed as the like-numbered Exhibit to Form 10-Q for the quarterly period ended September 30, 2001 and incorporated by reference herein.

(12)	Previously filed as Exhibit 99.1 to Current Report on Form 8-K filed December 19, 2001 and incorporated by reference herein.

(13)	Previously filed as Exhibit 99.1 to our Registration Statement on Form S-8, File No. 333-76636, filed January 11, 2002 and incorporated by reference herein.

(14)	Confidential treatment has been requested for a portion of this exhibit.