Form 10-K/A
period 2001-12-31
CALIPER TECHNOLOGIES CORP
filed 2002-04-29
CIK 1014672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

           None.

EXPLANATORY NOTE

          This Amendment No. 1 on Form 10-K/A amends and restates in their entirety the following items of Part III of our Annual Report on Form 10-K for the fiscal year ended December 31, 2001:

          Item 10.   Directors and Executive Officers of the Registrant

           Item 11.   Executive Compensation

           Item 12.   Security Ownership of Certain Beneficial Owners and Management

           Item 13.   Certain Relationships and Related Transactions

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table presents information about our directors and executive officers as of March 31, 2002. No family relationship exists between any of our directors or executive officers.

Name	Age	Position

Daniel L. Kisner, M.D.	55	President, Chief Executive Officer and Director
James L. Knighton	48	Chief Financial Officer and Executive Vice President
Michael R. Knapp, Ph.D.	50	Vice President of Corporate Development
J. Wallace Parce, Ph.D.	52	Vice President of Research
Michael Merion, Ph.D.	47	Vice President of Sales and Marketing
William M. Wright III	53	Vice President of Operations
Susan A. Evans, Ph.D.	54	Vice President of Product Development
Michael Merion, Ph.D.	47	Vice President of Sales and Marketing
Anthony T. Hendrickson	48	Corporate Controller
Anthony B. Evnin, Ph.D.	61	Director
Regis P. McKenna	62	Director
David V. Milligan, Ph.D.	61	Director
Robert T. Nelsen	38	Director

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

          Michael R. Knapp, Ph.D., co-founded Caliper and has served as our Vice President of Corporate Development since March 2001 and previous to that as our Vice President of Science and Technology from September 1995 to March 2001. From November 1994 through August 1995, Dr. Knapp was engaged in activities related to forming Caliper, including securing our core technology license and procuring financing. From October 1988 to October 1994, Dr. Knapp served as

2.

President and Scientific Director at Molecular Tool, Inc., a genetics technology company he co-founded in 1988. Previously, Dr. Knapp was on the staff of the Center for Neurobiology and Behavior at Columbia University and was a Scientific Director of Genetica SARL, an affiliate of Rhone Poulenc SA in Paris, France. Dr. Knapp holds a B.S. in Biology from Trinity College (Hartford) and a Ph.D. in Medical Microbiology from Stanford University.

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

          Anthony B. Evnin, Ph.D., has been a director since June 1996. He has been a General Partner of Venrock Associates, a venture capital partnership focusing on biotechnology companies, since 1975. He is also a director of Sonic Innovations, Inc. and Triangle Pharmaceuticals, Inc. Dr. Evnin holds an A.B. from Princeton University and a Ph.D. in Chemistry from Massachusetts Institute of Technology.

          Regis P. McKenna, has been a director since September 1998. Mr. McKenna has been Chairman of The McKenna group, an international consulting firm specializing in the application of information and telecommunications technologies to business strategies, since 1970. Mr. McKenna is on the board of The Economic Strategies Institute and the Competitiveness Council. He is Chairman of the Board of the Santa Clara University Center for Science, Technology and Society and was a founding board member of Smart Valley. He is a trustee at Santa Clara University and President of the Board of Trustees for the New Children’s Shelter of Santa Clara County. Mr. McKenna is on the board of directors of Cylink Corporation and a number of high technology start-up companies. Mr. McKenna holds a B.A. from Duquesne University.

3.

          David V. Milligan, Ph.D., has been a Director since October 1996 and the Chairman of the Board since April 1997. He has been a Vice President and Special Limited Partner of Bay City Capital, a merchant bank, since 1997. From 1979 to 1996, Dr. Milligan served in a variety of management positions at Abbott Laboratories, a healthcare products company. During his career at Abbott Laboratories he led both the diagnostic products and pharmaceutical products research and development organizations and was Senior Vice President and Chief Scientific Officer when he retired at the end of 1996. Dr. Milligan is currently non-executive chairman and a director of Versicor, Inc. as well as a director of ICOS Corporation, Galileo Laboratories, Maxia Pharmaceuticals and Reliant Pharmaceuticals. He is a member of the chemistry department advisory board of Princeton University. Dr. Milligan holds an A.B. in Chemistry from Princeton University and an M.S. and a Ph.D. in Organic Chemistry from the University of Illinois.

           Robert T. Nelsen, has been director since September 1995. Since July 1994, Mr. Nelsen has served as a senior principal of various venture capital funds associated with ARCH Venture Partners, including ARCH Venture Fund II, L.P., ARCH Venture Fund III, L.P., ARCH Venture Fund IV, L.P. and ARCH Venture Fund V, L.P. From April 1987 to July 1994, Mr. Nelsen was Senior Manager at ARCH Development Corporation, a company affiliated with the University of Chicago, where he was responsible for new company formation. Mr. Nelsen is also a director of Illumina, Inc., Adolor Corporation and Genomica, Inc. Mr. Nelsen holds a B.S. in Biology and Economics from the University of Puget Sound and an M.B.A. from the University of Chicago.

Section 16(A) Beneficial Ownership Reporting Compliance

          Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and our other equity securities. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

           To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the year ended December 31, 2001 all Section 16(a) filing requirements were complied with by our officers, directors and greater than ten percent beneficial owners except for an Initial Statement of Beneficial Ownership which was filed late by Michael Merion, our Vice President of Sales and Marketing.

ITEM 11.   EXECUTIVE COMPENSATION

Director Compensation

           Our non-employee directors currently receive a fee for attendance at each board meeting of $2,500 per meeting if attended in person, or $1,000 if attended by phone or video conference; and a fee for attendance on telephonic conference calls to discuss matters relating to the Company at which all directors are requested to attend, but that are not official meetings of the Board, in the amount of $1,000 per conference call. Our employee directors currently receive no cash compensation for attendance at committee meetings. All directors are reimbursed for expenses in connection with attendance at board and committee meetings.

          Each of our non-employee directors also receives stock option grants under the 1999 Non-Employee Directors’ Stock Option Plan. The number of shares of common stock that may be issued pursuant to options granted under the directors’ plan is currently 314,513 and is increased one day after each annual meeting of stockholders by the greater of 0.3% of the outstanding shares on a fully-diluted basis or the number of shares that could be issued under options granted under the directors’ plan during the prior 12-month period. The directors’ plan is administered by our board of directors, unless the board delegates administration to a committee comprised of not less than two members of the board. Options granted under the directors’ plan are not intended to qualify as incentive stock options under the Internal Revenue Code.

          Option grants under the directors’ plan are non-discretionary. Pursuant to the current terms of the directors’ plan, each person who is first elected as a non-employee director will automatically be granted an option to purchase 20,000 shares of common stock upon such election. The initial grant will be fully exercisable upon the date of grant and will vest monthly over five years. In addition, one day after each annual meeting of our stockholders, each non-employee director will automatically receive another option if the recipient has been a non-employee director for at least the prior six months. The annual grant will cover 6,400 shares for the chairman of the board and 3,200 shares otherwise, will be fully exercisable upon the date of grant and will vest in 12 months. The exercise price of options granted under the directors’ plan is equal to 100% of the fair market value of the common stock subject to the option on the date of the grant and the term of options granted under the directors’ plan is ten years. Our board of directors has amended the directors’ plan, subject to stockholder approval, to increase the size of the initial grant and the annual grants granted

4.

under the plan. Under the directors plan, as proposed to be amended, the initial grant would be increased from 20,000 shares to 25,000 shares, and the annual grants would be increased from 6,400 shares to 14,000 shares for our chairman of the board, and from 3,200 shares to 7,000 shares for our other non-employee directors. Additionally, as proposed to be amended, the initial grants to our non-employee directors will vest over four years rather than five. Our board of directors took this action so that we can continue to attract, motivate, and retain our non-employee directors.

           During the last fiscal year, we granted options to purchase a total of 16,000 shares of our common stock to our non-employee directors, at an exercise price per share of $17.34. The fair market value of our common stock on the date of grant was $17.34 per share (based on the closing sales price reported on the Nasdaq Stock Market for the last market trading day prior to the date of grant). Our chairman of the board received an option to purchase 6,400 shares of our common stock and all other non-employee directors received an option to purchase 3,200 shares of our common stock. As of March 31, 2002, a total of 58,400 options have been granted under the directors’ plan. As of March 31, 2002, no options had been exercised under the directors’ plan.

          As part of our ongoing program of research and development, we entered into a twelve-month consulting agreement with Dr. David V. Milligan, our chairman of the board, effective April 30, 1997. This agreement may be renewed annually for up to five years. Under the terms of this agreement, Dr. Milligan agreed to provide consultation and advice concerning our core competitive strengths and the development of optimal growth strategies. In exchange, we agreed to pay Dr. Milligan $80,000 per year and granted Dr. Milligan a stock option to purchase 64,102 shares of our common stock at $0.47 per share. This option vests monthly over a period of five years. This agreement will terminate by April 30, 2002. We also granted Dr. Milligan stock options in connection with his services as a member of our board of directors under our 1999 Non-Employee Directors’ Stock Option Plan, as described above.

          We entered into a twelve-month consulting agreement with Regis P. McKenna, a member of our board of directors, on April 30, 1997. This agreement has not been renewed and terminated on April 29, 2001. Under the terms of this agreement, Mr. McKenna agreed to provide assistance in developing our technology and business strategies. In exchange, Mr. McKenna was allowed to purchase 19,230 shares of our common stock at $0.62 per share and granted options to purchase 38,640 shares of common stock at $0.97 per share. In June 2000, Mr. McKenna was granted an option to purchase an additional 19,230 shares of common stock at $58.06 per share. This option vests in twelve equal monthly installments beginning in May 2000. We also granted Mr. McKenna stock options in connection with his services as a member of our board of directors under our 1999 Non-Employee Directors’ Stock Option Plan, as described above.

          We have entered into an employment agreement with Dr. Kisner. See the section below entitled “— Employment, Severance and Change of Control Agreements” for a description of Dr. Kisner’s agreement.

Compensation of Executive Officers

           The following table presents summary information for the years ended December 31, 2001, December 31, 2000 and December 31, 1999, regarding compensation awarded or paid to, or earned by, our Chief Executive Officer and our other four most highly compensated executive officers whose salary and bonus for 2001 were in excess of $100,000.

5.

Summary Compensation Table

					Long-Term
					Compensation
					Awards
		Annual Compensation
					Securities
				Other Annual	Underlying	All Other
Name and Principal Position	Year	Salary	Bonus	Compensation	Options	Compensation

Daniel L. Kisner, M.D(1)	2001	$423,516	$180,000	—	50,000	$245,505
President and Chief Executive Officer	2000	379,173	173,254	—	—	286,363
	1999	293,013	175,000	—	641,025	418,270
James L. Knighton(2)	2001	285,866	110,000	—	95,000	5,365
Chief Financial Officer and	2000	253,514	75,294	—	8,000	286,395
Executive Vice President	1999	111,962	18,375	—	269,230	—
Michael R. Knapp, Ph.D.(3)	2001	247,872	69,529	—	88,000	1,070
Vice President of Corporate Development	2000	222,048	71,944	—	7,500	1,779
	1999	203,952	29,475	—	57,692	—
J. Wallace Parce, Ph.D.(4)	2001	250,740	110,000	—	38,000	5,380
Vice President of Research	2000	222,048	71,994	—	7,500	10,977
	1999	203,952	29,475	—	57,692	—
William M. Wright III(5)	2001	206,200	52,584	—	28,000	4,500
Vice President of Operations	2000	180,816	40,684	—	5,000	9,000
	1999	165,210	5,425	—	19,230	—

(1)	Dr. Kisner joined us in February 1999. Dr. Kisner’s all other compensation in 2001 consisted of $33,180 for mortgage assistance, $118,744 related to forgiveness of a portion of Dr. Kisner’s housing loan, $89,081 for income taxes payable on the loan forgiveness, and $4,500 for professional matters. Dr. Kisner’s all other compensation in 2000 consisted of $61,383 for relocation assistance and related taxes, $122,713 related to forgiveness of a portion of Dr. Kisner’s housing loan, $92,035 for income taxes payable on the loan forgiveness, $9,000 for professional matters and $1,242 for term life insurance premiums for the benefit of Dr. Kisner. Dr. Kisner’s all other compensation in 1999 consisted of $246,370 for relocation assistance and related taxes, $98,228 related to forgiveness of a portion of Dr. Kisner’s housing loan and $73,672 for income taxes payable on the loan forgiveness.

(2)	Mr. Knighton joined us in September 1999. Mr. Knighton’s all other compensation in 2001 consisted of $865 for term life insurance premiums, and $4,500 for professional matters. Mr. Knighton’s all other compensation in 2000 consisted of: 6,250 shares of common stock with a fair market value of $237,113; $38,610 for bonus payable at time of exercise of $1.56 per share plus an additional amount to cover taxes; $9,000 for professional matters; and $1,672 for term life insurance premiums for the benefit of Mr. Knighton.

(3)	Dr. Knapp’s all other compensation in 2001 consisted of $1,070 for term life insurance premiums for the benefit of Dr. Knapp. Dr. Knapp’s all other compensation in 2000 consisted of $1,779 for term life insurance premiums for the benefit of Dr. Knapp.

(4)	Dr. Parce’s all other compensation in 2001 consisted of $880 for term life premiums for the benefit of Dr. Parce and $4,500 for professional matters. Dr. Parce’s all other compensation in 2000 consisted of $9,000 for professional matters and $1,977 for term life insurance premiums for the benefit of Dr. Parce.

(5)	Mr. Wright’s all other compensation in 2001 consisted of $4,500 for professional matters. Mr. Wright’s all other compensation in 2000 consisted of $9,000 for professional matters.

6.

Stock Option Grants and Exercises

           We grant options to our executive officers under our 1999 Equity Incentive Plan. As of March 31, 2002, options to purchase a total of 5,329,211 shares were outstanding under the incentive plan and options to purchase 207,376 shares remained available for grant thereunder.

           The following tables show for the fiscal year ended December 31, 2001, certain information regarding options granted to, exercised by, and held at year end by, each of the individuals listed in the Summary Compensation Table.

           The exercise price of each option was equal to the closing sales price of our common stock as reported on the Nasdaq Stock Market for the last market trading day prior to the date of grant. The exercise price may be paid in cash, promissory notes, in shares of our common stock valued at fair market value on the exercise date or through a cashless exercise procedure involving a same-day sale of the purchased shares. The options granted to our executive officers vest over four years with 25% of the shares vesting one year from the date of grant and 2.08% of the shares vesting each month thereafter. Each of the options has a ten-year term, subject to earlier termination if the optionee’s service with us ceases. Under certain circumstances following a change of control, the vesting of such option grants may accelerate and become immediately exercisable. See the section entitled “— Employment, Severance and Change of Control Arrangements” below for a description of our agreements with Dr. Kisner concerning stock options that have been granted to him.

          The potential realizable value is calculated based on the ten-year term of the option at the time of grant. Stock price appreciation of 5% and 10% is assumed pursuant to rules promulgated by the Securities and Exchange Commission and does not represent our prediction of our stock price performance. The potential realizable values at 5% and 10% appreciation are calculated by assuming that the stock price on the date of grant appreciates at the indicated annual rate, compounded annually for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated stock price. On April 26, 2002, the closing sales price of our common stock was $10.01

           Percentages shown under “Percentage of Total Options Granted to Employees in 2001” are based on an aggregate of 2,625,293 options granted to employees, consultants and directors of Caliper under our stock option plans during 2001.

					Potential Realizable
		Individual Grants			Value at Assumed
					Annual Rates of
		Percentage of			Stock Price
	Number of	Total Options			Appreciation for
	Securities	Granted to	Exercise		Option Term
	Underlying	Employees in	Price per	Expiration
Name	Option Granted	2001	Share	Date	5%	10%

Daniel L. Kisner, M.D.	50,000	1.9%	$43.750	01/30/11	$1,375,719	$3,486,219
James L. Knighton	35,000	3.6	33.625	01/11/11	740,137	1,875,586
	25,000		15.000	04/03/11	235,838	597,638
	35,000		9.960	09/25/11	219,235	555,564
Michael R. Knapp, Ph.D.	38,000	3.4	33.625	01/11/11	803,577	2,036,350
	50,000		9.960	09/25/11	498,000	793,663
J. Wallace Parce, Ph.D.	38,000	1.4	33.625	01/11/11	803,577	2,036,350
William Wright III	28,000	1.7	33.625	01/11/11	592,109	1,500,469

Aggregate Option Exercises in 2001 and Option Values at December 31, 2001

           The following table presents the aggregate option exercises during 2001, and the number and value of securities underlying unexercised options that are held by each of the individuals listed in the Summary Compensation Table as of December 31, 2001.

          Amounts shown under the column “Value Realized” are based on the closing sales price of our common stock as reported on the Nasdaq Stock Market on the date of exercise, less the exercise price. Amounts shown under the column “Value of Unexercised In-the-Money Options at December 31, 2001” are based on the closing price of our common stock ($15.61) on December 31, 2001 as reported on the Nasdaq Stock Market, less the exercise price, without taking into account any taxes that may be payable in connection

7.

with the transaction, multiplied by the number of shares underlying the option, less the exercise price of the shares underlying the option.

			Number of Securities		Value of Unexercised
			Underlying Unexercised		In-the-Money Options
			Options at December 31, 2001		at December 31, 2001
	Shares Acquired
Name	on Exercise	Value Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Daniel L. Kisner, M.D.	20,000	$781,906	210,145	327,779	$3,280,363	$5,116,630
James L. Knighton	11,500	343,401	98,152	247,578	1,532,153	3,864,693
Michael R. Knapp, Ph.D.	26,526	394,117	42,160	140,072	658,118	2,186,524
J. Wallace Parce, Ph.D.	0	0	78,686	90,072	1,228,288	1,406,024
William Wright III	20,854	474,102	8,063	59,339	125,863	926,282

Employment, Severance and Change of Control Agreements

          In December 2000, our board of directors approved a change of control severance and forward vesting plan for members of our senior management team, including James L. Knighton, Michael R. Knapp and J. Wallace Parce. In the event any of these members of our senior management team are terminated (including a constructive termination) without cause following a change in control of Caliper, they will receive monthly consulting payments equal to their monthly base salary at the time of termination for 12 months or until they are employed by another company. To the extent they are not able to receive comparable health insurance benefits, we will also provide them with up to 12 months of continued health insurance benefits. In addition, if such senior management team member is terminated (including a constructive termination) without cause during the first 13 months following a change of control in Caliper, they will receive accelerated vesting for 30 months for all of their outstanding options.

           In September 1999 we entered into an employment agreement with James L. Knighton to serve as our Chief Financial Officer at a base salary of $245,000 a year starting in September 1999, with a sign-on bonus of $50,000 and an annual discretionary bonus set by the board based upon specific objectives to be determined, with a minimum bonus of 30% of his base salary guaranteed during the first 12 months of employment. Mr. Knighton received a 2001 merit bonus of $110,000 and his annual salary for 2002 has been set at $306,805. In addition, pursuant to the employment agreement, Mr. Knighton received a stock bonus equal to 6,250 shares in June 2000 as a result of our common stock trading at or above $20.00 per share for six consecutive months. Pursuant to the employment agreement, Mr. Knighton also received an option to purchase 269,230 shares of our common stock at an exercise price of $3.12 per share, plus a bonus payable at the time of exercise in the amount of $1.56 per share of stock exercised, plus an additional amount to cover taxes on the bonus. Mr. Knighton’s stock option was approved by our board in October 1999. In addition, Mr. Knighton is entitled to a housing loan of up to $500,000. The employment agreement is at-will, and provides that if Mr. Knighton is terminated without cause or Mr. Knighton voluntarily terminates his employment after a constructive termination, he will be paid his base salary for 12 months in monthly installments or until he becomes employed, whichever is earlier, and a portion of his options will be partially accelerated.

          In January 1999, we entered into an employment agreement with Daniel L. Kisner, M.D. to serve as our President and Chief Executive Officer at a base salary of $350,000 a year starting on February 28, 1999, with an annual discretionary bonus of up to 50% of his base salary based upon specific objectives to be agreed upon by Dr. Kisner and our board. Dr. Kisner received a 2001 merit bonus of $180,000 and his annual salary for 2002 has been set at $450,000. Pursuant to the employment agreement, Dr. Kisner received an option to purchase 641,025 shares of our common stock at an exercise price of $0.97 per share. This option vests over a period of five years in 60 equal monthly installments. In addition, Dr. Kisner is entitled to a housing loan of up to $500,000 which may be forgiven over time, and monthly mortgage assistance to support a $500,000 mortgage, plus additional payments to compensate for the tax payable on these portions of his compensation. In July 1999, we loaned Dr. Kisner $425,000 with an annual interest rate of 5.96% in connection with the purchase of a residence and in July 2000, we increased the loan amount by $75,000 to a total of $500,000. The loan is described further in “Certain Relationships and Related Transactions — Indebtedness of Management” below. In connection with Dr. Kisner’s 2001 performance review, a total of $118,744 of his housing loan and associated interest was forgiven. In addition, Dr. Kisner was reimbursed $89,080.50 for the income tax payable on the loan forgiveness. The employment agreement is at-will and contains a non-solicitation agreement. This agreement also provides that if Dr. Kisner is terminated without cause or Dr. Kisner voluntarily terminates his employment after a constructive termination, he will be paid his then current salary for 12 months in monthly installments or until he becomes employed, whichever is earlier, and a portion of his options will be partially accelerated.

8.

Compensation Committee Interlocks and Insider Participation

           During fiscal year 2001, Messrs. Hartman, McKenna and Nelsen served as members of the compensation committee of our board of directors. Mr. Hartman’s term ended on June 26, 2001. No member of the compensation committee was or has ever been an officer or employee of Caliper or its subsidiaries. No member of the compensation committee or our board of directors serves as an executive officer of any other entity that has one or more or our executive officers serving as a member of the board of directors or compensation committee of the other entity.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           The following table presents information regarding the beneficial ownership of our common stock as of March 31, 2002 by:

•	each director and nominee for director;

•	each of the executive officers named in the Summary Compensation Table;

•	all executive officers, directors and nominees as a group; and

•	all those known by us to be beneficial owners of more than five percent of our common stock.

           Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Beneficial ownership also includes shares of stock subject to options and warrants currently exercisable or convertible, or exercisable or convertible within 60 days of the date of this table. This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G, if any, filed with the Securities and Exchange Commission. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Percentage of beneficial ownership is based on 24,255,347 shares of our common stock outstanding as of March 31, 2002, adjusted as required by rules promulgated by the Securities and Exchange Commission. Unless otherwise indicated, the address of each of the individuals and entities listed below is: c/o Caliper Technologies Corp., 605 Fairchild Drive, Mountain View, California 94043.

		Beneficial Ownership
	Shares Issuable
	Pursuant to Options and	Number of
	Warrants Exercisable	Shares (Including
	within 60 days of	Number Shown in		Percentage
Beneficial Owner	March 31, 2002	First Column)		of Total

Directors And Executive Officers
Daniel L. Kisner, M.D.(1)	279,188	387,289		1.6%
James L. Knighton	139,856	170,793		*
Michael R. Knapp, Ph.D.(2)	65,809	295,180		1.2
J. Wallace Parce, Ph.D.(3)	102,335	289,003		1.2
David V. Milligan, Ph.D.(4)	12,810	69,432		*
Anthony B. Evnin, Ph.D.(5)	3,200	478,651		2.0
Regis P. McKenna(6)	78,197	129,478		*
Robert T. Nelsen(7)	3,200	27,218		*
William M. Wright III	20,693	47,162		*
5% Stockholders
SMALLCAP World Fund, Inc.(8)	—	1,548,500	(9)	6.4
OrbiMed Advisors LLC(10)	—	2,374,500	(11)	9.8
All directors and executive officers as a group [12](12)	784,705	1,975,093		8.1%

*	Represents beneficial ownership of less than 1% of the outstanding shares of our common stock.

9.

(1)	Includes 82,461 shares held by The Kisner Revocable Trust u/a/d 9/23/99, of which Dr. Kisner is a trustee, 12,820 shares held by The Jordon Renee Kisner Exempt Irrevocable Trust u/a/d 9/23/99, of which Dr. Kisner is a trustee, and 12,820 shares held by The Griffin Daniel Kisner Exempt Irrevocable Trust u/a/d 9/23/99, of which Dr. Kisner is trustee.

(2)	Includes 225,945 shares held by the Michael R. Knapp and Marianne Maloney Trust u/a/d 7/19/01, of which Mr. Knapp is a trustee.

(3)	Includes 12,820 shares held by Charles Andrew Parce and 12,820 shares held by Laura Marie Parce, the children of Dr. Parce.

(4)	Includes 56,622 shares held by The David V. Milligan Trust dated October 19, 1991, of which Dr. Milligan is a trustee.

(5)	Includes 238,977 shares held by Venrock Associates, 161,587 shares held by Venrock Associates II, L.P. Dr. Evnin is a general partner of Venrock Associates. Dr. Evnin disclaims beneficial ownership of these shares except to the extent of his proportionate partnership interest in these shares.

(6)	Includes 51,281 shares held by The Regis P. and Dianne T. McKenna Trust, of which Mr. McKenna is a trustee.

(7)	Includes 5,000 shares held by ARCH Venture Fund II, L.P. Mr. Nelsen is a managing director of ARCH Venture Corporation, which is the general partner of ARCH Venture Partners, L.P., which is the general partner of ARCH Management Partners II, L.P., which is the general partner of ARCH Venture Fund II, L.P. Mr. Nelsen disclaims beneficial ownership of these shares except to the extent of his proportionate partnership interest in these shares.

(8)	Represents shares held by SMALLCAP World Fund, Inc., which has sole voting power over the shares. Capital Research and Management Company is an investment advisor to SMALLCAP World Fund, Inc. and has sole dispositive power over the shares. Consequently, Capital Research and Management Company may be deemed to beneficially own the shares. Capital Research and Management Company disclaims beneficial ownership of the shares. Capital Research and Management Company is located at 333 South Hope Street, Los Angeles, CA 90071.

(9)	Represents the number of shares beneficially owned as of December 31, 2001.

(10)	Represents shares held by OrbiMed Advisors LLC. OrbiMed Advisors Inc. is the investment manager of OrbiMed Advisors LLC, and Samuel D. Isaly is the managing member of OrbiMed Advisors LLC and President of OrbiMed Advisors Inc. OrbiMed Advisors LLC, OrbiMed Advisors Inc. and Samuel D. Isaly have shared voting and dispositive power over the shares. OrbiMed Advisors LLC is located at 767 Third Avenue, 6th Floor, New York, NY 10010

(11)	Represents the number of shares beneficially owned as of February 15, 2002.

(12)	Total number of shares includes 1,646,327 shares of common stock held by entities affiliated with directors and executive officers. See footnotes 1 through 6 above.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           Relationship with Amphora Discovery Corp. In September 2001, we formed a new, independently funded and managed company, Amphora Discovery Corp., to create and commercialize comprehensive chemical genomics information detailing the interactions of small molecules with a broad array of gene products. Venture capitalists invested $25 million in Amphora, and entered into agreements to invest up to an additional $10 million if requested by Amphora. Our ownership in Amphora is now approximately 28% but would be further reduced if part or all of the additional $10 million were to be invested by Amphora’s venture capitalists. The venture capitalists that have invested in Amphora include ARCH Venture Partners and Venrock Associates. One of our directors, Robert T. Nelsen, is a Managing Director of ARCH, and another of our directors, Anthony B. Evnin, is a General Partner of Venrock. Arch and Venrock each own more than a 10% equity interest in Amphora. In addition, James L. Knighton, our Executive Vice President and Chief Financial Officer, and Michael R. Knapp, Ph.D., our Vice President of Corporate Development have entered into separate consulting agreements with Amphora pursuant to which Mr. Knighton purchased 450,000 shares and Dr. Knapp purchased 900,000 shares of Amphora’s common stock at $0.10 per share. Other than reimbursement of expenses, Mr. Knighton and Dr. Knapp receive no additional compensation under these agreements.

10.

          Severance Agreement. In August 2001, we entered into a severance agreement with Calvin Y.H. Chow, our former Chief Operating Officer, pursuant to which Mr. Chow was paid all accrued salary, unused flex leave and vacation time. To assist us in this transition, we retained Mr. Chow as a consultant through February 28, 2003 and agreed to pay him $23,175 per month for his services. During the first 12 months of the consulting period, Mr. Chow’s stock options will continue to vest. On August 31, 2002, all his unvested shares will vest and become immediately exercisable at that time.

          Indebtedness of Management. In March 1997, we loaned Michael R. Knapp, our Vice President of Corporate Development, $200,000 in connection with the purchase of a residence. The interest on this loan is 6.61% per year and begins to accrue on January 1, 2002. The principal and accrued interest is to be repaid in five equal annual installments beginning June 30, 2002. The promissory note will accelerate and become due and payable should Dr. Knapp’s employment with us be terminated for any reason. The promissory note is full recourse and is secured by a deed of trust on the residence.

           In July 1999, we loaned Daniel L. Kisner, M.D., our President and Chief Executive Officer, $425,000 in connection with the purchase of a residence. In July 2000, we increased the loan amount by $75,000 to a total of $500,000. The loan has a maximum term of six years with an annual interest rate of 5.96%. At December 31, 2001, Dr. Kisner owed us $315,000. In connection with Dr. Kisner’s 2001 performance review, a total of $118,744 of Dr. Kisner’s housing loan and associated interest was forgiven in 2002.

          Stock Options. See the section above entitled “Executive Compensation” for a description of stock options granted to our directors and executive officers.

           Indemnification Agreements. We have entered into indemnification agreements with our directors and officers for the indemnification of these persons to the full extent permitted by law. We also intend to execute these agreements with future directors and officers.

          Consulting Agreements. We have entered into separate consulting agreements with David V. Milligan and Regis P. McKenna. See section above entitled “Executive Compensation — Director Compensation” for a discussion of these agreements.

11.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 29, 2002.

CALIPER TECHNOLOGIES CORP.

By:	/s/ JAMES L. KNIGHTON James L. Knighton Executive Vice President and Chief Financial Officer

12.