Form 10-Q
period 2002-03-31
CALIPER TECHNOLOGIES CORP
filed 2002-05-15
CIK 1014672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the period ended March 31, 2002

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from                             to                            .

Commission file # 000-28229

CALIPER TECHNOLOGIES CORP.

(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	33-0675808 (I.R.S. Employer Identification Number)

605 FAIRCHILD DRIVE
MOUNTAIN VIEW, CA 94043-2234
(Address and zip code of principal executive offices)

Registrant’s telephone number, including area code: (650) 623-0700

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

COMMON SHARES OUTSTANDING ON APRIL 30, 2002: 24,285,496

CALIPER TECHNOLOGIES CORP.

     PART I. FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS

CALIPER TECHNOLOGIES CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31,	December 31,
	2002	2001

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$23,026	$10,655
Marketable securities	128,318	155,521
Accounts receivable	2,314	1,130
Accounts receivable-related party	67	1,179
Inventories	5,116	3,411
Prepaid expenses and other current assets	3,727	2,311
Investment in Aclara common stock	3,006	4,563
Other receivable	28,040	26,949

Total current assets	193,614	205,719
Security deposits	3,200	3,200
Property and equipment, net	14,237	12,581
Notes receivable from officers	375	475
Other assets, net	540	568

Total assets	$211,966	$222,543

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,032	$1,808
Accrued compensation	2,594	3,135
Other accrued liabilities	333	357
Deferred revenue	2,375	3,082
Current portion of equipment financing	2,170	2,027

Total current liabilities	10,504	10,409
Noncurrent portion of equipment financing	3,435	3,749
Deferred revenue	287	221
Other noncurrent liabilities	1,751	1,600
Commitments and contingencies
Stockholders’ equity:
Common stock	24	24
Additional paid-in capital	251,643	251,357
Deferred stock compensation	(1,786)	(2,232)
Accumulated deficit	(54,288)	(44,602)
Accumulated other comprehensive income	396	2,017

Total stockholders’ equity	195,989	206,564

Total liabilities and stockholders’ equity	$211,966	$222,543

See accompanying notes.

CALIPER TECHNOLOGIES CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended March 31,

	2002	2001

Revenue:
Product revenue	$3,195	$1,345
Related party revenue	1,720	—
License fees and contract revenue	2,126	8,448

Total revenue	7,041	9,793
Costs and expenses:
Cost of product revenue	2,093	978
Cost of product revenue-related party	444	—
Research and development	11,052	8,853
Selling, general and administrative	4,657	3,190
Amortization of deferred stock compensation (1)	446	768

Total costs and expenses	18,692	13,789

Operating loss	(11,651)	(3,996)
Interest income, net	1,965	2,900
Gain on settlement of litigation	—	27,500

Net income (loss)	$(9,686)	$26,404

Net income (loss) per share, basic	$(0.40)	$1.11

Shares used in computing net income (loss) per share, basic	24,237	23,835

Net income (loss) per share, diluted	$(0.40)	$1.03

Shares used in computing net income (loss) per share, diluted	24,237	25,681

(1) Amortization of deferred stock compensation relates to the following:
Research and development	$290	$268
General and administrative	156	500

Total	$446	$768

See accompanying notes.

CALIPER TECHNOLOGIES CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended
	March 31,

	2002	2001

Operating activities
Net income (loss)	$(9,686)	$26,404
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on settlement of litigation and non-cash license revenue	—	(32,500)
Depreciation and amortization	1,249	746
Amortization of deferred stock compensation	446	768
Stock options issued to non-employees	(7)	(58)
Changes in operating assets and liabilities:
Accounts receivable and other receivable	(697)	1,954
Inventories	(1,705)	(1,812)
Prepaid expenses and other current assets	(325)	(289)
Security deposits and other assets	28	—
Notes receivable from officers	100	100
Accounts payable and other accrued liabilities	1,200	(1,606)
Accrued compensation	(541)	(74)
Deferred revenue	(641)	(630)
Other noncurrent liabilities	151	138

Net cash used in operating activities	(10,428)	(6,859)

Investing activities
Purchases of marketable securities	(43,823)	(68,572)
Proceeds from sale of marketable securities	33,149	22,645
Proceeds from maturities of marketable securities	36,256	27,180
Purchase of property and equipment	(2,905)	(1,810)

Net cash provided by (used in) investing activities	22,677	(20,557)

Financing activities
Proceeds from equipment financing	335	400
Payments of obligations under equipment financing	(506)	(457)
Proceeds from issuance of common stock	293	363

Net cash provided by financing activities	122	306

Net increase (decrease) in cash and cash equivalents	12,371	(27,110)
Cash and cash equivalents at beginning of period	10,655	36,294

Cash and cash equivalents at end of period	$23,026	$9,184

Supplemental disclosure of cash flow information
Interest paid	$171	$160

Supplemental disclosure of significant noncash investing activities
Other receivable	—	25,501
Investment in common stock	—	4,950
Other assets	—	2,049

See accompanying notes.

CALIPER TECHNOLOGIES CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002
(Unaudited)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2001 filed by Caliper Technologies Corp.

PRINCIPLES OF CONSOLIDATION

     Our condensed consolidated financial statements as of March 31, 2002 include the accounts of Caliper Europe GmbH formed on January 22, 2002, and significant intercompany balances and transactions are eliminated.

REVENUE RECOGNITION

     Revenue is earned from Caliper’s collaboration agreement, Technology Access Program agreements, LabChip® High Throughput Screening System, Automated Microfluidics Systems 90, Applications Developer Program, licensing and royalty agreements and government grants.

Collaboration agreement

     Revenue from development activities under Caliper’s collaboration agreement is recorded in the period in which the costs are incurred. Direct costs associated with this contract are reported as research and development expense. Revenue related to the reimbursement of costs for the supply of chips and reagents to Caliper’s collaboration partner is recognized upon shipment. Caliper’s share of gross margin on components of the LabChip® system sold by the collaboration partner is recognized as revenue upon shipment by the collaboration partner to the end user.

Technology access program agreements

     Caliper had entered into multi-year Technology Access Program agreements that included: (1) access to existing technology; (2) a multi-year subscription for technology developed during the subscription period; (3) development and support services; and (4) access to prototype LabChip® systems developed during the subscription period. Caliper allocates the total arrangement fees to each element based on fair value. Fair value is based on renewal rates for subscriptions, prices established by Caliper’s management having the relevant authority for development and support services and the price at which a program participant has the ability to purchase unspecified quantities of a specific prototype product.

     Product revenue is recognized upon transfer of title to the customer. Subscription fees are recognized ratably over the subscription period. When payment of the subscription fee is contingent upon reaching a milestone, revenue is deferred until the milestone is met. Support and development services revenue is recognized in the periods the costs are incurred. In December 2001, the last of the agreements with Caliper’s Technology Access Program customers was amended and converted into a commercial agreement. There are no further technology access fees or subscription fees recognized with products and services purchased by former Technology Access Program customers after December 2001. Revenue is recognized for all former Technology Access Program customers upon shipment and transfer of title to the product to the customer or when the assay development service has been provided by Caliper. Under the amended agreements with Caliper’s Technology Access Program customers, Caliper agreed to convert technology access and subscription fees still outstanding and available towards the purchase of products and services that can be utilized by the customer no later than December 2002. As of March 31, 2002, a total of $317,000 of this revenue was deferred. We expect to recognize this deferred revenue through the fourth quarter of 2002 as products and services are purchased by our previous Technology Access Program customers.

LabChip® High Throughput Screening System, Automated Microfluidics Systems 90 and Applications Developer Program

     Product revenue is recognized upon the transfer of title to customers and is recorded net of discounts and allowances. Service revenue is recognized ratably over the contract service term. Customers are able to purchase instruments, chips, support services and custom solutions directly from Caliper, and they will be charged on a data point pricing basis for their usage of chips. Caliper will offer discounts based on the volume of products and services purchased. Caliper publishes a catalog of our commercially available chips and high throughput system products and the prices for each product configuration. Caliper provides a one-year limited warranty on the High Throughput Screening systems and a 90-day warranty on chips for customers. After the warranty period has expired, customers may purchase annual maintenance contracts from Caliper that entitles them to continued system upgrades and operational support. Caliper also provides custom chip design services to develop new microfluidic applications or expand existing applications. Management will continue to analyze historical returns, current economic trends, and changes in customer demand and acceptance of Caliper’s products when evaluating the necessity and or adequacy in future periods for sales returns and other sales allowance.

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

     As part of the comprehensive settlement agreement with Aclara Biosciences entered into on January 7, 2001, Aclara is obligated to pay Caliper a minimum annual royalty of $2.5 million on licensed product sales in both 2002 and 2003 offset by quarterly royalty payments due on Aclara licensed instrument or LabCard product sales. For the quarter ending March 31, 2002, Caliper recognized $625,000 in minimum royalties on Aclara sales of licensed instruments and LabCards.

Government grants

     Caliper’s grant from the National Institute of Standards and Technology provides for the reimbursement of qualified expenses for research and development as defined under the terms of the grant agreement. Revenue under grant agreements is recognized when the related research expenses are incurred.

STOCK-BASED COMPENSATION

     Caliper accounts for its stock options and equity awards in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and has elected to follow the “disclosure only” alternative prescribed by the Financial Accounting Standards Board’s SFAS No. 123, “Accounting for Stock-Based Compensation.” Caliper accounts for stock options issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force 96-18.

NET INCOME (LOSS) PER SHARE

     Basic net income (loss) per share is calculated based on the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share would give effect to the dilutive effect of common stock equivalents consisting of stock options and warrants (calculated using the treasury stock method). Potentially dilutive securities have been excluded from the diluted earnings per share computations as they have an antidilutive effect due to Caliper’s net loss.

     A reconciliation of shares used in the calculations is as follows (in thousands):

	Three Months Ended
	March 31,

	2002	2001

Basic:
Weighted-average shares of common stock outstanding	24,240	23,853
Less: weighted-average shares subject to repurchase	(3)	(18)

Weighted-average shares used in basic net income (loss) per share	24,237	23,835

Diluted:
Weighted average shares of common stock outstanding	24,240	23,853
Plus: weighted average shares of common stock equivalents	—	1,846
Less: weighted average shares subject to repurchase	(3)	(18)

Weighted average shares used in diluted net income (loss) per share	24,237	25,681

NOTE 2 — INVENTORIES

     Inventories consist of the following (in thousands):

	March 31,	December 31,
	2002	2001

Raw material	$2,053	$1,952
Work in process	2,163	657
Finished goods	900	802

Total	$5,116	$3,411

NOTE 3 — COMPREHENSIVE INCOME (LOSS)

     The components of comprehensive income (loss) for the three months ended March 31, 2002 and 2001 are as follows (in thousands):

	Three Months Ended
	March 31,

	2002	2001

Net income (loss)	$(9,686)	$26,404
Unrealized gain (loss) on marketable securities	(1,621)	898

Comprehensive income (loss)	$(11,307)	$27,302

NOTE 4 — RELATED PARTY

     For the quarter ended March 31, 2002, Caliper reported $1.7 million in related party revenues from sales of Caliper 250 High Throughput Screening System products, LabChips, datapoints and assay development services to Amphora. Of the $1.7 million, $785,000 related to high throughput screening system products and, Caliper deferred 28% of the gross profit, or $98,000 that reflects Caliper’s retained ownership interest in the products sold to Amphora. Since commencement of high throughput screening system product sales to Amphora in September 2001, Caliper has deferred $461,000 of the gross profits on these sales. Caliper recognized $21,000 of this deferred gross profit in 2001 and $30,000 for the quarter ended March 31, 2002. The remaining $410,000 will be recognized as revenue ratably over the next 36 months as Amphora records depreciation on its Caliper 250 High Throughput Screening Systems.

NOTE 5 — LITIGATION

     On March 22, 1999, Caliper filed a lawsuit in California Superior Court for the County of Santa Clara against Aclara Biosciences, Inc. and Caliper’s former patent counsel, a patent attorney named Bertram Rowland, and his former law firm, Flehr, Hohbach, Test, Albritton and Herbert alleging that all the defendants misappropriated certain of Caliper’s trade secrets relating to Caliper business plans, patents and intellectual property strategy. The suit also alleges that Caliper’s former patent counsel committed a breach of the duties they owed to Caliper as its former attorneys. On September 14, 2000, Caliper reached a settlement agreement with Dr. Rowland and Flehr, Hohbach, Albritton, Test and Herbert in this case. The settlement provided Caliper with a $12.0 million cash payment from these defendants as well as other terms. This settlement had no effect on Caliper’s lawsuits with Aclara. In this same case, on October 27, 2000, the jury returned a verdict in favor of Caliper and against Aclara on Caliper’s claims for misappropriation of trade secrets and conversion of property. The jury awarded Caliper $52.6 million for damages to Caliper and unjust enrichment to Aclara, which the court reduced to $35.6 million.

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

     Commencing on June 7, 2001, Caliper and three of its officers and directors (David V. Milligan, Daniel L. Kisner and James L. Knighton) were named as defendants in three securities class action lawsuits filed in the United States District Court for the Southern District of New York. The cases have been consolidated under the caption In re Caliper Technologies Corp. Initial Public Offering Securities Litigation, 01 Civ. 5072 (SAS) (GBD). Similar complaints were filed in the same Court against hundreds of other public companies that conducted IPOs of their common stock since the late 1990s (the “IPO Lawsuits”). On August 8, 2001, the IPO Lawsuits were consolidated for pretrial purposes before United States Judge Shira Scheindlin of the Southern District of New York. Together, those cases are denominated In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS). On April 19, 2002, a Consolidated Amended Complaint was filed alleging claims against Caliper and the individual defendants under Sections 11 and 15 of the Securities Act of 1933, and under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as well as Rule 10b-5 promulgated thereunder. The Consolidated Amended Complaint also names certain underwriters of Caliper’s December 1999 initial public offering of common stock. The Complaint alleges that these underwriters charged excessive, undisclosed commissions to investors and entered into improper agreements with investors relating to aftermarket transactions. The Complaint seeks an unspecified amount of money damages. Based on information currently available to Caliper, Caliper believes that the claims alleged against Caliper and its officers and directors are without merit. Caliper intends to defend this case vigorously.

     On April 16, 2002, Caliper filed a lawsuit against Molecular Devices Corporation in the United States District Court for the Northern District of California. In that case, Caliper Technologies Corp. v. Molecular Devices Corporation, No. C-02-1837 (N.D. Cal.), Caliper asserts that Molecule Devices’ IMAP ™ products infringe one or more claims of United States Patent No. 6,287,774, which Caliper owns. Caliper’s complaint seeks both injunctive relief precluding further infringement of the patent and damages. The answer to the Complaint was filed on May 8 and asserts a counterclaim seeking a declaratory judgment that the patent is not infringed and is invalid. Caliper believes the counterclaim to be without merit. The litigation is still at an early stage, and no trial date has yet been set by the court.

NOTE 6 — RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.” The statements eliminate the pooling-of-interests method of accounting for business combinations and require that goodwill and certain intangible assets not be amortized. Instead, these assets will be reviewed for impairment annually with any related losses recognized in earnings when incurred. The statements will be effective for Caliper as of January 1, 2002 for any existing goodwill and intangible assets and for business combinations initiated after June 30, 2001. Caliper has not recorded goodwill and other intangibles or entered into any business combinations as of March 31, 2002.

     In July 2001, the FASB also issued SFAS No. 143, “Accounting for Asset Retirement Obligations” and in August 2001, issued No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and is effective for financial statements issued for years beginning after June 15, 2002. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets, superseding SFAS No. 121 and is effective for Caliper January 1, 2002. The adoption of FASB No. 144 did not have a material impact on Caliper’s financial position or results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of March 31, 2002 and for the three month periods ended March 31, 2002 and March 31, 2001 should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2001.

     The discussion in this report contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this report should be read as applying to all related forward-looking statements wherever they appear in this report. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to these differences include those discussed in “—Factors Affecting Operating Results” below as well as those discussed elsewhere.

Overview

     We are a leader in lab-on-a-chip technologies that miniaturize, integrate and automate many laboratory processes. We develop, manufacture and sell our proprietary LabChip systems to pharmaceutical and other companies. We believe our LabChip systems have the potential to assemble the power and reduce the scale of entire laboratories full of equipment and people. From Caliper’s inception in July 1995 through September 2001, our operating activities were primarily devoted to research, development and commercialization of technologies involving the manipulation of very small amounts of fluid, which are referred to as “microfluidic technologies,” and first-generation products such as the Agilent 2100 Bioanalyzer, LabChip kits and our high throughput screening systems, recruiting personnel, business development, raising capital and acquiring assets. During this period our revenues were principally from contract services and, to a lesser extent, from product sales. In September 2001, we initiated a new commercial program for selling our high throughput screening (HTS) products. This program replaced our fee-based Technology Access Program with direct sales of instruments, chips, services and custom solutions to customers based upon a product catalogue and established price list. We also introduced a new instrument platform, the Caliper 250 HTS system, which includes instruments for assay development and screening, and a menu of chips that perform standard assays.

     Since our inception, we have incurred significant losses and, as of March 31, 2002, we had an accumulated deficit of $54.3 million. Our losses have resulted principally from costs incurred in research and development, manufacturing scale-up, and from general and administrative costs associated with our operations. We expect to continue to incur substantial research and development, manufacturing scale-up and general and administrative costs. As a result, we will need to generate significantly higher revenue to achieve profitability.

     To date, we have generated a substantial portion of our revenue from a limited number of sources. During the quarter ended March 31, 2002, Amphora, a related party, alone accounted for 24% our revenue, Agilent alone accounted for 30% of our revenue and one commercial customer accounted for 13% of our revenue. During the quarter ended March 31, 2001, our initial licensing of the Ramsey family of patents to Aclara accounted for 51% of our revenue, Agilent alone accounted for 24% of our revenue and our three Technology Access Program customers collectively accounted for 18% of our revenue in this period. Although we are seeking to expand our customer base, we cannot assure you that these efforts will be successful.

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

     In May 2002, we notified Agilent of our election to terminate the exclusive collaboration portion of the agreement between the companies, effective as of May 2003. We are currently engaged in negotiations with Agilent regarding the terms of an ongoing relationship between the parties beyond May 2003. If we do not enter into a new agreement before that time, then under the existing agreement the parties’ relationship would change, including as follows: we will cease to receive development funding for new products; we will grant Agilent a non-exclusive license to use the lab-on-a-chip technologies that we have developed up to that time in order to develop new products in substantially the same field that applied during the collaboration; we will also transfer chip manufacturing know-how and receive royalties on Agilent’s sales of systems that employ our patented technologies; and beginning in November 2003, both Caliper and Agilent will have the right to sell collaboration products, with reciprocal supply arrangements.

Results of Operations

Three Months Ended March 31, 2002 and 2001

     Revenue. Total revenue was $7.0 million for the three months ended March 31, 2002 as compared to $9.8 million for the same three-month period in 2001. This decrease in comparable first quarter total revenues was principally from the initial $5.0 million in licensing fees that was part of a litigation settlement with Aclara BioSciences included in last year’s first quarter total revenues, offset by substantial increases in product sales to commercial customers, Amphora Discovery Corp., a related party, and from our collaboration with Agilent.

     Related party sales were $1.7 million for the three months ended March 31, 2002 resulting from sales of the Caliper 250 HTS System products to Amphora Discovery Corp. There were no related party revenues for the corresponding period of 2001. Product revenue from unrelated customers was $3.2 million for the three months ended March 31, 2002 compared to $1.3 million in the same three-month period in 2001. This increase of $1.9 million in first quarter product revenues over last year was driven by a 38% product volume growth under our commercial collaboration with Agilent, and a 287% increase in high throughput system product sales to commercial customers. Additionally, we experienced this increase in high throughput system product sales in part due to some of our conversion from a fee-based technology access program model to a commercial high throughput screening products business.

     License fees and contract revenues decreased to $2.1 million for the quarter ended March 31, 2002, compared to $8.4 million for the same period in 2001 due to the anticipated declines in our Technology Access Program contract revenue and licensing fees. As a result of our conversion from a fee-based technology access program model to a commercial high throughput screening products business, Technology Access Program contract revenues declined $1.5 million in the first quarter of 2002 as compared to the same period of 2001. Licensing fees declined $4.4 million in the first quarter of 2002 as compared to the similar period in 2001 as a result of the $5.0 million initial licensing fee for the Ramsey family of patents to Aclara included in the first quarter of 2001.

     Cost of Product Revenues. Cost of product revenue represents manufacturing costs incurred in the microfluidic instrument production process, including component materials, assembly labor and overhead, packaging and delivery cost. Cost of products sold was $444,000 for the related party sales to Amphora Discovery Corp. for the three months ended March 31, 2002. The profit margins on product sales to Amphora will vary due to the volume of products purchased and the corresponding commercial volume discounts earned. Cost of all other products sold were $2.1 million for the three months ended March 31, 2002 compared to $978,000 in the same period of 2001. Profit margins on product sales to unrelated customers in the first quarter of 2002 improved to $1.1 million as compared to $367,000 in the comparable period of 2001 due to the increased sales of Agilent 2100 Bioanalyzer systems and sales of Caliper’s own products. Product mix will affect future profit margins as Caliper earns a higher return from its own products sold as opposed to sharing gross margin revenues on collaboration products with Agilent Technologies.

     Research and Development Expenses. Research and development expenses consist primarily of salaries and related personnel costs, fees paid to consultants and outside service providers for chip development, material costs for prototype and test units, legal expenses resulting from intellectual property prosecution, and other expenses related to the design, development, testing and enhancement of our products. We expense our research and development costs as they are incurred. Research and development expenses were $11.1 million for the three months ended March 31, 2002 compared to $8.9 million for the same three-month period of 2001. This increase of $2.2 million was primarily attributable to continued growth of research and development activities, including $1.8 million related to increased personnel and services to support our expanded next generation high throughput system and microfluidic chip development, partner collaboration and initial product launches and $290,000 due to expansion in research facilities and activities.

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

     Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, recruiting expenses, marketing and product promotional costs, professional fees, and other corporate expenses including business development and general legal activities. Selling, general and administrative expenses were $4.7 million for the quarter ended March 31, 2002 compared to $3.2 million for the quarter ended March 31, 2001. The increase of $1.5 million was primarily related to $521,000 in expanded product promotion, salesforce detailing and marketing research efforts, $429,000 for legal fees related to expanded patent registration and commercial initiatives and the remaining balance due to overall expansion in our operations and facilities. We expect selling and administrative expenses to continue to increase over the next several years to support our growing business activities and the commercialization of our products.

     Amortization of Deferred Stock Compensation. Deferred stock compensation represents the difference between the deemed fair value of our common stock for accounting purposes and the exercise price of options at the date of grant. This amount is being amortized over the respective vesting periods of the individual stock options using the graded vesting method. We recorded amortization of deferred compensation of $446,000 in the three months ended March 31, 2002, compared to $768,000 as of March 31, 2001. We expect to record amortization expense for deferred compensation as follows: $994,000 for the remainder of 2002, $670,000 during 2003 and $122,000 during 2004. The amount of deferred compensation expense to be recorded in future periods may decrease if unvested options for which deferred compensation has been recorded are subsequently canceled.

     Interest Income, Net. Interest income, net consists of income from our cash and investments offset by expenses related to our financing obligations. Interest income, net was $2.0 million for the three months ended March 31, 2002 compared to $2.9 million for the comparable three months of 2001. The decrease primarily resulted from a lower cash, cash equivalents and marketable securities balances during the first quarter of 2002 as compared to the same period in 2001 and, to a lesser extent, the declining interest rate yields in the first quarter of 2002 as compared to last year.

     Gain on Settlement of Litigation. The litigation settlement was $27.5 million for the quarter ended March 31, 2001, resulting from the comprehensive settlement agreement with Aclara for the dismissal of all suits and countersuits between the two companies, which occurred in January 2001.

LIQUIDITY AND CAPITAL RESOURCES

     Our cash, cash equivalents and marketable securities were $151.3 million at March 31, 2002 compared to $166.2 million at December 31, 2001. We used cash of $10.4 million for operations for the three-month period ended March 31, 2002 as compared to $6.9 million for the comparable period in 2001. Cash used in the three months ended March 31, 2002 consisted primarily of the net loss of $9.7 million, changes in operating assets and liabilities of $2.4 million, offset in part by non-cash charges of $1.7 million related to amortization of deferred stock compensation and depreciation and amortization expense. We also have $3.2 million in a market rate account at March 31, 2002 pledged for facilities deposits compared to $3.0 million at March 31, 2001.

     As of March 31, 2002, we have a committed capital resource of $32.5 million as a result of a litigation settlement. As a component of the settlement agreement, Aclara has effectively guaranteed the value of the Aclara common stock to be $32.5 million at the time of our sale of the stock, provided that the sale occurs in the period from 18 months to 24 months from the effective date of the settlement agreement. Aclara has entered into a fully-funded $32.5 million standby letter of credit in favor of us to secure its performance under this potential obligation.

     Net cash provided by investing activities was $22.7 million for the three months ended March 31, 2002 as compared to net cash used in investing of $20.6 million for the comparable period in 2001. Net cash used in investing consists primarily of purchases of available-for-sale investments as well as capital expenditures offset by proceeds from sales and maturities of available-for-sale investments.

     Net cash provided by financing activities was $122,000 for the three months ended March 31, 2002 as compared to $306,000 for the comparable period in 2001. Net proceeds from financing activities for the quarter ended March 31, 2002 consisted of $335,000 from equipment financing and $293,000 from employee stock option exercises, offset by repayments of equipment financing arrangements of $506,000. Net proceeds from financing activities for the quarter ended March 31, 2001 consisted of $400,000 from equipment financing and $363,000 from employee stock option exercises, offset by repayments of equipment financing arrangements of $457,000.

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

     Other than in 2001, we have experienced significant operating losses each year since our inception and expect to incur substantial additional operating losses for at least the next two years, primarily as a result of expected increases in expenses for manufacturing capabilities, research and product development costs and general and administrative costs. We may not achieve profitability in future years. For example, we experienced net losses of approximately $3.0 million in 1998, $14.4 million in 1999 and $13.3 million in 2000 with only a profit of $3.8 million earned in 2001. Without our litigation settlement and reimbursement of $27.5 million in 2001, we would have also had a net loss in 2001. In the first three months of 2002, we have experienced a loss of $9.7 million. As of March 31, 2002, we had an accumulated deficit of approximately $54.3 million. Our losses have resulted principally from costs incurred in research and development and from general and administrative costs associated with our operations. These costs have exceeded our litigation settlement and reimbursement, interest income and revenue which, to date, have been generated principally from collaborative research and development agreements, technology access fees, cash and investment balances and, to a lesser extent, product sales and government grants.

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

     Third parties may assert infringement or other intellectual property claims against us, such as the Aclara litigation that was settled and is described under Note 5 of “Part I — Item 1. Financial Statements.” We may have to pay substantial damages, including treble damages, for past infringement if it is ultimately determined that our products infringe a third party’s proprietary rights. Further, we may be prohibited from selling our products before we obtain a license, which, if available at all, may require us to pay substantial royalties. Even if these claims are without merit, defending a lawsuit takes significant time, may be expensive and may divert management attention from other business concerns. We are aware of third-party patents that may relate to our technology or potential products. We have also been notified that third parties have attempted to provoke an interference with one issued U.S. patent that we have exclusively licensed to determine the priority of inventions. Any public announcements related to litigation or interference proceedings initiated or threatened against us could cause our stock price to decline. We settled intellectual property litigation with Aclara concerning one family of Aclara patents. However, Aclara could assert other patent infringement claims against us in the future in alternative dispute resolution proceedings established under our settlement agreement. If we are found to be infringing any valid patent claims asserted by Aclara in alternative dispute resolution proceedings, we may be prohibited from selling our products before we obtain a license, which, if available at all, may require us to pay substantial royalties.

We may need to initiate lawsuits to protect or enforce our patents, which would be expensive and, if we lose, may cause us to lose some of our intellectual property rights, which would reduce our ability to compete in the market.

     We rely on patents to protect a large part of our intellectual property and our competitive position. In order to protect or enforce our patent rights, we may initiate patent litigation against third parties, such as the patent infringement suit against Aclara that was settled, and our recent patent infringement suit against Molecular Devices Corporation, that are described under Note 5 of “Part I — Item 1. Financial Statements.” These lawsuits could be expensive, take significant time, and could divert management’s attention from other business concerns. They would put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing. We may also provoke these third parties to assert claims against us. Patent law relating to the scope of claims in the technology fields in which we operate is still evolving and, consequently, patent positions in our industry are generally uncertain. We cannot assure you that we will prevail in any of these suits or that the damages or other remedies awarded, if any, will be commercially valuable. During the course of these suits, there may be public announcements of the results of hearings, motions and other interim proceedings or developments in the litigation. If securities analysts or investors perceive any of these results to be negative, it could cause our stock to decline.

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

     Agilent manufactures, markets and distributes the Agilent 2100 Bioanalyzer under an agreement we entered into in May 1998. We also rely on Agilent for significant financial and technical contributions in the development of products covered by the agreement. Our ability to develop, manufacture and market these products successfully depends significantly on Agilent’s performance under this agreement. Sales of new and innovative instrumentation such as the Agilent 2100 Bioanalyzer involve a long sales cycle, requiring customer training and demonstration periods. Although sales of the Agilent 2100 Bioanalyzer increased in 2001, we cannot predict whether this trend will continue at its current pace, if at all. If Agilent experiences manufacturing or distribution difficulties, does not actively market the Agilent 2100 Bioanalyzer, or does not otherwise perform under this agreement, our revenue from the Agilent 2100 Bioanalyzer may not be material. In addition, we have notified Agilent of our election to terminate the exclusive collaboration portion of the agreement between the companies as of May 2003, and Agilent may terminate the agreement at their discretion at any time. If we do not negotiate a new agreement with Agilent and the collaboration terminates in May 2003 as provided under the current agreement, we would cease to receive development funding from Agilent for new products. Furthermore, the revenue we receive from Agilent for existing collaboration products may grow more slowly or decline.

Agilent may compete with us if our collaboration terminates after May 2003, which could reduce the potential revenue from our independent product sales.

     Under the terms of our agreement with Agilent, if they, or we, terminate our agreement after May 2003, we will grant to Agilent a non-exclusive license to our LabChip technologies as then developed for use in the research products field. Consequently, there is the possibility that we may experience competition from Agilent after May 2003, which would reduce our ability to sell products independently or through other commercial partners. We notified Agilent in May 2002 of our election to terminate the exclusive collaboration portion of the agreement between the companies as of May 2003. This will trigger the license grant described above and the attendant risks of competition unless we negotiate a different agreement with Agilent in the interim.

We have limited experience in manufacturing our products and may encounter manufacturing problems or delays, which could result in lost revenue.

     Although Agilent manufactures the Agilent 2100 Bioanalyzer, we manufacture the chips used in this instrument and also currently manufacture instruments and sipper chips for our high throughput systems. We currently have limited manufacturing capacity for our LabChip system products and experience variability in manufacturing yields for chips. If we fail to deliver chips and high throughput screening products in a timely manner, our relationships with our customers could be seriously harmed, and revenue would decline. We currently have one manufacturing location in Mountain View, California. The actual number of chips we are able to sell or use depends in part upon the manufacturing yields for these chips. We have only recently begun to manufacture significant numbers of sipper chips and are continuing to develop our manufacturing procedures for these chips. In order to offer sipper chips with more than four capillaries for high throughput applications, we will need to continue to achieve consistently high yields in this process. We cannot assure you that manufacturing or quality problems will not arise as we attempt to scale-up our production of chips or that we can scale-up manufacturing in a timely manner or at commercially reasonable costs. If we are unable to consistently manufacture sipper chips or chips for the Agilent 2100 Bioanalyzer on a timely basis because of these or other factors, our product sales will decline. We are currently manufacturing high throughput instruments in-house and in limited volumes. If demand for our high throughput instruments increases, we will either need to expand our in-house manufacturing capabilities or outsource to Agilent or other manufacturers. Our ability to scale-up manufacturing may be compromised by uncertainty regarding the volume of chips for the Agilent 2100 Bioanalyzer that we will need to supply to Agilent in the future. If our exclusive collaboration with Agilent terminates in May 2003 pursuant to the notice we have delivered to Agilent, then Agilent will have the option to manufacture chips itself rather than continue to receive its supply of chips from Caliper. We are currently engaged in negotiations with Agilent on this and other topics, but until such an agreement is reached or we learn Agilent's intentions regarding chip manufacture, we will face uncertainty regarding future demand for these chips from our manufacturing operations.

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

     Historically we have had very few customers and one commercial partner, Agilent, from which we have derived the majority of our revenue and, if we were to lose any one of these, our revenue would decrease substantially. For the quarter ended March 31, 2002,

Agilent, Amphora and one commercial customer accounted for 67% of our total revenue. Agilent, our Technology Access Program customers, Amphora and our initial licensing of the Ramsey family of patents to Aclara in connection with our litigation settlement with them, accounted for 93% of our total revenue for the year ended December 31, 2001. Agilent and three customers accounted for 90% of total revenue for the year ended December 31, 2000. Agilent and four customers accounted for 88% of total revenue in 1999. We have notified Agilent of our election to terminate the exclusive collaboration portion of the agreement between the companies as of May 2003. If we do not negotiate a new agreement with Agilent and the collaboration terminates in May 2003 as provided under the current agreement, we would cease to receive development funding from Agilent for new products. Furthermore, the revenue we receive from Agilent for existing collaboration products may grow more slowly or decline if Agilent stops purchasing chips from Caliper or reduces its efforts to commercialize collaboration products.

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

     We currently have no credit facility or committed sources of capital other than an equipment lease line with $1.5 million unused and available as of March 31, 2002. To the extent operating and capital resources are insufficient to meet future requirements, we will have to raise additional funds to continue the development and commercialization of our technologies. These funds may not be available on favorable terms, or at all. If adequate funds are not available on attractive terms, we may be required to curtail operations significantly or to obtain funds by entering into financing, supply or collaboration agreements on unattractive terms.

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

     Our stock has been trading on the Nasdaq National Market only since mid-December 1999. We initially offered our common stock to the public at $16.00 per share. Since then our stock price has been extremely volatile and has ranged, through May 10, 2002, from a high of approximately $202.00 per share on March 2, 2000 to a low of $7.26 per share on May 8, 2002. Our stock price may drop substantially following an investment in our common stock. We expect that our stock price will remain volatile as a result of a number of factors, including:

•	announcements by analysts regarding their assessment of Caliper and its prospects

•	announcements of our financial results, particularly if they differ from investors’ expectations

•	general market volatility for technology stocks

We have been sued, and are at risk of future securities class action litigation.

     In the Spring and Summer of 2001, class action lawsuits were filed against certain leading investment banks and over 300 companies that did public offerings during the prior several years, including lawsuits against Caliper and certain of its officers and directors as described under Note 5 of “Part I — Item 1. Financial Statements”. This and other securities litigation could result in potential liability, cause us to incur litigation costs and divert management’s attention and resources, any of which could harm our business. In addition, announcements of future lawsuits of this or some other nature, and announcements of events occurring during the course of the current and any future lawsuits, could cause our stock price to drop.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no changes to the quantitative and qualitative disclosures on market risk from the Annual Report on Form 10-K for the year ended December 31, 2001 filed by Caliper Technologies Corp.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Commencing on June 7, 2001, Caliper and three of its officers and directors (David V. Milligan, Daniel L. Kisner and James L. Knighton) were named as defendants in three securities class action lawsuits filed in the United States District Court for the Southern District of New York. The cases have been consolidated under the caption In re Caliper Technologies Corp. Initial Public Offering Securities Litigation, 01 Civ. 5072 (SAS) (GBD). Similar complaints were filed in the same Court against hundreds of other public companies that conducted IPOs of their common stock since the late 1990s (the “IPO Lawsuits”). On August 8, 2001, the IPO Lawsuits were consolidated for pretrial purposes before United States Judge Shira Scheindlin of the Southern District of New York. Together, those cases are denominated In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS). On April 19, 2002, a Consolidated Amended Complaint was filed alleging claims against Caliper and the individual defendants under Sections 11 and 15 of the Securities Act of 1933, and under Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as well as Rule 10b-5 promulgated thereunder. The Consolidated Amended Complaint also names certain underwriters of Caliper’s December 1999 initial public offering of common stock. The Complaint alleges that these underwriters charged excessive, undisclosed commissions to investors and entered into improper agreements with investors relating to aftermarket transactions. The Complaint seeks an unspecified amount of money damages. Based on information currently available to Caliper, Caliper believes that the claims alleged against Caliper and its officers and directors are without merit. Caliper intends to defend this case vigorously.

     On April 16, 2002, Caliper filed a lawsuit against Molecular Devices Corporation in the United States District Court for the Northern District of California. In that case, Caliper Technologies Corp. v. Molecular Devices Corporation, No. C-02-1837 (N.D. Cal.), Caliper asserts that Molecule Devices’ IMAP ™ products infringe one or more claims of United States Patent No. 6,287,774, which Caliper owns. Caliper’s complaint seeks both injunctive relief precluding further infringement of the patent and damages. The answer to the Complaint was filed on May 8 and asserts a counterclaim seeking a declaratory judgment that the patent is not infringed and is invalid. Caliper believes the counterclaim to be without merit. The litigation is still at an early stage, and no trial date has yet been set by the court.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.

ITEM 5. OTHER INFORMATION

     In May 2002, we announced that in July 2002, we will undergo a significant change in our management. Under the new management structure, our Chief Executive Officer, Dr. Daniel Kisner, will become our Chairman of the Board, replacing Dr. David Milligan in this capacity. Dr. Milligan will become our Vice Chairman of the Board. Dr. Michael Knapp, currently our Vice President of Corporate Development, will become our Chief Executive Officer, replacing Dr. Kisner in this capacity. Mr. James L. Knighton, currently our Chief Financial Officer, will become our President and Chief Operating Officer.

     We also announced that we anticipate that, following a period of several months of Dr. Knapp and Mr. Knighton serving in their new capacities, our Board of Directors will elect each of Dr. Knapp and Mr. Knighton as members of the Board.

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

We did not file a Current Report on Form 8-K during the quarter ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALIPER TECHNOLOGIES CORP.

May 15, 2002	By:	/s/ JAMES L. KNIGHTON

James L. Knighton Executive Vice President and Chief Financial Officer

By:	/s/ ANTHONY T. HENDRICKSON

Anthony T. Hendrickson Corporate Controller and Principal Accounting Officer

EXHIBIT INDEX

3.1(1)	Amended and Restated Certificate of Incorporation of Caliper.
3.2(2)	Bylaws of Caliper.
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2(3)	Specimen Stock Certificate.

(1)	Previously filed as Exhibit 3.3 to our Registration Statement on Form S-1, Registration No. 333-88827.

(2)	Previously filed as Exhibit 3.4 to our Registration Statement on Form S-1, Registration No. 333-88827.

(3)	Previously filed as the like-numbered Exhibit to our Registration Statement on Form S-1, Registration No. 333-88827.