Form 10-Q
period 2002-06-30
CALIPER TECHNOLOGIES CORP
filed 2002-08-14
CIK 1014672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2002

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from _________________ to ________________.

Commission file # 000-28229

CALIPER TECHNOLOGIES CORP.

(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	33-0675808 (I.R.S. Employer Identification Number)

605 FAIRCHILD DRIVE
MOUNTAIN VIEW, CA 94043-2234
(Address and zip code of principal executive offices)

Registrant’s telephone number, including area code: (650) 623-0700

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X    No __

COMMON SHARES OUTSTANDING ON JULY 31, 2002: 24,480,101

CALIPER TECHNOLOGIES CORP.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CALIPER TECHNOLOGIES CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30,	December 31,
	2002	2001

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,552	$10,655
Marketable securities	133,182	155,521
Accounts receivable	2,169	1,130
Accounts receivable — related party	1,348	1,179
Inventories	7,126	3,411
Prepaid expenses and other current assets	4,691	2,311
Investment in Aclara common stock	1,548	4,563
Other receivable	29,122	26,949

Total current assets	183,738	205,719
Security deposits	3,200	3,200
Property and equipment, net	14,003	12,581
Notes receivable from officers	335	475
Other assets, net	525	568

Total assets	$201,801	$222,543

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,222	$1,808
Accrued compensation	2,733	3,135
Other accrued liabilities	778	357
Deferred revenue	1,838	3,082
Current portion of equipment financing	2,372	2,027

Total current liabilities	9,943	10,409
Noncurrent portion of equipment financing	3,103	3,749
Deferred revenue	379	221
Other noncurrent liabilities	1,838	1,600
Commitments and contingencies
Stockholders’ equity:
Common stock	24	24
Additional paid-in capital	252,734	251,357
Deferred stock compensation	(1,401)	(2,232)
Accumulated deficit	(65,656)	(44,602)
Accumulated other comprehensive income	837	2,017

Total stockholders’ equity	186,538	206,564

Total liabilities and stockholders’ equity	$201,801	$222,543

See accompanying notes.

CALIPER TECHNOLOGIES CORP.
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

Revenue:
Product revenue	$2,431	$1,843	$5,626	$3,188
Related party revenue	2,427	—	4,147	—
License fees and contract revenue	2,378	3,444	4,504	11,892

Total revenue	7,236	5,287	14,277	15,080
Costs and expenses:
Cost of product revenue	1,923	986	4,016	1,964
Cost of product revenue — related party	1,403	—	1,847	—
Research and development	11,463	9,520	22,515	18,373
Selling, general and administrative	4,817	3,175	9,474	6,365
Amortization of deferred stock compensation (1)	386	672	832	1,440

Total costs and expenses	19,992	14,353	38,684	28,142

Operating loss	(12,756)	(9,066)	(24,407)	(13,062)
Interest income, net	1,388	2,871	3,353	5,771
Gain on settlement of litigation	—	—	—	27,500

Net income (loss)	$(11,368)	$(6,195)	$(21,054)	$20,209

Net income (loss) per share, basic	$(0.47)	$(0.26)	$(0.87)	$0.85

Shares used in computing net income (loss) per share, basic	24,333	23,946	24,285	23,891
Net income (loss) per share, diluted	$(0.47)	$(0.26)	$(0.87)	$0.79

Shares used in computing net income (loss) per share, diluted	24,333	23,946	24,285	25,672
(1) Amortization of deferred stock compensation relates to the following:
Research and development	$251	$234	$541	$502
Selling, general and administrative	135	438	291	938

Total	$386	$672	$832	$1,440

See accompanying notes.

CALIPER TECHNOLOGIES CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended
	June 30,

	2002	2001

Operating activities
Net income (loss)	$(21,054)	$20,209
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on settlement of litigation and non-cash license revenue	—	(32,500)
Depreciation and amortization	2,703	1,627
Amortization of deferred stock compensation	831	1,440
Stock options issued to non-employees	26	(58)
Changes in operating assets and liabilities:
Accounts receivable and other receivable	(366)	2,671
Inventories	(3,715)	(2,786)
Prepaid expenses and other current assets	(2,380)	(554)
Security deposits and other assets	43	—
Notes receivable from officers	140	140
Accounts payable and other accrued liabilities	835	(1,546)
Accrued compensation	(402)	152
Deferred revenue	(1,086)	(2,267)
Other noncurrent liabilities	238	237

Net cash used in operating activities	(24,187)	(13,235)

Investing activities
Purchases of marketable securities	(93,549)	(134,682)
Proceeds from sale of marketable securities	58,123	71,464
Proceeds from maturities of marketable securities	56,585	47,176
Purchase of property and equipment	(4,125)	(2,772)

Net cash provided by (used in) investing activities	17,034	(18,814)

Financing activities
Proceeds from equipment financing	822	1,318
Payments of obligations under equipment financing	(1,123)	(1,137)
Proceeds from issuance of common stock	1,351	1,463

Net cash provided by financing activities	1,050	1,644

Net increase (decrease) in cash and cash equivalents	(6,103)	(30,405)
Cash and cash equivalents at beginning of period	10,655	36,294

Cash and cash equivalents at end of period	$4,552	$5,889

Supplemental disclosure of cash flow information
Interest paid	$339	$320

Supplemental disclosure of significant noncash investing activities
Other receivable	$—	$25,955
Investment in common stock	—	6,984
Other assets	—	(439)

See accompanying notes.

CALIPER TECHNOLOGIES CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2002
(Unaudited)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2001 filed by Caliper Technologies Corp.

PRINCIPLES OF CONSOLIDATION

     Caliper’s condensed consolidated financial statements as of June 30, 2002 include the accounts of Caliper Europe GmbH formed on January 22, 2002. Significant intercompany balances and transactions have been eliminated.

REVENUE RECOGNITION

     Revenue is earned from Caliper’s collaboration agreement with Agilent, LabChip® High Throughput Screening Systems, chips and datapoints, Automated Microfluidics Systems 90, Applications Developer Program, Technology Access Program agreements, licensing and royalty agreements and government grants.

Collaboration agreement

     Revenue from development activities under Caliper’s collaboration agreement with Agilent is recorded in the period in which the costs are incurred. Direct costs associated with this contract are reported as research and development expense. Revenue related to the reimbursement of costs for the supply of chips and reagents to Caliper’s collaboration partner is recognized upon shipment. Caliper’s share of gross margin on components of the LabChip® system sold by the collaboration partner is recognized as product revenue upon shipment by the collaboration partner to the end user.

LabChip® High Throughput Screening System, Automated Microfluidics Systems 90 and Applications Developer Program

     Product revenue is recognized upon the shipment and transfer of title to customers and is recorded net of discounts and allowances. Service revenue is recognized ratably over the contract service term. Customers are able to purchase instruments, chips, support services and custom assay solutions directly from Caliper. In certain cases, they will be charged on a data point pricing basis for their usage of chips. A data point is generated each time a Caliper instrument system introduces a sample into a chip through a sipper in order to perform a particular LabChip® assay. Caliper offers discounts based on the volume of products and services purchased. Caliper publishes a catalog of its commercially available chips and high throughput system products and the prices for each product configuration. Caliper provides a one-year limited warranty on the high throughput screening systems and a 90-day warranty on chips for customers. After the warranty period has expired, customers may purchase annual maintenance contracts from Caliper that entitles them to continued system upgrades and operational support. Caliper also provides custom chip design services to develop new microfluidic applications or expand existing applications. Caliper has not experienced any instances of return of instruments, and insignificant instances of return of chips, parts, and other items. Management will continue to analyze historical returns, current economic trends, and changes in customer demand and acceptance of Caliper’s products when evaluating the necessity and or adequacy in future periods for sales returns and other sales allowances.

Technology access program agreements

     Caliper had entered into multi-year Technology Access Program agreements that included: (1) access to existing technology; (2) a multi-year subscription for technology developed during the subscription period; (3) development and support services; and (4) access to prototype LabChip® systems developed during the subscription period. Caliper allocated the total arrangement fees to each element based on fair value. Fair value was based on renewal rates for subscriptions, prices established by Caliper’s management having the relevant authority for development and support services and the price at which a program participant had the ability to purchase unspecified quantities of a specific prototype product.

     Product revenue was recognized upon the shipment and transfer of title to the customer. Subscription fees were recognized ratably over the subscription period. When payment of the subscription fee was contingent upon reaching a milestone, revenue was deferred until the milestone was met. Support and development services revenue were recognized in the periods the costs were incurred. In December 2001, the last of the agreements with Caliper’s Technology Access Program customers was amended and converted into a commercial agreement. There are no further technology access fees or subscription fees recognized with products and services purchased by former Technology Access Program customers after December 2001. Revenue is recognized for all former Technology Access Program customers upon shipment and transfer of title to the product to the customer or when the assay development service has been provided by Caliper. Under the amended agreements with Caliper’s Technology Access Program customers, Caliper agreed to convert technology access and subscription fees still outstanding and available towards the purchase of products and services that can be utilized by the customer no later than December 2002. As of June 30, 2002, a total of $158,000 of this revenue was deferred. Caliper expects to recognize this deferred revenue through the fourth quarter of 2002 as products and services are purchased by Caliper’s previous Technology Access Program customers.

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

     As part of the comprehensive settlement agreement with Aclara Biosciences entered into on January 7, 2001, Aclara is obligated to pay Caliper a minimum annual royalty of $2.5 million on licensed product sales in both 2002 and 2003 offset by quarterly royalty payments due on Aclara licensed instrument or LabCard product sales. For the six months ending June 30, 2002, Caliper recognized $1.3 million in minimum royalties on Aclara sales of licensed instruments and LabCards.

Government grants

     Caliper’s grant from the National Institute of Standards and Technology (NIST) provides for the reimbursement of qualified expenses for research and development as defined under the terms of the grant agreement. Revenue under grant agreements is recognized when the related research expenses are incurred. The NIST grant was a three-year grant that concluded in December 2001. Caliper recognized a total of $2.0 million under the three-year grant agreement with $540,000, $750,000, and $710,000 recognized for the years ended December 31, 2001, 2000, and 1999, respectively. For the three and six months ended June 30, 2001, Caliper recognized NIST grant revenues of $187,000 and $438,000, respectively.

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

NET INCOME (LOSS) PER SHARE

     Basic net income (loss) per share is calculated based on the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share would give effect to the dilutive effect of common stock equivalents consisting of stock options and warrants (calculated using the treasury stock method). Potentially dilutive securities have been excluded from the diluted earnings per share computations where they have an antidilutive effect due to Caliper’s net loss.

     A reconciliation of shares used in the calculations is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

Basic:
Weighted-average shares of common stock outstanding	24,333	23,960	24,287	23,907
Less: weighted-average shares subject to repurchase	—	(14)	(2)	(16)

Weighted-average shares used in basic net income (loss) per share	24,333	23,946	24,285	23,891

Diluted:
Weighted average shares of common stock outstanding	24,333	23,960	24,287	23,907
Plus: weighted average shares of common stock equivalents	—	—	—	1,781
Less: weighted average shares subject to repurchase	—	(14)	(2)	(16)

Weighted average shares used in diluted net income (loss) per share	24,333	23,946	24,285	25,672

NOTE 2 — INVENTORIES

     Inventories consist of the following (in thousands):

	June 30,	December 31,
	2002	2001

Raw material	$3,547	$1,952
Work in process	2,838	657
Finished goods	741	802

Total	$7,126	$3,411

NOTE 3 — COMPREHENSIVE INCOME (LOSS)

     The components of comprehensive income (loss) for the three and six months ended June 30, 2002 and 2001 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Net income (loss)	$(11,368)	$(6,195)	$(21,054)	$20,209
Unrealized gain (loss) on securities	440	(464)	(1,180)	433

Comprehensive income (loss)	$(10,928)	$(6,659)	$(22,234)	$20,642

NOTE 4 — RELATED PARTY

     For the quarter ended June 30, 2002, Caliper reported $2.4 million in related party sales of Caliper 250 HTS system products, LabChips, datapoints and assay development services to Amphora Discovery Corp. Of the $2.4 million in total sales, $1.5 million related to high throughput screening system products, of which Caliper deferred 28% of the gross profit, or $139,000, which reflects Caliper’s retained ownership interest in the products sold to Amphora. Since commencement of high throughput screening system product sales to Amphora in September 2001, Caliper has deferred $600,000 of the gross profits on these sales. Caliper recognized $21,000 of this deferred gross profit in 2001 and $69,000 for the six months ended June 30, 2002. The remaining $510,000 will be recognized as revenue ratably over the next 36 months as Amphora records depreciation on its Caliper 250 HTS systems.

     In September 2001, Caliper entered into a LabChip Solutions Agreement that provided for the ongoing supply of its high throughput screening systems and chips to Amphora, and for the provision of related services by Caliper to Amphora. Under this agreement, Amphora agreed to purchase a minimum of eleven Caliper instruments by December 31, 2001 and at least eleven additional Caliper HTS instruments in 2002. Amphora has also agreed to purchase datapoints at a fixed amount of $2 million in the first year of the agreement which concludes in September 2002 and a minimum of $4 million to a maximum based on volume of $6 million in the second year of the agreement which begins in October 2002.

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

     On January 7, 2001, Caliper announced a comprehensive settlement agreement with Aclara BioSciences, Inc. of all pending litigation between the two companies. Under the terms of the settlement both companies agreed to dismiss all suits and countersuits in the federal and state court actions and to cross-license selected patents. The settlement provides Caliper with freedom to operate under Aclara’s “022” family of patents, which includes the “015” and other patents, for its glass chips and related instruments through a fully paid, royalty-free license. Under the terms of the agreement, Aclara agreed to pay Caliper $37.5 million due in 2002 over a three-year period in a combination of stock, cash, and committed minimum royalties. Caliper also agreed to license to Aclara the “Ramsey” family of patents for use with Aclara’s polymer chips and related instruments in exchange for license fees and royalties. The two companies have also agreed to an alternative dispute resolution procedure for handling potential future patent disagreements out of court.

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

     Caliper has accounted for this arrangement by initially recording $4.3 million in Aclara stock at fair value, with a note receivable with a corresponding face value of $28.2 million including other receivable for the fully funded letter of credit which was reduced by the initial fair value ($2.7 million) of an embedded derivative. The latter two elements in combination represent the guarantee. The receivable will be accreted to its face value of $28.2 million over the life of the receivable using the level-yield method.

     Commencing on June 7, 2001, Caliper and three of its officers and directors (David V. Milligan, Daniel L. Kisner and James L. Knighton) were named as defendants in three securities class action lawsuits filed in the United States District Court for the Southern District of New York. The cases have been consolidated under the caption In re Caliper Technologies Corp. Initial Public Offering Securities Litigation, 01 Civ. 5072 (SAS) (GBD). Similar complaints were filed in the same Court against hundreds of other public companies that conducted IPOs of their common stock since the late 1990s (the “IPO Lawsuits”). On August 8, 2001, the IPO Lawsuits were consolidated for pretrial purposes before United States Judge Shira Scheindlin of the Southern District of New York. Together, those cases are denominated In re Initial Public Offering Securities Litigation, 21 MC 92(SAS). On April 19, 2002, a Consolidated Amended Complaint was filed alleging claims against Caliper and the individual defendants under Sections 11 and 15 of the Securities Act of 1933, and under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as well as Rule 10b-5 promulgated thereunder. The Consolidated Amended Complaint also names certain underwriters of Caliper’s December 1999 initial public offering of common stock. The Complaint alleges that these underwriters charged excessive, undisclosed commissions to investors and entered into improper agreements with investors relating to aftermarket transactions. The Complaint seeks an unspecified amount of money damages. Caliper and the other issuers named as defendants in the IPO Lawsuits moved on July 15, 2002 to dismiss all claims on multiple grounds. Based on information currently available to Caliper, Caliper believes that the claims alleged against Caliper and its officers and directors are without merit. Caliper intends to defend this case vigorously.

     On April 16, 2002, Caliper filed a lawsuit against Molecular Devices Corporation in the United States District Court for the Northern District of California. In that case, Caliper Technologies Corp. v. Molecular Devices Corporation, No. C-02-1837 (N.D. Cal.), Caliper asserts that Molecule Devices’ IMAP™ products infringe one or more claims of United States Patent No. 6,287,774, which Caliper owns. Caliper’s complaint seeks both injunctive relief precluding further infringement of the patent and damages. The answer to the Complaint was filed on May 8 and an amended answer on June 6, 2002, asserting a counterclaim seeking a declaratory judgment that the patent is not infringed and is invalid. Caliper believes the counterclaim to be without merit and filed its answer on June 7, 2002. The litigation is still at an early stage, and no trial date has yet been set by the court.

NOTE 6 — RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.” The statements eliminate the pooling-of-interests method of accounting for business combinations and require that goodwill and certain intangible assets not be amortized. Instead, these assets will be reviewed for impairment annually with any related losses recognized in earnings when incurred. The statements were effective for Caliper as of January 1, 2002 for any existing goodwill and intangible assets and for business combinations initiated after June 30, 2001. Caliper has not recorded goodwill and other intangibles or entered into any business combinations as of June 30, 2002.

     In July 2001, the FASB also issued SFAS No. 143, “Accounting for Asset Retirement Obligations” and in August 2001, issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and is effective for financial statements issued for years beginning after June 15, 2002. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets, superseding SFAS No. 121 and was effective for Caliper January 1, 2002. The adoption of FASB No. 144 did not have a material impact on Caliper’s financial position or results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 2002 and for the three and six month periods ended June 30, 2002 and June 30, 2001 should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2001.

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

Overview

     We are a leader in lab-on-a-chip technologies that miniaturize, integrate and automate many laboratory processes. We develop, manufacture and sell our proprietary LabChip systems to pharmaceutical and other companies. We believe our LabChip systems have the potential to assemble the power and reduce the scale of entire laboratories full of equipment and people. From Caliper’s inception in July 1995 through September 2001, our operating activities were primarily devoted to research, development and commercialization of technologies involving the manipulation of very small amounts of fluid, which are referred to as “microfluidic technologies,” and first-generation products such as the Agilent 2100 Bioanalyzer, LabChip kits and our high throughput screening systems, recruiting personnel, business development, raising capital and acquiring assets. During this period our revenues were principally from contract services and, to a lesser extent, from product sales. In September 2001, we initiated a new commercial program for selling our high throughput screening (HTS) products. This program replaced our fee-based Technology Access Program with direct sales of instruments, chips, services and custom solutions to customers based upon a product catalog and established price list. We also introduced a new instrument platform, the Caliper 250 HTS system, which includes instruments for assay development and screening, and a menu of chips that perform standard assays.

     Since our inception, we have incurred significant losses and, as of June 30, 2002, we had an accumulated deficit of $65.7 million. Our losses have resulted principally from costs incurred in research and development, manufacturing scale-up, and from sales, general and administrative costs associated with our operations. We expect to continue to incur substantial research and development, manufacturing scale-up and sales, general and administrative costs. As a result, we will need to generate significantly higher revenue to achieve profitability.

     During the quarter ended June 30, 2002, largely due to sales of high throughput screening systems to Amphora Discovery Corp., a corporation that is approximately 28% owned by Caliper, a larger portion of our total revenues, about 62%, was derived from product sales as compared to only about 35% in the similar quarter last year.

     To date we have generated a substantial portion of our revenue from a limited number of sources. In the second quarter of 2002, Amphora alone accounted for 34% our total revenue and 46% of our product revenue, and Agilent Technologies alone accounted for 37% of our total revenue and 33% of our product revenue. For the six months ending June 30, 2002, Amphora alone accounted for 23% our total revenue and 38% of our product revenue, and Agilent alone accounted for 26% of our total revenue and 29% of our product revenue. During the six months ended June 30, 2001, our licensing of the Ramsey family of patents to Aclara accounted for 33% of our total revenue, Agilent alone accounted for 32% of our total revenue and our Technology Access Program customers collectively accounted for 24% of our revenue. There were no related party sales during the six months ended June 30, 2001. Although we are seeking to expand our customer base, we cannot assure you that these efforts will be successful. Additionally, we anticipate Amphora will purchase the four remaining Caliper HTS instruments required under the LabChip Solutions Agreement by September 30, 2002 based on purchase orders already received. Amphora has no further obligation to purchase instruments from us following these four instruments. In addition, certain Technology Access Program partners have remaining purchase obligations that we anticipate will be met over the next several months. Once such obligations have been met, there can be no assurance that these partners will continue to buy Caliper products or services at historical levels, or at all.

     Under our collaboration agreement, Agilent funds our research and development expenditures related to the collaboration, reimburses us for our costs of supplying chips and reagents to Agilent and pays us a share of the gross margin earned on all components of LabChip systems they sell. We record revenue from development and support activities under our collaboration agreement in the period in which the costs are incurred. We report direct costs associated with this contract as research and development expense. We recognize revenue related to the reimbursement of costs for the supply of chips and reagents to Agilent upon shipment. We recognize as revenue our share of gross margin on components of the LabChip system sold by Agilent upon shipment to the end user. Agilent began marketing and sales efforts for the Agilent 2100 Bioanalyzer in late 1999. Sales of new and innovative instrumentation such as the Agilent 2100 Bioanalyzer involve a long sales cycle, requiring customer training and demonstration periods. Sales of the Agilent 2100 Bioanalyzer increased 57% in the second quarter of 2002 as compared to the same period last year and 158% during the course of 2001 as compared to 2000 indicating, we believe, a growing market acceptance of this technology.

     In May 2002, we notified Agilent of our election to terminate the agreement between the companies, effective as of May 2003. We are currently engaged in negotiations with Agilent regarding the terms of an ongoing relationship between the parties beyond May 2003. If we do not enter into a new agreement before that time, then under the existing agreement the parties’ relationship would change, including as follows: we will cease to receive development funding for new products; we will grant Agilent a non-exclusive license to use the lab-on-a-chip technologies that we have developed up to that time in order to develop new products in substantially the same field that applied during the collaboration; we will also transfer chip manufacturing know-how and receive royalties on Agilent’s sales of systems that employ our patented technologies; and beginning in November 2003, both Caliper and Agilent will have the right to sell collaboration products, with reciprocal supply arrangements.

     In July 2002, due to the broader economic slowdown and reduced research and development spending by biopharmaceutical companies that we now believe is affecting Caliper’s sales to customers, Caliper began a detailed strategic review in which we are evaluating each of our products and programs for commercial opportunity, time to market and resource requirements. This review will serve as the basis of our 2003 budget planning process, and may be utilized to allocate resources within Caliper in the remaining months of 2002.

Results of Operations

Three and Six Months Ended June 30, 2002 and 2001

     Revenue. Total revenue was $7.2 million and $14.3 million for the three and six months ended June 30, 2002, respectively, compared to $5.3 million and $15.1 million for the three and six months ended June 30, 2001. The major component of the $1.9 million increase in the second quarter ended June 30, 2002 compared to the same period in 2001 was $2.4 million in sales of our high throughput screening systems and services to a related party, Amphora Discovery Corp., in the second quarter of 2002 for which there were no comparable revenues in the second quarter of 2001. This amount, plus increased sales of $605,000 under our commercial collaboration with Agilent and $625,000 in licensing fees received in the second quarter of 2002 for which no comparable fees were received in the second quarter of 2001, were offset in part by a decrease in contract revenue resulting from our conversion from a fee-based technology access program model to a commercial high throughput screening products business. For the six months ended June 30, 2002, total revenues decreased by $803,000 as compared to the similar six month period last year principally from anticipated declines in contract revenues from our former Technology Access Program customers in the amount of $3.2 million and the initial $5.0 million in licensing fees that was part of a litigation settlement with Aclara BioSciences included in last year’s first quarter total revenues, offset by increases in product sales to commercial customers, Amphora Discovery Corp. and from our collaboration with Agilent.

     Total product sales were $4.5 million and $9.0 million for the three and six months ended June 30, 2002, respectively compared to $1.8 million and $3.2 million for the same three and six month period ended June 30, 2001. Related party sales, all to Amphora Discovery Corp., were $2.4 million and $4.1 million for the three and six months ended June 30, 2002, respectively, resulting primarily from sales of the Caliper 250 HTS system instrument, chips, datapoints and, to a lesser extent, contract assay development services. There were no related party revenues for the corresponding periods of 2001. Product revenue from unrelated customers was $2.4 million and $5.6 million for the three and six months ended June 30, 2002, respectively, compared to $1.8 million and $3.2 million in the same periods in 2001. The increase of $600,000 in second quarter product revenues over the same period last year was primarily driven by a 68% product volume growth under our commercial collaboration with Agilent, with product sales to our other commercial customers relatively unchanged. The increase of $2.4 million in product revenues from unrelated customers for the first six months of 2002 over the similar period last year was driven by a 54% product volume growth under our collaboration with Agilent, and a $1.5 million increase in product sales to our other commercial customers. Datapoint revenues were approximately 13% of total product revenues, the significant majority coming from Amphora Discovery Corp., for both the three and six months ended June 30, 2002 with no corresponding revenues in the same periods last year.

     License fees and contract revenues decreased to $2.4 million and $4.5 million for the three and six months ended June 30, 2002, respectively, compared to $3.4 million and $11.9 million for the same periods in 2001 due to the anticipated declines in our Technology Access Program contract revenue and licensing fees. As a result of our conversion from a fee-based technology access program model to a commercial high throughput screening products business, Technology Access Program contract revenues declined $1.7 million in the second quarter of 2002 and $3.2 for the first six months of 2002 as compared to the same periods of 2001. Licensing fees were $625,000 in the second quarter of 2002 as compared to no similar revenues in the same period last year. For the six months ending June 30, 2002, licensing fees were $1.3 million as compared to $5.0 million in the same six-month period last year.

All licensing fees are from the licensing of the Ramsey family of patents to Aclara with the initial licensing fee of $5.0 million occurring in the first quarter of 2001 and $1.3 million from the minimum royalties on Aclara sales of licensed instruments and LabCards for the first six months of 2002.

     Cost of Product Revenues. Cost of product revenue represents manufacturing costs incurred in the microfluidic instrument and chip production process, including component materials, assembly labor and overhead, packaging and delivery cost. Cost of products sold was $1.4 million and $1.8 million for the related party sales to Amphora Discovery Corp. for the three and six months ended June 30, 2002, respectively. Profit margins were impacted during the second quarter of 2002 from the added volume discounts earned by Amphora due to their higher instrument purchases in the period. The profit margins on product sales to Amphora will vary due to the volume of products purchased and the corresponding commercial volume discounts earned. Cost of all other products sold was $1.9 million and $4.0 million for the three and six months ended June 30, 2002, respectively, compared to $986,000 and $2.0 million in the same periods of 2001. During the quarter ended June 30 2002, due to inconsistent performance, we replaced at our cost a major component in the Caliper 250 HTS systems previously sold to customers as required under our product warranty provisions. This component replacement increased our cost of product revenue by approximately $565,000 during the quarter, of which $273,000 was for replacements on Amphora owned 250 HTS systems, $211,000 for replacements on 250 HTS systems owned by our other unrelated customers and the remainder for replacements of 250 HTS systems on hand. Although warranty costs are common in our business and affect our profit margins quarterly, we do not anticipate major component replacements such as those that occurred in the second quarter to continue in the future. Also, product mix will affect future profit margins as we earn a higher return from our own products sold as opposed to sharing gross margin revenues on collaboration products with Agilent Technologies.

     Research and Development Expenses. Research and development expenses consist primarily of salaries and related personnel costs, fees paid to consultants and outside service providers for chip development, material costs for prototype and test units, legal expenses resulting from intellectual property prosecution, and other expenses related to the design, development, testing and enhancement of our products. We expense our research and development costs as they are incurred. Research and development expenses were $11.5 million and $22.5 million for the three and six months ended June 30, 2002, respectively, compared to $9.5 million and $18.4 million for the same periods of 2001. The increase of $2.0 million during the three months ended June 30, 2002 compared to the same period in 2001 was primarily attributable to continued growth of research and development activities, including $1.4 million related to increased personnel and services to support our expanded next generation high throughput system and microfluidic chip development, partner collaboration and initial product launches and $371,000 due to expansion in research facilities and activities. The increase of $4.1 million during the six months ended June 30, 2002 compared to the same period in 2001 resulted from $3.2 million related to increased personnel and services to support our expanded next generation high throughput system and microfluidic chip development, partner collaboration and initial product launches as a result of a 38% increase in headcount from June 30, 2001, and the remaining increase is due to expansion in research facilities and activities including supplies required for testing and building prototypes.

     Our research and development focus has been on product development in the areas of new applications, microfluidic instruments with expanded capabilities, our LibraryCard system and high throughput genomic systems. We intend to continue developing a broader range of applications for our LabChip technology. We continue to make investments intended to advance and refine our manufacturing processes in order to improve the functionality and reliability of our chips and instruments. We expect to continue our efforts in these areas of research and development even though the risks of being successful are significant and we may not even be able to develop the necessary technology to achieve the advancements we currently envision. We expect research and development spending to continue to increase over the next several years as we expand our research and product development efforts although at a lesser rate than our revenue growth rate.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, recruiting expenses, marketing and product promotional costs, professional fees, and other corporate expenses including business development and general legal activities. Selling, general and administrative expenses were $4.8 million and $9.5 million for the three and six months ended June 30, 2002, respectively, compared to $3.2 million and $6.4 million for the same periods of 2001. The increase of $1.6 million during the three months ended June 30, 2002 compared to the same period in 2001 resulted from $721,000 in expanded product promotion, sales force detailing and marketing research efforts, $447,000 related to compensation primarily for increased sales force personnel, and the remaining balance due to overall expansion in our operations and facilities. The increase of $3.1 million during the six months ended June 30, 2002 compared to the same period in 2001 resulted from $1.2 million in expanded product promotion, sales force detailing and marketing research efforts, $475,000 in compensation again primarily related to increased sales force personnel which was the primary driver of a 36% increase in selling and administrative headcount from June 30, 2001, $614,000 for legal fees related to expanded patent registration and commercial initiatives and the remaining balance due to overall expansion in our operations and facilities. We expect selling and administrative expenses to continue to increase over the next several years to support our growing business activities and the commercialization of our products.

     Amortization of Deferred Stock Compensation. Deferred stock compensation represents the difference between the deemed fair value of our common stock for accounting purposes and the exercise price of options at the date of grant. This amount is being amortized over the respective vesting periods of the individual stock options using the graded vesting method. We recorded amortization of deferred compensation of $386,000 and $832,000, respectively, for the three and six months ended June 30, 2002, compared to $672,000 and $1.4 million for the same periods of 2001. We expect to record amortization expense for deferred compensation as follows: $608,000 for the remainder of 2002, $670,000 during 2003 and $122,000 during 2004. The amount of deferred compensation expense to be recorded in future periods may decrease if unvested options for which deferred compensation has been recorded are subsequently canceled.

     Interest Income, Net. Interest income, net consists of income from our cash and investments offset by expenses related to our financing obligations. Interest income, net was $1.4 million and $3.4 million for the three and six months ended June 30, 2002, respectively, compared to $2.9 million and $5.8 million for the same periods of 2001. The decrease primarily resulted from a lower cash, cash equivalents and marketable securities balances during the second quarter of 2002 as compared to the same period in 2001 and, to a lesser extent, the declining interest rate yields in the first six months of 2002 as compared to last year.

     Gain on Settlement of Litigation. The litigation settlement was $27.5 million for the six months ended June 30, 2001, resulting from the comprehensive settlement agreement with Aclara for the dismissal of all suits and countersuits between the two companies, which occurred in January 2001.

LIQUIDITY AND CAPITAL RESOURCES

     Our cash, cash equivalents and marketable securities were $137.7 million at June 30, 2002 compared to $166.2 million at December 31, 2001. We used cash of $24.2 million for operations for the six-month period ended June 30, 2002 as compared to $13.2 million for the comparable period in 2001. Cash used in the six months ended June 30, 2002 consisted primarily of the net loss of $21.1 million, changes in operating assets and liabilities of $6.7 million, offset in part by non-cash charges of $3.5 million related to amortization of deferred stock compensation and depreciation and amortization expense. We also have $3.2 million in a market rate account at June 30, 2002 pledged for facilities deposits compared to $3.0 million at June 30, 2001.

     As of June 30, 2002, we have a committed capital resource of $32.5 million as a result of a litigation settlement. As a component of the settlement agreement, Aclara has effectively guaranteed the value of the Aclara common stock to be $32.5 million at the time of our sale of the stock, provided that the sale occurs in the period from 18 months to 24 months from the effective date of the settlement agreement. Aclara has entered into a fully-funded $32.5 million standby letter of credit in favor of us to secure its performance under this potential obligation.

     Net cash provided by investing activities was $17.0 million for the six months ended June 30, 2002 as compared to net cash used in investing activities of $18.8 million for the comparable period in 2001. Net cash provided by (used in) investing consists primarily of purchases of marketable securities as well as capital expenditures offset by proceeds from sales and maturities of marketable securities.

     Net cash provided by financing activities was $1.1 million for the six months ended June 30, 2002 as compared to $1.6 million for the comparable period in 2001. Net proceeds from financing activities for the six months ended June 30, 2002 consisted of $822,000 from equipment financing and $1.4 million primarily from the employee stock purchase plan and employee stock option exercises, offset by repayments of equipment financing arrangements of $1.1 million. Net proceeds from financing activities for the six months ended June 30, 2001 consisted of $1.3 million from equipment financing and $1.5 million from the employee stock purchase plan and employee stock option exercises, offset by repayments of equipment financing arrangements of $1.1 million.

     Our capital requirements depend on numerous factors including market acceptance of our products, the resources we devote to developing and supporting our products, and other factors. We expect to devote substantial capital resources to continue our research and development efforts, to expand our support and product development activities, and for other general corporate activities. We also have commitments to Amphora, a related party, to produce and deliver eleven high throughput systems in 2002, which we anticipate to be completed in September 2002. Based on our long term strategic plan, we believe that our current cash balances, together with the revenue to be derived from our collaboration with Agilent and the commercial sales of our microfluidic products and services will be sufficient to fund our operations at least through the year 2003. Actual capital expenditures could vary considerably, however, depending on opportunities that arise over the course of the 2002 and 2003 period. During or after this period, if cash generated by operations is insufficient to satisfy our liquidity requirements, we may need to reduce our research and development efforts, or sell additional equity or debt securities or obtain additional credit arrangements. Additional financing may not be available on terms acceptable to us or at all. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders or force delays in research and product development activities.

FACTORS AFFECTING OPERATING RESULTS

Our LabChip and HTS Systems may not achieve market acceptance, which could cause our revenue to grow slowly or decline.

     Our technologies are still in the early stages of development, and our LabChip and HTS systems incorporating these technologies have only recently been made commercially available. If our LabChip and HTS systems do not continue to gain market further acceptance, we will be unable to generate significant sales and our revenue will decline. The commercial success of our LabChip and HTS systems will depend upon capital spending by our potential customers, and market acceptance of the merits of our LabChip and HTS systems by pharmaceutical and biotechnology companies, academic research centers and other companies that rely upon laboratory experimentation. We have not yet demonstrated these benefits. Market acceptance will depend on many factors, including:

•	our ability to demonstrate the advantages and potential economic value of our LabChip systems over alternative well-established technologies and products

•	our ability to market our high throughput systems

•	the extent of Agilent’s efforts to market the Agilent 2100 Bioanalyzer

     Because the products comprising our LabChip and HTS systems have been in operation for a limited period of time, their accuracy, reliability, ease of use and commercial value have not been fully established. If the initial Agilent 2100 Bioanalyzer customers or our high throughput system customers do not approve of our initial LabChip and HTS systems because these systems fail to generate the quantities and quality of data they expect, are too difficult or costly to use, or are otherwise deficient, market acceptance of these LabChip and HTS systems would suffer and further sales may be limited. We cannot assure you that these customers’ efforts to put our LabChip and HTS systems into use will continue or will be expeditious or effective. Potential customers for our high throughput systems may also wait for indications from our initial high throughput system customers that our high throughput systems work effectively and generate substantial benefits. Further, non-acceptance by the market of our initial LabChip and HTS systems could undermine not only those systems but subsequent LabChip and HTS systems as well.

If we do not successfully introduce new products and expand the range of applications for our LabChip and HTS Systems, we may experience a decline in revenue or slow revenue growth and may not achieve or maintain profitability.

     We intend to develop LabChip and HTS systems with increasingly high throughput capabilities and develop a broad range of applications for our LabChip technology. If we are unable to do so, our LabChip and HTS systems may not become widely used and we may experience a decline in revenue or slow revenue growth and may not achieve or maintain profitability.

     We must continue to develop applications for our high throughput systems. We currently have several assays in development, including a lipid-modulating assay, an enabling assay to screen targets that cannot be done in an HTS lab today; an on-chip eletrophoretic assay that should further reduce reagent usage for targets such as kinases; a twelve sipper chip which should increase throughput of the off-chip electrophoresis assay; and a calcium flux assay for G-protein coupled receptors (GPCRs), which will be our first cell-based assay. In addition to these assays in late-stage development, we are creating a cell-based ion channel assay. If we are not able to complete the development of these applications, or if we experience difficulties or delays, we may lose our current customers and may not be able to obtain new customers.

     We must develop new applications for existing LabChip instruments, which we may not be able to do. The Agilent 2100 Bioanalyzer uses LabChip kits that we specifically design for each application. We currently have LabChip kits commercially available for seven applications relating to DNA, RNA, protein sizing, and quantification and analyzing cells. DNA and RNA are commonly used acronyms for chemicals that contain, or transmit, genetic information in living things. We currently are developing LabChip kits for other applications. If we are unable to develop LabChip kits for specific applications required by potential customers, those customers may not purchase the Agilent 2100 Bioanalyzer.

We expect to incur future operating losses and may not achieve profitability.

     Other than in 2001, we have experienced significant operating losses each year since our inception and expect to incur substantial additional operating losses for at least the next two years, primarily as a result of expected increases in expenses for manufacturing capabilities, research and product development costs and general and administrative costs. We may not achieve profitability in future years. For example, we experienced net losses of approximately $3.0 million in 1998, $14.4 million in 1999 and $13.3 million in 2000 with only a profit of $3.8 million earned in 2001. Without our litigation settlement and reimbursement of $27.5 million in 2001, we would have also had a net loss in 2001. In the first six months of 2002, we have experienced a loss of $21.1 million. As of June 30, 2002, we had an accumulated deficit of approximately $65.7 million. Our losses have resulted principally from costs incurred in research and development and from general and administrative costs associated with our operations. These costs have exceeded our litigation settlement and reimbursement, interest income and revenue which, to date, have been generated principally from collaborative research and development agreements, technology access fees, cash and investment balances and, to a lesser extent, product sales and government grants.

Our operating results fluctuate significantly and any failure to meet financial expectations may disappoint securities analysts or investors and result in a decline in our stock price.

     Our quarterly operating results have fluctuated significantly in the past and we expect they will fluctuate in the future as a result of many factors, some of which are outside of our control. For example, our revenues have varied dramatically as a result of product sales, new customers joining our Technology Access Program and product shipments. It is possible that in some future quarter or quarters, our operating results will be below the expectations of securities analysts or investors. In this event, the market price of our common stock may fall abruptly and significantly. Because our revenue and operating results are difficult to predict, we believe that period-to-period comparisons of our results of operations are not a good indication of our future performance.

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

Amphora Discovery Corp., a related party and key customer, is a development stage company and we have no assurance of their continued purchases of our products and services at current levels.

     Amphora, which is independently managed and funded, has a significant on-going relationship with Caliper. Caliper currently has a 28% ownership interest in Amphora and has the right to appoint two representatives to its board. Amphora is currently Caliper’s largest HTS customer. As a development stage company, there can be no assurances that Amphora will become commercially successful or that over time its business strategy will not change. If Amphora stops using Caliper’s HTS systems, we could experience a significant decline in revenues.

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

     Under the terms of our agreement with Agilent, if they, or we, terminate our agreement after May 2003, we will grant to Agilent a non-exclusive license to our LabChip technologies as then developed for use in the research products field. Consequently, there is the possibility that we may experience competition from Agilent after May 2003, which would reduce our ability to sell products independently or through other commercial partners. We notified Agilent in May 2002 of our election to terminate the agreement between the companies as of May 2003. This will trigger the license grant described above and the attendant risks of competition unless we negotiate a different agreement with Agilent in the interim.

We have limited experience in manufacturing our products and may encounter manufacturing problems or delays, which could result in lost revenue.

     Although Agilent manufactures the Agilent 2100 Bioanalyzer, we manufacture the chips used in this instrument and also currently manufacture instruments and sipper chips for our high throughput systems. We currently have limited manufacturing capacity for our LabChip and HTS system products and experience variability in manufacturing yields for chips and high throughput screening products. If we fail to deliver chips and high throughput screening products in a timely manner, our relationships with our customers could be seriously harmed, and revenue would decline. We currently have one manufacturing location in Mountain View, California. The actual number of chips we are able to sell or use depends in part upon the manufacturing yields for these chips. We have only recently begun to manufacture significant numbers of sipper chips and are continuing to develop our manufacturing procedures for these chips. In order to offer sipper chips with more than four capillaries for high throughput applications, we will need to continue to achieve consistently high yields in this process. We have experienced difficulties in manufacturing both our chips and instruments. We cannot assure you that manufacturing or quality problems will not arise as we attempt to scale-up our production of chips or that we can scale-up manufacturing in a timely manner or at commercially reasonable costs. If we are unable to consistently manufacture sipper chips or chips for the Agilent 2100 Bioanalyzer on a timely basis because of these or other factors, our product sales will decline. We are currently manufacturing high throughput instruments in-house and in limited volumes. If demand for our high throughput instruments significantly increases, we will either need to expand our in-house manufacturing capabilities or outsource to Agilent or other manufacturers. Our ability to scale-up manufacturing may be compromised by uncertainty regarding the volume of chips for the Agilent 2100 Bioanalyzer that we will need to supply to Agilent in the future. If our exclusive collaboration with Agilent terminates in May 2003 pursuant to the notice we have delivered to Agilent, then Agilent will have the option to manufacture chips itself rather than continue to receive its supply of chips from Caliper. We are currently engaged in negotiations with Agilent on this and other topics, but until such an agreement is reached or we learn Agilent’s intentions regarding chip manufacture, we will face uncertainty regarding future demand for these chips from our manufacturing operations.

We are dependent on a sole-source supplier for our glass and if we are unable to buy this component on a timely basis, we will not be able to deliver our products to customers.

     We currently purchase a key component for our chips from a sole-source supplier located in Germany. Although we keep surplus inventory in our Mountain View manufacturing facility, if we are unable to replenish this component on a timely basis, we will not be able to deliver our chips to our customers, which would harm our business.

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

     Historically we have had very few customers and one commercial partner, Agilent, from which we have derived the majority of our revenue and, if we were to lose any one of these, our revenue would decrease substantially. For the six months ended June 30, 2002, Agilent, Amphora and one commercial customer accounted for 72% of our total revenue. Agilent, our Technology Access Program customers, Amphora and our initial licensing of the Ramsey family of patents to Aclara in connection with our litigation settlement with them, accounted for 93% of our total revenue for the year ended December 31, 2001. Agilent and three customers accounted for 90% of total revenue for the year ended December 31, 2000. Agilent and four customers accounted for 88% of total revenue in 1999. We have notified Agilent of our election to terminate the agreement between the companies as of May 2003. If we do not negotiate a new agreement with Agilent and the collaboration terminates in May 2003 as provided under the current agreement, we would cease to receive development funding from Agilent for new products. Furthermore, the revenue we receive from Agilent for existing collaboration products may grow more slowly or decline if Agilent stops purchasing chips from Caliper or reduces its efforts to commercialize collaboration products.

We have reached the final contract year for some of our Technology Access Program agreements.

     The third and final year of our Technology Access Program agreement with Amgen began on January 1, 2001 and was amended for a fourth year in December 2001. In addition, the third and final year of our Technology Access Program agreement with Eli Lilly ended on August 12, 2002. Caliper is currently negotiating with Eli Lilly regarding the possibility of extending the amount of time during which Eli Lilly may use the remaining amounts under the agreement to purchase our HTS products or assay development services. Although we believe that these customers will continue to use LabChip products and services, we may not be able to derive significant revenue from them in the future.

Failure to raise additional capital or generate the significant capital necessary to expand our operations and invest in new products could reduce our ability to compete and result in lower revenue.

     We anticipate that our existing capital resources will enable us to maintain currently planned operations at least through the year 2003. However, we premise this expectation on our current operating plan, which may change as a result of many factors. Consequently, we may need additional funding sooner than anticipated. Our inability to raise capital would seriously harm our business and product development efforts. In addition, we may choose to raise additional capital due to market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of these securities could result in dilution to our stockholders.

     We currently have no credit facility or committed sources of capital other than an equipment lease line with $980,000 unused and available as of June 30, 2002. To the extent operating and capital resources are insufficient to meet future requirements, we will have to raise additional funds to continue the development and commercialization of our technologies. These funds may not be available on favorable terms, or at all. If adequate funds are not available on attractive terms, we may be required to curtail operations significantly or to obtain funds by entering into financing, supply or collaboration agreements on unattractive terms.

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

     Our stock has been trading on the Nasdaq National Market only since mid-December 1999. We initially offered our common stock to the public at $16.00 per share. Since then our stock price has been extremely volatile and has ranged, through August 10, 2002, from a high of approximately $202.00 per share on March 2, 2000 to a low of $3.64 per share on August 5, 2002. Our stock price may drop substantially following an investment in our common stock. We expect that our stock price will remain volatile as a result of a number of factors, including:

•	announcements by analysts regarding their assessment of Caliper and its prospects

•	announcements of our financial results, particularly if they differ from investors’ expectations

•	general market volatility for technology stocks

We have been sued, and are at risk of future securities class action litigation.

     In the Spring and Summer of 2001, class action lawsuits were filed against certain leading investment banks and over 300 companies that did public offerings during the prior several years, including lawsuits against Caliper and certain of its officers and directors as described under Note 5 of “Part I — Item 1. Financial Statements.” This and other securities litigation could result in potential liability, cause us to incur litigation costs and divert management’s attention and resources, any of which could harm our business. In addition, announcements of future lawsuits of this or some other nature, and announcements of events occurring during the course of the current and any future lawsuits, could cause our stock price to drop.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes to the quantitative and qualitative disclosures on market risk from the Annual Report on Form 10-K for the year ended December 31, 2001 filed by Caliper Technologies Corp.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Commencing on June 7, 2001, Caliper and three of its officers and directors (David V. Milligan, Daniel L. Kisner and James L. Knighton) were named as defendants in three securities class action lawsuits filed in the United States District Court for the Southern District of New York. The cases have been consolidated under the caption In re Caliper Technologies Corp. Initial Public Offering Securities Litigation, 01 Civ. 5072 (SAS) (GBD). Similar complaints were filed in the same Court against hundreds of other public companies that conducted IPOs of their common stock since the late 1990s (the “IPO Lawsuits”). On August 8, 2001, the IPO Lawsuits were consolidated for pretrial purposes before United States Judge Shira Scheindlin of the Southern District of New York. Together, those cases are denominated In re Initial Public Offering Securities Litigation, 21 MC 92(SAS). On April 19, 2002, a Consolidated Amended Complaint was filed alleging claims against Caliper and the individual defendants under Sections 11 and 15 of the Securities Act of 1933, and under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as well as Rule 10b-5 promulgated thereunder. The Consolidated Amended Complaint also names certain underwriters of Caliper’s December 1999 initial public offering of common stock. The Complaint alleges that these underwriters charged excessive, undisclosed commissions to investors and entered into improper agreements with investors relating to aftermarket transactions. The Complaint seeks an unspecified amount of money damages. Caliper and the other issuers named as defendants in the IPO Lawsuits moved on July 15, 2002 to dismiss all claims on multiple grounds. Based on information currently available to Caliper, Caliper believes that the claims alleged against Caliper and its officers and directors are without merit. Caliper intends to defend this case vigorously

     On April 16, 2002, Caliper filed a lawsuit against Molecular Devices Corporation in the United States District Court for the Northern District of California. In that case, Caliper Technologies Corp. v. Molecular Devices Corporation, No. C-02-1837 (N.D. Cal.), Caliper asserts that Molecule Devices’ IMAP ™ products infringe one or more claims of United States Patent No. 6,287,774, which Caliper owns. Caliper’s complaint seeks both injunctive relief precluding further infringement of the patent and damages. The answer to the Complaint was filed on May 8 and an amended answer on June 6, 2002 asserting a counterclaim seeking a declaratory judgment that the patent is not infringed and is invalid. Caliper believes the counterclaim to be without merit and filed its answer on June 7, 2002. The litigation is still at an early stage, and no trial date has yet been set by the court.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Our Annual Meeting of Stockholders was held on June 12, 2002. Proxies for the meeting were solicited pursuant to Regulation 14A. At the meeting, management’s nominees for directors were submitted to our stockholders for election, and a proposal to ratify the amendment to the 1999 Non-Employee Director’s Stock Option Plan and a proposal to ratify the selection of Ernst & Young LLP as independent auditors of Caliper for its fiscal year ending December 31, 2002 were submitted to our stockholders for approval.

     Management’s nominees for director, Daniel L. Kisner, M.D., and Regis P. McKenna were elected by the following vote:

Daniel L. Kisner, M.D.		Regis P. McKenna
For:	17,068,760	For:	17,566,605
Withhold:	878,974	Withhold	381,129

Anthony B. Evnin, Ph.D, Robert C. Bishop, Ph.D., David V. Milligan, Ph.D., and Robert T. Nelsen also continued to serve as directors after the annual meeting. Anthony B. Evnin, Ph.D , and Robert T. Nelsen will continue to serve as directors until the Annual Meeting of Stockholders to be held in 2003. Robert C. Bishop, Ph.D., and David V. Milligan, Ph.D., will continue to serve as directors until the Annual Meeting of Stockholders to be held in 2004. Daniel L. Kisner, M.D., and Regis P. McKenna will continue to serve as directors until the Annual Meeting of Stockholders to be held in 2005

The proposal to ratify the amendment to the 1999 Non-Employee Director’s Stock Option Plan to increase the number of shares for annual grants to our non-employee directors was approved by the following vote:

For:	16,139,201
Against:	1,733,326
Abstain:	75,207

The proposal to ratify the selection of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2002 was approved by the following vote:

For:	17,773,308
Against:	127,148
Abstain:	47,278

ITEM 5. OTHER INFORMATION

     In July 2002, Dr. Michael R. Knapp, formerly our Vice President of Corporate Development, became our Chief Executive Officer, replacing Dr. Daniel Kisner in this capacity. Mr. James L. Knighton, our Chief Financial Officer, also became our President and Chief Operating Officer. Dr. Daniel Kisner became our Chairman of the Board, replacing Dr. David Milligan in this capacity, and Dr. Milligan became our Vice Chairman of the Board.

     We expect that, following a period of several months of Dr. Knapp and Mr. Knighton serving in their new capacities, our Board of Directors will elect each of Dr. Knapp and Mr. Knighton as members of the Board.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit
Number	Description of document

3.1(1)	Amended and Restated Certificate of Incorporation of Caliper.
3.2(2)	Bylaws of Caliper.
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2(3)	Specimen Stock Certificate.
10.45	Offer Letter, dated April 24, 2002, between Caliper and Bruce E. MacMillan
10.46	Key Employee Agreement, dated July 1, 2002, between Caliper and Michael R. Knapp
10.47	Key Employee Agreement, dated July 1, 2002, between Caliper and James L. Knighton
99.1	Certificate of Chief Executive Officer and Chief Financial Officer

(1)	Previously filed as Exhibit 3.3 to our Registration Statement on Form S-1, Registration No. 333-88827.

(2)	Previously filed as Exhibit 3.4 to our Registration Statement on Form S-1, Registration No. 333-88827.

(3)	Previously filed as the like-numbered Exhibit to our Registration Statement on Form S-1, Registration No. 333-88827.

(b)	Reports on Form 8-K

We did not file a Current Report on Form 8-K during the quarter ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALIPER TECHNOLOGIES CORP

August 14, 2002	By:	/s/ JAMES L. KNIGHTON

James L. Knighton President, Chief Operating Officer and Chief Financial Officer

By:	/s/ ANTHONY T. HENDRICKSON

Anthony T. Hendrickson Corporate Controller and Principal Accounting Officer

EXHIBIT INDEX

3.1(1)	Amended and Restated Certificate of Incorporation of Caliper.
3.2(2)	Bylaws of Caliper.
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2(3)	Specimen Stock Certificate.
10.45	Offer Letter, dated April 24, 2002, between Caliper and Bruce E. MacMillan
10.46	Key Employee Agreement, dated July 1, 2002, between Caliper and Michael R. Knapp
10.47	Key Employee Agreement, dated July 1, 2002, between Caliper and James L. Knighton
99.1	Certificate of Chief Executive Officer and Chief Financial Officer

(1)	Previously filed as Exhibit 3.3 to our Registration Statement on Form S-1, Registration No. 333-88827.

(2)	Previously filed as Exhibit 3.4 to our Registration Statement on Form S-1, Registration No. 333-88827.

(3)	Previously filed as the like-numbered Exhibit to our Registration Statement on Form S-1, Registration No. 333-88827.