Form 10-Q
period 2002-09-30
CALIPER TECHNOLOGIES CORP
filed 2002-11-14
CIK 1014672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2002

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

COMMON SHARES OUTSTANDING ON NOVEMBER 6, 2002:   24,490,744

CALIPER TECHNOLOGIES CORP.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CALIPER TECHNOLOGIES CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30,	December 31,
	2002	2001

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,187	$10,655
Marketable securities	121,251	155,521
Accounts receivable	3,152	1,130
Accounts receivable — related party	1,934	1,179
Inventories	7,001	3,411
Prepaid expenses and other current assets	4,231	2,311
Investment in Aclara common stock	1,350	4,563
Other receivable	30,100	26,949

Total current assets	174,206	205,719
Security deposits	3,064	3,200
Property and equipment, net	13,625	12,581
Notes receivable from officers	215	475
Other assets, net	510	568

Total assets	$191,620	$222,543

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,305	$1,808
Accrued compensation	3,409	3,135
Other accrued liabilities	938	357
Deferred revenue	1,665	3,082
Current portion of sale and lease back arrangements	2,420	2,027

Total current liabilities	9,737	10,409
Noncurrent portion of sale and lease back arrangements	2,558	3,749
Deferred revenue	325	221
Other noncurrent liabilities	1,879	1,600
Commitments and contingencies
Stockholders’ equity:
Common stock	24	24
Additional paid-in capital	251,628	251,357
Deferred stock compensation	(864)	(2,232)
Accumulated deficit	(75,031)	(44,602)
Accumulated other comprehensive income	1,364	2,017

Total stockholders’ equity	177,121	206,564

Total liabilities and stockholders’ equity	$191,620	$222,543

See accompanying notes.

CALIPER TECHNOLOGIES CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenue:
Product revenue	$2,253	$1,581	$7,879	$4,769
Related party revenue	1,929	2,017	6,076	2,017
License fees and contract revenue	2,441	3,043	6,945	14,935

Total revenue	6,623	6,641	20,900	21,721
Costs and expenses:
Cost of product revenue	1,792	893	5,808	2,857
Cost of product revenue — related party	985	1,382	2,832	1,382
Research and development	10,915	9,985	33,430	28,358
Selling, general and administrative	4,108	4,327	13,582	10,692
Amortization of deferred stock compensation, net (1)	(681)	587	151	2,027
Restructuring charges	261	—	261	—

Total costs and expenses	17,380	17,174	56,064	45,316

Operating loss	(10,757)	(10,533)	(35,164)	(23,595)
Interest income, net	1,382	2,165	4,735	7,936
Gain on settlement of litigation	—	—	—	27,500

Net income (loss)	$(9,375)	$(8,368)	$(30,429)	$11,841

Net income (loss) per share, basic	$(0.38)	$(0.35)	$(1.25)	$0.49

Shares used in computing net income (loss) per share, basic	24,482	24,059	24,350	23,947

Net income (loss) per share, diluted	$(0.38)	$(0.35)	$(1.25)	$0.46

Shares used in computing net income (loss) per share, diluted	24,482	24,059	24,350	25,641

(1) Amortization of deferred stock compensation, net relates to the following:
Research and development	$(664)	$383	$(373)	$885
Selling, general and administrative	(17)	204	524	1,142

Total	$(681)	$587	$151	$2,027

See accompanying notes.

CALIPER TECHNOLOGIES CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended
	September 30,

	2002	2001

Operating activities
Net income (loss)	$(30,429)	$11,841
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on settlement of litigation and non-cash license revenue	—	(32,500)
Depreciation and amortization	4,199	2,626
Amortization of deferred stock compensation, net	151	2,027
Stock options issued to non-employees	453	(79)
Changes in operating assets and liabilities:
Accounts receivable and other receivable	(2,715)	198
Inventories	(3,590)	(2,471)
Prepaid expenses and other current assets	(1,920)	(320)
Security deposits and other assets	194	(211)
Notes receivable from officers	260	140
Accounts payable and other accrued liabilities	78	(979)
Accrued compensation	274	1,003
Deferred revenue	(1,313)	(720)
Other noncurrent liabilities	279	553

Net cash used in operating activities	(34,079)	(18,892)

Investing activities
Purchases of marketable securities	(126,520)	(167,755)
Proceeds from sale of marketable securities	89,153	87,326
Proceeds from maturities of marketable securities	70,984	72,561
Purchase of property and equipment	(5,243)	(6,168)

Net cash provided by (used in) investing activities	28,374	(14,036)

Financing activities
Proceeds under sale and lease back arrangements	822	1,686
Payments of obligations under sale and leaseback arrangements	(1,620)	(1,420)
Proceeds from issuance of common stock	1,035	1,524

Net cash provided by financing activities	237	1,790

Net increase (decrease) in cash and cash equivalents	(5,468)	(31,138)
Cash and cash equivalents at beginning of period	10,655	36,294

Cash and cash equivalents at end of period	$5,187	$5,156

Supplemental disclosure of cash flow information
Interest paid	$515	$486

Supplemental disclosure of significant noncash investing activities
Other receivable	$—	$26,475
Investment in common stock	—	5,058
Other assets	—	967

See accompanying notes.

CALIPER TECHNOLOGIES CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
(Unaudited)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2001 filed by Caliper Technologies Corp.

PRINCIPLES OF CONSOLIDATION

     Caliper’s condensed consolidated financial statements as of September 30, 2002 include the accounts of Caliper’s wholly-owned subsidiary, Caliper Europe GmbH formed on January 22, 2002. Significant intercompany balances and transactions have been eliminated.

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

LabChip® High Throughput Screening System, Automated Microfluidics Systems 90 and Applications Developer Program

     Product revenue is recognized upon the shipment and transfer of title to customers and is recorded net of discounts and allowances. Service revenue is recognized ratably over the contract service term. Customers are able to purchase instruments, chips, support services and custom assay solutions directly from Caliper. In certain cases, customers will be charged on a data point pricing basis for their usage of chips. A data point is generated each time a Caliper instrument system introduces a sample into a chip through a sipper in order to perform a particular LabChip® assay. Customer purchases of instruments and chips are delivered under standardized terms of “FOB origin” with the customer assuming the risks and rewards of product ownership at the time of shipping from Caliper’s warehouse with no return rights or privileges. Caliper offers discounts based on the volume of products and services purchased. Caliper publishes a catalog of its commercially available chips and high throughput system products and the prices for each product configuration. Caliper provides a one-year limited warranty on the high throughput screening systems and a 90-day warranty on chips for customers. After the warranty period has expired, customers may purchase annual maintenance contracts from Caliper that entitles them to continued system upgrades and operational support. Caliper also provides custom chip design services to develop new microfluidic applications or expand existing applications. Caliper has not experienced any instances of return of instruments, and insignificant instances of returns of chips, parts, and other items. Management will continue to analyze historical returns, current economic trends, and changes in customer demand and acceptance of Caliper’s products when evaluating the necessity and or adequacy in future periods for sales returns and other sales allowances.

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

     Product revenue was recognized upon the shipment and transfer of title to the customer. Subscription fees were recognized ratably over the subscription period. When payment of the subscription fee was contingent upon reaching a milestone, revenue was deferred until the milestone was met. Support and development services revenue were recognized in the periods the costs were incurred. In December 2001, the last of the agreements with Caliper’s Technology Access Program customers was amended and converted into a commercial agreement. There are no further technology access fees or subscription fees recognized with products and services purchased by former Technology Access Program customers after December 2001. Revenue is recognized for all former Technology Access Program customers upon shipment and transfer of title to the product to the customer or when the assay development service has been provided by Caliper. Under the amended agreements with Caliper’s Technology Access Program customers, Caliper agreed to convert technology access and subscription fees still outstanding and available towards the purchase of products and services that can be utilized by the customer no later than December 2002. As of September 30, 2002, a total of $138,000 of this revenue was deferred. Caliper expects to recognize this deferred revenue through the fourth quarter of 2002 as products and services are purchased by Caliper’s previous Technology Access Program customers.

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

     As part of the comprehensive settlement agreement with Aclara Biosciences entered into on January 7, 2001, Aclara is obligated to pay Caliper a minimum annual royalty of $2.5 million on licensed product sales in both 2002 and 2003 offset by quarterly royalty payments due on Aclara licensed instrument or LabCard product sales. For the three and nine months ending September 30, 2002, Caliper recognized $625,000 and $1.9 million, respectively, in minimum royalties on Aclara sales of licensed instruments and LabCards.

Government grants

     Caliper’s grant from the National Institute of Standards and Technology (NIST) provides for the reimbursement of qualified expenses for research and development as defined under the terms of the grant agreement. Revenue under grant agreements is recognized when the related research expenses are incurred. The NIST grant was a three-year grant that concluded in December 2001. Caliper recognized a total of $2.0 million under the three-year grant agreement with $540,000, $750,000, and $710,000 recognized for the years ended December 31, 2001, 2000, and 1999, respectively. For the three and nine months ended September 30, 2001, Caliper recognized NIST grant revenue of $102,000 and $540,000, respectively.

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

     A reconciliation of shares used in the calculations is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Basic:
Weighted-average shares of common stock outstanding	24,482	24,068	24,352	23,961
Less: weighted-average shares subject to repurchase	—	(9)	(2)	(14)

Weighted-average shares used in basic net income (loss) per share	24,482	24,059	24,350	23,947

Diluted:
Weighted average shares of common stock outstanding	24,482	24,068	24,352	23,961
Plus: weighted average shares of common stock equivalents	—	—	—	1,694
Less: weighted average shares subject to repurchase	—	(9)	(2)	(14)

Weighted average shares used in diluted net income (loss) per share	24,482	24,059	24,350	25,641

NOTE 2 — INVENTORIES

     Inventories consist of the following (in thousands):

	September 30,	December 31,
	2002	2001

Raw material	$4,241	$1,952
Work in process	1,620	657
Finished goods	1,140	802

Total	$7,001	$3,411

NOTE 3 — COMPREHENSIVE INCOME (LOSS)

     The components of comprehensive income (loss) for the three and nine months ended September 30, 2002 and 2001 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net income (loss)	$(9,375)	$(8,368)	$(30,429)	$11,841
Unrealized gain (loss) on securities	527	1,576	(653)	2,009

Comprehensive income (loss)	$(8,848)	$(6,792)	$(31,082)	$13,850

NOTE 4 — RELATED PARTY

     For the quarter ended September 30, 2002, Caliper reported $1.9 million in related party revenue of Caliper 250 HTS system products, LabChips, datapoints and assay development services to Amphora Discovery Corp. Of the $1.9 million in total revenue, $1.0 million related to high throughput screening system products, of which Caliper deferred 28% of the gross profit, or $96,000, which reflects Caliper’s retained ownership interest in the products sold to Amphora. The remaining related party revenue was comprised of $500,000 in minimum datapoint revenues with minimal associated costs to Caliper with the balance from chips and assay development services. Since commencement of high throughput screening system product sales to Amphora in September 2001, Caliper has deferred $697,000 of the gross profits on these sales. Caliper recognized $21,000 of this deferred gross profit in 2001 and $119,000 for the nine months ended September 30, 2002. The remaining $557,000 will be recognized as revenue ratably over the next 36 months as Amphora records depreciation on its Caliper 250 HTS systems.

     In September 2001, Caliper entered into a LabChip Solutions Agreement that provided for the ongoing supply of its high throughput screening systems and chips to Amphora, and for the provision of related services by Caliper to Amphora. Under this agreement, Amphora agreed to purchase a minimum of eleven Caliper instruments by December 31, 2001 and at least eleven additional Caliper HTS instruments in 2002. Amphora has also agreed to purchase datapoints at a fixed amount of $2 million in the first year of the agreement that concluded in September 2002 and a minimum of $4 million to a maximum based on volume of $6 million in the second year of the agreement that begins in October 2002. Amphora purchased ten of eleven Caliper HTS instruments in the first nine months of 2002, but has requested to delay the remaining purchase indefinitely. Amphora has also requested to restructure the minimum obligations for datapoints that are scheduled to commence on a quarterly basis beginning in December 2002. Caliper and Amphora have had discussions that may, if agreement is reached, result in different financial terms for datapoint purchases in the future.

NOTE 5 — RESTRUCTURING ACTIVITIES

     Due to the broader economic slowdown and reduced research and development spending by biopharmaceutical companies that Caliper believed was affecting Caliper’s sales to customers, Caliper began in July 2002 a detailed strategic review in which it evaluated each of its products and programs for commercial opportunity, time to market and resource requirements. In September 2002, to better align Caliper’s organizational structure with these depressed market conditions and customer demand, we conducted a reduction in force that resulted in a downsizing of our employee work force by 28 employees, or approximately ten percent (10%) concluding the third quarter of 2002 with 262 employees. Of these terminated employees, 75% were in research and development with the remaining divided equally between manufacturing and administrative functions. Prior to the date of the financial statements, management with the appropriate level of authority approved and committed the Company to a plan of termination that included the benefits terminated employees would receive. In addition, prior to the date of the financial statements, the termination benefits were communicated to employees in detail sufficient to enable them to determine the nature and amounts of their individual severance benefits. As of November 1, 2002, 25 of the employee separations, or approximately 89% were completed. Caliper recorded a charge of $261,000 for severance and related benefits with a total remaining accrual for payment in future periods of $244,000 as of September 30, 2002. We have had no other restructuring charges in prior periods. Management expects to complete the remaining payments related to this restructuring activity by December 1, 2002.

NOTE 6 — LITIGATION

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

     On March 22, 2001, in connection with the settlement agreement mentioned above, Caliper received 900,000 shares of Aclara’s common stock with a then current fair value of $4.3 million. The common stock is restricted from sale for a period of 18 months from the date of the settlement agreement. As a component of the settlement agreement, Aclara has guaranteed the value of the Aclara common stock to be $32.5 million at the time of Caliper’s sale of the stock, provided that such sale occurs in the period from 18 months to 24 months from the effective date of the settlement agreement. Aclara entered into a fully funded $32.5 million standby letter of credit in favor of Caliper to secure its performance under this potential obligation. Accordingly, Caliper recognized the entire $32.5 million settlement in the quarter ended March 31, 2001. Caliper recognized $5.0 million of license fee revenue and $27.5 million of litigation settlement in the income statement pursuant to the terms contained in the settlement agreement. Caliper will also receive royalties on certain Aclara product sales commencing in 2002 through 2008 with a minimum annual royalty payment of $2.5 million by December 31st in each of years 2002 and 2003. Caliper does not have any further obligations under the agreement.

     Caliper accounted for this arrangement by initially recording $4.3 million in Aclara stock at fair value, with a note receivable with a corresponding face value of $28.2 million included in other receivable for the fully funded letter of credit which was reduced by the initial fair value ($2.7 million) of an embedded derivative. The latter two elements in combination represent the guarantee. As of September 30, 2002, the receivable was fully accreted to its face value of $28.2 million with the embedded derivative valued at $2.9 million and Aclara stock at $1.4 million. Changes in the derivative are inversely proportional to changes in Aclara’s stock price such that the effective value of the Aclara stock is fixed at $4.3 million, which is the value of the Aclara stock on the date of the settlement. On October 15, 2002, Caliper received $32.5 million in cash from Aclara upon delivering the Aclara common stock to Aclara according to the terms of the comprehensive settlement agreement.

     Commencing on June 7, 2001, Caliper and three of its officers and directors (David V. Milligan, Daniel L. Kisner and James L. Knighton) were named as defendants in three securities class action lawsuits filed in the United States District Court for the Southern District of New York. The cases have been consolidated under the caption In re Caliper Technologies Corp. Initial Public Offering Securities Litigation, 01 Civ. 5072 (SAS) (GBD). Similar complaints were filed in the same Court against hundreds of other public companies that conducted IPOs of their common stock since the late 1990s (the “IPO Lawsuits”). On August 8, 2001, the IPO Lawsuits were consolidated for pretrial purposes before United States Judge Shira Scheindlin of the Southern District of New York. Together, those cases are denominated In re Initial Public Offering Securities Litigation, 21 MC 92(SAS). On April 19, 2002, a Consolidated Amended Complaint was filed alleging claims against Caliper and the individual defendants under Sections 11 and 15 of the Securities Act of 1933, and under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as well as Rule 10b-5 promulgated thereunder. The Consolidated Amended Complaint also names certain underwriters of Caliper’s December 1999 initial public offering of common stock. The Complaint alleges that these underwriters charged excessive, undisclosed commissions to investors and entered into improper agreements with investors relating to aftermarket transactions. The Complaint seeks an unspecified amount of money damages. Caliper and the other issuers named as defendants in the IPO Lawsuits moved on July 15, 2002 to dismiss all claims on multiple grounds. By Stipulation and Order dated October 9, 2002, the claims against Messrs. Milligan, Kisner and Knighton were dismissed without prejudice. Based on information currently available to Caliper, Caliper believes that the claims alleged against Caliper are without merit. Caliper intends to defend this case vigorously.

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

NOTE 7— STOCK OPTION EXCHANGE OFFER

     On October 16, 2002, Caliper commenced a voluntary stock option exchange program for its employees. Under the program, employees are given the opportunity to submit for cancellation certain of their outstanding stock options in a one-for-one exchange for replacement options to be granted on a day that is at least six months and one day from the date of cancellation of the submitted options. The exercise price of the replacement options will be equal to the closing price of Caliper’s common stock as reported on the Nasdaq National Market on the grant date of the replacement options, which is expected to be on or about May 20, 2003. The offer of the option exchange commenced on October 16, 2002, and is expected to expire on or about November 19, 2002.

NOTE 8 —RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.” Under these pronouncements, the pooling-of-interests method of accounting for business combinations is eliminated and goodwill and those intangible assets with indefinite lives are no longer amortized but rather are tested for impairment at least annually and when events and circumstances indicate that their fair value has been reduced below carrying value with any related losses recognized in earnings when incurred. The statements were effective for Caliper as of January 1, 2002 for any existing goodwill and intangible assets and for business combinations initiated after June 30, 2001. Caliper has not recorded goodwill and other intangibles or entered into any business combinations as of September 30, 2002.

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

     In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”, and provides guidance on classification and accounting for such assets when held for sale or abandonment. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS 144 did not have a material effect on Caliper’s financial position or results of operations.

     In July 2002, the Financial Accounting Standards Board (FASB) issued Statement No. 146 (SFAS 146), “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than when the exit or disposal plan is approved. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. Caliper does not believe that the adoption of SFAS 146 will have a material affect on our operating results or financial position.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of September 30, 2002 and for the three and nine month periods ended September 30, 2002 and September 30, 2001 should be read in conjunction with our financial statements included in this Quarterly Report on Form 10-Q and Management’s Discussion and Analysis of Financial Condition and Results of Operations and our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2001.

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

     Since our inception, we have incurred significant losses and, as of September 30, 2002, we had an accumulated deficit of $75.0 million. Our losses have resulted principally from costs incurred in research and development, manufacturing scale-up, and from sales, general and administrative costs associated with our operations. We expect to continue to incur substantial research and development, manufacturing scale-up and sales, general and administrative costs. As a result, we will need to generate significantly higher revenue to achieve profitability.

     During the quarter ended September 30, 2002, largely due to sales of the Agilent 2100 Bioanalyzer products and high throughput screening systems, chips and datapoints to unrelated commercial customers, a larger portion of our total revenue, about 58%, was derived from product sales as compared to only about 54% in the similar quarter last year. Revenues from sales of the Agilent 2100 Bioanalyzer products alone increased 43% over the same quarter last year. Revenues from Amphora Discovery Corp., a corporation that is approximately 28% owned by Caliper, declined 4% from the same quarter last year as a result of fewer high throughput screening system sales offset by increased chip and datapoints revenues.

     To date we have generated a substantial portion of our revenue from a limited number of sources. In the third quarter of 2002, Amphora alone accounted for 29% our total revenue and 41% of our product revenue, and Agilent Technologies alone accounted for 42% of our total revenue and 37% of our product revenue. For the nine months ending September 30, 2002, Amphora alone accounted for 29% our total revenue and 39% of our product revenue, and Agilent alone accounted for 36% of our total revenue and 31% of our product revenue. During the nine months ended September 30, 2001, our licensing of the Ramsey family of patents to Aclara accounted for 23% of our total revenue, Agilent alone accounted for 33% of our total revenue and our Technology Access Program customers collectively accounted for 25% of our revenue, and product sales to Amphora accounted for 7% of our revenue. Although we are seeking to expand our customer base, we cannot assure you that these efforts will be successful. Additionally, although Amphora is scheduled to purchase the one remaining Caliper HTS instrument required under the LabChip Solutions Agreement by December 31, 2002, we have not received a purchase order and Amphora has requested to delay this purchase indefinitely. Amphora has no further obligation to purchase instruments from us following this one remaining instrument. Additionally, Amphora has requested to restructure the minimum obligations for datapoints that are scheduled to commence on a quarterly basis beginning in December 2002. Caliper and Amphora have had discussions that may, if agreement is reached, result in different financial terms for datapoint purchases in the future.

In addition, certain Technology Access Program partners have remaining purchase obligations that we anticipate will be met over the next several months. Once such obligations have been met, there can be no assurance that these partners will continue to buy Caliper products or services at historical levels, or at all.

     Under our collaboration agreement, Agilent funds our research and development expenditures related to the collaboration, reimburses us for our costs of supplying chips and reagents to Agilent and pays us a share of the gross margin earned on all components of LabChip systems they sell. We record revenue from development and support activities under our collaboration agreement in the period in which the costs are incurred. We report direct costs associated with this contract as research and development expense. We recognize revenue related to the reimbursement of costs for the supply of chips and reagents to Agilent upon shipment. We recognize as revenue our share of gross margin on components of the Agilent 2100 Bioanalyzer system sold by Agilent upon shipment to the end user. Agilent began marketing and sales efforts for the Agilent 2100 Bioanalyzer in late 1999. Sales of new and innovative instrumentation such as the Agilent 2100 Bioanalyzer involve a long sales cycle, requiring customer training and demonstration periods. Sales of the Agilent 2100 Bioanalyzer products increased 43% in the third quarter of 2002 as compared to the same period last year and 158% in 2001 as compared to 2000 indicating, we believe, a growing market acceptance of this technology. We anticipate, however, research and development funding from Agilent to decrease by approximately 30% on an annualized basis beginning November 1, 2002.

     In May 2002, we notified Agilent of our election to terminate the agreement between the companies, effective as of May 2003. We are currently engaged in negotiations with Agilent regarding the terms of an ongoing relationship between the parties beyond May 2003. If we do not enter into a new agreement before that time, then under the existing agreement the parties’ relationship would change, including as follows: we will cease to receive development funding for new products; we will grant Agilent a non-exclusive license to use the lab-on-a-chip technologies that we have developed up to that time in order to develop new products in substantially the same field that applied during the collaboration; we will also transfer chip manufacturing know-how and receive royalties on Agilent’s sales of systems that employ our patented technologies; and beginning in November 2003, both Caliper and Agilent will have the right to sell collaboration products, with reciprocal supply arrangements. Given the success of the Agilent 2100 Bioanalyzer products and the changing relationship between Caliper and Agilent, we are actively working to expand the number and scope of our commercial partnerships.

     In July 2002, due to the broader economic slowdown and a widely reported reduction in research and development spending by biopharmaceutical companies that we believed was affecting Caliper’s sales to customers, Caliper began a detailed strategic review in which we are evaluating each of our products and programs for commercial opportunity, time to market and resource requirements. As a result of this review, in September 2002, we conducted a reduction in force that resulted in a downsizing of our employee work force by approximately ten percent (10%) concluding the third quarter with 262 employees. The reduction was primarily in our research and development staff where we have changed the focus of our product development and technology research to align more to the changing needs of our customers. We recognized a charge of $261,000 in the third quarter of 2002 for severance payments and related benefits to be paid before the end of the 2002 calendar year. We expect to realize approximately $2 million in annualized savings from this employee downsizing action. We plan to make further expense reductions to better align our discretionary spending activities with customer sales. The strategic review will also serve as the basis of our 2003 budget planning process, and continue to be utilized to allocate resources within Caliper in the remaining months of 2002.

     On October 16, 2002, we commenced a voluntary stock option exchange program for regular employees of the company. This program is seeking to align employee and stockholder interests while sustaining high levels of employee performance through what has been a lengthy stagnant economic period. A considerable number of our option exercise prices are significantly higher than the current market price of Caliper common stock, and the program is intended to address this situation. Our board and management believe that this program will help motivate and retain our employees. Under the program, eligible employees will have the opportunity to exchange certain unexercised stock options for new options to be granted at least six months and one day following the cancellation of the exchanged options. The new options will be exercisable for an equal number of shares as the exchanged options. The exercise price of the new options will be equal to the most recent closing share price of Caliper common stock at the time of the new option grants, which is expected to be on or about May 20, 2003. The offer of the option exchange commenced on October 16, 2002, and is expected to expire on or about November 19, 2002.

Results of Operations

Three and Nine Months Ended September 30, 2002 and 2001

     Revenue. Total revenue was $6.6 million and $20.9 million for the three and nine months ended September 30, 2002, compared to $6.6 million and $21.7 million for the three and nine months ended September 30, 2001. Although total revenue was relatively unchanged in the third quarter ended September 30, 2002 compared to the same period in 2001, product revenue increased as a percentage of total revenue to comprise 58%, or $3.8 million, of total revenue in the third quarter of 2002 as compared to 54%, or $3.6 million, in the same quarter of last year. Of these product revenues, $1.6 million and $2.0 million, respectively, were from Amphora and are included in related party revenue. Offsetting these increases was a decline in revenue from contract services of $602,000. The decline in contract revenue in the third quarter of 2002 as compared to the same period last year was a result of our conversion from a fee-based technology access program model to a commercial high throughput screening products business. For the nine months ended September 30, 2002, total revenue decreased by $821,000 from the comparable nine month period last year principally from anticipated declines in contract revenues from our former Technology Access Program customers in the amount of $4.2 million and the initial $5.0 million in licensing fees that was part of a litigation settlement with Aclara BioSciences included in last year’s first quarter total revenues, offset by increases in product sales to commercial customers, Amphora and from our collaboration with Agilent. Caliper only began selling products and services to Amphora in September 2001.

     It has been widely reported that the sluggish economic environment, coupled with pharmaceutical industry-specific factors, has dampened research spending for many companies. As such, continuing market acceptance of our products will depend on our ability to demonstrate the advantages and potential economic value of our high throughput systems in the context of decreased capital spending by our customers.

     Product revenue from unrelated customers was $2.3 million and $7.9 million for the three and nine months ended September 30, 2002, compared to $1.6 million and $4.8 million in the same periods in 2001. The increase of $672,000 in the third quarter of 2002 product revenue over the same period last year was primarily driven by a 43% product volume growth under our commercial collaboration with Agilent, with product sales to our other commercial customers increasing $239,000. The increase of $3.1 million in product revenue from unrelated customers for the first nine months of 2002 over the similar period last year was driven by a 50% product volume growth under our collaboration with Agilent, and a $1.8 million increase in product sales to our other commercial customers. Related party revenue, all from Amphora, consisted of $1.6 million and $5.0 million in product revenue and $355,000 and $1.0 million in assay development services in the three and nine months ending September 30, 2002, respectively, as compared to $2.0 million all in product revenue in the same periods last year. Datapoint revenues were approximately 18% and 14% of total product revenues for the three and nine months ended September 30, 2002, respectively, the significant majority for both periods coming from Amphora. There were no corresponding datapoint revenues in the same three and nine month periods last year.

     License fees and contract revenues decreased to $2.4 million and $6.9 million for the three and nine months ended September 30, 2002, compared to $3.0 million and $14.9 million for the same periods in 2001 due to the previously anticipated declines in our Technology Access Program contract revenue and licensing fees. As a result of our conversion from a fee-based technology access program model to a commercial high throughput screening products business, Technology Access Program contract revenues declined $1.3 million in the third quarter of 2002 and $4.5 for the first nine months of 2002 as compared to the same periods of 2001. Licensing fees were $625,000 in the third quarter of 2002 as compared to no similar revenues in the same period last year. For the nine months ending September 30, 2002, licensing fees were $1.9 million as compared to $5.0 million in the same period last year. All licensing fees are from the licensing of the Ramsey family of patents to Aclara with the initial licensing fee of $5.0 million occurring in the first quarter of 2001 and $1.9 million from the minimum royalties on Aclara sales of licensed instruments and LabCards for the first nine months of 2002.

     Cost of Product Revenues. Cost of product revenue represents manufacturing costs incurred in the microfluidic instrument and chip production process, including component materials, assembly labor and overhead, packaging and delivery cost. Cost of products sold was $985,000 and $2.8 million for the related party sales to Amphora for the three and nine months ended September 30, 2002, compared to $1.4 million for each of the same periods in 2001. As a result, profit margins for product sales to Amphora were 37% and 43% for the three and nine months ended September 30, 2002, respectively, as compared to 31% for each of the same periods in 2001. Profit margins were positively impacted during the three and nine months ended September 30, 2002 by datapoint revenue of $500,000 and $1.5 million, respectively, offset by the added volume discounts earned by Amphora due to their higher instrument purchases in the periods. Profit margins, by comparison, were lower for the three and nine months ended September 30, 2001 as Amphora first began purchasing instruments in September 2001 with no datapoint revenue recognized until the fourth quarter of 2001. The profit margins on product sales to Amphora have varied due to the volume of products purchased with their corresponding commercial volume discounts earned and due to datapoint revenue that has minimal associated costs to Caliper. Cost of all other products sold was $1.8 million and $5.8 million for the three and nine months ended September 30, 2002, compared to $893,000 and $2.9 million in the same periods of 2001, respectively. As a result, profit margins for product sales to unrelated customers were 20% and 26% for the three and nine months ended September 30, 2002, respectively, as compared to 56% and 40% for each of the same periods in 2001. Profit margins were adversely impacted during the three and nine months ended September 30, 2002 by the 43% and 50% increased volume, respectively, of collaboration product sales with their corresponding lower profit margin as compared to Caliper product sales. Profit margins were also adversely impacted during the three and nine months ended September 30, 2002 by component replacement under our product warranty provisions of $198,000 and $627,000, respectively, primarily on 250 HTS systems and to a lesser extent on Automated Microfluidics Systems 90 systems. As we only began to commercially market our products in September 2001, there were no warranty costs in the comparable three and nine months ended September 30, 2001. Although warranty costs are common in our business and affect our profit margins quarterly, we do not anticipate component replacements such as those that occurred through the first nine months of 2002 to continue at these levels indefinitely. Also, product mix will affect future profit margins as we earn a higher return from our own products sold as opposed to sharing gross margin revenues on collaboration products with Agilent Technologies.

     Research and Development Expenses. Research and development expenses consist primarily of salaries and related personnel costs, fees paid to consultants and outside service providers for chip development, material costs for prototype and test units, legal expenses resulting from intellectual property prosecution, and other expenses related to the design, development, testing and enhancement of our products. We expense our research and development costs as they are incurred. Research and development expenses were $10.9 million and $33.4 million for the three and nine months ended September 30, 2002, respectively, compared to $10.0 million and $28.4 million for the same periods of 2001. The increase of $930,000 during the three months ended September 30, 2002 compared to the same period in 2001 was primarily attributable to continued growth of research and development activities, including $875,000 related to increased personnel and services to support our expanded next generation high throughput system and microfluidic chip development, partner collaboration and initial product launches, $173,000 increase in fees for intellectual property prosecution and $454,000 due to expansion in research facilities and activities offset by $354,000 in reduced consultant fees and $161,000 reduced spending on technical supplies required for building and testing prototypes. The increase of $5.0 million during the nine months ended September 30, 2002 compared to the same period in 2001 resulted from $3.7 million related to increased personnel and services to support our expanded next generation high throughput system and microfluidic chip development, partner collaboration and initial product launches, $391,000 increased spending on technical supplies for prototypes and new product development, and $1.9 million due to expansion in research facilities and activities offset by $763,000 in reduced consultant fees and $195,000 in reduced fees for intellectual property prosecution. In September 2002, as a part of a strategic review of our research programs, we conducted a reduction in force that resulted in a downsizing of our employee work force by approximately ten percent (10%) of which approximately 75% were in our research and development function. We expect to realize approximately $2 million in annualized savings from this downsizing with the majority of the savings in the research and development area.

     Our research and development focus has been on product development in the areas of new applications, microfluidic instruments with expanded capabilities, our LibraryCard system and high throughput genomic systems. We intend to develop a more focused range of applications than previously for our LabChip technology to be based on customer demand. We continue to make investments intended to advance and refine our manufacturing processes in order to improve the functionality and reliability of our chips and instruments. We expect to continue our efforts in these areas of research and development even though the risks of being successful are significant and we may not even be able to develop the necessary technology to achieve the advancements we currently envision. We will also continue to revise our research and development focus and priorities to match the economic climate and research and development spending by biopharmaceutical companies that we believed will affect the demand for our microfluidic applications and instruments. We expect research and development spending to decline over the next year as a result of our downsizing and reduced discretionary spending with our research and product development efforts only expanding in subsequent years based on customer demand and market conditions.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, recruiting expenses, marketing and product promotional costs, professional fees, and other corporate expenses including business development and general legal activities. Selling, general and administrative expenses were $4.1 million and $13.6 million for the three and nine months ended September 30, 2002, respectively, compared to $4.3 million and $10.7 million for the same periods of 2001. The decrease of $200,000 during the three months ended September 30, 2002 compared to the same period in 2001 resulted from $165,000 in reduced legal fees related to patent registrations and commercial activities, $204,000 in reduced consultant and temporary services and $146,000 reduced administrative costs offset by $326,000 related to compensation primarily for increased sales force personnel, and the remaining balance due to overall reduction in our facilities costs. The increase of $2.9 million during the nine months ended September 30, 2002 compared to the same period in 2001 resulted from $1.0 million in expanded product promotion, sales force detailing, launch of our European sales office and marketing research efforts, $896,000 in compensation again primarily related to increased sales force personnel which was the primary driver of a 41% increase in selling and administrative headcount from September 30, 2001, $700,000 for legal fees related to expanded patent registration and commercial initiatives and $838,000 in increased administrative costs offset by $507,000 in reduced consultant and temporary services. We expect marketing and product promotion expenses to increase modestly over the next several years to support the growing commercialization of our products with general administrative expenses expanding only as revenue grows but at a lesser rate on a percentage basis.

     Amortization of Deferred Stock Compensation. Deferred stock compensation represents the difference, at the date of grant, between the deemed fair value of our common stock for accounting purposes and the exercise price of options. This amount is being amortized over the respective vesting periods of the individual stock options using the graded vesting method. We recorded amortization of deferred compensation of $330,000 and $1.2 million, respectively, for the three and nine months ended September 30,

2002, compared to $587,000 and $2.0 million for the same periods of 2001. Offsetting this deferred stock compensation, we recognized a gain of $1.0 million in the three and nine months ended September 30, 2002 on the reversal of stock compensation expense recognized in previous periods resulting from the 10% reduction in force and other employee terminations. We expect to record amortization expense for deferred compensation as follows: $227,000 for the remainder of 2002, $542,500 during 2003 and $94,500 during 2004. The amount of deferred compensation expense to be recorded in future periods may further decrease if unvested options for which deferred compensation has been recorded are subsequently canceled.

     Restructuring Charges. Restructuring charges represent the severance and related benefits to be paid to terminate employees as a result of the company’s reduction in force conducted in September 2002. We decreased our employee headcount by 28 employees, or approximately 10 percent (10%) concluding the third quarter of 2002 with 262 employees. Of these terminated employees, 75% were in research and development with the remaining divided equally between the manufacturing and administrative functions. As of November 1, 2002, 25 of the employee separations, or approximately 89% were completed. We recorded a charge of $261,000 for this reduction with a total remaining accrual for payment in future periods of $244,000 as of September 30, 2002. Management expects to complete the remaining payments related to this restructuring activity by December 1, 2002. We had no restructuring charges in prior periods.

     Interest Income, Net. Interest income, net consists of income from our cash and investments offset by expenses related to our financing obligations. Interest income, net was $1.4 million and $4.7 million for the three and nine months ended September 30, 2002, respectively, compared to $2.2 million and $7.9 million for the same periods of 2001. The decreases primarily resulted from lower cash, cash equivalents and marketable securities balances during the 2002 periods as compared to the same periods in 2001 and, to a lesser extent, the declining interest rate yields in 2002 as compared to last year.

     Gain on Settlement of Litigation. The litigation settlement of $27.5 million for the nine months ended September 30, 2001, resulted from the comprehensive settlement agreement with Aclara for the dismissal of all suits and countersuits between the two companies, which occurred in January 2001.

LIQUIDITY AND CAPITAL RESOURCES

     Our cash, cash equivalents and marketable securities were $126.4 million at September 30, 2002 compared to $166.2 million at December 31, 2001. Of these amounts, at September 30, 2002 and December 31, 2001, $3.1 million was in a market rate account pledged for facilities deposits. We used cash of $34.1 million for operations for the nine-month period ended September 30, 2002 as compared to $18.9 million for the comparable period in 2001. Cash used in operating activities in the nine months ended September 30, 2002 consisted primarily of the net loss of $30.4 million, changes in operating assets and liabilities of $8.5 million, primarily increases in accounts receivable, inventories and prepaid expenses offset in part by non-cash charges of $4.4 million related to amortization of deferred stock compensation and depreciation and amortization expense.

     As of September 30, 2002, we have a committed capital resource of $32.5 million as a result of a litigation settlement. As a component of the settlement agreement, Aclara has effectively guaranteed the value of the Aclara common stock to be $32.5 million at the time of our sale of the stock, provided that the sale occurs in the period from 18 months to 24 months from the effective date of the settlement agreement. Aclara has entered into a fully funded $32.5 million standby letter of credit in favor of us to secure its performance under this potential obligation. On October 15, 2002, we received $32.5 million in cash from Aclara upon delivering the Aclara common stock to Aclara under the terms of the comprehensive settlement agreement.

     Net cash provided by investing activities was $28.4 million for the nine months ended September 30, 2002 as compared to net cash used in investing activities of $14.0 million for the comparable period in 2001. Net cash provided by (used in) investing consists primarily of purchases of marketable securities as well as capital expenditures offset by proceeds from sales and maturities of marketable securities. We used $5.2 million and $6.2 million for the purchase of property and equipment in the first nine months of 2002 and 2001, respectively.

The following are contractual commitments at September 30, 2002 associated with debt and lease obligations (in thousands):

		Obligations Under
	Operating	Sale-Leaseback
	Leases	Arrangements

	(In thousands)
12-month periods ending September 30:
2003	5,169	2,420
2004	5,326	348
2005	5,489	1,532
2006	5,659	678
Thereafter	9,795	—

Total minimum lease and principal payments	$31,438	4,978

Amount representing interest		—

Present value of future payments		4,978
Current portion of sale and leaseback arrangements		(2,420)

Noncurrent portion of sale and leaseback arrangements		$2,558

     Net cash provided by financing activities was $237,000 for the nine months ended September 30, 2002 as compared to $1.8 million for the comparable period in 2001. Net proceeds from financing activities for the nine months ended September 30, 2002 consisted of $822,000 from sale and lease back arrangements and $1.0 million primarily from the employee stock purchase plan and employee stock option exercises, offset by repayments of sale and lease back arrangements of $1.6 million. Net proceeds from financing activities for the nine months ended September 30, 2001 consisted of $1.7 million from sale and lease back arrangements and $1.5 million from the employee stock purchase plan and employee stock option exercises, offset by repayments of sale and lease back arrangements of $1.4 million.

     Our capital requirements depend on numerous factors including market acceptance of our products, the resources we devote to developing and supporting our products, and other factors. We expect to devote substantial capital resources to continue our research and development efforts, to expand our support and product development activities, and for other general corporate activities. Based on our long term strategic plan updated in the third quarter of 2002, we believe that our current cash balances, together with the revenue to be derived from our collaboration with Agilent and the commercial sales of our microfluidic products and services will be sufficient to fund our operations at least through the year 2003. Actual capital expenditures could vary considerably, however, depending on opportunities that arise over the course of the 2002 and 2003 period. During or after this period, if cash generated by operations is insufficient to satisfy our liquidity requirements, we may need to reduce our research and development efforts, or sell additional equity or debt securities or obtain additional credit arrangements. Additional financing may not be available on terms acceptable to us or at all. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders or force delays in research and product development activities.

FACTORS AFFECTING OPERATING RESULTS

Our high throughput systems may not achieve market acceptance, which could cause our revenue to grow slowly or decline.

     Many of our technologies are still in the early stages of development, and our high throughput systems incorporating these technologies have only recently been made commercially available. If our high throughput systems do not gain further market acceptance, we will be unable to generate significant sales and our revenue will decline. The commercial success of our high throughput systems will depend upon capital spending by our potential customers, and market acceptance of the merits of our high throughput systems by pharmaceutical and biotechnology companies, academic research centers and other companies that rely upon laboratory experimentation. Market acceptance will depend on many factors, including:

•	our ability to demonstrate the advantages and potential economic value of our high throughput systems over alternative well-established technologies and products

•	capital spending by our customers and potential customers, which has decreased as a result of the current economic conditions and other industry specific factors

•	our ability to market our high throughput systems

     Because the products comprising our high throughput systems have been in operation for a limited period of time, their accuracy, reliability, ease of use and commercial value have not been fully established. If the first customers do not approve of our initial high throughput systems because these systems fail to generate the quantities and quality of data they expect, are too difficult or costly to use, or are otherwise deficient, market acceptance of these high throughput systems would suffer and further sales may be limited. We cannot assure you that these customers’ efforts to put our high throughput systems into use will continue or will be expeditious or effective. Potential customers for our high throughput systems may also wait for indications from our initial high throughput system customers that our high throughput systems work effectively and generate substantial benefits. Further, non-acceptance by the market of our initial high throughput systems could undermine not only those systems but subsequent high throughput systems as well.

If we do not successfully introduce new products and expand the range of applications for our high throughput systems, we may experience a decline in revenue or slow revenue growth and may not achieve or maintain profitability.

     We intend to develop high throughput systems with increasingly higher throughput capabilities and develop a further range of applications for our LabChip technology. If we are unable to do so, our high throughput systems may not become widely used and we may experience a decline in revenue or slow revenue growth and may not achieve or maintain profitability.

     We must continue to develop applications for our high throughput systems. We currently have several assays in development, including a lipid-modulating assay, an enabling assay to screen targets that cannot be done in an HTS lab today; an on-chip eletrophoretic assay that should further reduce reagent usage for targets such as kinases; a twelve sipper chip which should increase throughput of the off-chip electrophoresis assays; and a calcium flux assay for G-protein coupled receptors (GPCRs), which will be our first cell-based assay. If we are not able to complete the development of these applications, or if we experience difficulties or delays, we may lose our current customers and may not be able to obtain new customers.

Amphora Discovery Corp., a related party and key customer, is a development stage company and we have no assurance of their continued purchases of our products and services at current levels.

     Amphora, which is independently managed and funded, has a significant on-going relationship with Caliper. Caliper currently has a 28% ownership interest in Amphora and has the right to appoint two representatives to its board. Amphora is currently Caliper’s largest HTS customer representing 29% of our total revenue for the nine months ending September 30, 2002. As a development stage company, there can be no assurances that Amphora will become commercially successful or that in the near term its business strategy will not change. If Amphora reduces purchasing products and service or stops using Caliper’s HTS systems, we could experience a significant decline in revenues. Additionally, although Amphora is scheduled to purchase the one remaining Caliper HTS instrument required under the LabChip Solutions Agreement by December 31, 2002, we have not received a purchase order and Amphora has requested to delay this purchase indefinitely. Amphora has no further obligation to purchase instruments from us following this one remaining instrument. Additionally, Amphora has requested to restructure the minimum obligations for datapoints that are scheduled to commence on a quarterly basis beginning in December 2002. Caliper and Amphora have had discussions that may, if agreement is reached, result in different financial terms for datapoint purchases in the future.

We expect to incur future operating losses and may not achieve profitability.

     Other than in 2001, we have experienced significant operating losses each year since our inception and expect to incur substantial additional operating losses for at least the next two years, primarily as a result of expected increases in expenses for manufacturing capabilities, research and product development costs and general and administrative costs. We may not achieve profitability in future years. For example, we experienced net losses of approximately $3.0 million in 1998, $14.4 million in 1999 and $13.3 million in 2000 with only a profit of $3.8 million earned in 2001. Without our litigation settlement and reimbursement of $27.5 million in 2001, we would have also had a net loss of $23.7 million in 2001. In the first nine months of 2002, we experienced a loss of $30.4 million. As of September 30, 2002, we had an accumulated deficit of approximately $75.0 million. Our losses have resulted principally from costs incurred in research and development and from selling, general and administrative costs associated with our operations. These costs have exceeded our interest income and revenue which, to date, have been generated principally from collaborative research and development agreements, technology access fees, cash and investment balances and, to a lesser extent, product sales and government grants.

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

     Third parties may assert infringement or other intellectual property claims against us, such as the Aclara litigation that was settled and is described under Note 6 of “Part I — Item 1. Financial Statements.” We may have to pay substantial damages, including treble damages, for past infringement if it is ultimately determined that our products infringe a third party’s proprietary rights. Further, we may be prohibited from selling our products before we obtain a license, which, if available at all, may require us to pay substantial royalties. Even if these claims are without merit, defending a lawsuit takes significant time, may be expensive and may divert management attention from other business concerns. We are aware of third-party patents that may relate to our technology or potential products. We have also been notified that third parties have attempted to provoke an interference with one issued U.S. patent that we have exclusively licensed to determine the priority of inventions. Any public announcements related to litigation or interference proceedings initiated or threatened against us could cause our stock price to decline. We settled intellectual property litigation with Aclara concerning one family of Aclara patents. However, Aclara could assert other patent infringement claims against us in the future in alternative dispute resolution proceedings established under our settlement agreement. If we are found to be infringing any valid patent claims asserted by Aclara in alternative dispute resolution proceedings, we may be prohibited from selling our products before we obtain a license, which, if available at all, may require us to pay substantial royalties.

We may need to initiate lawsuits to protect or enforce our patents, which would be expensive and, if we lose, may cause us to lose some of our intellectual property rights, which would reduce our ability to compete in the market.

     We rely on patents to protect a large part of our intellectual property and our competitive position. In order to protect or enforce our patent rights, we may initiate patent litigation against third parties, such as the patent infringement suit against Aclara that was settled, and our recent patent infringement suit against Molecular Devices Corporation, that are described under Note 6 of “Part I — Item 1. Financial Statements.” These lawsuits could be expensive, take significant time, and could divert management’s attention from other business concerns. They would put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing. We may also provoke these third parties to assert claims against us. Patent law relating to the scope of claims in the technology fields in which we operate is still evolving and, consequently, patent positions in our industry are generally uncertain. We cannot assure you that we will prevail in any of these suits or that the damages or other remedies awarded, if any, will be commercially valuable. During the course of these suits, there may be public announcements of the results of hearings, motions and other interim proceedings or developments in the litigation. If securities analysts or investors perceive any of these results to be negative, it could cause our stock to decline.

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

We rely on Agilent to manufacture, market and distribute the Agilent 2100 Bioanalyzer. Our revenue from the Agilent 2100 Bioanalyzer and LabChip development funding is dependent on Agilent’s success and continued investment in this product line.

     Agilent manufactures, markets and distributes the Agilent 2100 Bioanalyzer under an agreement we entered into in May 1998. Our ability to develop, manufacture and market these products successfully depends significantly on Agilent’s performance under this agreement. Sales of new and innovative instrumentation such as the Agilent 2100 Bioanalyzer involve a long sales cycle, requiring customer training and demonstration periods. Although sales of the Agilent 2100 Bioanalyzer increased in 2002, we cannot predict whether this trend will continue at its current pace, if at all. If Agilent experiences manufacturing or distribution difficulties, does not actively market the Agilent 2100 Bioanalyzer, our future revenue from the Agilent 2100 Bioanalyzer may not be material. We also anticipate research and development funding from Agilent to decrease by approximately 30% on an annualized basis beginning November 1, 2002. In addition, we have notified Agilent of our election to terminate the agreement between the companies as of May 2003, and Agilent may terminate the agreement at their discretion at any time. If we do not negotiate a new agreement with Agilent and the collaboration terminates in May 2003 as provided under the current agreement, we would cease to receive development funding from Agilent for new products. Furthermore, the revenue we receive from Agilent for existing collaboration products may grow more slowly or decline.

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

     Although Agilent manufactures the Agilent 2100 Bioanalyzer, we manufacture the chips used in this instrument and also currently manufacture instruments and sipper chips for our high throughput systems. We currently have limited manufacturing capacity for our LabChip and high throughput system products and experience variability in manufacturing yields for chips and high throughput screening products. If we fail to deliver chips and high throughput screening products in a timely manner, our relationships with our customers could be seriously harmed, and revenue would decline. We currently have one manufacturing location in Mountain View, California. The actual number of chips we are able to sell or use depends in part upon the manufacturing yields for these chips. We have only recently begun to manufacture significant numbers of sipper chips and are continuing to develop our manufacturing procedures for these chips. In order to offer sipper chips with more than four capillaries for high throughput applications, we will need to continue to achieve consistently high yields in this process. We have experienced difficulties in manufacturing both our chips and instruments. We cannot assure you that manufacturing or quality problems will not arise as we attempt to scale-up our production of chips or that we can scale-up manufacturing in a timely manner or at commercially reasonable costs. If we are unable to consistently manufacture sipper chips or chips for the Agilent 2100 Bioanalyzer on a timely basis because of these or other factors, our product sales will decline. We are currently manufacturing high throughput instruments in-house and in limited volumes. If demand for our high throughput instruments increases significantly, we will either need to expand our in-house manufacturing capabilities or outsource to Agilent or other manufacturers. Our ability to scale-up manufacturing may be compromised by uncertainty regarding the volume of chips for the Agilent 2100 Bioanalyzer that we will need to supply to Agilent in the future. If our exclusive collaboration with Agilent terminates in May 2003 pursuant to the notice we have delivered to Agilent, then Agilent will have the option to manufacture chips itself rather than continue to receive its supply of chips from Caliper. We are currently engaged in negotiations with Agilent on this and other topics, but until such an agreement is reached or we learn Agilent’s intentions regarding chip manufacture, we will face uncertainty regarding future demand for these chips from our manufacturing operations.

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

     Historically we have had very few customers and one commercial partner, Agilent, from which we have derived the majority of our revenue and, if we were to lose any one of these, our revenue would decrease substantially. For the nine months ended September 30, 2002, Agilent, Amphora and two commercial customers accounted for 79% of our total revenue. Agilent, our Technology Access Program customers, Amphora and our initial licensing of the Ramsey family of patents to Aclara in connection with our litigation settlement with them, accounted for 93% of our total revenue for the year ended December 31, 2001. Agilent and three customers accounted for 90% of total revenue for the year ended December 31, 2000. We have notified Agilent of our election to terminate the agreement between the companies as of May 2003. If we do not negotiate a new agreement with Agilent and the collaboration terminates in May 2003 as provided under the current agreement, we would cease to receive development funding from Agilent for new products. Furthermore, the revenue we receive from Agilent for existing collaboration products may grow more slowly or decline if Agilent stops purchasing chips from Caliper or reduces its efforts to commercialize collaboration products. Additionally, if Amphora should not become commercially successful in the near term, they may reduce or stop using our HTS products, chips and assay development services that would significantly contribute to a decline in our revenue.

Our Technology Access Program agreements have terminated or are in their final contract year.

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

     We currently have no credit facility or committed sources of capital. The equipment sale and lease back line previously in place expired in July 2002 and was not renewed or replaced. To the extent operating and capital resources are insufficient to meet future requirements, we will have to raise additional funds to continue the development and commercialization of our technologies. These funds may not be available on favorable terms, or at all. If adequate funds are not available on attractive terms, we may be required to curtail operations significantly or to obtain funds by entering into financing, supply or collaboration agreements on unattractive terms.

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

     Our stock has been trading on the Nasdaq National Market only since mid-December 1999. We initially offered our common stock to the public at $16.00 per share. Since then our stock price has been extremely volatile and has ranged, through November 10, 2002, from a high of approximately $202.00 per share on March 2, 2000 to a low of $3.36 per share on October 16, 2002. Our stock price may drop substantially following an investment in our common stock. We expect that our stock price will remain volatile as a result of a number of factors, including:

•	announcements by analysts regarding their assessment of Caliper and its prospects

•	announcements of our financial results, particularly if they differ from investors’ expectations

•	general market volatility for technology stocks

We have been sued, and are at risk of future securities class action litigation

     In the Spring and Summer of 2001, class action lawsuits were filed against certain leading investment banks and over 300 companies that did public offerings during the prior several years, including lawsuits against Caliper and certain of its officers and directors as described under Note 6 of “Part I — Item 1. Financial Statements.” This and other securities litigation could result in potential liability, cause us to incur litigation costs and divert management’s attention and resources, any of which could harm our business. In addition, announcements of future lawsuits of this or some other nature, and announcements of events occurring during the course of the current and any future lawsuits, could cause our stock price to drop.

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

ITEM 4. CONTROLS AND PROCEDURES

     As of September 30, 2002, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and the CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2002. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2002.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Commencing on June 7, 2001, Caliper and three of its officers and directors (David V. Milligan, Daniel L. Kisner and James L. Knighton) were named as defendants in three securities class action lawsuits filed in the United States District Court for the Southern District of New York. The cases have been consolidated under the caption In re Caliper Technologies Corp. Initial Public Offering Securities Litigation, 01 Civ. 5072 (SAS) (GBD). Similar complaints were filed in the same Court against hundreds of other public companies that conducted IPOs of their common stock since the late 1990s (the “IPO Lawsuits”). On August 8, 2001, the IPO Lawsuits were consolidated for pretrial purposes before United States Judge Shira Scheindlin of the Southern District of New York. Together, those cases are denominated In re Initial Public Offering Securities Litigation, 21 MC 92(SAS). On April 19, 2002, a Consolidated Amended Complaint was filed alleging claims against Caliper and the individual defendants under Sections 11 and 15 of the Securities Act of 1933, and under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as well as Rule 10b-5 promulgated thereunder. The Consolidated Amended Complaint also names certain underwriters of Caliper’s December 1999 initial public offering of common stock. The Complaint alleges that these underwriters charged excessive, undisclosed commissions to investors and entered into improper agreements with investors relating to aftermarket transactions. The Complaint seeks an unspecified amount of money damages. Caliper and the other issuers named as defendants in the IPO Lawsuits moved on July 15, 2002 to dismiss all claims on multiple grounds. By Stipulation and Order dated October 9, 2002, the claims against Messrs. Milligan, Kisner and Knighton were dismissed without prejudice. Based on information currently available to Caliper, Caliper believes that the claims alleged against Caliper are without merit. Caliper intends to defend this case vigorously

     On April 16, 2002, Caliper filed a lawsuit against Molecular Devices Corporation in the United States District Court for the Northern District of California. In that case, Caliper Technologies Corp. v. Molecular Devices Corporation, No. C-02-1837 (N.D. Cal.), Caliper asserts that Molecule Devices’ IMAP ™ products infringe one or more claims of United States Patent No. 6,287,774, which Caliper owns. Caliper’s complaint seeks both injunctive relief precluding further infringement of the patent and damages. The answer to the Complaint was filed on May 8 and an amended answer on June 6, 2002, asserting a counterclaim seeking a declaratory judgment that the patent is not infringed and is invalid. Caliper believes the counterclaim to be without merit and filed its answer on June 7, 2002. The litigation is still at an early stage, and no trial date has yet been set by the court.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.

ITEM 5. OTHER INFORMATION

     In July 2002, Dr. Michael R. Knapp, formerly our Vice President of Corporate Development, became our Chief Executive Officer, replacing Dr. Daniel Kisner in this capacity. Mr. James L. Knighton, our Chief Financial Officer, also became our President and Chief Operating Officer. Dr. Daniel L. Kisner became our Chairman of the Board, replacing Dr. David V. Milligan in this capacity, and Dr. Milligan became our Vice Chairman of the Board. On September 10, 2002, Dr. Michael R. Knapp was elected a member of the Board of Directors to serve until the next annual meeting of stockholders to be held in 2003.

     On August 16, 2002, Dr. Knapp paid Caliper in cash the outstanding balance on the promissory note held by the company associated with Dr. Knapp’s purchase of a residence in July 1999. Caliper has a loan outstanding with Dr. Kisner with a balance due of $215,000 as of September 30, 2002.

     On October 15, 2002, we received $32.5 million in cash from Aclara BioSciences upon delivering 900,000 shares of Aclara common stock to Aclara in accordance with the terms of the comprehensive settlement agreement between the companies.

     On October 16, 2002, we commenced a voluntary stock option exchange program for regular employees of the company. As considerable number of our option exercise prices are significantly higher than the current market price of Caliper common stock, our board and management believe that this program will help motivate and retain our employees. Under the program, eligible employees will have the opportunity to exchange certain unexercised stock options for new options to be granted at least six months and one day following the cancellation of the exchanged options. The new options will be exercisable for an equal number of shares as the exchanged options. The exercise price of the new options will be equal to the most recent closing share price of Caliper common stock at the time of the new option grants, which is expected to be on or about May 20, 2003. The offer of the option exchange commenced on October 16, 2002, and is expected to expire on or about November 18, 2002.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit
Number	Description of document

3.1(1)	Amended and Restated Certificate of Incorporation of Caliper.

3.2(2)	Bylaws of Caliper.

10.48	Key Employee Agreement, dated July 1, 2002, between Caliper and Dr. Daniel Kisner

10.49	Separation Agreement, dated July 29, 2002, between Caliper and J. Wallace Parce

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed as Exhibit 3.3 to our Registration Statement on Form S-1, Registration No. 333-88827.

(2)	Previously filed as Exhibit 3.4 to our Registration Statement on Form S-1, Registration No. 333-88827.

(b)	Reports on Form 8-K

We did not file a Current Report on Form 8-K during the quarter ended September 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALIPER TECHNOLOGIES CORP.

November 14, 2002	By:	/s/ JAMES L. KNIGHTON

James L. Knighton President, Chief Operating Officer and Chief Financial Officer

	By:	/s/ ANTHONY T. HENDRICKSON

Anthony T. Hendrickson
Corporate Controller and Principal Accounting Officer

Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

I, Michael R. Knapp, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Caliper Technologies Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/  MICHAEL R. KNAPP

Michael R. Knapp, Chief Executive Officer
(Principal Executive Officer)

Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

I, James L. Knighton, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Caliper Technologies Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/  JAMES L. KNIGHTON

James L. Knighton, President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

3.1(1)	Amended and Restated Certificate of Incorporation of Caliper.

3.2(2)	Bylaws of Caliper.

10.48	Key Employee Agreement, dated July 1, 2002, between Caliper and Dr. Daniel Kisner

10.49	Separation Agreement, dated July 29, 2002, between Caliper and J. Wallace Parce

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed as Exhibit 3.3 to our Registration Statement on Form S-1, Registration No. 333-88827.

(2)	Previously filed as Exhibit 3.4 to our Registration Statement on Form S-1, Registration No. 333-88827.