Form 10-K
period 2002-12-31
CALIPER TECHNOLOGIES CORP
filed 2003-03-28
CIK 1014672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002
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

Common Stock, $0.001 Par Value
(Title of Class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

      Indicate by check mark whether registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑          No ☐

      Based on the closing sale price of common stock on the Nasdaq National Market on June 28, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant was $149,880,705. Excludes an aggregate of 6,520,210 shares of common stock held by officers and directors and by each person known by the registrant to own 5% or more of the outstanding common stock.

      Exclusion of shares held by any of these persons should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

      The number of shares outstanding of registrant’s common stock, $0.001 par value was 24,717,255 at March 7, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

      Certain information in Part III of this Annual Report on Form 10-K is incorporated by reference to the Proxy Statement for the registrant’s 2003 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

CALIPER TECHNOLOGIES CORP.

FORM 10-K

For the Fiscal Year Ended December 31, 2002

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

Overview

      We are a leader in microfluidic lab-on-a-chip technologies. We believe our LabChip systems can assemble the power and reduce the size of laboratories full of equipment and people. Our LabChip systems miniaturize, integrate and automate many laboratory processes and put them on a chip. Each chip contains a network of microscopic channels through which fluids and chemicals are moved, using electricity or pressure, in order to perform experiments. The chips are the key components of our LabChip systems, which also include reagents, as well as instruments and software, that together control and read the chips. We believe our LabChip systems have the potential to revolutionize experimentation in a wide range of industries by enabling researchers to get better quality data faster while using less material. Our initial commercialization focus is the pharmaceutical industry, where there is an urgent need to improve the efficiency and reduce the cost of drug discovery and development. Future target industries potentially include diagnostics, chemicals, agriculture and consumer products.

      We believe that we are the first company to sell and deliver microfluidic lab-on-a-chip products to customers. We have two channels of distribution for our products; direct to customers and through Original Equipment Manufacturers (“OEM”). Our OEM distribution channel, of which Agilent Technologies, Inc. (“Agilent”) is a prime example, is core to our business strategy, and complementary to our direct sales activities, as it enables us to extend the commercial potential of our microfluidic LabChip technology into new industries and new applications with experienced commercial partners. In the direct systems business, we sell complete systems solutions, developed by Caliper, to end customers. In the OEM channel we provide chips and enabling technologies to commercial partners who then integrate the application solution and market it to their end customers.

      Our earliest revenues were derived primarily from contract revenue earned under our collaboration agreement with Agilent and with other corporate partners through a fee-based technology access program. An initial microfluidic LabChip system, the 2100 Bioanalyzer, was introduced in late 1999 by our commercial partner, Agilent. Subsequent to that, we began work on our own instrument systems while continuing to expand the menu of applications for the 2100 Bioanalyzer. In September 2001, we began the transition to a commercial products business model when we launched the Caliper 250 Drug Discovery system. Currently we have three systems that we sell directly: the Caliper 250; the AMS 90 SE, an automated electrophoresis system; and the Caliper 42, a microfluidics applications development workstation. In addition, our first and largest commercial partner, Agilent, sells the 2100 Bioanalyzer together with a comprehensive menu of applications for this instrument.

      We were incorporated in Delaware on July 26, 1995. Our principal offices and manufacturing facilities are located at 605 Fairchild Drive, Mountain View, California 94043-2234 and our telephone number is (650) 623-0700. We file electronically with the Securities and Exchange Commission (or SEC) our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. The public may read or copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

      You may obtain a free copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and any amendments to those reports on the day of filing with the SEC through our website at http://www.calipertech.com. Our website address is given solely for informational purposes; we do not intend, by this reference, that our website should be deemed to be part of this Annual Report on Form 10-K.

Our Microfluidic LabChip Systems

      We developed our microfluidic LabChip technology to provide a revolutionary advance in laboratory experimentation for the pharmaceutical and other industries. The chips are the key components of our LabChip systems, which also include a specific LabChip instrument together with experiment-specific reagents and software. Our chips contain a network of microscopic channels through which fluids and chemicals are moved to perform experiments. A single type of chip used with customized reagents and software to perform a particular experiment make up one LabChip application. Depending on the chip format, reagents are introduced either automatically or by the user. The chip is then placed in the instrument, which uses software to control the movement of fluids with pressure or voltage. The instrument also has an optical system for detecting the results. Because we have great flexibility in channel design and can exert split-second computer control over fluid flow, we have the ability to create chips for a multitude of experiments. Our LabChip systems miniaturize, integrate and automate experiments with the goal of providing the benefits of improved data accuracy, reduced cost, high speed, expanded individual researcher capability and improved enterprise-wide productivity.

Features of LabChip Systems

•	Miniaturization. Conventional laboratory equipment typically uses about a drop of fluid, 50 to 100 microliters, to perform each experiment. In some LabChip applications, this volume is reduced to 1 nanoliter, or one billionth of a liter, an improvement of up to 100,000-fold over conventional systems.

•	Integration. Integration is the compression of multiple processes into a single process, or the inclusion of multiple functions into one device. Today most laboratory systems perform only one or two steps of an experimental protocol. Our LabChip systems can integrate complete experiments involving half a dozen or more steps into one continuous process performed on a single chip.

•	Automation. Many laboratory experiments are performed in multiple manual steps. With our LabChip systems, entire experiments can be automated and performed inside a chip using one instrument, freeing up valuable research time.

Key Benefits of LabChip Systems

•	Improved Data Accuracy. Our LabChip systems are designed to produce more accurate and consistent data by reducing human error and the variability caused by the use of multiple instruments. With higher quality data, our customers can make better decisions. For example, biochemical determinations typically require accurate liquid measurements and precise incubation times. When these are manually performed significant variations can occur in liquid dispensing and in the duration of reaction times.

•	Reduced Reagent and Labor Cost. Our LabChip systems utilize only a small fraction of the usual amount of expensive reagents used in experiments performed in test tubes, 96-well plates, or 384-well plates, and also reduce labor involved in each experiment. We believe that saving on reagent cost and labor can enable pharmaceutical companies to expand the scale of experimentation in ways that would otherwise not be feasible.

•	High Speed. We believe our LabChip systems can accelerate some experiments as much as 100-fold or more, depending on the application. For example, molecular separations such as electrophoresis may take two hours or more using conventional equipment. On a chip, we can perform these separations in less than one minute. Another example is that chemical reactions are routinely incubated for 30 minutes or more before the results are determined. Often, these long incubation periods are necessary only to provide sufficient time for manual steps to be performed on large numbers of samples. By integrating sample processing and detection, we can perform reactions in one minute or less and achieve comparable results. Our customers may be able to take advantage of this acceleration to increase throughput or to complete experiments faster, depending on their needs.

•	Expanded Individual Researcher Capability. Because our LabChip systems can collapse a multi-step, complex experiment into one step, we believe that individual researchers can perform experiments previously outside their areas of expertise. By comparison, with conventional, non-integrated equipment, researchers need to acquire the equipment and master the complexities of performing each individual step.

•	Improved Enterprise-Wide Productivity. We believe our LabChip systems can improve data quality to the point where researchers can rely on data generated outside their laboratory or organization. We believe this would improve enterprise-wide productivity by supporting data sharing and reducing the need to repeat experiments. When different research groups use different assortments of conventional equipment to perform experiments, they often produce data that are not strictly comparable.

      We believe that our microfluidic LabChip systems have the potential to expand the capabilities and improve the productivity of individual researchers and, on an institutional level, to streamline and bring greater efficiency and speed to the drug discovery and development process. Not all laboratory processes, however, are ideally suited to be performed with our LabChip systems. For example, detecting clinically important materials that appear in low concentrations in a sample, such as the virus that causes AIDS, is not always practical with our microfluidic LabChip systems. This is because there is a risk that the virus will not be present in the very small volumes employed by our chips. As a result, in certain applications use of our microfluidic LabChip system may require the pre-processing of a sample to increase concentration. Furthermore, if the analysis of a sample must involve even one process that cannot currently be performed in the microfluidic LabChip system, then use of the microfluidic LabChip system for the parts it can perform is often impractical. This is because the very small scale of the chip experiment does not generally produce enough material to be analyzed by conventional laboratory equipment.

Products and Services

      We have developed three types of LabChip systems, based on distinct chip formats: personal laboratory systems, automated systems and application development systems. Our personal laboratory system uses chips with reservoirs for the various chemical reagents. With this system, the user introduces reagents and samples manually. Our automated systems use our sipper chips that have a short tube, or capillary, that draws nanoliter volumes of reagents or samples into the chip. Our application development system, which is principally intended for use by OEM partners, is a flexible workstation that is used during product and application development.

Personal Laboratory Systems

      Agilent 2100 Bioanalyzer. The first instrument platform to be introduced for LabChip applications is the Agilent 2100 Bioanalyzer, a desktop instrument designed to perform a wide range of everyday scientific applications using a menu of different LabChip kits. Each kit contains a chip and reagents designed specifically for the application. This LabChip system brings the benefits of miniaturized, integrated and automated experimentation to the researcher’s desktop. Agilent launched this product in September 1999 and continues to sell it today together with an expanded menu of applications.

Product	Description	Status

Agilent 2100 Bioanalyzer	Desktop LabChip instrument and software	Marketed by Agilent

DNA 12000 LabChip Kit	Chips and reagents for analyzing large DNA fragments	Marketed by Agilent

DNA 7500 LabChip Kit	Chips and reagents for analyzing medium DNA fragments	Marketed by Agilent

DNA 1000 LabChip Kit	Chips and reagents for analyzing small DNA fragments	Marketed by Agilent

DNA 500 LabChip Kit	Chips and reagents for analyzing very small DNA fragments	Marketed by Agilent

Protein 200 Plus LabChip Kit	Chips and reagents for analyzing protein samples	Marketed by Agilent

Protein 50 LabChip Kit	Chips and reagents for analyzing small protein samples	Marketed by Agilent

RNA 6000 Nano LabChip Kit	Chips and reagents for analyzing RNA samples	Marketed by Agilent

RNA 6000 Pico LabChip Kit	Chips and reagents for analyzing very small amounts ofRNA	Marketed by Agilent

Cell Fluorescence LabChip Kit	Chips and reagents for analyzing cells	Marketed by Agilent

      Agilent is selling the Agilent 2100 Bioanalyzer with a menu of four LabChip kits for DNA sizing and concentration analysis, two for RNA sizing and concentration analysis, two for protein sample sizing and concentration analysis and one for cell analysis. For these applications, we believe the system’s principal advantages are that it:

•	reduces analysis time from hours to minutes through the automation and integration of multiple experimental steps;

•	integrates several experimentation steps into one;

•	significantly reduces consumption of costly reagents and difficult-to-obtain samples; and

•	produces higher quality data than conventional methods.

      Because these applications are among the most common experiments performed in genetic research, the potential customer base for these applications includes most pharmaceutical and biotechnology companies, as well as research centers and other academic laboratories.

Automated Systems

      Our automated systems are designed to perform hundreds to tens of thousands of pharmaceutical experiments per day on each chip. The instrument platforms on which these systems run today include the Caliper AMS 90 SE and the Caliper 250. We are also developing new instrument platforms that have the potential to offer customers greater functionality and flexibility for automated experimentation. We believe the principal advantages of Caliper’s automated systems are that they:

•	produce more reproducible, higher data quality than conventional methods;

•	integrate multiple experimental functions;

•	reduce the need for user intervention; and

•	reduce costly reagent consumption.

      Caliper 250 System. The Caliper 250 system performs screening experiments in a serial, continuous flow fashion inside the microchannels of the chip, constituting a closed, controlled environment. The chip employs a proprietary capillary-like sample access system, called a “sipper,” through which nanoliters of test compounds are drawn into the channels of the chip from microwell plates. There they are mixed with equally tiny quantities of the target biomolecule and other reagents for screening. The Caliper 250 system using a 12-sipper chip is capable of performing tens of thousands of experiments per chip per day, depending upon assay conditions, and offers walk-away automation and minimal user intervention. The system currently performs fluorogenic and electrophoretic mobility assays for multiple target classes including kinases, proteases, lipid-modulating enzymes and phosphatases. We also offer, on an “early release” basis, a chip that performs a calcium flux assay, essentially enabling researchers to monitor intracellular levels of calcium, an important variable in the analysis of G-protein coupled receptors (GPCRs). “Early release” products are available and sold to customers on a limited basis as they have not fully completed our product development process. Additional assays are in development. We market and distribute the Caliper 250 system directly through our own sales and marketing group. In addition to paying for the Caliper 250 instrument and compatible sipper chips, users of the system also typically pay to us, on a quarterly basis, datapoint fees based on the number of samples that the customer has processed through the Caliper 250 system. Prior to the Caliper 250 system, the following instruments were available: the Caliper 100 system; the Caliper 110 system; and the Caliper 220 system. However, with the introduction of the Caliper 250 system, we have discontinued offering the other systems.

Product	Description	Status

Caliper 250	Drug discovery system	Marketed by Caliper

Off-Chip Mobility Shift LabChip device	4-sipper device for off-chip reactions	Marketed by Caliper

Off-Chip Mobility Shift LabChip device	12-sipper device for off-chip reactions	Marketed by Caliper

Fluorogenic LabChip device	4-sipper device for fluorogenic assays	Marketed by Caliper

Calcium Flux LabChip device	4-sipper device for measuring intracellular calcium	Marketed by Caliper on an “early release” basis

On-Chip Mobility Shift LabChip device	4-sipper device for on-chip reactions	Marketed by Caliper on an “early release” basis

      Automated Microfluidics System 90 SE. The Automated Microfluidics System 90 SE, or AMS 90 SE, is an automated electrophoresis system designed to meet the needs of microarray and cloning laboratories that analyze hundreds of DNA samples per day. The AMS 90 SE, introduced in January 2002, is an improved version of the Caliper AMS 90. The AMS 90 was originally introduced in the third quarter of 2000, with the first units shipped to customers in the first quarter of 2001. The AMS 90 SE uses sipper-chip technology to perform DNA fragment sizing, separation and quantitation analyses. The AMS 90 SE’s new features include: compatibility with 96- and 384-well plates; two DNA analysis speeds (30 seconds/sample and 55 seconds/sample); and a bar code reader for plate tracking. A protein assay for the AMS 90 SE is in development. We are commercializing the AMS 90 SE through our own sales and marketing force.

Application Development Systems

      Caliper 42 System. The Caliper 42 system enables users to develop proficiency in fundamental microfluidics and to develop novel chip-based microfluidic applications using our proprietary LabChip technology. Principally for use by OEM partners, the Caliper 42 system includes an applications development workstation and diverse chip menu.

Product	Description	Status

Caliper 42 system	Workstation for investigating and developing new microfluidic applications	Available from Caliper

Microfluidic developer LabChip kits	Six different chips and manuals for performing a variety of experiments	Available from Caliper

Services

      During 2001, Caliper transitioned from a fee-based technology access program model to a commercial products business. Previously Caliper used its automated systems internally to offer screening services to pharmaceutical and biotechnology customers that preferred to outsource this activity. As a result of our transition away from a fee-based technology access program model to a commercial product business, we no longer offer these services. However, we do offer a full range of customer and field service support for the products that we sell directly to customers.

Summary

      For the year ended December 31, 2002, personal laboratory system products accounted for 23% of our revenue, automated system products accounted for 38% of our revenue and licensing and contract services accounted for 39% of our revenue. In 2001, personal laboratory system products accounted for 12% of our revenue, automated system products accounted for 30% of our revenue and licensing and contract services accounted for 58% of our revenue. For the year ended December 31, 2000, personal laboratory system products accounted for 9% of our revenue, automated system products accounted for 8% of our revenue and licensing and contract services accounted for 83% of our revenue.

Commercialization

      Our business model includes two distribution channels — one where we sell directly to customers (“Direct”) and another that relies on commercial partners to sell to end-users (“OEM”). For example, in the U.S. and Europe we sell our automated systems, including the Caliper 250 system for drug discovery screening and the AMS 90 SE for automated electrophoresis, directly to end-user customers. In Japan, we have an exclusive distributor, Wako Pure Chemical Industries, Ltd. (“Wako”). Wako is a major supplier of specialty chemicals, clinical diagnostics and biological products for Japanese biotech research. To complement our direct efforts, Caliper is developing an OEM distribution channel. In this case, we sell microfluidic LabChip systems and products to end-users through partners. For example, the Agilent 2100 Bioanalyzer and related LabChip kits are sold by our largest commercial partner, Agilent. In addition, we have a multiple smaller partnerships in earlier stages of development.

Collaboration with Agilent

      In May 1998 we established a broad relationship with Agilent to create a line of commercial research products based on our microfluidic LabChip technologies. This relationship provides us with the scale and expertise of a leading analytical instrumentation company to bring these novel products to market. Since this relationship was established in May 1998, Agilent and Caliper have collectively invested over $100 million to advance our core LabChip technologies and to create and commercialize a line of products based on these technologies. In September 1999, Agilent introduced the Agilent 2100 Bioanalyzer with three different LabChip kits, our first LabChip products under this agreement. Subsequently, Agilent and Caliper have expanded the Agilent 2100 Bioanalyzer application menu with six additional LabChip kits.

      Our collaboration relationship with Agilent was established on a mutually exclusive basis during the term of the collaboration. The field of the collaboration includes products based on our lab-on-a-chip technologies for research, development, analytical and manufacturing applications, but excludes almost all diagnostic applications. Under the terms of our agreement, Agilent is required to obtain our consent before it may offer products exceeding established sample throughput limits, other than through our product collaboration. In return, Caliper is required to obtain Agilent’s consent before we may develop or offer Caliper products within the collaboration field of interest, directly or with other OEM customers, in excess of agreed upon limits. In December 2001, we agreed to permit Agilent to develop and manufacture certain chromatography products independent of Caliper, subject to gross margin sharing payments to Caliper, and Agilent agreed that Caliper could offer drug discovery products in the research market outside of our collaboration.

      In May 2002, we notified Agilent of our intent to terminate the collaboration agreement effective May 2003, as permitted under the terms of the agreement. The existing collaboration agreement with Agilent spells out in detail the nature of the companies’ commercial product supply relationships for a three-year period after termination. Our principal motivation in terminating the formal agreement with Agilent was to give us more flexibility in developing new applications with other commercial partners. Termination of the agreement will also provide Caliper with greater ability to market and sell existing products in the field of the collaboration directly to end-user customers, in part utilizing the reciprocal supply arrangements set forth in the termination provisions of the agreement. Both parties will either operate under the existing termination provisions of the collaboration agreement or establish new terms, as yet to be determined.

      In our collaboration with Agilent, Caliper has primarily focused on developing core LabChip technology and product applications. We have also manufactured the chips and supplied the chips and reagents to Agilent. Agilent has primarily focused on developing instruments and software, manufacturing instruments and marketing, selling and supporting complete systems. Agilent and Caliper have worked in a collaborative manner to identify new applications for development and distribution. Historically Agilent has also provided product development funding to Caliper. This funding could cease at any time after the termination of the formal agreement in May 2003. However, we anticipate that some product development funding will continue as we are working steadily with Agilent to develop new products.

      Under the collaboration, Agilent purchases chips and reagents at a price which reimburses us for our costs of manufacturing chips and reagents and pays us a share of the gross margin on sales by Agilent of all components of LabChip systems, including instruments. We recognize revenue related to the reimbursement of costs for the supply of chips and reagents to Agilent upon shipment and we recognize the related costs as components of cost of sales. We recognize as revenue our share of gross margin on components of the systems sold by Agilent upon shipment to the end user. This general structure for existing products will survive termination of the agreement. Our gross margin share varies depending on the type of collaboration product, and on whether Agilent or we manufacture the collaboration product. After the collaboration agreement terminates in May 2003, our gross margin share for existing products will remain the same until November 2004. In November 2004, our gross margin share for chips and reagents will decrease, and in May 2006 our gross margin share for chips and reagents will decrease again. Our gross margin share for existing instruments will also decrease in the same time periods, although at somewhat different rates. Upon termination of the agreement in May 2003, Agilent will have a non-exclusive license in the field of the collaboration to Caliper’s then existing LabChip technology to develop, manufacture and sell new products in that field. Agilent will be required to pay royalties to Caliper based on its net revenue from sales of such products at the established royalty rates set forth in the termination provisions of our collaboration agreement.

      Upon termination of the agreement, to the extent requested by Agilent, Caliper will be obligated to continue to supply existing chips and reagents to Agilent for a three-year period. Agilent will also have a non-exclusive license to manufacture chips for Agilent LabChip applications, in each case subject to gross margin sharing or royalty payments to Caliper described above. During the six-month period following termination, Caliper will also be obligated to train Agilent personnel with respect to the manufacturing of chips, subject in certain circumstances to reimbursement by Agilent of our incurred expenses. Agilent will be similarly obligated to train Caliper personnel regarding the manufacturing of instruments, and upon Caliper’s request, to transfer to us all Agilent know-how incorporated into collaboration products. Caliper will retain its entire license rights to Agilent’s technology granted to us during the term of the collaboration.

      After a six-month period following termination of our agreement with Agilent, Caliper will be entitled to market, sell and support, either independently or with other third parties, all products developed during the collaboration. For a three-year period following termination, Caliper will be required to purchase its requirements for such products from Agilent, on the terms set forth in the termination provisions of the agreement.

      In summary, although our first collaborative agreement with Agilent will end effective May 2003, we highly value our relationship with Agilent. We will work to continue to grow our business with Agilent, either in accordance with the termination provisions set forth in the existing agreement or pursuant to new terms to be agreed to by Agilent and us.

Additional Corporate Partnerships

      Central to Caliper’s business strategy is the expansion of the number and type of our commercial relationships. In addition to Agilent, the most mature of these partnerships, Caliper has announced agreements with two companies. These companies are Bacterial BarCodes, Inc. and Ambion, Inc. In addition, Caliper has certain research collaborations that we believe have the potential to evolve into commercial partnerships.

      Bacterial BarCodes, Inc. In December 2001, we entered into an agreement with Bacterial BarCodes, Inc. (“BBCI”) to co-distribute molecular diagnostic systems based on our microfluidic LabChip technology and BBCI’s proprietary molecular identification and DNA fingerprinting technology known as rep-PCR (repetitive sequence-based polymerase chain reaction). As part of this collaboration, we developed the Caliper 1000 Analyzer system in 2002. The Caliper 1000 Analyzer instrument is manufactured for us by Agilent on an OEM basis. The Caliper 1000 Analyzer is being used with BBCI’s proprietary rep-PCR products to generate DNA fingerprints of bacteria for microbial typing and identification applications. We believe that the combination of Caliper’s microfluidic LabChip systems for DNA analysis and BBCI’s rep-PCR technology offers a practical method to quickly produce bacterial fingerprints in an automated format. The rep-PCR method produces a mixture of DNA fragments of varying sizes that must be separated according to size to form the actual unique fingerprint patterns. Previously, the rep-PCR method relied upon DNA molecule separation using traditional slab gel electrophoresis, a largely manual and time-consuming process.

      The combined Caliper/ BBCI system is in the final stages of field-testing. Relative to traditional approaches, the system offers improved speed, ease-of-use and data analysis capabilities. Customer response at the testing sites has been positive, and we anticipate a product rollout in 2003. BBCI initially has targeted laboratories involved in epidemiology testing, such as reference laboratories and facilities in large hospitals. A clinical product, requiring regulatory approval, is also planned for which BBCI will manage the required submissions to the Food and Drug Administration. Under our agreement, Caliper will provide chips and analysis reagents to BBCI. BBCI will sell a combined assay kit that includes our chips and their rep-PCR DNA fingerprinting reagents and protocols, plus software to access BBCI’s database of bacterial DNA fingerprints. We will market and sell the Caliper 1000 Analyzer designed to run the chips.

      Ambion, Inc. In October 2002, we initiated an application development collaboration with Ambion, Inc. (“Ambion”), an RNA-based products company, to develop a microfluidic RNA amplification system. The system would be used by researchers conducting gene expression experiments to prepare an amplified RNA probe prior to performing microarray analysis. Currently available amplification processes are labor-intensive.

Additionally, the quantity of sample RNA to be amplified is often limited. These challenges, which contribute to the time and expense of conventional RNA amplification methods, can also impact the validity of the results. Caliper and Ambion hope to address these inefficiencies by optimizing and automating RNA amplification in a microfluidic environment. The benefits of this approach should include increasing throughput, greater ease of use, minimizing sample requirements and achieving a uniformly high level of consistency in the amplified RNA probe.

      Currently, Caliper scientists are developing the microfluidic LabChip device and instrument platform, assisting with assay development and collaborating with Ambion in the development of the integrated system. It is conceivable that a third-party will also participate in the development of the instrumentation. At this time, Ambion is primarily involved in the assay development and is optimizing reagents and conditions for the chip. We are working to develop a first-generation LabChip device and to complete feasibility experiments. In 2003, we anticipate making further progress toward an early stage, completely integrated LabChip amplification system. To date this work has been largely funded through Ambion by a Small Business Innovation Research grant from the National Institute of General Medical Sciences.

Other Corporate Relationships

      In 2000, Caliper created the Applications Developer Program (“ADP”) to enable customers to establish their own in-house microfluidic research programs using our microfluidic LabChip technology and developmental tool set. Participation in the ADP involved the purchase of instrumentation, training in microfluidics, custom-chip design services and a supply of microfluidic chips. During participation in the ADP, customers would determine the feasibility of, and develop, novel microfluidic applications by identifying an assay to address their specific needs. Subsequently, we would custom design a chip to perform that assay. We retain the rights to microfluidic technologies resulting from these collaborations, subject in some circumstances to royalties or other compensation to our collaborators.

      All of the five ADP collaborations underway at the beginning of 2002 are being assessed to determine if they have significant commercial potential and a specific path to commercialization, similar to the criteria that we apply to our OEM prospects. Using this criteria, one of the collaborations, with an unnamed agricultural partner, has recently been terminated.

Relationship with Amphora Discovery Corp.

      In September 2001, Caliper completed the formation of a new company, Amphora Discovery Corp. (“Amphora”), to create and commercialize a comprehensive database of chemical genomics information. Since that time, Amphora has engaged in large-scale implementation of LabChip drug discovery systems purchased directly from Caliper. Headquartered in Research Triangle Park, North Carolina, Amphora also maintains an office in Mountain View, California.

      At the time of its formation, various venture capital firms invested $25 million in Amphora, resulting in Amphora becoming a separate, independent company from Caliper with its own management team and board of directors. ARCH Venture Partners and Venrock Associates are two of the venture capital firms that have invested in Amphora. One of our directors, Robert T. Nelsen, is a Managing Director of ARCH Venture Partners, and another of our directors, Anthony B. Evnin, is a Managing General Partner of Venrock Associates.

      In December 2002, Amphora completed a second round of venture capital financing. After the completion of this financing, Caliper’s ownership in Amphora was reduced to approximately 13% from 28% on a fully diluted basis. Over time, if Amphora raises further equity capital, we expect that our ownership in Amphora will be further diluted, as we have no plans to make any future equity investments in Amphora. Caliper initially had the right to appoint two representatives to Amphora’s six-member board of directors. On March 17, 2003, one of Caliper’s two representatives, Dr. Michael R. Knapp, resigned from Amphora’s board of directors. Due to the reduction in Caliper’s percentage ownership of Amphora, Caliper now has the right to appoint only one member to Amphora’s board. Dr. Daniel L. Kisner, our chairman of the board, continues to serve as the sole Caliper representative on Amphora’s board of directors.

      Since the completion of Amphora’s initial financing in September 2001, our investment in Amphora has been accounted for under the equity method of accounting. As our investment in Amphora has no basis for accounting purposes and, because Caliper does not guarantee any debt or have any commitment to fund losses of Amphora, Caliper has not recorded its proportionate share of Amphora’s operating losses in its financial statements. The completion of Amphora’s second round of venture capital financing in December 2002 did not have any impact on our method of accounting for Amphora.

      For the fiscal year ended 2002, sales to Amphora of instruments, LabChip devices, datapoints and contract services were $6.2 million. Of the $6.2 million in total 2002 sales, $3.3 million related to drug discovery system products and, under the equity method of accounting, Caliper deferred 28% of the gross profit of these sales, or $333,000, that reflects its retained ownership interest in the products sold to Amphora in 2002. As all drug discovery system sales to Amphora occurred prior to Amphora’s December 2002 third party financing, all future drug discovery system sales will be deferred at Caliper’s then retained ownership interest level which is approximately 13% currently. In 2002, Caliper recognized a total of $177,000 of this deferred gross profit as revenue of which $121,000 related to drug discovery system products sold in 2001 and $56,000 related to products sold in 2002. Caliper expects to recognize the remaining $499,000 as revenue ratably over the next 36 months as Amphora records depreciation on its Caliper 250 Drug Discovery systems. For the fiscal year ended 2001, sales to Amphora of instruments, LabChip devices, datapoints and contract services were $3.9 million. As further described below, Caliper and Amphora agreed to a restructuring of the commercial relationship between the two companies in December 2002. Based on the restructured relationship, we expect in 2003 that Amphora will purchase one Caliper 250 instrument and make approximately $1.6 million in minimum datapoint payments to us. All revenues generated from Amphora are reported as related-party revenues.

      In September 2001, we entered into a LabChip Solutions Agreement and an Intellectual Property Agreement with Amphora. Under the Intellectual Property Agreement, we granted Amphora certain exclusive rights to use our drug discovery products in a chemical genomics database business. The LabChip Solutions Agreement provided for the ongoing supply of our drug discovery systems and chips to Amphora, and for the provision of related services by us to Amphora. Under this agreement, Amphora had agreed to purchase a minimum of 11 Caliper 250 instruments by December 31, 2001 and at least 11 additional Caliper 250 instruments by December 31, 2002. Amphora had also agreed to purchase datapoints at a fixed amount of $2.0 million in the first year and a minimum of $4.0 million to a maximum, based on volume, of $6.0 million in the second year of the agreement, which began in December 2002.

      In connection with the completion of Amphora’s December 2002 financing, Caliper and Amphora agreed to a renegotiation of Amphora’s obligations under the LabChip Solutions Agreement. Under the renegotiated agreement, the Companies agreed to restructure the $4 million minimum datapoint payment for 2002 as follows: Amphora agreed to purchase a minimum of $1.8 million of datapoints during the second year of the agreement beginning in December 2002 and over time to make up to $2.2 million of deferred payments to Caliper. These deferred payments are contingent upon Amphora’s future revenue generation, datapoint production and other conditions and can be satisfied by Amphora under three methods: i) quarterly payments to Caliper based on Amphora’s revenues; ii) commissions earned by Amphora as they provide certain marketing assistance to Caliper for Caliper’s instruments; and iii) additional datapoint payments if Amphora exceeds the certain minimum datapoint levels. Caliper also agreed to defer to December 31, 2003 Amphora’s obligation to purchase the one remaining Caliper 250 instrument of the 11 originally scheduled to be purchased by Amphora before December 31, 2002. In consideration for Caliper’s agreement to this restructuring, Amphora issued to Caliper 2.5 million shares of Amphora preferred stock. Caliper ascribed a nominal value of $25,000 to these shares as Amphora is a privately held research and development company.

      In September 2001, Amphora entered into a three-year Sublease Agreement with Caliper for the rent of approximately 5,700 square feet in one of Caliper’s three Mountain View, CA leased buildings for Amphora’s research and development use. In December 2002, in connection with the completion of Amphora’s financing, we agreed to an early termination of this Sublease Agreement as of March 31, 2003. Although we were receiving approximately $20,000 a month in rent from Amphora, we intend to utilize this 5,700 square feet for our own research and development activities starting in April 2003.

Early Commercial Model: Technology Access Program

      Prior to transitioning to a commercial products business model, we had Technology Access Program (“TAP”) customers. In this program, focused on drug discovery screening systems, we worked directly with pharmaceutical company customers during the product development process. In 2001, following the commercial launch of the Caliper 250 system, our existing TAP customers purchased these systems for their internal use. These customers included: Millennium Pharmaceuticals, Eli Lilly and Amgen.

      Beginning in August 2001, within the context of our planned evolution away from the Technology Access Program and conversion to a commercial products business structure, we initiated the renegotiation of our TAP agreements. We proposed to each customer, and they agreed, to convert the remaining technology access and subscription fees due us under their agreement to credits toward the purchase of products and services. The renegotiated contracts with Amgen, Eli Lilly and Millennium include discounts off our product list prices for their commitment and ongoing participation as a customer of our commercial business for a time period roughly equivalent to the length of time that they were a TAP customer.

Customers

      To date, we have generated a substantial portion of our revenue from a limited number of sources. In the year ended December 31, 2002, Agilent, our major collaboration partner, alone accounted for 39% of our total revenue and 35% of our product revenue. We notified Agilent in May 2002 of our election to terminate the agreement between the companies as of May 2003. Under the terms of our agreement with Agilent, when our agreement terminates in May 2003, we will grant to Agilent a non-exclusive, royalty-bearing license to our LapChip technologies as then developed for Agilent to develop, make and sell products in the field of the collaboration. Consequently, there is the possibility that we may experience competition from Agilent after May 2003, which would reduce our ability to sell products independently or through other commercial partners. Amphora, a related party, accounted for 24% of our total revenue and 34% of our product revenue. Initial licensing of the Ramsey family of patents to Aclara accounted for 10% of our revenue and our former Technology Access Program customers, Amgen, Eli Lilly and Millennium, collectively accounted for 12% of our revenue in the 2002 period. In 2001, Agilent alone accounted for 32% of our revenue in this period, one TAP customer, Millennium, accounted for 10% of our revenue, Amphora alone accounted for 13% of our revenue, and initial licensing of the Ramsey family of patents to Aclara accounted for 17% of our revenue. In 2000, Agilent alone accounted for 45% of our revenue, and our three TAP customers, Amgen, Eli Lilly and Millennium, each accounted for 14%, 18% and 13%, respectively, of our revenue in this period. Although we are seeking to expand our customer base, we cannot assure you that these efforts will be successful. The loss of any of these customers would have a material adverse effect on our results of operations.

      During the course of 2002, 2001 and 2000, we did not experience any material backlog in supplying products or services to our customers. Our customers purchase our products under standard commercial terms and conditions for payment due in 30 days from the invoice date, as we do not offer extended payment terms. We invoice our customers upon shipment “FOB Origin” on products or on the completion of services under our agreements. We offer our customers a one-year warranty on our automated system purchases and a 90-day warranty on chip purchases.

      Approximately 92%, 97% and 100% of our total revenues for 2002, 2001 and 2000, respectively, were derived from customers in the United States as described in Note 17 to our financial statements located at the end of this Annual Report. Substantially all of our long-lived assets are located in the United States.

Technology

      We believe that we have established a leading position in three areas of lab-on-a-chip technology.

Microfabrication

      We create microfluidic lab-on-a-chip devices using manufacturing methods similar to the semiconductor industry, sometimes referred to as “microfabrication.” Microfabrication makes it possible to create intricate designs of interconnected channels that are extremely small and precise. Each pattern is designed to support a series of fluid manipulation steps that will comprise an experiment. We use the principles of fluid dynamics, chemical and electrical engineering, biophysics and computer-aided design tools to create various chip designs. Because we have designed, manufactured and tested hundreds of different chip configurations, we have the know-how and have developed proprietary design tools that make each cycle of chip creation and application development faster. The chips are designed to be passive devices, inexpensive and easy to manufacture. They rely on computer-controlled specialized instrumentation to manipulate the timing and sequencing of chemical processes on the chip.

      Once a design or pattern is completed, we use microfabrication methods to replicate the design as channels in a sheet of quartz or glass. This process creates highly precise and reproducible channels with dimensions that can be varied by width and depth. A typical channel is roughly 50 microns wide and 10 microns deep, or smaller than the size of a strand of human hair. In the next step, a second sheet of quartz or glass with a pattern of holes, or wells, is fused to the first sheet using a proprietary bonding process. This second sheet covers the channels and converts them into closed microfluidic conduits. The end of each channel connects to an open reservoir through which fluids are introduced. The sheets are then cut into individual chips, which can be less than one inch to a few inches on a side. The individual chips are then packaged into plastic holders making them easier to handle.

      We currently make two chip formats. In our planar chips, such as those used in the Agilent 2100 Bioanalyzer, the user pipettes all of the chemical reagents into the reservoirs or wells of the chip, including the various samples to be tested. The chip is then placed into the instrument. In our sipper chip products, such as those used in the AMS 90 SE and the Caliper 250 system, a small glass tube, or capillary, is part of the chip. Once the user prepares the chip and the chip is placed into a Caliper instrument, minute quantities of sample can be introduced, or “sipped,” through the capillary into the chip. This sipping process can be repeated many times, enabling a single chip to analyze thousands of samples quickly and without human intervention. Samples on sipper chips are processed utilizing continuous flow designs with integrated channel networks for completing experiments. We have a number of issued U.S. patents covering this sipper and continuous flow assay technique.

Microfluidics

      In our LabChip systems, the movement of minute quantities of fluids, or “microfluidics,” is actively controlled by computer programs. We use two different methods of generating fluid motion in microchannels, namely, electrokinetics and pressure.

      Electrokinetic flow is generated when electrodes connected to computer-driven power supplies are placed in the reservoirs at each end of a channel and activated to generate electrical current through the channel. Under these conditions, fluids of the appropriate type will move by a process known as “electro-osmosis.” Another electrokinetic phenomenon known as “electrophoresis” also occurs in the channels. This is the movement of charged molecules or particles in an electric field. Electrophoresis can be used to move molecules in solution or to separate molecules with very subtle differences. Electrophoresis and electro-osmosis generally occur at the same time in channels. However, we have developed proprietary techniques for minimizing either force while maintaining the other, as appropriate, for a given application.

      Pressure can also be used to move fluid in microchannels. An advantage to using pressure is that both charged and uncharged molecules, as well as cells, can be moved without separation.

      Under typical conditions, flow rates in the microfluidic channels are about a millimeter per second. At these rates, and in contrast to macro conditions, the dispersion of fluids is limited and highly predictable. As a result, we are able to get very exact, reproducible data.

      We use both computer-controlled pressure and electrokinetic forces to gain precise control over fluid flow in the microfluidic channel network. It is possible to use electrokinetic forces alone, pressure forces alone, or a combination of the two methods.

Applications Development

      We have developed a large amount of expertise at discovering new functions that microfluidic chips can perform. We have generated proprietary computer models of how an experiment can be carried out. We store these functional designs, and we can incorporate them into new designs that simulate complete experimental pathways. In this way, we believe the value of new microfluidic inventions can be rapidly expanded across many application development projects.

      We have also developed expertise conducting a variety of laboratory experiments in our chips. Currently, all of our systems use fluorescent chemical reagents and optical detection instruments to read experimental results. We often need to explore chemical strategies for labeling relevant reagents that can reveal how different molecular interactions take place. Another area of investigation addresses the fact that in small dimensions, within which our products operate, the amount of channel surface material relative to the amount of liquid is many times higher than in a test tube or microwell plate. Because of this, the surface material can exert a much greater chemical influence on the biochemical reactions taking place. We have created strategies to avoid the problems this can cause, or benefit from it if possible.

      We have also developed sipper chips, which enable automated sample input into the chip, allowing for high throughput experimentation. These sipper chips perform enzyme reactions using part of the channel design as a tiny, continuously operating electrophoresis machine. Thus, reactions with one sample are going on in one area of the chip while electrophoretic separation of the products of another sample is taking place in a different part of the chip. Such an assembly line approach yields highly reproducible data unmatched by macroscopic formats. In general, our experience is that microfabrication and microfluidics provide a rich tool set with which to create innovative new applications.

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

      Chip Design. We are increasing our understanding of the design rules guiding the development of new chips. Using the principles of engineering, we create patterns of interconnected channels that permit execution of the various common steps of experimentation. Designs from one chip can be used for other chips needing similar fluidic functions for a different application. Mathematics and computer models also help minimize the number of iterations necessary to achieve new functional chip designs.

      Chip Manufacturing. We continue to seek ways to improve the yield and decrease the cost of manufacturing our chips. We are exploring novel fabrication techniques and the use of new materials that offer functional advantages, such as manufacturing in quartz to take advantage of its superior optical features. We have development programs in manufacturing technology for chips made of plastic. Plastic devices potentially offer cost advantages and can offer favorable surface chemical features for some applications. A major area of development is micromachining technology for precisely attaching capillaries to our sipper chips to access reagents. In automated experimentation, the number of capillaries and channels determines the level of throughput. Accordingly, we are developing high yield fabrication methods to enable us to cost-effectively manufacture chips with many capillaries to perform high throughput experimentation.

      Engineering and Software. We use the skills of electrical engineers, optical engineers, mechanical engineers, product designers and software engineers to create new instrumentation to run our chips. These instruments control fluid movement inside the chip, present the reagents to the chip from conventional fluid sources, and detect the results of biochemical or cell-based experiments with optical methods. Software engineers write computer programs that control the sources of fluid motion, communicate between different instrument components and interpret signals from the detection system. Currently we develop these incidental software programs for our automated systems. This software has no separate utility outside of its function of running the Caliper instrument. We collaborate with Agilent to develop software for the Agilent 2100 Bioanalyzer.

      Systems Integration. When developing commercial LabChip products, we ensure that we incorporate all the features necessary for performing a specific experiment and configure the assay so that it offers tangible benefits to users. By carefully characterizing the problem, as well as the microfluidic solution, we are able to define precise product specifications. For instance, in each application, we determine how to manipulate flow conditions and how to control surface interactions in order to create novel functions and/or suppress undesirable effects. The resulting complete solution includes the LabChip device, the instrument interface, computer software and reagents needed for each total microfluidic application.

Product Development

      Our product development efforts are currently focused principally on new applications and capabilities for our existing instruments and the development of new instrument platforms.

      Extensions of Existing Product Lines. For our automated instrument systems, we are expanding the menu of applications to include assays that measure many important activities of cells and proteins. Currently in development is a protein assay for the AMS 90 SE. In our drug discovery screening line, we are developing line extensions that are particularly well suited for the evaluation of kinases, one of the largest focus areas of drug discovery efforts today. Our recently introduced products include a new 12-sipper LabChip device and an “on-chip” mobility shift assay (available on an “early release” basis), both well suited to kinase testing. Caliper is also developing kinase profiling and selectivity screening kits. These kits will allow us to offer “plug-and-play” products to customers in the drug discovery market. For the Agilent 2100 Bioanalyzer, we intend to continue enhancing the existing menu of applications. We are also working with Agilent to develop new products.

      LibraryCard System. Caliper’s microfluidic technology has the potential to reduce reagent, compound and sample consumption to remarkably small volumes in a wide variety of biochemical tests. To enable the full potential of small volume usage on the chip, we have developed a system to reduce the volume of samples being tested to nanoliter scale. In the LibraryCard system, samples or reagents to be tested are spotted down on specially prepared glass plates; 10,000 different samples or reagents can be accommodated. The spots are dried and the cards are stored until use with the Caliper microfluidic system. Each spot contains a few tenths of a nanogram of material, incredibly small amounts, but enough for testing in Caliper chips. Because chemical reagents are typically stable in dry formats, this technology has the additional benefit of enabling drug discovery screening and related testing in non-centralized locations. We are hoping to commercialize the technology through partnerships with other companies.

      Genetic Analysis on a LabChip Device. Until the second half of 2002, we were developing a LabChip device for single nucleotide polymorphism (“SNP”) analysis that we intended to commercialize directly. More recently, we have decided to commercialize this product through corporate partnerships. PCR, or polymerase chain reaction, is a technique for rapidly producing many copies of a section of DNA. Like all experimentation processes, this application is a combination of various fluid manipulations, biochemical reactions and detection. We are developing an integrated PCR application that is designed to perform the steps of reagent assembly, amplification and readout in rapid, serial fashion inside the channels of a microfluidic chip. We believe that our genetic analysis system will offer the advantages of nanoliter-scale processing of valuable reagents, automated reagent assembly and computer-controlled heating and mixing for high-quality data production. Though our nanoliter-scale genetic analysis system is still in development, we are capable of routinely doing 16-hour unattended runs involving thousands of 2-nanoliter reactions with starting material down to single copies of genomic DNA. Compared to conventional methods, which take about 60 minutes, we can do a complete reaction in about 9 minutes. This underscores the benefits that can be achieved by integrating and automating multiple complex experimental steps on a single chip.

      Our research and development expenses for the years ended December 31, 2002, 2001 and 2000 were approximately $43.3 million, $38.3 million and $33.5 million, respectively. We expect research and development spending to decrease in the future as we slow the pace of discretionary spending on research programs, complete certain research initiatives and continue to focus and prioritize ongoing research programs. As of December 31, 2002, we had 113 employees engaged in research and development, including 63 with advanced degrees.

Manufacturing

      We manufacture all of our chips, automated instrument systems and a variety of consumables in-house. Caliper is ISO 9001 compliant for the development, manufacture and distribution of its chips and reagent systems. ISO, the International Standards Organization, sets international standards for quality in product design, manufacturing and distribution. We rely upon Agilent to manufacture the Agilent 2100 Bioanalyzer and, on an OEM basis, the Caliper 1000 Analyzer. We contract with third parties to supply raw materials, component parts and sub-assemblies used in our chips, reagents and instrument systems. We intend to continue to invest in our infrastructure for the manufacture and distribution of our chips and to continue to work with third parties for outsourcing opportunities for non-chip based products. For a discussion of the methods we use to manufacture our chips see “ Technology” and “Research and Development.”

Suppliers

      Key components of our chips, instruments and reagent-based products are obtained from a number of single-source or limited-source suppliers. We rely on a privately held company for the supply of proprietary dyes used in many of our LabChip products. Furthermore, we depend on a foreign single-source supplier for the manufacture of glass stock used in the manufacture of certain types of our chips. The majority of our key components for our chip and instrument products are readily available from our suppliers to meet production requirements. The only component requiring any significant lead time to acquire is our proprietary glass stock, as our supplier requires a minimum order to cover an entire production run. We anticipate that inventories of this proprietary material, at current production levels, will be sufficient for the next 18 months.

      Although we have established licensing arrangements and supply agreements with these suppliers, as well as other single- or limited-source suppliers, there can be no assurances that these companies would not in some way be adversely affected in the future and be unable to meet our critical supply needs. In the event that the supply of components from these suppliers and other single-source or limited-source suppliers were interrupted, we may not be able to manufacture, or manufacture in a timely fashion or in significant quantities, our products, which would delay our ability to deliver products to our customers.

Commodity Price Risk

      Some of the raw materials we use are subject to price volatility caused by supply conditions, economic variables and other unpredictable factors. Historically we have not experienced significant supply or price constraints and we do not expect our financial position, profitability and liquidity to be affected materially by the supply-level fluctuations.

Competition

      Although we believe that we are currently one of only a few companies selling and delivering, directly or in collaboration with corporate partners, commercial microfluidic lab-on-a-chip products to customers, we expect to encounter intense competition from a number of companies that offer products for laboratory experimentation. We anticipate that our competitors will come primarily from the following three sectors:

•	companies providing conventional products for applications similar to ours, but based on established technologies, and incremental improvements to these products;

•	companies developing their own microfluidics or lab-on-a-chip technologies; and

•	companies developing new non-chip technologies that can be used in applications similar to the ones that can be served by our technology.

      In order to compete against vendors of conventional products, we will need to demonstrate the advantages of our LabChip products over alternative well-established technologies and products. We will also need to demonstrate the potential economic value of our LabChip products relative to these conventional technologies and products. Some of the companies that provide these products include the Applied Biosystems division of Applera, Agilent, Amersham Biosciences, Beckman Coulter, Bio-Rad Laboratories, Molecular Devices, PerkinElmer and Tecan.

      We will also need to compete effectively with companies developing their own microfluidics or lab-on-a-chip technologies and products, such as Fluidigm, Gyros, HandyLab, Micronics, Microfluidic Systems and Nanostream. Other companies known to have initiated microfluidic programs include Motorola, 3M, Applied Biosystems, Amersham Biosciences, Cepheid and Hitachi. Microfluidic technologies have undergone and are expected to continue to undergo rapid and significant change. Our future success will depend in large part on our ability to establish and maintain a competitive position in these and future technologies, which we may not be able to do. Rapid technological development may result in our products or technologies becoming obsolete. Products offered by us could be made obsolete either by less expensive or more effective products based on similar or other technologies.

      In addition, there is the possibility that we may experience competition from Agilent after May 2003. Under the terms of our agreement, upon termination we will grant to Agilent a non-exclusive, royalty-bearing license to our LabChip technologies as then currently developed. Under the terms of this license, Agilent will be able to develop, make and sell products in the field of our collaboration with Agilent.

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

Intellectual Property

      We seek patent protection on our lab-on-a-chip technologies. As of March 7, 2003, we owned or held licenses to 167 issued U.S. patents and 162 pending U.S. patent applications, some of which derive from a common parent application. The issued U.S. patents expire between 2012 and 2021. Foreign counterparts of many of these patents and applications have been filed and/or issued in one or more other countries, resulting in a total of more than 696 issued patents and pending patent applications in the United States and foreign countries. These patents and applications are directed to various technological areas which we believe are valuable to our business, including:

•	control of movement of fluid and other material through interconnected microchannels;

•	continuous flow high throughput screening assay methods and systems;

•	analytical and control instrumentation;

•	analytical system architecture;

•	chip-based assay chemistries and methods;

•	chip compatible sample accession;

•	software for control of microfluidic based systems and data analysis; and

•	chip manufacturing processes.

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

      We are party to various exclusive and non-exclusive license agreements with third parties which give us rights to use certain technologies. For example, we have licenses in the fields we are currently operating in from UT-Battelle, LLC, relating to patents covering inventions by Dr. J. Michael Ramsey, and from the Trustees of the University of Pennsylvania covering microfluidic applications and chip structures. A failure to maintain some or all of the rights to these technologies could seriously harm our business.

Environmental Matters

      We continuously assess the compliance of our operations with applicable federal, state and local environmental laws and regulations. Our policy is to record liabilities for environmental matters when loss amounts are probable and reasonably determinable. Our manufacturing site utilizes chemicals and other potentially hazardous materials and generates both hazardous and non-hazardous waste, the transportation, treatment, storage and disposal of which are regulated by various governmental agencies. We have engaged environmental consultants on a regular basis to assist with our compliance efforts. We believe we are currently in compliance with all applicable environmental permits and are aware of our responsibilities under applicable environmental laws. Any expenditures necessitated by changes in law and permitting requirements cannot be predicted at this time, although such costs are not expected to be material to our financial position or results of operations.

Market Data

      We use market and industry data throughout this Annual Report on Form 10-K and the documents incorporated by reference herein, which we have obtained from market research, publicly available information and industry publications. These sources generally state that the information that they provide has been obtained from sources believed to be reliable, but that the accuracy and completeness of such information are not guaranteed. The market and industry data is often based on industry surveys and the preparers’ experience in the industry. Similarly, although we believe that the surveys and market research that others have performed are reliable, we have not independently verified this information. In particular, market share information has been coordinated and prepared for us by third party research companies at our request, based on market segments that we defined and for which we have paid customary fees. Therefore, such data, including the market category delineations that form the basis for such data, are not necessarily representative of results that would have been obtained from an independent source.

Employees

      As of December 31, 2002, we had a total of 251 employees, including 113 in research and development, 62 in manufacturing, 27 in sales and marketing and 49 in administration and finance. None of our employees is represented by a collective bargaining agreement, nor have we experienced any work stoppage. We consider our relations with our employees to be good.

Executive Officers of the Registrant

      Michael R. Knapp, Ph.D., who co-founded Caliper, assumed the duties of Chief Executive Officer in July 2002 and became a Director of Caliper in September 2002. Prior to that, Dr. Knapp served as our Vice President of Science and Technology from September 1995 through June 2002. From November 1994 through August 1995, Dr. Knapp was engaged in activities related to forming Caliper, including securing our core technology license and procuring financing. From October 1988 to October 1994, Dr. Knapp served as President and Scientific Director at Molecular Tool, Inc., a genetics technology company he co-founded in 1988. Previously, Dr. Knapp was on the staff of the Center for Neurobiology and Behavior at Columbia

University and was a Scientific Director of Genetica SARL, an affiliate of Rhone Poulenc SA in Paris, France. Dr. Knapp holds a B.S. in Biology from Trinity College (Hartford) and a Ph.D. in Medical Microbiology from Stanford University.

      Daniel L. Kisner, M.D., served as our President and Chief Executive Officer from February 1999 through June 2002 before being elected Chairman of the Board on July 1, 2002. Dr. Kisner has served as a Director since March 1999. From May 1994 to January 1999, Dr. Kisner served as President and Chief Operating Officer of Isis Pharmaceuticals, Inc., a biotechnology company. From February 1993 to May 1994, Dr. Kisner served as Executive Vice President and Chief Operating Officer of Isis Pharmaceuticals, Inc. From March 1991 to February 1993, he served as Executive Vice President of Isis Pharmaceuticals and was responsible for business and product development, and manufacturing. From December 1988 to March 1991, Dr. Kisner served as Division Vice President of Pharmaceutical Development for Abbott Laboratories. Dr. Kisner has held a tenured position in the Division of Oncology at the University of Texas, San Antonio School of Medicine and is certified by the American Board of Internal Medicine and certified in Medical Oncology. Dr. Kisner holds a B.A. from Rutgers University and a M.D. from Georgetown University.

      James L. Knighton, became President and Chief Financial Officer in July 2002. Mr. Knighton joined Caliper serving as our Vice President and Chief Financial Officer in September 1999 and was later promoted to Executive Vice President in April 2001. From October 1998 to September 1999, Mr. Knighton served as Senior Vice President and Chief Financial Officer of SUGEN, Inc., a publicly held biotechnology company acquired by Pharmacia. From July 1997 to October 1998, Mr. Knighton served as Vice President of Investor Relations and Corporate Communications at Chiron Corporation, a biotechnology company. From 1985 to 1994, Mr. Knighton served in various operations, planning and R&D functions at E. I. DuPont de Nemours Inc., a global, diversified chemical and life science company. Mr. Knighton holds a B.S. in Biology from the University of Notre Dame, an M.S. in Genetics from the University of Pennsylvania and a M.B.A. from the Wharton School at the University of Pennsylvania.

      Anthony T. Hendrickson, was named Vice President of Finance in September 2002 in addition to serving as our Corporate Controller and Chief Accounting Officer since April 2000. From April 1997 to April 2000, Mr. Hendrickson was the Corporate Controller and Chief Accounting Officer for Sequus Pharmaceuticals, Inc., a biotechnology company. From April 1995 to March 1997, Mr. Hendrickson was the Director of Finance and Administration of a U.S. operating division of Lanier Worldwide, Inc. that specialized in electronic imaging. From 1993 to April 1995, Mr. Hendrickson was a Senior Manager for KPMG LLP, a public accounting firm. Mr. Hendrickson is a Certified Public Accountant and holds a B.A. in Accounting and Finance from the University of Cincinnati and an M.B.A. from The Ohio State University.

      Bruce E. MacMillan has served as our Vice President, General Counsel and Corporate Secretary since May 2002. From April 1999 to December 1999 he was Vice President, General Counsel and Corporate Secretary for SUGEN, Inc., a publicly held biotechnology company acquired by Pharmacia. From January 1991 to April 1999 Mr. MacMillan served as Associate General Counsel for Raychem Corporation, an electronics and telecommunications component company. In his last position at Raychem, he was the principal legal officer responsible for the company’s worldwide electronics division. Prior to that, he was the principal legal officer for Raychem’s worldwide telecommunications business. As part of his responsibilities, Mr. MacMillan was also General Counsel of Ericsson-Raynet, a joint venture between Telefonaktiebolaget L.M. Ericsson and Raychem from 1995 to 1996. Prior to that he was in private practice for 10 years. Mr. MacMillan holds both an M.B.A. and a B.A. from the University of California at Berkeley and received a J.D. from the University of California, Hastings College of Law.

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

      William M. Wright III, was named Vice President of Partnership Relations in October 2002 after previously serving as our Vice President of Operations since joining the company in September 1998. From November 1995 to May 1998, Mr. Wright served as Vice President of Operations of Biocircuits Corporation, a medical diagnostic company, where he was responsible for instrument and immunoassay cartridge manufacturing. From 1984 to 1995, Mr. Wright was Vice President of Site Operations with Dade International Inc., formerly a division of Baxter International, Inc., a medical products manufacturing company, while there he assisted in the start-up and launch of the Baxter International Paramax Analytical Clinical Chemistry Business. Mr. Wright holds a B.S. in Industrial Technology from California State University at Long Beach.

Item 2.	Properties

      Our principal research and development, manufacturing and administrative facilities are currently located in three buildings totaling approximately 110,000 square feet of leased space in Mountain View, California. The leases for this space will expire in 2007 and 2008. We have no other properties or facilities in the United States. Our wholly-owned subsidiary, Caliper Europe GmbH, engaged in marketing and sales activities in Europe, has approximately 1,700 square feet of leased office space in Waldems, Germany as of January 2002. The lease for this space will expire in 2005. We believe that our current facilities, based on our long term strategic facilities plan, are adequate for our needs through the fourth quarter of 2004, and we are currently assessing the need for additional facilities primarily for LabChip manufacturing to meet our future needs. If we are unable to locate additional facilities, we will be required to delay our planned expansion. Any facilities that we are able to locate and lease may be on terms that are expensive to us, especially since we are located in the Silicon Valley in California where supply of such facilities can fluctuate from year to year.

Item 3.	Legal Proceedings

      Commencing on June 7, 2001, Caliper and three of its officers and directors (David V. Milligan, Daniel L. Kisner and James L. Knighton) were named as defendants in three securities class action lawsuits filed in the United States District Court for the Southern District of New York. The cases have been consolidated under the caption In re Caliper Technologies Corp. Initial Public Offering Securities Litigation, 01 Civ. 5072 (SAS) (GBD). Similar complaints were filed in the same Court against hundreds of other public companies that conducted IPOs of their common stock since the late 1990s (the “IPO Lawsuits”). On August 8, 2001, the IPO Lawsuits were consolidated for pretrial purposes before United States Judge Shira Scheindlin of the Southern District of New York. Together, those cases are denominated In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS). On April 19, 2002, a Consolidated Amended Complaint was filed alleging claims against Caliper and the individual defendants under Sections 11 and 15 of the Securities Act of 1933, and under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as well as Rule 10b-5 promulgated thereunder. The Consolidated Amended Complaint also names certain underwriters of Caliper’s December 1999 initial public offering of common stock. The Complaint alleges that these underwriters charged excessive, undisclosed commissions to investors and entered into improper agreements with investors relating to aftermarket transactions. The Complaint seeks an unspecified amount of money damages. Caliper and the other issuers named as defendants in the IPO Lawsuits moved on July 15, 2002, to dismiss all claims on multiple grounds. By Stipulation and Order dated October 9, 2002, the claims against Messrs. Milligan, Kisner and Knighton were dismissed without prejudice. On February 19, 2003, the Court granted Caliper’s motion to dismiss all claims against it. Plaintiffs were not given the right to replead the claims against Caliper; the time to appeal the dismissal has not yet expired.

      On April 16, 2002, Caliper filed a lawsuit against Molecular Devices Corporation in the United States District Court for the Northern District of California. In that case, Caliper Technologies Corp. v. Molecular Devices Corporation, No. C-02-1837 (N.D. Cal.), Caliper asserts that Molecular Devices Corp.’s IMAP and Reagent Assay Kits infringe one or more claims of U.S. Patent No. 6,287,774, which Caliper owns. Caliper’s complaint seeks both injunctive relief precluding further infringement of the patent and damages. The answer to the complaint was filed on May 8, 2002 and asserts a counterclaim seeking a declaratory judgment that the patent is not infringed and is invalid. Caliper believes the counterclaim to be without merit. In late 2002, Caliper successfully moved the court to add a newly-issued patent, U.S. Patent No. 6,472,141 to the lawsuit, alleging that the same accused devices infringe one or more of the claims of that patent. The answer to Caliper’s first amended complaint was filed on December 17, 2002, and asserts a counterclaim seeking a declaratory judgment that both Caliper patents are invalid and not infringed. Caliper believes the amended counterclaim to be without merit. On January 28, 2003, Caliper filed a motion for preliminary injunction, which is scheduled to be heard by the court in May 2003. In that motion, Caliper has asked the court to preliminarily enjoin Molecular Devices from making, using, selling, and offering to sell its infringing IMAP kits for kinase assays. Discovery is underway, and no trial date has been set by the Court.

Item 4.	Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of our security holders during the quarter ended December 31, 2002.

PART II

Item 5.     Market for Registrant’s Common Stock and Related Stockholder Matters

Market for Registrant’s Common Equity

      Our common stock has been quoted on the Nasdaq National Market under the symbol “CALP” since our initial public offering in December 1999. Prior to that time, there was no public market for our common stock. The following table shows the high and low sales prices per share of our common stock as reported on the Nasdaq National Market for the periods indicated:

	High	Low

Fiscal 2002:
First Quarter	$18.07	$10.97
Second Quarter	$12.58	$6.00
Third Quarter	$6.80	$3.90
Fourth Quarter	$4.51	$2.96
Fiscal 2001:
First Quarter	$45.81	$13.00
Second Quarter	$30.09	$13.25
Third Quarter	$20.63	$9.07
Fourth Quarter	$15.98	$8.51

      As of December 31, 2002, there were approximately 190 holders of record of our common stock. We have never declared or paid any dividends on our capital stock. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business. Although we have no restrictions, we do not anticipate paying any cash dividends in the foreseeable future.

Item 6.     Selected Financial Data

      The statements of operations data for each of the years ended December 31, 2002, 2001 and 2000, and the balance sheet data as of December 31, 2002 and 2001, have been derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K which have been audited by Ernst & Young LLP, independent auditors. The statements of operations data for the years ended December 31, 1999 and 1998, and the balance sheet data as of December 31, 2000, 1999 and 1998 have been derived from our audited financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of results to be expected for any future period. The data presented below should be read with our financial statements, including the notes, and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,

	2002	2001	2000	1999	1998

	(In thousands, except per share data)
Statements of Operations Data:
Revenue:
Product revenue	$10,378	$8,799	$3,201	$1,211	$—
Related party revenue	6,155	3,912	—	—	—
License fees and contract revenue	9,300	16,877	15,363	10,876	8,155

Total revenue	25,833	29,588	18,564	12,087	8,155
Costs and expenses:
Cost of product revenue	7,906	4,784	2,519	921	—
Cost of product revenue — related party	3,021	2,103	—	—	—
Research and development	43,317	38,263	33,478	17,494	9,584
Selling, general and administrative	17,534	15,545	9,787	5,312	2,932
Amortization of deferred stock compensation, net(1)	378	2,540	4,545	3,885	—
Restructuring charges	314	—	—	—	—

Total costs and expenses	72,470	63,235	50,329	27,612	12,516

Operating loss	(46,637)	(33,647)	(31,765)	(15,525)	(4,361)
Interest income, net	6,975	11,418	7,468	1,152	1,386
Other expense, net	(1,302)	(1,448)	—	—	—
Litigation settlement and reimbursement	—	27,500	13,274	—	—

Income (loss) before cumulative effect of change in accounting principle(3)	(40,964)	3,823	(11,023)	(14,373)	(2,975)
Cumulative effect of a change in accounting principle	—	—	(2,294)	—	—

Net income (loss)	(40,964)	3,823	(13,317)	(14,373)	(2,975)
Accretion on redeemable convertible preferred stock(2)	—	—	—	(2,328)	(2,174)

Net income (loss) attributable to common stockholders	$(40,964)	$3,823	$(13,317)	$(16,701)	$(5,149)

Net income (loss) per common share, basic:
Net income (loss) before cumulative effect of a change in accounting principle	$(1.68)	$0.16	$(0.50)	$(4.56)	$(2.39)
Cumulative effect of a change in accounting principle	—	—	$(0.11)	—	—

Net income (loss) per share, basic	$(1.68)	$0.16	$(0.61)	$(4.56)	$(2.39)

	Year Ended December 31,

	2002	2001	2000	1999	1998

	(In thousands, except per share data)
Shares used in computing net income (loss) per common share, basic	24,403	23,997	21,853	3,663	2,157
Net income (loss) per common share, diluted:
Net income (loss) before cumulative effect of a change in accounting principle	$(1.68)	$0.15	$(0.50)	$(4.56)	$(2.39)
Cumulative effect of a change in accounting principle	—	—	$(0.11)	—	—

Net income (loss) per share, diluted	$(1.68)	$0.15	$(0.61)	$(4.56)	$(2.39)

Shares used in computing net income (loss) per common share, diluted	24,403	25,634	21,853	3,663	2,157
Pro forma amounts assuming the change in accounting principle was applied retroactively (unaudited):
Net income (loss)			$(11,023)	$(14,267)
Net income (loss) per share, basic and diluted			$(0.50)	$(0.92)

Shares used in computing pro forma net income (loss) per share, basic and diluted			21,853	15,578

	December 31,

	2002	2001	2000	1999	1998

	(In thousands)
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$154,323	$166,176	$191,699	$100,216	$31,052
Working capital	155,583	195,310	187,475	95,234	21,604
Total assets	179,878	222,543	212,514	108,847	35,730
Long-term obligations, less current portion	1,986	3,749	3,534	3,906	2,008
Redeemable convertible preferred stock	—	—	—	—	48,716
Total stockholders’ equity (deficit)	167,558	206,564	196,457	97,863	(17,654)

		Years Ended December 31,

		2002	2001	2000	1999

(1)	Amortization of deferred stock compensation, net, related to the following:
	Research and development	$(315)	$610	$1,601	$1,094
	Selling, general and administrative	693	1,930	2,944	2,791

	Total	$378	$2,540	$4,545	$3,885

(2)	Accretion on redeemable convertible preferred stock ceased upon conversion of all of the outstanding preferred stock to common stock at the close of our initial public offering in December 1999.

(3)	See Note 2 of notes to our financial statements for an explanation of the cumulative effect of a change in accounting principle related to revenue recognition.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

      Caliper is a leader in microfluidic lab-on-a-chip technologies that miniaturize, integrate and automate many laboratory processes. The company develops, manufactures and sells our proprietary LabChip systems to pharmaceutical and other companies. We believe our LabChip systems have the potential to assemble the power, and reduce the scale, of laboratories full of equipment and people. We utilize two distribution channels for our products. In some cases, we sell instruments and chips directly to end users. In other instances we sell products to commercial partners, who in turn sell these products to end users.

      2002 Highlights. During the year, Caliper had a number of achievements that we believe better position the company for the future. These included:

•	Together with our commercial partner, Agilent Technologies, Inc. (“Agilent”), we introduced a new RNA 6000 Pico LabChip kit for the 2100 Bioanalyzer, a microfluidic benchtop system. The menu of applications for the system now numbers nine and includes LabChip kits for RNA, DNA, proteins and cells.

•	Again with Agilent, we enhanced the Cell Fluorescence LabChip kit, also for the 2100 Bioanalyzer, by incorporating cell staining into the chip.

•	We established a research collaboration with Ambion, Inc., an established leader in RNA-based research products, to develop a microfluidic RNA amplification system.

•	We launched the AMS 90 SE, our automated instrument platform for DNA separations, allowing scientists to analyze large volumes of DNA fragments quickly and efficiently. This system, which we sell directly to end-users, is targeted to those laboratories that analyze 100 or more DNA samples per day.

•	We introduced on an “early release” basis, the Calcium Flux LabChip device for use with the Caliper 250 Drug Discovery system. In this application, scientists investigating new chemical compounds can measure changes in intracellular calcium levels. Intracellular calcium levels are often used in pharmaceutical research and development as a means of studying interactions between potential drugs and particular receptors on a cell’s surface that can be targets for pharmaceutical intervention in disease processes.

•	We saw increased usage of the Caliper 250 by customers doing production screening of pharmaceutical compound libraries. We believe this is an important indication that customers are integrating our system into their protocols.

•	We expanded our intellectual property portfolio. Caliper was granted 51 U.S. patents, bringing our U.S. patent count to 127 at December 31, 2002. We also filed 65 new U.S. patent applications, increasing the total number of U.S. patents in prosecution to 214 at year-end.

•	We improved yields across all LabChip types, while increasing the number and variety of chips manufactured.

      In addition to these achievements, there were changes in a number of areas that either had a direct financial impact in 2002 or have the potential to do so in the future. These included:

      Conversion of Technology Access Partners. From Caliper’s inception in July 1995 through September 2001, our operating activities were primarily devoted to research, development and commercialization of technologies involving the manipulation of very small amounts of fluid, which are referred to as “microfluidic technologies.” During this period our revenues were principally from contract services and, to a lesser extent, from product sales. With the introduction of the Caliper 250 Drug Discovery system in September 2001, we transitioned to a commercial products business from a technology access model.

      Within the context of our planned discontinuation of our Technology Access Program (“TAP”), we initiated the renegotiation of our agreements with Amgen, Eli Lilly and Millennium Pharmaceuticals. Under the amended agreements with our TAP customers, Caliper agreed to convert technology access and subscription fees still outstanding to credits available towards the purchase of products and services that could be utilized by the customer no later than March 2003. In 2002, we recognized $3.1 million in revenue from these converted agreements based on purchases by our former TAP customers of instruments, chips, support services and custom solutions directly from Caliper. As of December 31, 2002, a total of $138,000 of revenue remains deferred related to just one former TAP customer. We expect to recognize this deferred revenue in the first quarter of 2003 as this customer purchases products or services. This ongoing revenue from former TAP customers reflects the continued transition from a technology collaboration-based company to a more scalable products-based company. However, it is still too soon to know whether these former TAP customers will continue to purchase our products and services at historic levels now that their converted TAP fees have been fully utilized, or whether we will be able to replace this revenue with revenue from sales to new customers.

      Related Party. Entities upon which we can exercise significant influence, but not control, are accounted for under the equity method of accounting. Whether or not we exercise significant influence with respect to a company depends on an evaluation of several factors including, among others, representation on the company’s board of directors and ownership level, generally between 20% to 50% interest in the voting securities of the company, including rights associated with our holding in common shares of the company.

      In May 2001, we formed Amphora Discovery Corp. (“Amphora”) later transferring certain intangibles to Amphora in September of that year. Also in September 2001, Amphora completed a private placement of securities with third-party investors that reduced our ownership to 28%. In December 2002, Amphora completed a second placement of securities with third-party investors raising additional capital that further reduced our ownership to approximately 13%. Our investment in Amphora continues to be accounted for under the equity method of accounting. We initially received the right to appoint two representatives to Amphora’s six-member board of directors. On March 17, 2003, one of Caliper’s two representatives, Dr. Michael Knapp, resigned from Amphora’s board of directors. Due to the subsequent reduction in our percentage ownership, our right to appoint representatives to Amphora’s Board declined to one. As Caliper’s investment in Amphora has no basis for accounting purposes and, because Caliper does not guarantee any debt or have commitments to fund losses, Caliper has not recorded its proportionate share of Amphora’s operating losses in its financial statements since the completion of Amphora’s first financing. Future investments by Amphora’s third-party investors would further reduce our ownership interest. Caliper does not intend to make future equity investments in Amphora.

      Since its inception and through December 31, 2002, Amphora has purchased 21 Caliper 250 Drug Discovery systems and $2.2 million in datapoints. In 2002 alone, we sold to Amphora products and services totaling $6.2 million and recorded it as a related-party revenues in the financial statements. Of the $6.2 million in total sales, $3.3 million related to drug discovery system products. Under the equity method of accounting, we deferred 28% of the gross profit of these sales, or $333,000, that reflected our retained ownership interest in the products sold to Amphora in 2002. All drug discovery system sales to Amphora occurred prior to Amphora’s December 2002 third-party financing. Future system sales will be deferred at our then retained ownership interest level, which is currently approximately 13%. In 2002, we recognized a total of $177,000 of this deferred gross profit as revenue of which $121,000 related to drug discovery system products sold in 2001 and $56,000 related to products sold in 2002. We expect to recognize the remaining $499,000 as revenue ratably over the next 36 months as Amphora records depreciation on its Caliper 250 systems.

      Commercial Collaboration with Agilent Technologies, Inc. In May 1998, we established a broad relationship with Agilent Technologies, Inc. (“Agilent”) to create a line of commercial research products based on our microfluidic LabChip technologies. In September 1999, Agilent introduced our first LabChip system for use by individual researchers. Subsequently, Agilent and Caliper have expanded the application menu for this product and engaged in other new product development activities.

      Under the collaboration agreement, Agilent funds our research and development expenditures related to the collaboration, reimburses us for our costs of supplying chips and reagents to Agilent and pays us a share of the gross margin earned on all components of LabChip systems they sell. We record revenue from development and support activities under our collaboration agreement in the period in which the costs are incurred. We report direct costs associated with this contract as research and development expense. We recognize revenue related to the reimbursement of costs for the supply of chips and reagents to Agilent upon shipment and we recognize the related costs as components of cost of sales. We recognize as revenue our share of gross margin on components of the systems sold by Agilent upon shipment to the end user.

      In May 2002, we notified Agilent of our election to terminate the agreement between the companies, effective as of May 2003. If we do not enter into a new agreement before that time, then under the existing agreement, the parties’ relationship would change, including as follows:

•	we could cease to receive development funding for new products;

•	we will grant Agilent a non-exclusive, royalty-bearing license to use the lab-on-a-chip technologies that we have developed up to that time in order to develop, make and sell products in substantially the same field that applied during the collaboration;

•	upon request by Agilent, we will also transfer chip manufacturing know-how over a limited period of time; and

•	we will receive royalties on Agilent’s sales of systems that employ our patented technologies.

      After the collaboration agreement terminates in May 2003, our gross margin share for existing products will remain the same until November 2004. In November 2004, our gross margin share for chips and reagents will decrease, and in May 2006 our gross margin share for chips and reagents will decrease again. Our gross margin share for existing instruments will also decrease in the same time periods, although at somewhat different rates. Upon termination of the agreement in May 2003, Agilent will have a non-exclusive license in the field of the collaboration to Caliper’s then existing LabChip technology to develop, manufacture and sell new products in that field. Agilent will be required to pay royalties to Caliper based on its net revenue from sales of such products at the established royalty rates set forth in the termination provisions of our collaboration agreement.

      Beginning in November 2003, Caliper will have the right to market and sell collaboration products, with reciprocal supply arrangements with Agilent. Our principal motivation in terminating the formal agreement with Agilent was to give us more flexibility in commercializing new products with other commercial partners. Termination of the agreement will also provide Caliper with greater ability to market and sell existing products in the field of the collaboration directly to end-user customers, in part utilizing the reciprocal supply arrangements set forth in the termination provisions of the agreement. Both parties will either operate under the existing termination provisions of the collaboration agreement or establish new terms, as yet to be determined. Given the success of the Agilent 2100 Bioanalyzer products and the changing relationship between Caliper and Agilent, we are actively working to expand the number and scope of our commercial partnerships.

      Increasing the Number and Scope of Commercial Partnerships. During 2002, we expanded our Business Development activities in order to pursue additional commercial partnerships. A core element of our business strategy is to broaden our network of commercial partners, accessing new applications and new markets. We believe that this will allow us to more effectively leverage the commercial potential of microfluidics in ways that would be difficult to achieve, from both a research investment and infrastructure perspective, for a young company. This strategy allows us to combine our proprietary technical expertise with a partner who has complementary capabilities. These types of collaborations diminish our risk and reduce our costs while leveraging larger, established partners’ strengths to tap new markets. As we create new relationships of this type, we expect the financial implications for us to be modest in the early years — primarily product development funding — until product revenues are generated, beginning generally in the second or third year of a relationship.

      Planned Entry into Molecular Diagnostics. In December 2001, we entered into an agreement with Bacterial BarCodes, Inc. (“BBCI”) to co-distribute molecular diagnostic systems based on our microfluidic LabChip technology and BBCI’s proprietary molecular identification and DNA fingerprinting technology known as rep-PCR (repetitive sequence-based polymerase chain reaction). As part of this collaboration, we developed the Caliper 1000 Analyzer system in 2002. The Caliper 1000, which is manufactured by Agilent on an OEM basis, is being used with BBCI’s proprietary rep-PCR products to generate DNA fingerprints of bacteria for microbial typing and identification applications. The combined Caliper/ BBCI system is in the final stages of field-testing. Customer response at the testing sites has been positive, and we anticipate a product rollout in 2003. BBCI initially has targeted laboratories involved in epidemiology testing, such as reference laboratories and facilities in large hospitals. A clinical product, requiring regulatory approval, is also planned for which BBCI will manage the required submissions to the Food and Drug Administration. Under our agreement, Caliper will provide chips and analysis reagents to BBCI. BBCI will sell a combined assay kit that includes our chips and their rep-PCR DNA fingerprinting reagents and protocols, plus software to access BBCI’s database of bacterial DNA fingerprints. We will market and sell the Caliper 1000 Analyzer designed to run these chips either directly or through distribution channel partners.

      Intellectual Property. Key to our business strategy has also been the development of an extensive intellectual property portfolio. Consistent with this strategy, we have protected our patent portfolio as appropriate, this included litigation with Aclara Biosciences (“Aclara”). In January 2001, we announced a comprehensive settlement agreement with Aclara on all pending litigation between the two companies. As a result, Aclara agreed to pay us $37.5 million over a three-year period in a combination of stock, cash and committed minimum royalties. As of December 31, 2002, we have collected $35 million of this settlement with the remaining $2.5 million for minimum royalties payable in 2003.

      During the fourth quarter of 2002, we entered into an amendment and restatement of our existing license agreements with UT-Battelle, LLC under which we had obtained an exclusive license to the patents covering the inventions of Dr. J. Michael Ramsey. Although we have minimum royalty obligations under this license agreement, its earned royalty payments exceeded the required minimum royalty for 2002. Royalty payments were $81,000 in 2002. We anticipate that its earned royalty obligation in future years will continue to exceed the minimum required royalty. We also have an exclusive license from the Trustees of the University of Pennsylvania to certain patents relating to microfluidic applications and chip structures. We anticipate that during the next several years the minimum royalty obligation under this license will exceed the earned royalty obligation. The minimum royalty obligation under this license rises over time, but never exceeds $200,000 per year.

      Reduction in Force. In July 2002, due to the broader economic slowdown and a widely reported reduction in research and development spending by biopharmaceutical companies that we believed was affecting Caliper’s sales to customers, we began a detailed strategic review of our business. This process included evaluating each of our products and programs for commercial opportunity, time to market and resource requirements. As a result of that review, in September 2002, we conducted a reduction in force that resulted in a downsizing of our employee work force by 28 people, or approximately 10%. The reduction was primarily in our research and development staff where we changed the focus of our product development and technology research to align more with the changing needs of our customers. We recognized a charge of $314,000 in 2002 for severance payments and related benefits all of which were paid by the end of the 2002 calendar year. We expect to realize approximately $2 million in annualized savings from this employee downsizing action. The strategic review also served as the basis of our 2003 budget planning process and continues to be utilized to allocate resources within Caliper. We anticipate making further expense reductions to better align our discretionary spending activities with revenue growth.

      Stock Option Exchange. In October 2002, we commenced a voluntary stock option exchange program for regular employees of the company. This program seeks to align employee and stockholder interests while sustaining high levels of employee performance through what has been a lengthy stagnant economic period. A considerable number of our employees’ option exercise prices are significantly higher than the current market price of Caliper common stock, and the program is intended to address this situation. Our board and management believe that this program will help motivate and retain our employees. Under the program, eligible employees had the opportunity to exchange certain unexercised stock options for new options to be granted at least six months and one day following the cancellation of the exchanged options. The unexercised stock options that were tendered for exchange under the stock option exchange program was for 1,511,331 shares. The new options will be exercisable for an equal number of shares as the exchanged options. The exercise price of the new options will be equal to the most recent closing share price of Caliper common stock at the time of the new option grants, which is expected to be on or about May 20, 2003. The offer of the option exchange commenced on October 16, 2002, and expired on November 19, 2002.

      Looking Ahead. Since our inception, Caliper has incurred significant losses and, as of December 31, 2002, we had an accumulated deficit of $85.6 million. Our losses have resulted principally from costs incurred in research and development, manufacturing scale-up, product research and commercialization and from general and administrative costs associated with our operations. We expect to continue to incur substantial research and development, product commercialization, manufacturing scale-up and general and administrative costs. As a result, we will need to generate significantly higher revenue to achieve profitability.

      As we look to the future, our primary corporate focus remains unchanged. During 2003, we intend to: create market traction in our direct product sales; add new commercial partners; and continue improving the quality of our existing products. There are a number of milestones that will provide evidence of our sustained progress in these areas. For the Caliper 250 Drug Discovery system, we intend to expand the number of applications available to customers. It is also our intention to expand our customer base, as well as to increase usage by existing customers. We also plan to initiate multiple new commercial partnerships, and advance those currently in existence. This includes launching the Caliper 1000 Analyzer and increasing revenues from the Agilent collaboration.

Critical Accounting Policies

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

      Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of revenue and expenses, and assets and liabilities during the periods reported. Estimates are used when accounting for certain items such as warranty expense, sales and marketing programs, employee compensation programs, depreciation and amortization periods, taxes, inventory values, and valuations of investments and intangible assets. We base our estimates on historical experience, where applicable, and other assumptions that we believe are reasonable under the circumstances. Actual results may differ from our estimates due to changing conditions or the validity of our assumptions. We believe that the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

      Revenue Recognition. We recognize instrument, LabChip products, datapoint and service support revenues on shipment or when the related services are performed, as applicable, net of credits and adjustments for discounts. In instances where we have customers who have requested acceptance provisions, no revenue is recognized until such customer acceptance has been obtained. In connection with our adoption of the provisions of Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements”, we have changed our method of accounting effective January 2000 to recognize all customer support and service fees over the term of the related agreement.

      Customer and Accounts Receivables. We currently have an allowance for doubtful accounts of $119,000 as of December 31, 2002 based on the aging of our accounts receivable balances and our historical experience of defaults and write-offs. If the financial condition of our customers were to further deteriorate, we will need to add to this allowance for doubtful accounts the estimated losses resulting from the inability of our customers to make required payments.

      Inventory Write-Offs. We make inventory commitment and purchase decisions based upon sales forecasts. To mitigate the component supply constraints that have existed in the past and to fill orders with non-standard configurations, we build inventory levels for certain items with long lead times and enter into certain longer-term commitments for certain items. We permanently write off 100% of the cost of inventory that we specifically identify and consider obsolete or excessive to fulfill future sales estimates. We define obsolete inventory as inventory that will no longer be used in the manufacturing process. Excess inventory is generally defined as inventory in excess of projected usage, and is determined using our best estimate of future demand at the time, based upon information then available to us. In making these assessments, we are required to make judgments as to the future demand for current or committed inventory levels. We use a twelve-month demand forecast and, in addition to the demand forecast, we also consider: (1) parts and subassemblies that can be used in alternative finished products, (2) parts and subassemblies that are unlikely to be engineered out of our products, and (3) known design changes which would reduce our ability to use the inventory as planned. Significant differences between our estimates and judgments regarding future volume and mix of customer demand for our products and actual volume and demand mix may result in additional write-offs in the future.

      Depreciation. When recording depreciation expense associated with our production and microfluidic equipment, we use estimated useful lives based on the utility and service life of the equipment. As a result of changes in technology and industry conditions, we periodically evaluate the useful lives of our production and microfluidic equipment. These evaluations could result in a change in useful lives in future periods.

      Warranty Expense. At the time revenue is recognized, we establish an accrual for estimated warranty expenses associated with our sales, recorded as a component of cost of revenue. Our standard warranty period extends 12 months from the date of sale on the automated drug discovery systems and 3 months on chips. Our warranty accrual represents our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. While we believe that our warranty accrual is adequate and that the judgment applied is appropriate, such amounts estimated to be due and payable could differ materially from what actually transpire in the future. If our actual warranty costs are greater than the accrual, costs of revenue will increase in the future.

      Related Party. We have an ownership interest of approximately 13% in one entity, Amphora, for which we apply the equity method of accounting. Our investment in Amphora has no basis for accounting purposes and, because we do not guarantee debt or have commitments to fund any of Amphora’s losses, we have not recorded any proportionate share of Amphora’s operating losses in our financial statements since the completion of Amphora’s financing. Amphora is a major customer representing approximately 24% of our total revenue in 2002. Our investment in Amphora has no basis for accounting purposes and we do not guarantee debt or have any commitments to fund Amphora’s losses. All significant accounts and transactions with Amphora are disclosed as related party transactions. In 2002, we sold a total of $6.2 million in Caliper 250 Drug Discovery system products, LabChip products, datapoints and assay development services to Amphora, recording the sales as related party revenue in our financial statements. Under the equity accounting method, Caliper recorded $3.3 million in related party product sales and deferred 28% of the gross profit, or $333,000 that reflects Caliper’s retained ownership interest in the products sold to Amphora in 2002. The remaining $2.9 million of revenue recognized in 2002 consisted of $1.7 million in datapoints, $900,000 in assay development services and deferred gross profit revenue from Caliper 250 Drug Discovery system product sales in 2002 and 2001. In 2002, we recognized a total of $177,000 of this deferred gross profit as revenue of which $121,000 related to drug discovery system products sold to Amphora in 2001 and $56,000 related to products sold in 2002. We expect to recognize the remaining $499,000 as revenue ratably over the next 36 months through September 2005 as Amphora records depreciation on its Caliper 250 Drug Discovery systems. As all automated drug discovery system sales to Amphora occurred prior to Amphora’s December 2002 third party financing, all future drug discovery system sales will be deferred at our then retained ownership interest level which is approximately 13% currently.

      We have no guarantees of balance sheet debt of third parties and we have no debt obligations that contain provisions requiring accelerated payment in the event of specified levels of declines in liquidity or profitability. We do not have any special purpose entities in place.

      Derivatives. In connection with the adoption of Statement of Financial Accounting Standards (SFAS) No. 133, we recognize derivative financial instruments in the financial statements at fair value regardless of the purpose or intent for holding the instrument. We recognize changes in the fair value of derivative financial instruments either periodically in income or in stockholders equity as a component of comprehensive income (loss) depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it is designated as a fair value hedge or cash flow hedge. For derivative instruments that are designated and qualify as fair value hedge (i.e., hedging the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk), we recognize the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk in current earnings during the period of the change in fair values. We entered into a settlement agreement with Aclara in March 2001, the terms of which provided that if were to sell any of the 900,000 shares of Aclara’s common stock received in the settlement between 18 and 24 months from the effective date of the settlement agreement, and the then fair value of Aclara’s stock is less than $36.11 per share, Aclara agreed to pay us in cash a dollar amount equal to the difference between the aggregate fair value of the Aclara stock at the date the shares are disposed and $32.5 million. If the then fair value of the Aclara stock was greater than $36.11 per share, we would have received no additional consideration from Aclara. We were restricted from selling our shares of Aclara for 18 months following the effective date of the settlement agreement. If we were to sell the shares of Aclara stock at any time after 24 months from the effective date of the settlement agreement, Aclara would have no obligation to provide any additional consideration to us. Aclara executed a fully-funded $32.5 million standby letter of credit in favor of Caliper to secure its performance under this potential obligation. In effect, Aclara had guaranteed the aggregate settlement amount of $32.5 million, so long as we were to sell our Aclara stock within a specified period of time.

      We accounted for this arrangement by initially recording $4.3 million in Aclara stock at fair market value, with a note receivable with a corresponding face value of $28.2 million for the fully funded letter of credit which was reduced by the initial fair value ($2.7 million) of an embedded derivative. The embedded derivative was designated as a fair value hedge of the Aclara stock. The mark-to-market change in the fair value of the Aclara stock was recorded in earnings in the other income or expense line on the statement of operations and offset by the gains or losses in the fair value of the derivative reported in the same other income or expense line. The ineffective portion of the embedded derivative was also recorded in the other income or expense line on the statement of operations. On October 15, 2002 we received $32.5 million in cash from Aclara and surrendered the 900,000 shares of Aclara common stock effectively completing the settlement transaction. As of December 31, 2002, we have no derivative financial instruments.

      Stock Options. We have elected to continue to follow Accounting Principles Board Opinion No. 25 “Accounting for Stock-Based Compensation” (“APB 25”) to account for employee stock options because the alternative fair value method of accounting prescribed by SFAS No. 123 requires the use of option valuation models that were not developed or use in valuing employee stock options. Under APB 25, no compensation expense is recognized because the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant. Deferred compensation, if recorded, is amortized using the graded vesting method. Statement of Financial Accounting Standards Board Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) requires the disclosure of pro forma information regarding net loss and net loss per share as if we had accounted for its stock options under the fair value method. See “Summary of Significant Accounting Policies” note to the financial statements for further discussion.

      We account for stock option grants to non-employees in accordance with the Emerging Issues Task Force Consensus No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” which requires the options subject to vesting to be periodically re-valued and expensed over their vesting periods.

      Deferred Tax Assets. We have deferred tax assets related to net operating losses generated in the United States. Our accounting policy is to record valuation allowances when it is more likely than not that a tax benefit will not be realized. At December 31, 2002, we had deferred tax assets related to net operating losses of $33.2 million and a valuation allowance of $33.2 million to equally offset those assets as our lack of earnings history and the uncertainty of realizing these net operating losses significantly limits our ability to realize this tax asset.

Results of Operations

Years Ended December 31, 2002 and 2001

      Revenue. Revenue decreased 13% to $25.8 million in 2002 from $29.6 million in 2001. Of the $3.8 million decrease, we had increased growth of $3.8 million from increased product sales to commercial customers, including Amphora, a related party, and from our collaboration with Agilent offset by a decrease of $7.6 million in license and contract fees from an anticipated decline related to the discontinuation in 2001 of our Technology Access Program.

      Related party revenue increased to $6.2 million in 2002 as compared to $3.9 million in 2001. This 59% increase resulted from sales to Amphora of $3.6 million in Caliper 250 Drug Discovery system products, $1.7 million in datapoints and $900,000 in assay development services in 2002 as compared to $3.0 million in Caliper 250 Drug Discovery system products, $500,000 in minimum datapoints revenues and $364,000 in assay development services in 2001. Based on the December 2002 restructured relationship with Amphora, we expect in 2003 that Amphora will purchase only one Caliper 250 instrument and make approximately $1.6 million in minimum datapoint payments to us. Product revenue from unrelated customers increased 18% to $10.4 million in 2002 as compared to $8.8 million in 2001. This increase of $1.6 million is mainly from product volume growth under our commercial collaboration with Agilent, with sales of our Caliper 250 Drug Discovery systems up only modestly. Product revenue increased 52% in 2002 under our commercial collaboration with Agilent driven by the Agilent 2100 Bioanalyzer unit sales increase of 27% and LabChip kit growth of 83% over the same period in 2001. In 2003, we expect continued unit growth in the Agilent 2100 Bioanalyzer product line. We estimate Bioanalyzer instrument sales to grow by 20% to 30%, while the number of LabChip kits sold are expected to increase by 50% to 60%. Product revenues from sales of our drug discovery system products increased 7% in 2002 driven by increased datapoint revenues of $385,000 as compared to none in 2001 offset by Caliper 250 Drug Discovery systems product sales declining 4% in 2002 as compared to 2001. Additionally, product revenues in 2002 from sales of the AMS 90 were essentially unchanged as compared to 2001 while product revenues from the Caliper 42 system declined 70% in 2002.

      It has been widely reported that the sluggish economic environment, coupled with pharmaceutical industry-specific factors, has dampened research spending for many companies. As such, continuing market acceptance of our products will depend on our ability to demonstrate the advantages and potential economic value of our drug discovery systems in the context of decreased capital spending by our customers.

      License fees and contract revenues decreased 45% to $9.3 million in 2002 compared to $16.9 million in 2001. The decrease of $7.6 million resulted mainly from the $2.5 million received in licensing fees in 2002 for the Ramsey family of patents to Aclara as opposed to $5.0 million in 2001, a $4.3 million decline in our Technology Access Program contract revenue, and a $540,000 decline in government contracted research offset by a $1.1 million increase in product support services on Caliper’s commercialized AMS 90 and Applications Developer Program services. The decline in our Technology Access Program revenue in 2002 was a result of our conversion from a fee-based technology access program model in September 2001 to a commercial drug discovery products business. Also, contract fee revenues under our collaboration with Agilent declined 23% to $4.6 million in 2002 as we concluded several development programs related to the Agilent 2100 Bioanalyzer product line. Development program contract fees under our collaboration with Agilent could cease at any time after the termination of the formal agreement in May 2003. However, we anticipate that some product development contract fees will continue as we are working steadily with Agilent to develop new products.

      Cost of Product Revenue. Cost of product revenue represents manufacturing costs incurred in the microfluidic chip and instrument production process, including component materials, assembly labor and overhead, packaging and delivery cost. Cost of products sold was $3.0 million in 2002 for the related party sales to Amphora as compared to $2.1 million in 2001. Of this $900,000 increase, $444,000 related to increased cost for warranty repairs and service costs driven by the increased number of our products in operation at Amphora, $248,000 related to higher component costs with the remainder driven by product mix due to increased LabChip product volume offset by a 10% decline in the number of drug discovery systems purchased in 2002 as compared to 2001. As a result, profit margins for product sales to Amphora were 43% in 2002 as compared to 41% for each of the same periods in 2001. Profit margins were positively impacted by a $1.2 million increase in datapoint revenue in 2002 as compared to 2001 offset by the added volume discounts earned by Amphora due to its higher accumulated instrument purchases during the course of the year. The profit margins on product sales to Amphora will continue to vary due to the volume of products purchased with their corresponding commercial volume discounts earned and due to datapoint revenue that has minimal associated costs to Caliper. Cost of all other products sold were $7.9 million for 2002 compared to $4.8 million in 2001. Product costs increased during 2002 by $3.1 million. Of this amount, $663,000 was largely as a result of component replacement cost under our product warranty provisions driven by the increased number of our products in the market. As we only began to commercially market our products in September 2001, there were no warranty costs incurred in 2001. Although warranty costs are common in our business and affect our profit margins variably during the year, we do not anticipate component replacements such as those that occurred throughout 2002 to continue at these levels indefinitely. Additionally in 2002, we wrote-off $701,000 in excess or obsolete inventory materials. Profit margins from product sales to unrelated customers declined overall to 24% in 2002 as compared to 46% in 2001. In addition to the warranty and inventory costs already noted, profit margins were also adversely impacted in 2002 by the increased volume of Agilent 2100 Bioanalyzer systems sold, which carry lower margins, and lower sales of Caliper’s own products. Product mix will affect future profit margins as Caliper earns a higher return from its own products sold as opposed to sharing gross margin revenues on collaboration products with Agilent. Datapoint revenue will also affect profit margins from unrelated customers as it has minimal associated costs to Caliper.

      Research and Development Expenses. Research and development expenses consist primarily of salaries and related personnel costs, fees paid to consultants and outside service providers for chip development, material costs for prototype and test units, legal expenses resulting from intellectual property prosecution and litigation, and other expenses related to the design, development, testing, and enhancement of our products. We expense our research and development costs as they are incurred. Research and development expenses increased to $43.3 million during 2002 from $38.3 million in 2001. The increase of $5.0 million was primarily attributable to continued growth of research and development activities, consisting of $2.7 million related to increased personnel and services to support our expanded next generation drug discovery system and microfluidic chip development, partner collaboration and product scale-up, $199,000 for supplies required to assemble, build and test prototype LabChip systems, $699,000 for costs related to intellectual property matters and $1.4 million due to expansion in research facilities, equipment and activities.

      Our research and development focus has been on product development in the areas of new applications, microfluidic instruments with expanded capabilities, our LibraryCard system and genomic analysis systems. In the future, we intend to focus for our LabChip technology development efforts on a narrow range of applications based on customer demand. We also will continue to make investments intended to advance and refine our manufacturing processes in order to improve the functionality and reliability of our chips and instruments. We expect to continue our efforts in these areas of research and development even though the outcomes of these projects are inherently uncertain. We will also continue to revise our research and development focus and priorities to match the economic climate and the research and development spending by biopharmaceutical companies that we believe will affect the demand for our microfluidic products. We expect research and development spending to decline in 2003 as compared to 2002 as a result of our downsizing in September 2002 and reduced discretionary spending with our research and product development efforts, only expanding in subsequent years based on customer demand, market conditions and our commercial growth.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries and related expenses for executive, sales and marketing, finance and other administrative personnel, recruiting expenses, professional fees, and other corporate expenses including business development and general legal activities. Selling, general and administrative expenses increased to $17.5 million during 2002 from $15.5 million in 2001. The increase of $2.0 million was due primarily to an increase of $795,000 related to employment costs for sales and marketing mostly due to our first full year of a commercial marketing and sales function, $213,000 for general legal fees related to expanded commercial initiatives, $467,000 in increase insurance and license fees to support our commercially marketed products and expanded operating facilities, $487,000 for market research, advertising and services to support our commercialized products and $801,000 for expanded facility operating costs offset by a $828,000 decline in outside consulting services. We expect selling, general and administrative expenses to moderate over the next several years increasing only to support demonstrated business growth or for activities required to further commercialize our products.

      Amortization of Deferred Stock Compensation. Deferred stock compensation represents the difference, at the date of grant, between the deemed fair value of our common stock for accounting purposes and the exercise price of options. During 1998 and 1999, we recorded deferred stock compensation totaling $13.2 million. This amount is being amortized over the respective vesting periods of the individual stock options using the graded vesting method. We recorded amortization of deferred compensation, net of $378,000 in 2002 as compared to $2.5 million in 2001. The 2002 deferred stock compensation, net consisted of $1.4 million, offset by a reversal of $1.0 million in 2002 of stock compensation expense recognized in previous periods resulting from forfeited options from the approximate 10% reduction in force and other employee terminations. We expect to record amortization expense for deferred compensation of $542,500 during 2003 and $94,500 during 2004. The amount of deferred compensation expense to be recorded in future periods may further decrease if unvested options for which deferred compensation has been recorded are subsequently canceled.

      Restructuring Charges. Restructuring charges represent the severance and related benefits paid to terminated employees as a result of the reduction in force conducted in September 2002. Due to the broader economic slowdown and reduced research and development spending by biopharmaceutical companies that we believed was affecting our sales to customers, we began in July 2002 a detailed strategic review in which we evaluated each of our products and programs for commercial opportunity, time to market and resource requirements. In September 2002, to better align our organizational structure with these depressed market conditions and customer demand, we conducted a reduction in force that resulted in a downsizing of our employee work force by 28 employees, or approximately 10%, concluding 2002 with 251 employees. Of the employees affected by the reduction in force, 75% were in research and development with the remaining divided equally between manufacturing and administrative functions. We recorded a charge of $314,000 for this reduction in force completing all the restructuring activity by December 31, 2002. We had no restructuring charges in prior periods.

      Interest Income (Expense), Net. Interest income (expense), net consists of income from our cash and investments offset by expenses related to our financing obligations. Interest income, net was $7.0 million in 2002 as compared to $11.4 million in 2001. The decrease primarily resulted from lower cash, cash equivalents and marketable securities balances ratably during the months of 2002 as compared to the same monthly periods in 2001 and, to a lesser extent, the declining interest rate yields in 2002 as compared to last year.

      Litigation settlement and reimbursement. There were no litigation settlements, reimbursement of fees or expenses in 2002. In January 2001, we recognized $27.5 million in a litigation settlement resulting from a comprehensive settlement agreement with Aclara for the dismissal of all suits and countersuits between the two companies.

      Income Taxes. As of December 31, 2002, we had federal and California net operating loss carryforwards of approximately $64.8 million and $5.9 million, respectively. We also had federal and California research and other development tax credit carryforwards of approximately $2.8 million and $2.4 million, respectively. The net operating loss and credit carryforwards will expire at various dates beginning on 2004 through 2022, if not utilized. Utilization of the net operating losses and credits may be substantially limited due to the change in ownership provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

      As of December 31, 2002 and 2001 we had deferred tax assets of approximately $33.2 million and $15.8 million, respectively. The net deferred tax asset has been fully offset by a valuation allowance. The net valuation allowance increased by $17.4 million during the year ended December 31, 2002. The net valuation allowance decreased by $871,000 during the year ended December 31, 2001. Deferred tax assets relate primarily to net operating loss carryforwards, research credit carryforwards, and capitalized research and development costs.

Years Ended December 31, 2001 and 2000

      Revenue. Revenue increased 59% to $29.6 million in 2001 from $18.6 million in 2000. Of the $11.0 million increase, $9.5 million was derived from increased product sales to commercial customers, including Amphora, a related party, and from our collaboration with Agilent.

      Related party revenue was $3.9 million for 2001 resulting from sales of $3.0 million in Caliper 250 Drug Discovery system products, $500,000 in datapoints and $364,000 in assay development services to Amphora in 2001 subsequent to Amphora’s third-party financing. There were no related party revenues in 2000. Product revenue from unrelated customers increased 175% to $8.8 million in 2001, compared to $3.2 million in 2000. This increase of $5.6 million is from product volume growth under our commercial collaboration with Agilent, and from sales of our Caliper 250 Drug Discovery system launched in September 2001 and the AMS 90 and Applications Developer Program, both of which were introduced in March 2001. Product revenue increased 111% in 2001 under our commercial collaboration with Agilent driven by the Agilent 2100 Bioanalyzer unit sales increase of 158% over the same period in 2000. Product revenues from sales of our drug discovery systems increased 250% in 2001 driven by the commercial launch of the Caliper 250 Drug Discovery system, the AMS 90 and the Caliper 42 system. Additionally, we experienced this increase in part due to our conversion from a fee-based technology access program model to a commercial drug discovery products business and the associated change in revenue recognition methods.

      License fees and contract revenues increased 10% to $16.9 million in 2001 compared to $15.4 million in 2000. The increase of $1.5 million resulted mainly from the $5.0 million licensing fee for the Ramsey family of patents to Aclara in connection with our litigation settlement with Aclara, and a $371,000 increase in product support services on Caliper’s newly commercialized AMS 90 and Applications Developer Program services offset by a $3.0 million decline in our Technology Access Program contract revenue. We experienced this 39% decline in our Technology Access Program revenue in 2001 as a result of our conversion from a fee-based technology access program model to a commercial drug discovery products business. Also, contract fee revenues under our collaboration with Agilent declined 12% principally from a one time $735,000 research and development reimbursement in 2000. Excluding this one time reimbursement, contract fees in 2001 under the collaboration with Agilent were essentially unchanged from 2000.

      Cost of Product Revenue. Cost of products sold was $2.1 million for the related party sales to Amphora for 2001. The profit margins on product sales to Amphora vary due to the volume of products purchased and the corresponding commercial volume discounts earned and due to datapoint revenue that has minimal associated costs to Caliper. Cost of all other products sold were $4.8 million for 2001 compared to $2.5 million in 2000. The improved profit margins from product sales to unrelated customers in 2001 compared to 2000 was primarily due to the increased volume of Agilent 2100 Bioanalyzer systems sold and sales of Caliper’s own products.

      Research and Development Expenses. Research and development expenses increased to $38.3 million during 2001 from $33.5 million in 2000. The increase of $4.8 million was primarily attributable to continued growth of research and development activities, including $7.7 million related to increased personnel and services to support our expanded next generation drug discovery system and microfluidic chip development, partner collaboration and product scale-up, $2.6 million for supplies required to assemble, build and test prototype LabChip systems and $3.0 million due to expansion in research facilities and activities, offset by a reduction of $8.6 million for costs related to intellectual property matters, primarily legal fees due to the settlement with Aclara.

      General and Administrative Expenses. General and administrative expenses increased to $15.5 million during 2001 from $9.8 million in 2000. The increase of $5.8 million was due primarily to $3.0 million related to employment costs for marketing, general and administrative personnel, $1.3 million for general legal fees related to expanded commercial initiatives, $947,000 for market research and services to support our initial product launches and $558,000 for expanded operating facilities.

      Amortization of Deferred Stock Compensation. We recorded amortization of deferred compensation of $2.5 million for 2001, $4.5 million for 2000 and $3.9 million for 1999.

      Interest Income (Expense), Net. Net interest income increased to $11.4 million in 2001 from net interest income of $7.5 million in 2000. This increase primarily resulted from interest on proceeds of the $104.9 million raised in August 2000 from the sale of 2,300,000 shares of common stock in a private placement offset in part by generally declining interest rate yields in 2001.

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

Liquidity and Capital Resources

      We have financed our operations from inception primarily through equity sales, product sales and services, contract and milestone payments to us under our collaboration and Technology Access Program agreements, the $32.5 million received from the comprehensive settlement agreement with Aclara, and equipment financing under sale-leaseback arrangements. As of December 31, 2002, we had received net proceeds of $229.8 million from issuances of common and preferred stock which primarily includes $104.9 million raised in August 2000 from the sale of 2,300,000 shares of common stock in a private placement and $75.9 million raised from our initial public offering in December 1999. From inception through December 31, 2002 we had received $97.8 million from collaborations, product sales and services, Technology Access Program customers and government grants and had financed equipment purchases and leasehold improvements totaling approximately $12.3 million. We have used leases and loans to finance capital expenditures under sales-leaseback arrangements. As of December 31, 2002, we had $4.4 million in capitalized lease obligations. These obligations are secured by the equipment financed, bear interest at a weighted-average fixed rate of approximately 11.1%, and are due in monthly installments through June 2005. Under the terms of one equipment sale-leaseback agreement, the financed equipment may be purchased by us at a fair value at the end of the financing term. Other equipment sale-leaseback agreements require a balloon payment at the end of each loan term.

      As of December 31, 2002, we had $154.3 million in cash, cash equivalents and marketable securities, as compared to $166.2 million as of December 31, 2001. We used $10.4 million for operations in 2002. This consisted of working capital changes of $23.9 million offset by the net loss for the period of $41.0 million and by non-cash charges of $6.6 million related to amortization of deferred stock compensation, stock options issued to non-employees, and depreciation and amortization expense. As of December 31, 2001, we had $166.2 million in cash, cash equivalents and marketable securities, as compared to $191.7 million as of

December 31, 2000. We used $22.6 million for operations in 2001. This consisted of working capital changes of $32.6 million offset by the net income for the period of $3.8 million and by non-cash charges of $6.2 million related to amortization of deferred stock compensation, stock options issued to non-employees, and depreciation and amortization expense.

      Net cash provided by investing activities was $15.7 million for 2002, consisting primarily of $190.1 million of proceeds from sales and maturities of marketable securities offset in part by $5.8 million of capital expenditures and of $168.7 million of purchases of available-for-sale investments. We received $250,000 from financing activities for 2002, which consisted principally of $1.6 million raised in the issuance of common stock due to employee stock option exercises and employee stock purchase plan purchases and $822,000 from equipment sale-leaseback arrangements, offset in part by repayments of equipment sale-leaseback arrangements of $2.2 million. Net cash used in investing activities was $5.9 million for 2001, consisting primarily of $7.2 million of capital expenditures and of $188.5 million of purchases of available-for-sale investments, offset in part by proceeds from sales and maturities of available for sale investments. We received $3.0 million from financing activities for 2001, which consisted principally of $2.3 million raised in the issuance of common stock due to employee stock option exercises and employee stock purchase plan purchases and $2.5 million from equipment sale-leaseback arrangements, offset in part by repayments of equipment sale-leaseback arrangements of $2.0 million.

      Through June 30, 2002, we drew down $822,000 of the $1.8 million remaining balance of the $3.0 million equipment sale-leaseback credit line which existed as of December 31, 2001 at a weighted-average interest rate of 11.9%. The drawdown period under this $3.0 million equipment sale-leaseback credit line expired on June 30, 2002. As of December 31, 2002, we drew down approximately $2.0 million in total under a new line at a weighted average interest rate of 11.7% and had $965,000 unused that expired under this arrangement on July 1, 2002. We did not renew this sale-leaseback arrangement and have no similar financing credit line in place as of December 31, 2002. As of December 31, 2002, we had $4.9 million in capitalized lease obligations outstanding compared to $5.8 million at December 31, 2001. We had commitments under non-cancelable operating leases, reduced by minimum sublease income in the case of operating leases, of $32.5 million to be paid through 2008. The following is a table of our commitments:

		Obligations Under
	Operating	Sale-Leaseback
	Leases	Arrangements

	(In thousands)
Years ending December 31:
2003	$5,367	$2,806
2004	5,520	1,750
2005	5,624	385
2006	5,768	—
Thereafter	10,240	—

Total minimum lease and principal payments	$32,519	$4,941

      As of December 31, 2002, we also had a non-cancelable purchase commitment in the amount of approximately $450,000 with our foreign supplier for the purchase of our proprietary glass stock used in the manufacture of certain types of our chips. We have minimum royalty obligations under separate license agreements with UT-Battelle, LLC and the Trustees of the University of Pennsylvania. Royalty payments to UT-Battelle were $81,000 in 2002 and are expected to exceed the required minimum royalty amount in 2003 and through the remainder of the license. We anticipate that during the next several years of the license with the Trustees of the University of Pennsylvania that the minimum royalty obligation under this license will exceed the earned royalty obligation. The minimum royalty obligation under this license rises over time, but never exceeds $200,000 per year.

      Based on our long term strategic plan, we believe that our current cash balances, together with the revenue to be derived from our commercial partners and from the commercial sale of our microfluidic products and services will be sufficient to fund our operations at least through the next 24 months. Our future capital requirements will depend on many factors, including, among others;

•	continued market acceptance of our microfluidic products;

•	continued scientific progress in our microfluidic research and product development programs;

•	the magnitude and scope of our research and product development programs;

•	our ability to maintain existing, and establish additional, corporate partnerships and licensing arrangements;

•	the time and costs involved in expanding and maintaining our manufacturing facilities;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims;

•	the potential need to develop, acquire or license new technologies and products; and

•	other factors not within our control.

      Actual capital expenditures could vary considerably, however, depending on opportunities that arise over the course of the 2003 and 2004 period. In addition, we intend to seek additional funding through new OEM collaborations and commercial partnerships or additional capital sale-leaseback transactions. During or after this period, if cash generated by operations is insufficient to satisfy our liquidity requirements, we may need to reduce our research and development efforts, or sell additional equity or debt securities or obtain additional credit arrangements. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders. Additional financing may not be available on terms acceptable to us or at all. The inability to obtain additional financing may force delays in research and product development activities and, ultimately, cause us to cease operations.

Impact of Inflation

      The effect of inflation and changing prices on our operations was not significant during the periods presented.

Related Party Transactions

      In May 2001, we formed Amphora, later transferring certain intangibles in September of that year. In September 2001, Amphora completed a private placement of securities with third party investors raising $25 million which reduced our ownership to 28%. In connection with this September 2001 financing, we received the right to appoint two representatives to Amphora’s six-member board of directors. These two members were Michael R. Knapp, then our Vice President of Corporate Development, and James L. Knighton, then our Executive Vice President and Chief Financial Officer. Mr. Knighton resigned from Amphora’s board of directors in February 2002 and was replaced by Daniel L. Kisner, Caliper’s Board Chairman, in May 2002. Mr. Knighton also served as Amphora’s acting Chief Financial Officer from September 2001 until January 2002. In connection with the formation of Amphora, Dr. Knapp and Mr. Knighton received 900,000 and 450,000 shares of restricted common stock, respectively, at a share value of $0.10 per share. Dr. Knapp and Mr. Knighton paid $0.01 per share of the purchase price in cash, with the remainder of the purchase price paid by the cancellation of all amounts owed by Amphora to Dr. Knapp and Mr. Knighton for services provided by them to Amphora prior to the issuance of such common shares to them. Initially, 100% of such shares were subject to a repurchase option in favor of Amphora. 50% of such shares were released from this repurchase option when Amphora completed its initial third party financing in September 2001. The remaining 50% of such shares will be ratably released from Amphora’s repurchase option over an eight-year period on a monthly basis with respect to each of Dr. Knapp or Mr. Knighton for so long as they serve on Amphora’s board or remain available to provide advisory services to Amphora pursuant to existing consulting contracts. Additionally, Dr. Knapp participated as a private investor in Amphora’s initial September 2001 financing, where he purchased 50,000 shares of Amphora’s preferred stock. Dr. Kisner did not receive any shares of restricted Amphora common stock or options to buy Amphora common stock in connection with his appointment to Amphora’s board.

      In December 2002, Amphora completed a second private placement of securities with third party investors. After the completion of this financing, Caliper’s ownership in Amphora was reduced on a fully diluted basis to approximately 13% as of December 31, 2002 from 28% as of December 31, 2001. Over time we expect that our ownership in Amphora will be further diluted, as we have no plans to make any future equity investments in Amphora. On March 17, 2003, one of Caliper’s two representatives, Dr. Michael R. Knapp, resigned from Amphora’s board of directors. Due to the reduction in our percentage ownership of Amphora, we now have the right to appoint only one member to Amphora’s board. Dr. Kisner continues to be a member of Amphora’s board of directors.

      In September 2001, we entered into a LabChip Solutions Agreement and an Intellectual Property Agreement with Amphora. The LabChip Solutions Agreement provides for the ongoing supply of our drug discovery systems and chips to Amphora, and for the provision of related services by us to Amphora. Under this agreement, Amphora agreed to purchase a minimum of eleven Caliper 250 Drug Discovery systems by December 31, 2001 and at least eleven additional Caliper 250 Drug Discovery systems by December 31, 2002. Amphora also agreed to purchase datapoints at a fixed amount of $2.0 million in the first year and a minimum of $4.0 million to a maximum based on volume of $6.0 million in the second year of the agreement. Under the Intellectual Property Agreement, we granted Amphora certain exclusive rights to use our drug discovery products in a chemical genomics database business.

      In connection with the completion of Amphora’s December 2002 financing, Caliper and Amphora agreed to a renegotiation of Amphora’s obligations under the LabChip Solutions Agreement. Under the renegotiated agreement, the Companies agreed to restructure the $4 million minimum datapoint payment for 2002 as follows: Amphora agreed to purchase a minimum of $1.8 million of datapoints during the second year of the agreement beginning in December 2002 and over time to make up to $2.2 million of deferred payments to Caliper. These deferred payments are contingent upon Amphora’s future revenue generation, datapoint production and other conditions and can be satisfied by Amphora under three methods: i) quarterly payments to Caliper based on Amphora’s revenues; ii) commissions earned by Amphora as they provide certain marketing assistance to Caliper for Caliper’s instruments; and iii) additional datapoint payments if Amphora exceeds the certain minimum datapoint levels. We also agreed to defer to December 31, 2003 Amphora’s obligation to purchase the one remaining Caliper 250 instrument of the 11 originally scheduled to be purchased by Amphora before December 31, 2002. In consideration for our agreement to this restructuring, Amphora issued to Caliper 2.5 million shares of Amphora preferred stock. We ascribed a nominal value of $25,000 to these shares as Amphora is a privately held research and development company.

      In 2002, we sold a total of $6.2 million in Caliper 250 Drug Discovery system products, chips, datapoints and assay development services to Amphora recording the sale of products and services as related party revenue in our financial statements. In 2001 by comparison, subsequent to Amphora’s initial financing in September 2001, we sold a total of $3.9 million in Caliper 250 Drug Discovery system products, chips, datapoints and assay development services. The completion of Amphora’s second financing in December 2002 did not have any impact on our method of accounting for sales to Amphora.

      In December 2002, Amphora assumed full service responsibility for all of the 21 Caliper 250 Drug Discovery instruments purchased from Caliper including instruments still within their 12-month warranty period. In return, Caliper provided a $55,000 warranty rebate on the 10 Caliper 250 Drug Discovery instruments purchased earlier in 2002 and will provide a fixed discount on future sales of instruments purchased without a warranty. Caliper has no remaining warranty or service responsibility on instruments purchased now or in the future by Amphora.

      In September 2001, Amphora entered into a three-year Sublease Agreement with Caliper for the rent of approximately 5,700 square feet in one of Caliper’s three Mountain View, CA leased buildings for Amphora’s research and development use. Amphora is obligated for monthly rent based on local market rates with a 3% per annum escalation and we, as landlord, are obligated to provide certain facilities maintenance services. In December 2002, in connection with the completion of Amphora’s second financing, we agreed to an early termination of this Sublease Agreement as of March 31, 2003. In September 2001, we also entered into an Administrative Services Agreement with Amphora for certain financial accounting, purchasing and human resource services to be provided by our personnel. We charged for these services monthly at an hourly rate based on a cost plus mark-up basis recording the corresponding payments from Amphora as part of our overall employee costs. Amphora terminated this agreement at its option in June 2002 when it achieved adequate staffing to fulfill these functions.

Recent Accounting Pronouncements

      In June 2002 the Financial Accounting Services Board (FASB), issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. The standard addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 states that a liability for a cost associated with an exit or disposal activity shall be recognized and measured initially at its fair value in the period in which the liability is incurred, except for a liability for one-time termination benefits that are incurred over a period of time. The standard will be effective for exit or disposal activities initiated after December 31, 2002. The provisions of Statement 146 are required to be applied prospectively after the adoption date to newly initiated exit activities, and may affect the timing of recognition of future restructuring costs, as well as amounts recognized.

      In November 2002, the Financial Accounting Standards Board (or FASB) issued Interpretation No. 45 (or FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the existing disclosure requirements for most guarantees, including residual value guarantees issued in conjunction with operating lease agreements. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligation it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. Our adoption of the recognition and measurement of FIN 45 are not expected to have a material impact on our results of operations and financial position. See the “Warranty Expense” note in the Notes to Consolidated Financial Statements of Part II, Item 8 of this Form 10-K regarding our warranty-related disclosures.

      In December 2002, the FASB issued SFAS No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation, Transition and Disclosure.” SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS 148 are effective for fiscal years ending after December 15, 2002. We have included the required additional disclosures in Note 1 to our condensed consolidated financial statements and do not expect SFAS 148 to have an effect on our results of operations or financial condition.

      In January 2003, the FASB issued FASB Interpretation No. 46, or FIN 46, “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period. We do not believe there will be a material effect upon our financial condition or results of operations from the adoption of the provisions of FIN 46.

      In January 2003, the Emerging Issues Task Force published EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables,” which requires companies to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. In applying EITF Issue 00-21, revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables in the arrangement meet certain criteria. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values. This issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We are currently evaluating the impact the adoption of this issue will have on our results of operations and/or financial position.

Factors Affecting Operating Results

Risks Related To Our Business

Our LabChip Systems may not achieve market acceptance, which could cause our revenue to grow slowly or decline.

      Many of our technologies are still in the early stages of development, and our drug discovery systems incorporating these technologies have only recently been made commercially available. If our drug discovery systems do not gain further market acceptance, we will be unable to generate significant sales and our revenue will decline. The commercial success of our drug discovery systems will depend upon capital spending by our potential customers, and market acceptance of the merits of our drug discovery systems by pharmaceutical and biotechnology companies, academic research centers and other companies that rely upon laboratory experimentation. Market acceptance will depend on many factors, including:

•	our ability to demonstrate the advantages and potential economic value of our drug discovery systems over alternative well-established technologies and products;

•	capital spending by our customers and potential customers, which has decreased as a result of the current economic conditions and other industry-specific factors; and

•	our ability to market our drug discovery systems.

      Because the products comprising our drug discovery systems have been in operation for a limited period of time, their accuracy, reliability, ease of use and commercial value have not been fully established. If the first customers do not approve of our initial drug discovery systems because these systems fail to generate the quantities and quality of data they expect, are too difficult or costly to use, or are otherwise deficient, market acceptance of these drug discovery systems would suffer and further sales may be limited. We cannot assure you that these customers’ efforts to put our drug discovery systems into use will continue or will be expeditious or effective. Potential customers for our drug discovery systems may also wait for indications from our initial drug discovery system customers that our drug discovery systems work effectively and generate substantial benefits. Further, non-acceptance by the market of our initial drug discovery systems could undermine not only those systems but subsequent drug discovery systems as well.

If we do not successfully introduce new products and expand the range of applications for our drug discovery systems, we may experience a decline in revenue or slow revenue growth and may not achieve or maintain profitability.

      We intend to continue developing lower cost drug discovery systems with enhanced features that address existing or emerging customer needs such as novel assay functionalities. If we are unable to do so, our drug discovery systems may not become widely used and we may experience a decline in revenue or slow revenue growth and may not achieve or maintain profitability.

We must continue to develop applications for our drug discovery systems.

      We currently have several assays in development including assays that measure many important activities of cells and proteins. We are developing line extensions that are particularly well suited for the evaluation of kinases, one of the largest focus areas of drug discovery efforts today. We are creating new tools to make it easier for our customers to develop their own custom assays in a microfluidic format. Caliper is also developing kinase profiling and selectivity screening kits. If we are not able to complete the development of these applications and tools, or if we experience difficulties or delays, we may lose our current customers and may not be able to obtain new customers.

We expect to incur future operating losses and may not achieve profitability.

      We have experienced significant operating losses each year since our inception and expect to incur substantial additional operating losses for at least the next two years, primarily as a result of a current sluggish economic climate, dampened research spending for many companies affecting our product sales and expected continuing expenses for manufacturing capabilities, research and product development costs and general and administrative costs. We may not achieve profitability in future years. For example, we experienced net losses of approximately $3.0 million in 1998, $14.4 million in 1999, $13.3 million in 2000, a net profit of $3.8 million earned in 2001 followed by a net loss of $41.0 million in 2002. Without our litigation settlement and reimbursement of $27.5 million in 2001, we would have also had a net loss in 2001. As of December 31, 2002, we had an accumulated deficit of approximately $85.6 million. Our losses have resulted principally from costs incurred in research and development, product marketing and from general and administrative costs associated with our operations. These costs have exceeded our litigation settlement and reimbursement, interest income and revenue which, to date, have been generated principally from product sales, collaborative research and development agreements, technology access fees, cash and investment balances and, to a lesser extent, government grants.

Our operating results fluctuate significantly and any failure to meet financial expectations may disappoint securities analysts or investors and result in a decline in our stock price.

      Our quarterly operating results have fluctuated significantly in the past and we expect they will fluctuate in the future as a result of many factors, some of which are outside of our control. For example, our revenues have varied dramatically as a result of new customers joining our Technology Access Program, the subsequent switching to a commercial products business from a technology access model and product shipments. It is possible that in some future quarter or quarters, our operating results will be below the expectations of securities analysts or investors. In this event, the market price of our common stock may fall abruptly and significantly. Because our revenue and operating results are difficult to predict, we believe that period-to-period comparisons of our results of operations are not a good indication of our future performance.

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

      Historically, we have had very few customers and one commercial partner, Agilent, from which we have derived the majority of our revenue and, if we were to lose any one of these, our revenue would decrease substantially. In 2002, Agilent represented 39% of total revenues and Amphora accounted for 24% of total revenues with three of Caliper’s previous Technology Access Program customers combined accounted for 12% of total revenues. Agilent, our Technology Access Program customers, Amphora and our initial licensing of the Ramsey family of patents to Aclara in connection with our litigation settlement with them, accounted for 93% of our total revenue for the year ended December 31, 2001. Agilent and three customers accounted for 90% of total revenue for the year ended December 31, 2000. Although we anticipate that future sales of the Agilent 2100 Bioanalyzer system will further expand our revenue base, we expect that we will continue to rely on a few customers and on Agilent for the majority of our revenues.

We are still early in the process of converting some customers from Technology Access Program agreements to purchasers of products and support services, and our revenue could be adversely impacted by this conversion.

      The final year of our Technology Access Program (“TAP”) agreements with Eli Lilly and Amgen concluded in August 2002 and December 2002, respectively. In addition, the third and final year of our Technology Access Program agreement with Millennium which began on March 24, 2000 concludes in the first quarter of 2003. It is too soon for us to know whether these former TAP customers will continue to purchase our products and support services at historic levels after they have fully utilized the credits created from the conversion of outstanding TAP subscription fees, or whether we will be able to replace this revenue from the utilization of these credits with revenue from the sale of products to new customers. If our former TAP customers do not continue purchasing products and support services at their historic levels, or if we are not able to replace this revenue with sales to new customers, our overall revenue will be adversely affected.

We rely on Agilent to manufacture, market and distribute the Agilent 2100 Bioanalyzer. Our revenue from the Agilent 2100 Bioanalyzer and LabChip development funding is dependent on Agilent’s success and continued investment in this product line.

      Agilent manufactures, markets and distributes the Agilent 2100 Bioanalyzer under an agreement we entered into in May 1998. Our ability to develop, manufacture and market these products successfully depends significantly on Agilent’s performance under this agreement. Sales of innovative instrumentation such as the Agilent 2100 Bioanalyzer involve a long sales cycle, requiring customer training and demonstration periods. Although sales of the Agilent 2100 Bioanalyzer increased in 2002, we cannot predict whether this trend will continue at its current pace, if at all. If Agilent experiences manufacturing or distribution difficulties, does not actively market the Agilent 2100 Bioanalyzer, our future revenue from the Agilent 2100 Bioanalyzer may not be material. We also anticipate research and development funding from Agilent to decrease by approximately 30% on an annualized basis beginning November 1, 2002. In addition, we have notified Agilent of our election to terminate the agreement between the companies as of May 2003, and Agilent may terminate the agreement at their discretion at any time. If we do not negotiate a new agreement with Agilent and the collaboration terminates in May 2003 as provided under the current agreement, we could cease to receive development funding from Agilent for new products. Furthermore, the revenue we receive from Agilent for existing collaboration products may grow more slowly or decline.

Amphora Discovery Corp., a related party and key customer, is a development stage company and we have no assurance of its continued purchases of our products and services.

      Amphora, which is independently managed and funded, has a significant on-going relationship with Caliper. After Amphora’s December 2002 completion of a second private placement of securities with third party investors, our ownership in Amphora was reduced to approximately 13% from 28% on a fully diluted basis. Over time we expect that our ownership in Amphora will be further diluted, as we have no plans to make any future equity investments in Amphora. Due to the reduction in our percentage ownership of Amphora, we now have the right to appoint only one member to Amphora’s board. Amphora is currently Caliper’s largest automated drug discovery customer representing 24% of our total revenue for 2002. As a development stage company, there can be no assurances that Amphora will become commercially successful or that in the near term its business strategy will not change. If Amphora reduces its purchases of products and services or stops using Caliper’s drug discovery systems, we could experience a significant decline in revenues. In connection with the completion of Amphora’s December 2002 financing, Caliper and Amphora agreed to a renegotiation of Amphora’s obligations under the LabChip Solutions Agreement. Under the renegotiated agreement, the Companies agreed to restructure the $4 million minimum datapoint payment for 2002 as follows: Amphora agreed to purchase a minimum of $1.8 million of datapoints during the second year of the agreement beginning in December 2002 and over time to make up to $2.2 million of deferred payments to Caliper. These deferred payments are contingent upon Amphora’s future revenue generation, datapoint production and other conditions and can be satisfied by Amphora under three methods: i) quarterly payments to Caliper based on Amphora’s revenues; ii) commissions earned by Amphora as they provide certain marketing assistance to Caliper for Caliper’s instruments; and iii) additional datapoint payments if Amphora exceeds the certain minimum datapoint levels. We also agreed to defer to December 31, 2003 Amphora’s obligation to purchase the one remaining Caliper 250 instrument of the 11 originally scheduled to be purchased by Amphora before December 31, 2002. In consideration for our agreement to this restructuring, Amphora issued to Caliper 2.5 million shares of Amphora preferred stock. We ascribed a nominal value of $25,000 to these shares as Amphora is a privately held research and development company.

To the extent that Agilent’s sales of the Agilent 2100 Bioanalyzer and LabChip products are reduced for any reason, including competition from us or any of our future commercial partners, the future revenue we receive from Agilent would be reduced.

      We receive revenue from Agilent based on a formula for gross margin sharing on sales by Agilent of instruments and chips developed under our collaboration agreement. To the extent that Agilent’s sales of these products after our agreement terminates is reduced for any reason, including competition from us or any other commercial partner of ours, then the revenue we would realized under the terms of the Agilent agreement would be reduced. Further, Agilent may decide for reasons wholly independent of competition to reduce its sales efforts and/or pricing for these products. If Agilent does so, our revenue may decline.

If Agilent determines that we may be violating a third-party patent, it may terminate sales of the Agilent 2100 Bioanalyzer, which will decrease our revenue.

      Under our collaboration agreement with Agilent, Agilent may elect at any time to stop developing, manufacturing or distributing any product that it reasonably determines, on the advice of counsel, poses a substantial risk of infringing a third-party patent. For example, if a third-party claims that we are violating its patent, then Agilent may terminate marketing and selling of the Agilent 2100 Bioanalyzer system, which Agilent began marketing in September 1999, which will decrease our future revenue.

Our products could infringe on the intellectual property rights of others, which may cause us to engage in costly litigation and, if we are not successful, could also cause us to pay substantial damages and prohibit us from selling our products.

      Third parties may assert infringement or other intellectual property claims against us. We may have to pay substantial damages, including treble damages, for past infringement if it is ultimately determined that our products infringe a third party’s proprietary rights. Further, we may be prohibited from selling our products before we obtain a license, which, if available at all, may require us to pay substantial royalties. Even if these claims are without merit, defending a lawsuit takes significant time, may be expensive and may divert management attention from other business concerns. We are aware of third-party patents that may relate to our technology or potential products. We have also been notified that a third party has attempted to provoke an interference with one issued U.S. patent that we have exclusively licensed to determine the priority of inventions. Any public announcements related to litigation or interference proceedings initiated or threatened against us could cause our stock price to decline. In 2001, we settled intellectual property litigation with Aclara concerning one family of Aclara patents. However, Aclara could assert other patent infringement claims against us in the future in alternative dispute resolution proceedings established under our settlement agreement.

We may need to initiate lawsuits to protect or enforce our patents, which would be expensive and, if we lose, may cause us to lose some of our intellectual property rights, which would reduce our ability to compete in the market.

      We rely on patents to protect a large part of our intellectual property and our competitive position. In order to protect or enforce our patent rights, we may initiate patent litigation against third parties, such as the patent infringement suit against Molecular Devices Corporation as described under “Part I — Item 3. Legal Proceedings.” These lawsuits could be expensive, take significant time, and could divert management’s attention from other business concerns. They would put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing. We may also provoke these third parties to assert claims against us. Patent law relating to the scope of claims in the technology fields in which we operate is still evolving and, consequently, patent positions in our industry are generally uncertain. We cannot assure you that we will prevail in any of these suits or that the damages or other remedies awarded, if any, will be commercially valuable. During the course of these suits, there may be public announcements of the results of hearings, motions and other interim proceedings or developments in the litigation. If securities analysts or investors perceive any of these results to be negative, it could cause our stock price to decline.

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

      We notified Agilent in May 2002 of our election to terminate the agreement between the companies as of May 2003. Under the terms of our agreement with Agilent, when our agreement terminates in May 2003, we will grant to Agilent a non-exclusive, royalty-bearing license to our LabChip technologies as then developed for Agilent to develop, make and sell products in the field of the collaboration. Consequently, there is the possibility that we may experience competition from Agilent after May 2003, which would reduce our ability to sell products independently or through other commercial partners.

We have limited experience in manufacturing our products and may encounter manufacturing problems or delays, which could result in lost revenue.

      Although Agilent manufactures the Agilent 2100 Bioanalyzer, we manufacture the chips used in this instrument and also currently manufacture instruments and sipper chips for our drug discovery systems. We currently have limited manufacturing capacity for our LabChip and automated drug discovery system products and experience variability in manufacturing yields for chips and automated drug discovery products. If we fail to deliver chips and automated drug discovery products in a timely manner, our relationships with our customers could be seriously harmed, and revenue would decline. We currently have one manufacturing location in Mountain View, California. The actual number of chips we are able to sell or use depends in part upon the manufacturing yields for these chips. We have only recently begun to manufacture significant numbers of sipper chips and are continuing to develop our manufacturing procedures for these chips. In order to offer sipper chips with more than four capillaries for drug discovery applications, we will need to continue to achieve consistently high yields in this process. We have experienced difficulties in manufacturing both our chips and instruments. We cannot assure you that manufacturing or quality problems will not arise as we attempt to scale-up our production of chips or that we can scale-up manufacturing in a timely manner or at commercially reasonable costs. If we are unable to consistently manufacture sipper chips or chips for the Agilent 2100 Bioanalyzer on a timely basis because of these or other factors, our product sales will decline. We are currently manufacturing drug discovery instruments in-house and in limited volumes. If demand for our drug discovery instruments increases significantly, we will either need to expand our in-house manufacturing capabilities or outsource to other manufacturers. Our ability to scale-up manufacturing may be compromised by uncertainty regarding the volume of chips for the Agilent 2100 Bioanalyzer that we will need to supply to Agilent in the future. When our exclusive collaboration with Agilent terminates in May 2003 pursuant to the notice we have delivered to Agilent, Agilent will have the option to manufacture chips itself rather than continue to receive its supply of chips from Caliper. Accordingly, we will face uncertainty regarding future demand for these chips from our manufacturing operations.

We are dependent on a single-source supplier for our glass and if we are unable to buy this component on a timely basis, we will not be able to deliver our products to customers.

      We currently purchase a key component for our chips from a single-source supplier located in Germany. Although we keep surplus inventory in our Mountain View manufacturing facility, if we are unable to replenish this component on a timely basis, we will not be able to deliver our chips to our customers, which would harm our business.

We depend on our key personnel, the loss of whom would impair our ability to compete.

      We are highly dependent on the principal members of our management and scientific staff. The loss of services of any of these persons could seriously harm our product development and commercialization efforts. In addition, research, product development and commercialization will require additional skilled personnel in areas such as chemistry and biology, software engineering and electronic engineering. Our business is located in Silicon Valley, California, where demand for personnel with these skills is extremely high and is likely to remain high despite the current economic climate. As a result, competition for and retention of personnel, particularly for employees with technical expertise, is intense and the turnover rate for these people is high. If we are unable to hire, train and retain a sufficient number of qualified employees, our ability to conduct and expand our business could be seriously reduced. The inability to retain and hire qualified personnel could also hinder the planned expansion of our business.

If a natural disaster strikes our manufacturing facility we would be unable to manufacture our products for a substantial amount of time and we would experience lost revenue.

      We rely on a single manufacturing location to produce our chips and drug discovery systems, and have no alternative facilities. The facility and some pieces of manufacturing equipment are difficult to replace and could require substantial replacement lead-time. Our manufacturing facility may be affected by natural disasters such as earthquakes and floods. Earthquakes are of particular significance since the manufacturing facility is located in Mountain View, California, an earthquake-prone area. In the event our existing manufacturing facility or equipment is affected by man-made or natural disasters, we would be unable to manufacture products for sale, meet customer demands or sales projections. If our manufacturing operations were curtailed or ceased, it would harm our business.

Failure to raise additional capital or generate the significant capital necessary to expand our operations and invest in new products could reduce our ability to compete and result in lower revenue.

      We anticipate that our existing capital resources will enable us to maintain currently planned operations at least through the year 2004. However, we premise this expectation on our current operating plan, which may change as a result of many factors. Consequently, we may need additional funding sooner than anticipated. Our inability to raise needed capital would seriously harm our business and product development efforts. In addition, we may choose to raise additional capital due to market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of these securities could result in dilution to our stockholders.

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

      Our business is dependent upon growth in the market for microfluidic products and our ability to enhance our existing products and introduce new products on a timely basis. One of the ways we may address the need to develop new products is through acquisitions of complementary businesses and technologies. From time to time, we may consider and evaluate potential acquisitions or business combinations, which may include a possible merger or consolidation of our business with another entity. We may engage in discussions relating to these types of transactions in the future. Acquisitions involve numerous risks, including the following:

•	difficulties in integration of the operations, technologies, and products of the acquired companies;

•	the risk of diverting management’s attention from normal daily operations of the business;

•	accounting consequences, including charges for in-process research and development expenses, resulting in variability in our quarterly earnings;

•	potential difficulties in completing projects associated with purchased in-process research and development;

•	risks of entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions;

•	the potential loss of key employees of the acquired company; and

•	the assumption of unforeseen liabilities of the acquired company.

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

      Our stock has been trading on the Nasdaq National Market only since mid-December 1999. We initially offered our common stock to the public at $16.00 per share. Since then our stock price has been extremely volatile and has ranged, through March 20, 2003, from a high of approximately $202.00 per share on March 2, 2000 to a low of $2.71 per share both on January 28, 2003 and February 6, 2003. Our stock price may drop substantially following an investment in our common stock. We expect that our stock price will remain volatile as a result of a number of factors, including:

•	announcements by analysts regarding their assessment of Caliper and its prospects;

•	announcements by our competitors of complementary or competing products and technologies;

•	announcements of our financial results, particularly if they differ from investors’ expectations; and

•	general market volatility for technology stocks.

We have been sued in the past, and are at risk of future securities class action litigation.

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

      As of December 31, 2002, our directors, entities affiliated with our directors, our executive officers and principal stockholders beneficially own, in the aggregate approximately 31% of our outstanding common stock. These stockholders as a group are able to substantially influence the management and affairs of Caliper and, if acting together, would be able to influence most matters requiring the approval by our stockholders, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The concentration of ownership may also delay or prevent a change of control of Caliper at a premium price if these stockholders oppose it.

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

7A.	Quantitative and Qualitative Disclosures About Market Risk

      The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have interest rate market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the fair value of our investment will probably decline. Declines of interest rates over time will reduce our interest income from our investments. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities. All of these instruments are held other than for trading purposes.

      The table below presents our investment portfolio by expected maturity and related weighted average interest rates at December 31, 2002:

					Fair Value
	2003	2004	2005	Total	December 31, 2002

Cash and money market funds:
Fixed rate	$16,184	—	—	$16,184	$16,184
Average interest rate	1.29%	—	—	1.29%
Available for sale marketable securities:
Fixed rate	$40,397	$55,299	$19,611	$115,307	$116,809
Average interest rate	3.88%	4.47%	4.85%	4.32%
Variable rate	$7,308	$6,249	$7,758	$21,315	$21,330
Average interest rate	1.70%	1.92%	1.68%	1.76%
Total securities	$63,889	$61,548	$27,369	$152,806	$154,323
Average interest rate	2.97%	4.21%	3.92%	3.63%

      Our equipment sale-leaseback financings, amounting to $4.4 million as of December 31, 2002, are all at fixed rates and therefore, have minimal exposure to changes in interest rates.

      We have operated primarily in the United States and substantially all sales to date have been made in U.S. dollars. Accordingly, we have not had any material exposure to foreign currency rate fluctuations.

Item 8.     Financial Statements and Supplementary Data

      The Report of Independent Auditors, Consolidated Financial Statements and Notes to Consolidated Financial Statements begin on page F-1 immediately following the signature page and certifications in this report and are incorporated here by reference, including the unaudited quarterly information for the last two years in Note 18.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.     Directors and Executive Officers of the Registrant

      Information concerning our directors is incorporated by reference to the section entitled “Proposal 1 — Election of Directors” contained in our definitive Proxy Statement with respect to our Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than April 30, 2003 (the “Proxy Statement”). Information concerning our Executive Officers is set forth under “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K and is incorporated herein by reference. Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our Proxy Statement.

Item 11.     Executive Compensation

      This information is incorporated by reference from our definitive proxy statement to be filed with respect to the 2003 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      This information is incorporated by reference from our definitive proxy statement to be filed with respect to the 2003 Annual Meeting of Stockholders.

Item 13.     Certain Relationships and Related Transactions

      This information is incorporated by reference from our definitive proxy statement to be filed with respect to the 2003 Annual Meeting of Stockholders.

Item 14.     Controls and Procedures

      Limitations on the Effectiveness of Controls. Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will provide absolute assurance that all errors will be detected. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Caliper have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

      Evaluation of Disclosure Controls and Procedures. As of December 31, 2002, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2002. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2002.

      Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for listing the non-audit services approved by our Audit Committee to be performed by Ernst & Young LLP, our independent auditor. Non-audit services are defined as services other than those provided in connection with an audit or a review of our financial statements. The only non-audit services approved by our Audit Committee to be performed by Ernst & Young LLP are the preparation of tax returns, and tax advice in preparing for and in connection with such filings.

PART IV

Item 15.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) The following documents are filed as a part of this report:

(1) Financial Statements:

(2) Financial Statement Schedules:

      Schedule II, “Valuation and Qualifying Accounts” is included on page F-37 of this report. All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3) Exhibits:

Exhibit Number	Description of Document

3.1(1)	Amended and Restated Certificate of Incorporation of Caliper.
3.2(12)	Certificate of Designation Of Series A Junior Participating Preferred Stock.
3.3(2)	Bylaws of Caliper.
3.4	Amendment No. 1 to Bylaws of Caliper.
4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.
4.2(3)	Specimen Stock Certificate.
4.3(12)	Rights Agreement, dated as of December 18, 2001, between Caliper and Wells Fargo Bank Minnesota, N.A., as Rights Agent.
10.1(3)	Lease Agreement, dated December 1, 1998, between Caliper and 605 East Fairchild Associates, L.P.
10.2(3)(4)	1996 Equity Incentive Plan.
10.3(3)(4)(17)	1999 Equity Incentive Plan.
10.4(3)(4)(17)	1999 Employee Stock Purchase Plan.
10.5(3)(4)	1999 Non-Employee Directors’ Stock Option Plan.
10.6(3)(4)(17)	Employment Agreement, dated January 18, 1999, between Caliper and Daniel L. Kisner, M.D.
10.7(3)(4)(17)	Promissory Note, dated July 29, 1999, between Caliper and Daniel L. Kisner, M.D.
10.8(3)	Amended and Restated Investor Rights Agreement, dated May 7, 1998, among Caliper and certain stockholders of Caliper.
10.9(3)(4)	Form of Indemnification Agreement entered into between Caliper and its directors and executive officers.
10.10(3)(5)	Collaboration Agreement, dated May 2, 1998, between Caliper and Hewlett-Packard Company (now Agilent).
10.12(3)(5)	Technology Access Agreement, dated December 21, 1998, between Caliper and Amgen, Inc.
10.13(3)(5)	Technology Access Agreement, dated August 12, 1999, between Caliper and Eli Lilly and Company.
10.15(3)(5)	Sole Commercial Patent License Agreement, effective September 1, 1995, between Lockheed Martin Energy Research Corporation and Caliper, as amended (domestic).
10.16(3)(5)	Sole Commercial Patent License Agreement, effective September 1, 1995, between Lockheed Martin Energy Research Corporation and Caliper, as amended (international).
10.17(3)(4)	Consulting Agreement, dated April 30, 1997, between Caliper and Dr. David V. Milligan.
10.18(3)(4)(17)	Employment Agreement, dated September 23, 1999, between Caliper and James L. Knighton.
10.19(3)(4)	Consulting Agreement, dated May 1, 1997, between Caliper and Regis McKenna.
10.20(3)(4)(17)	Promissory Note, dated March 25, 1997, between Caliper and Michael R. Knapp, Ph.D.
10.21(3)(4)(17)	Option Agreement, dated August 9, 1995, between Caliper and Michael R. Knapp, Ph.D.
10.22(3)(4)(17)	Amendment to Option Agreement, dated August 25, 1995, between Caliper, Michael R. Knapp, Ph.D., J. Michael Ramsey, Ph.D. and Avalon Medical Partners.
10.23(3)(4)	The Corporate Plan for Retirement Select Plan Adoption Agreement and related Basic Plan Document.
10.24(6)(17)	Warrant for the purchase of shares of Common Stock issued to Michael R. Knapp, dated October 11, 1996.

Exhibit Number	Description of Document

10.25(6)(17)	Warrant for the purchase of shares of Common Stock issued to Michael R. Knapp, dated February 2, 2000.
10.26(5)(7)	Technology Access and Applications Development Agreement, dated March 24, 2000, between Caliper and Millennium Pharmaceuticals, Inc.
10.27(8)	Lease Agreement, dated June 23, 2000 and effective July 5, 2000, between Caliper and Martin CBP Associates, L.P.
10.28(8)(17)	Promissory Note, dated July 17, 2000, between Caliper and Daniel L. Kisner, M.D.
10.29(4)(9)(17)	Change of Control Sr. Mgmt Severance/ Equity Acceleration Plan.
10.30(5)(10)	Cross-License Agreement, dated March 12, 2001 by and among Aclara Biosciences, Inc. and Caliper.
10.31(10)	Common Stock Issuance Agreement, dated March 22, 2001.
10.32(5)(10)	Settlement Agreement and Mutual General Release, dated March 12, 2001 by and among Aclara Biosciences, Inc. and Caliper.
10.33(5)(11)	LabChip Solutions Agreement, dated as of September 21, 2001, by and between Amphora Discovery Corp. and Caliper.
10.34(4)(11)	Consulting Agreement, entered into as of the 8th day of October 2001 by and between Amphora Discovery Corp., and Michael R. Knapp.
10.35(4)(11)	Restricted Stock Purchase Agreement, entered into as of October 8, 2001, by and between Amphora Discovery Corp. and Michael R. Knapp.
10.36(4)(11)	Consulting Agreement, entered into as of the 14th day of October 2001 by and between Amphora Discovery Corp., and James L. Knighton.
10.37(4)(11)	Restricted Stock Purchase Agreement, entered into as of October 14, 2001, by and between Amphora Discovery Corp. and James L. Knighton.
10.38(5)(11)	Technology Access Agreement Amendment, dated August 20, 2001, by and between Caliper and Eli Lilly and Company, amending Technology Access Agreement dated August 12, 1999.
10.39(13)(17)	2001 Non-Statutory Stock Option Plan.
10.40(14)(17)	Separation Agreement, dated August 9, 2001, between Caliper and Calvin Y.H. Chow.
10.41(5)(14)	Technology Access Agreement Amendment, dated December 14, 2001, by and between Caliper and Amgen, Inc., amending Technology Access Agreement dated December 21, 1998.
10.42(14)	Amendment No. 2 to Technology Access Agreement, dated December 18, 2001, by and between Caliper and Amgen, Inc., amending Technology Access Agreement dated December 21, 1998.
10.43(5)(14)	Technology Access and Applications Development Agreement Amendment, dated December 19, 2001, by and between Caliper and Millennium Pharmaceuticals, Inc., amending Technology Access and Applications Development Agreement dated March 24, 2000.
10.44(14)	Amendment No. 2 to Technology Access and Applications Development Agreement, dated February 28, 2002, by and between Caliper and Millennium Pharmaceuticals, Inc., amending Technology Access and Applications Development Agreement dated March 24, 2000.
10.45(15)(17)	Offer Letter, dated April 24, 2002, between Caliper and Bruce E. MacMillan.
10.46(15)(17)	Key Employee Agreement, dated July 1, 2002, between Caliper and Michael R. Knapp
10.47(15)(17)	Key Employee Agreement, dated July 1, 2002, between Caliper and James L. Knighton
10.48(16)(17)	Key Employee Agreement, dated July 1, 2002, between Caliper and Dr. Daniel Kisner

Exhibit Number	Description of Document

10.49(16)(17)	Separation Agreement, dated July 29, 2002, between Caliper and J. Wallace Parce
10.50(17)	Offer Letter and Addendum, dated November 13, 2001, between Caliper and Susan A. Evans
10.51(17)	Separation Agreement, dated November 1, 2002, between Caliper and Susan A. Evans
10.52(18)	Sole Commercial Patent License Agreement, effective September 1, 1995, between UT-Battelle, LLC, the successor to Lockheed Martin Energy Research Corporation, and Caliper, as amended on November 1, 2002.
10.53(18)	Modification of LabChip Solutions Agreement, dated as of December 12, 2002, by and between Amphora Discovery Corp. and Caliper.
23.1	Consent of Ernst & Young LLP, independent auditors.
24.1	Power of Attorney (reference is made to the signature page of this report).
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as Exhibit 3.3 to our Registration Statement on Form S-1, as amended, File No. 333-88827, filed on October 12, 1999 and incorporated by reference herein.

(2)	Previously filed as Exhibit 3.4 to our Registration Statement on Form S-1, as amended, File No. 333-88827, filed on October 12, 1999 and incorporated by reference herein.

(3)	Previously filed as the like-numbered Exhibit to our Registration Statement on Form S-1, as amended, File No. 333-88827, filed on October 12, 1999 and incorporated by reference herein.

(4)	Management contract or compensatory plan or arrangement.

(5)	Confidential treatment has been granted for a portion of this exhibit.

(6)	Filed as the like-numbered exhibit to Annual Report of Form 10-K for the year ended December 31, 1999 and incorporated by reference herein.

(7)	Previously filed as Exhibit 10.26 to Form 10-Q for the quarterly period ended March 31, 2000 and incorporated by reference herein.

(8)	Previously filed as the like-numbered Exhibit to our Registration Statement on Form S-1, as amended, File No. 333-45942, filed on September 15, 2000, and incorporated by reference herein.

(9)	Previously filed as the like-numbered Exhibit to Form 10-K/A for the year ended December 31, 2000 and incorporated by reference herein.

(10)	Previously filed as the like-numbered Exhibit to Form 10-Q for the quarterly period ended March 31, 2001 and incorporated by reference herein.

(11)	Previously filed as the like-numbered Exhibit to Form 10-Q for the quarterly period ended September 30, 2001 and incorporated by reference herein.

(12)	Previously filed as Exhibit 99.1 to Current Report on Form 8-K filed December 19, 2001 and incorporated by reference herein.

(13)	Previously filed as Exhibit 99.1 to our Registration Statement on Form S-8, File No. 333-76636, filed January 11, 2002 and incorporated by reference herein.

(14)	Previously filed as the like-numbered Exhibit to Form 10-K for the year ended December 31, 2001 and incorporated by reference herein.

(15)	Previously filed as the like-numbered Exhibit to Form 10-Q for the quarterly period ended June 30, 2002 and incorporated by reference herein.

(16)	Previously filed as the like-numbered Exhibit to Form 10-Q for the quarterly period ended September 30, 2002 and incorporated by reference herein.

(17)	Designates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 15(c) of this report.

(18)	Confidential treatment has been requested for a portion of this exhibit.

      (b) Reports on Form 8-K

      On December 17, 2002, we filed a Current Report regarding the restructuring of our contractual relationship with Amphora Discovery Corp.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 2003.

CALIPER TECHNOLOGIES CORP.

By: /s/ MICHAEL R. KNAPP

Michael R. Knapp, Ph.D.
Chief Executive Officer

POWER OF ATTORNEY

      KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Michael R. Knapp, Ph.D., and James L. Knighton, and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ MICHAEL R. KNAPP Michael R. Knapp, Ph.D.	Chief Executive Officer and Director (principal executive officer)	March 28, 2003

/s/ JAMES L. KNIGHTON James L. Knighton	President and Chief Financial Officer (principal financial officer)	March 28, 2003

/s/ ANTHONY T. HENDRICKSON Anthony T. Hendrickson	Vice President Finance and Corporate Controller (principal accounting officer)	March 28, 2003

/s/ DANIEL L. KISNER Daniel L. Kisner, M.D.	Chairman of the Board of Directors	March 28, 2003

/s/ DAVID V. MILLIGAN David V. Milligan, Ph.D.	Vice Chairman of the Board of Directors	March 28, 2003

/s/ ROBERT C. BISHOP Robert C. Bishop, Ph.D.	Director	March 28, 2003

Signatures	Title	Date

/s/ ANTHONY B. EVNIN Anthony B. Evnin, Ph.D.	Director	March 28, 2003

/s/ REGIS P. MCKENNA Regis P. McKenna	Director	March 28, 2003

/s/ ROBERT T. NELSEN Robert T. Nelsen	Director	March 28, 2003

CERTIFICATIONS

I, Michael R. Knapp, Ph.D., certify that:

      1.     I have reviewed this annual report on Form 10-K of Caliper Technologies Corp.;

      2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6.     The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ MICHAEL R. KNAPP

Michael R. Knapp, Ph.D.
Chief Executive Officer

Date: March 28, 2003

I, James L. Knighton, certify that:

      1.     I have reviewed this annual report on Form 10-K of Caliper Technologies Corp.;

      2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6.     The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ JAMES L. KNIGHTON

James L. Knighton
President and Chief Financial Officer

Date:     March 28, 2003

CALIPER TECHNOLOGIES CORP.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Caliper Technologies Corp.

      We have audited the accompanying consolidated balance sheets of Caliper Technologies Corp. as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audit also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Caliper Technologies Corp. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ ERNST & YOUNG LLP

Palo Alto, California

January 28, 2003

CALIPER TECHNOLOGIES CORP.

CONSOLIDATED BALANCE SHEETS

	December 31,

	2002	2001

	(In thousands, except
	share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$16,184	$10,655
Marketable securities	138,139	155,521
Accounts receivable, net of allowance for doubtful accounts of $119,000 at December 31, 2002	1,754	1,130
Accounts receivable — related party	115	1,179
Inventories	5,964	3,411
Prepaid expenses and other current assets	1,508	2,311
Investment in Aclara common stock	—	4,563
Other receivable	—	26,949

Total current assets	163,664	205,719
Security deposits	3,000	3,200
Property and equipment, net	12,545	12,581
Notes receivable from officers	215	475
Other assets, net	454	568

Total assets	$179,878	$222,543

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,227	$1,808
Accrued compensation	2,458	3,135
Other accrued liabilities	1,110	357
Deferred revenue	874	3,082
Current portion of sale-leaseback arrangements	2,412	2,027

Total current liabilities	8,081	10,409
Noncurrent portion of sale-leaseback arrangements	1,986	3,749
Deferred revenue	267	221
Other noncurrent liabilities	1,986	1,600
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized in 2002 and 2001; no shares issued and outstanding in 2002 and 2001	—	—
Common stock, $0.001 par value; 70,000,000 shares authorized in 2002 and 2001; 24,694,451 and 24,200,097 shares issued and outstanding in 2002 and 2001, respectively	25	24
Additional paid-in capital	252,219	251,357
Deferred stock compensation	(637)	(2,232)
Accumulated deficit	(85,566)	(44,602)
Accumulated other comprehensive income	1,517	2,017

Total stockholders’ equity	167,558	206,564

	$179,878	$222,543

See accompanying notes.

CALIPER TECHNOLOGIES CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2002	2001	2000

	(In thousands, except per share data)
Revenue:
Product revenue	$10,378	$8,799	$3,201
Related party revenue	6,155	3,912	—
License fees and contract revenue	9,300	16,877	15,363

Total revenue	25,833	29,588	18,564
Costs and expenses:
Cost of product revenue	7,906	4,784	2,519
Cost of product revenue — related party	3,021	2,103	—
Research and development	43,317	38,263	33,478
Selling, general and administrative	17,534	15,545	9,787
Amortization of deferred stock compensation, net(1)	378	2,540	4,545
Restructuring charges	314	—	—

Total costs and expenses	72,470	63,235	50,329

Operating loss	(46,637)	(33,647)	(31,765)
Interest income	7,617	12,047	8,088
Interest expense	(642)	(629)	(620)
Other expense, net	(1,302)	(1,448)	—
Litigation settlement and reimbursement	—	27,500	13,274

Income (loss) before cumulative effect of a change in accounting principle	(40,964)	3,823	(11,023)
Cumulative effect of a change in accounting principle	—	—	(2,294)

Net income (loss)	$(40,964)	$3,823	$(13,317)

Net income (loss) per share, basic:
Income (loss) before cumulative effect of a change in accounting principle	$(1.68)	$0.16	$(0.50)
Cumulative effect of a change in accounting principle	—	—	(0.11)

Net income (loss) per share, basic	$(1.68)	$0.16	$(0.61)

Shares used in computing net income (loss) per common share, basic	24,403	23,997	21,853
Net income (loss) per share, diluted:
Income (loss) before cumulative effect of a change in accounting principle	$(1.68)	$0.15	$(0.50)
Cumulative effect of a change in accounting principle	—	—	(0.11)

Net income (loss) per share, diluted	$(1.68)	$0.15	$(0.61)

Shares used in computing net income (loss) per share, diluted	24,403	25,634	21,853
Pro forma amounts assuming the change in accounting principle was applied retroactively (unaudited):
Net loss			$(11,023)
Net loss per share, basic and diluted			$(0.50)

Shares used in computing pro forma net loss per share, basic and diluted (unaudited)			21,853

(1)	Amortization of deferred stock compensation, net, related to the following:

Research and development	$(315)	$610	$1,601
Selling, general and administrative	693	1,930	2,944

Total	$378	$2,540	$4,545

See accompanying notes.

CALIPER TECHNOLOGIES CORP.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Stockholders’ Equity

						Accumulated
	Common Stock		Additional	Deferred		Other	Total
			Paid-In	Stock	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Compensation	Deficit	Income/(Loss)	Equity

	(In thousands, except shares)
Balances at December 31, 1999	21,002,095	$21	$142,401	$(9,317)	$(35,109)	$(133)	$97,863
Net loss	—	—	—	—	(13,317)	—	(13,317)
Change in unrealized gain on available-for-sale securities	—	—	—	—	—	761	761

Comprehensive loss	—	—	—	—	—	—	(12,556)
Issuance of shares of common stock in a private placement offering, net of offering costs of $200	2,300,000	2	104,679	—	—	—	104,681
Issuance of common stock upon exercise of stock options and in connection with the employee stock purchase plan	306,154	—	1,463	—	—	—	1,463
Issuance of common stock upon exercise of warrants	72,514	—	—	—	—	—	—
Issuance of common stock for services	7,692	—	207	—	—	—	207
Amortization of deferred stock compensation	—	—	—	4,545	—	—	4,545
Stock options issued to non-employees	—	—	254	—	—	—	254

Balances at December 31, 2000	23,688,455	$23	$249,004	$(4,772)	$(48,426)	$628	$196,457

Net income (loss)	—	—	—	—	3,823	—	3,823
Change in unrealized gain on available-for-sale securities	—	—	—	—	—	1,389	1,389

Comprehensive income	—	—	—	—	—	—	5,212
Issuance of common stock upon exercise of stock options and in connection with the employee stock purchase plan	511,642	1	2,273	—	—	—	2,274
Amortization of deferred stock compensation	—	—	—	2,540	—	—	2,540
Stock options issued to non-employees	—	—	80	—	—	—	80

Balances at December 31, 2001	24,200,097	$24	$251,357	$(2,232)	$(44,602)	$2,017	$206,564

Net income (loss)	—	—	—	—	(40,964)	—	(40,964)
Change in unrealized gain on available-for-sale securities	—	—	—	—	—	(500)	(500)

Comprehensive loss	—	—	—	—	—	—	(41,464)
Issuance of common stock upon exercise of stock options and in connection with the employee stock purchase plan	494,354	1	1,627	—	—	—	1,628
Amortization of deferred stock compensation	—	—	—	1,388	—	—	1,388
Reversal of deferred stock compensation amortization due to forfeited options	—	—	(1,217)	207	—	—	(1,010)
Stock options issued to non-employees	—	—	452	—	—	—	452

Balances at December 31, 2002	24,694,451	$25	$252,219	$(637)	$(85,566)	$1,517	$167,558

See accompanying notes.

CALIPER TECHNOLOGIES CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2002	2001	2000

	(In thousands)
Operating activities
Net income (loss)	$(40,964)	$3,823	$(13,317)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on settlement of litigation and non-cash license revenue	—	(32,500)	—
Cumulative effect of a change in accounting principle	—	—	2,294
Depreciation and amortization	5,795	3,693	2,155
Amortization of deferred stock compensation, net	378	2,540	4,545
Issuance of common and preferred stock for services	—	—	207
Stock options issued to non-employees	452	80	254
Changes in operating assets and liabilities:
Accounts receivable and other receivable	27,389	1,715	(2,969)
Inventories	(2,553)	(1,205)	(1,919)
Prepaid expenses and other current assets	803	(86)	(483)
Security deposits and other assets	314	(134)	(3,182)
Notes receivable from officers	260	140	10
Accounts payable and other accrued liabilities	172	(2,146)	1,979
Accrued compensation	(677)	1,189	864
Deferred revenue	(2,162)	(654)	(547)
Other noncurrent liabilities	386	962	403

Net cash used in operating activities	(10,407)	(22,583)	(9,706)

Investing activities
Purchases of marketable securities	(168,689)	(188,539)	(184,078)
Proceeds from sales of marketable securities	114,116	104,829	32,910
Proceeds from maturities of marketable securities	76,018	84,983	51,968
Purchases of property and equipment	(5,759)	(7,173)	(5,794)

Net cash provided by (used in) investing activities	15,686	(5,900)	(104,994)

Financing activities
Proceeds under sale-leaseback arrangements	822	2,531	1,745
Payments of obligations under sale-leaseback arrangements	(2,200)	(1,960)	(1,665)
Proceeds from issuance of common stock	1,628	2,273	106,142

Net cash provided by financing activities	250	2,844	106,222

Net increase (decrease) in cash and cash equivalents	5,529	(25,639)	(8,478)
Cash and cash equivalents at beginning of year	10,655	36,294	44,772

Cash and cash equivalents at end of year	$16,184	$10,655	$36,294

Supplemental disclosure of cash flow information
Interest paid	$642	$629	$620

Supplemental disclosure of significant non-cash investing activities
Other receivable	$—	$26,949	$—
Investment in common stock	$—	$4,563	$—
Other assets	$—	$988	$—

See accompanying notes.

CALIPER TECHNOLOGIES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Basis of Presentation

      Caliper Technologies Corp. (“Caliper”) was incorporated in the state of Delaware on July 26, 1995. Caliper develops lab-on-a-chip technologies and manufactures LabChip and automated drug discovery systems. These systems perform laboratory experiments for use in the pharmaceutical industry and other industries.

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

Financial Statement Presentation

      The financial statements of Caliper include the accounts of Caliper’s wholly owned subsidiary, Caliper Europe GmbH formed on January 22, 2002. Investments in affiliates or interests in which Caliper has an equity interest of 50% or less and has significant influence are generally accounted for using the equity method with all accounts and transactions disclosed as related party transactions. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Cash Equivalents and Marketable Securities

      Caliper considers all highly liquid investments with maturities of three months or less from the date of purchase to be cash equivalents. Management determines the appropriate classification of its investment securities at the time of purchase and reevaluates such determination as of each balance sheet date. Management has classified Caliper’s marketable securities as available-for-sale securities in the accompanying financial statements. Available-for-sale securities are carried at fair value based on quoted market prices, with unrealized gains and losses reported in a separate component of stockholders’ equity. Realized gains and losses and declines in value, if any, judged to be other than temporary on available-for-sale securities are reported in other income or expense. The cost of securities sold is based on the specific identification method.

      Caliper invests its excess cash in U.S. government and agency securities, debt instruments of financial institutions and corporations, and money market funds with strong credit ratings. Caliper has established guidelines regarding diversification of its investments and their maturities should maintain safety and liquidity.

CALIPER TECHNOLOGIES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Caliper does not generally invest in the common stock of corporations, partnerships or special purpose entities. As of December 31, 2001, however, Caliper had investments in common stock totaling $4.6 million from investments in Aclara Biosciences, Inc. and Amphora Discovery Corp. As a result of a settlement agreement between the Aclara Biosciences, Inc. and Caliper entered into in January 2001, Caliper had an investment of 900,000 shares in Aclara common stock. On October 15, 2002, Caliper received $32.5 million in cash from Aclara and surrendered the 900,000 shares of Aclara common stock effectively completing the settlement transaction As of December 31, 2002, Caliper has investments in the preferred and common stock of Amphora Discovery Corp.

Customer and Accounts Receivable

      Customer and accounts receivable are stated at amounts owed to the company, net of related reserves. No collateral is required on these receivables. No sales made by Caliper include any return rights or privileges. Caliper has historically not experienced significant credit losses in connection with its customer receivables. Accounts receivable, net of allowances at December 31, 2002 was $1.9 million substantially all of which were current and due in less than 35 days. Of this $1.9 million, Amphora, a related party, had a customer account balance of $115,000 related to minimum datapoint payments owed to Caliper as of December 2002. Caliper has only five international customers and requires all their purchases to be denominated and paid in U.S. dollars. Caliper recorded an allowance for doubtful accounts totaling $119,000 in 2002 based on analysis of aged receivables and will continue to analyze accounts receivable, historical bad debts, customer concentrations, changes in customer credit-worthiness subsequent to sales being made, current economic trends and changes in its customer payment terms when evaluating the necessity and or adequacy in future periods for an allowance for doubtful accounts.

Inventories

      Inventory consists primarily of glass, quartz and reagents used in the manufacture of Caliper’s chips as well as electronic components, devices and accessories from original equipment manufacturers used in the manufacture of Caliper’s microfluidic instruments. Inventories are stated at the lower of standard cost (which approximates actual cost on a first-in first-out basis) or market, reflect appropriate reserves for potential obsolete, slow-moving or otherwise impaired material, and include appropriate elements of material, labor and indirect costs.

Property and Equipment

      Additions to property and equipment are recorded at cost. Major replacements and improvements are capitalized while general repairs and maintenance are expensed as incurred. Depreciation commences once the assets have been placed in service and is computed using the straight-line method over the shorter of the financing period or the estimated useful lives of the assets, which primarily range from three to seven years. Furniture and equipment acquired under equipment sale and lease back arrangements are amortized over the shorter of the useful lives or the financing period, generally four years. Leasehold improvements are amortized over the shorter of the estimated useful life of the assets or lease term, generally four to seven years.

Impairment of Long-lived Assets

      Caliper reviews long-lived assets and identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If indicators of impairment exist, recoverability of assets to be held and used is assessed by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. Recoverability measurement and estimating of undiscounted cash flows is done at the lowest possible level for which there are identifiable assets. If the aggregate undiscounted cash flows are less than the carrying value of the asset, the

CALIPER TECHNOLOGIES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

resulting impairment charge to be recorded is calculated based on the amount by which the carrying amount of assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. To date, Caliper has not incurred any impairment losses.

Fair Value of Financial Instruments

      The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents, accounts receivable, notes receivable, other current assets, accounts payable, and other accrued expenses, approximate fair value due to their short-term maturities. Caliper’s available for sale marketable securities are carried at fair value based on quoted market prices, consistent with the requirements of Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Caliper does not engage in interest rate swaps, foreign currency forward contracts or options on non-marketable instruments. Caliper’s only long-term debt is the long-term portions to the sale-leaseback agreement.

      The fair value of Caliper’s cash, cash equivalents and marketable securities are subject to change as a result of potential changes in market interest rates. The potential change in fair value for interest rate sensitive instruments has been assessed on a hypothetical 100 basis point adverse movement across all maturities. Caliper estimates that such hypothetical adverse 100 basis point movement would not have materially impacted net income or materially affected the fair value of interest rate sensitive instruments.

Revenue Recognition

      Caliper recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is probable. Revenue is recognized on product sales when goods are shipped under Caliper’s standard terms of “FOB origin”. Revenues on shipments subject to customer acceptance provisions are recognized only upon customer acceptance, provided all other revenue recognition criteria are met. Revenue from licensing agreements is deferred and recognized over the term of the agreement, or in certain circumstances, when milestones are met. Revenue recognized is not subject to repayment. Cash received that is related to future performance under such contracts is deferred and recognized as revenue when earned Revenue is earned from Caliper’s collaboration agreement with Agilent, Automated Drug Discovery systems, chips and datapoints, AMS 90, Applications Developer Program, Technology Access Program agreements, licensing and royalty agreements and government grants.

Collaboration Agreement

      Revenue from development and support activities under Caliper’s collaboration agreement with Agilent is recorded in the period in which the costs are incurred. Direct costs associated with this contract are reported as research and development expense. Revenue related to the reimbursement of costs for the supply of chips and reagents to Caliper’s collaboration partner is recognized upon shipment. Caliper has no continuing obligations at the time these sales are made and Caliper’s collaboration partner has no return privileges. Further, Caliper’s transfer of this title to the chips and reagents are not contingent on the collaboration partner’s resale of these items to third parties. Caliper’s share of gross margin on components of the LabChip system sold by the collaboration partner is recognized as product revenue upon shipment by the collaboration partner to the end user. The instruments, chips and reagents as sold, are useable by Caliper’s collaboration partner and their customers without additional support from Caliper.

Automated Drug Discovery Systems Products, Automated Microfluidics Systems 90 SE and Applications Developer Program

      Product revenue is recognized upon the shipment and transfer of title to customers and is recorded net of discounts and allowances. Revenues on shipments subject to customer acceptance provisions are recognized only upon customer acceptance, provided all other revenue recognition criteria are met. Service revenue is

CALIPER TECHNOLOGIES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recognized ratably over the contract service term. Customers are able to purchase instruments, chips, support services and custom assay solutions directly from Caliper. Customer purchases of instruments and chips are delivered under standardized terms of “FOB origin” with the customer assuming the risks and rewards of product ownership at the time of shipping from Caliper’s warehouse with no return rights or privileges. Caliper offers discounts based on the volume of products and services purchased. Caliper publishes a catalog of its commercially available chips and drug discovery system products and the prices for each product configuration.

      In certain cases, customers will be charged on a datapoint pricing basis for their usage of chips. A datapoint is generated each time a Caliper instrument system introduces a sample into a chip through a sipper in order to perform a particular LabChip assay. Datapoints are these test-results that Caliper’s customers record when they use Caliper’s instruments. Caliper records datapoint revenues in the period that Caliper’s customers attain these datapoints and communicate such use to Caliper. Datapoint rates are contractually negotiated between Caliper and its customers. Caliper has contracted for minimum datapoint fees from Amphora, a related party, and two additional customers in 2002. Under minimum datapoint fee arrangements, datapoints revenues are recorded in the period the minimum applies. Caliper has no performance obligations with respect to these minimum fees

      Customers are shipped instruments and chips based upon purchase orders received. Two customers, however, have requested drug discovery system acceptance provisions. One of these customers is Amphora, a related party, where Amphora’s personnel review a system validation test at Caliper’s facility prior to shipment and prior to the transfer of title to the instrument by Caliper to Amphora.

      The second customer is an unrelated customer and has requested a factory acceptance test in their purchase contract with Caliper where they require validation tests before acceptance. Caliper does not recognize revenue on the sale of any product until all acceptance tests are completed and approved by the customer. Caliper believes that once the general market acceptance of drug discovery systems is better established, acceptance test of these kinds will no longer be requested by customers. No sales made by Caliper include any return rights or privileges.

      Caliper has made no provision for sales returns and other allowances. Although Caliper has been commercially selling its instruments only since September 2001, Caliper has been developing these instruments since 1999. Many of the buyers of Caliper’s instruments are the same companies with whom Caliper was collaborating to develop these instruments between 1999 and September 2001. As such, these customers are very familiar with Caliper’s equipment, and returns are therefore unlikely.

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

      Prior to January 1, 2000, Caliper recognized non-refundable license fees under its Technology Access Programs as revenues upon transfer of the license to third parties and when no further performance obligations existed. Effective January 1, 2000, Caliper changed its method of accounting for non-refundable license fees to recognize such fees ratably over the term of the committed related Technology Access Program agreement. Caliper believes the change in accounting principle is preferable based on guidance provided in SEC Staff Accounting Bulletin No. 101 — Revenue Recognition in Financial Statements (“SAB 101”). The $2.3 mil-

CALIPER TECHNOLOGIES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

lion cumulative effect of the change in accounting principle was reported as a charge in 2000. The cumulative effect was initially recorded as deferred revenue and was recognized as revenue over the remaining contractual terms of the Technology Access Program agreements commencing January 1, 2000. During the year ended December 31, 2000, the impact of the change in accounting was to increase net loss by $1.25 million, or ($0.06) per share, comprised of the $2.3 million cumulative effect of the change as described above ($0.11 per share), less $1.3 million of the related deferred revenue which was recognized as revenue during the year ended December 31, 2000 ($0.06 per share) and $250,000 ($0.01 per share) recorded as deferred revenue as of December 31, 2000 that would have been recognized as revenue had SAB 101 not been adopted. During the year ended December 31, 2001, Caliper recorded $800,000 ($0.03 per share) of the related deferred revenue as revenue. The remaining $194,000 of the related deferred revenue was recognized as revenue in 2002.

      Product revenue was recognized upon transfer of title to the customer. Subscription fees were recognized ratably over the subscription period. When payment of the subscription fee was contingent upon reaching a milestone, revenue was deferred until the milestone was met. Support and development services revenue was recognized in the periods the costs were incurred. In December 2001, the last of the agreements with Caliper’s Technology Access Program customers was amended and converted into a commercial agreement. There are no further technology access fees or subscription fees recognized with products and services purchased by former Technology Access Program customers after December 2001. Revenue is recognized for all former Technology Access Program customers upon shipment and transfer of title to the product to the customer or when the assay development service has been provided by Caliper. Under the amended agreements with its Technology Access Program customers, Caliper agreed to convert technology access and subscription fees still outstanding and available to credits towards the purchase of products and services that can be utilized by the customer no later than March 2003. As of December 31, 2002, a total of $138,000 of this revenue was deferred. Caliper expects to recognize this deferred revenue through March 2003 as products and services are purchased by Caliper’s former Technology Access Program customers.

Licensing and Royalty

      Revenue from Caliper’s up-front license fees is recognized when the earnings process is complete and no further obligations exist. If further obligations exist, the up-front license fee is recognized ratably over the obligation period. Royalties from licenses are based on third-party sales and recorded as earned in accordance with contract terms, when third-party results are reliably measured and collectibility is assured. The impact of the adoption of SAB 101 in 2000 is discussed above.

Government Grants

      Caliper’s grant from the National Institute of Standards and Technology (NIST) provided for the reimbursement of qualified expenses for research and development as defined under the terms of the grant agreement. Revenue under grant agreements was recognized when the related research expenses were incurred The NIST grant was a three-year grant that concluded in December 2001.

Annual Maintenance Agreements

      Caliper does not include with the initial product purchase any element of a maintenance contract. No upgrades or operational support is included in such purchases. All the customer is entitled to receive is service in accordance with Caliper’s standard warranty, which is to provide replacement of defective goods. Caliper, to date, has not focused on selling additional maintenance contracts and in fact has only sold two such contracts regarding early prototype instruments. This contract provided access to upgrades to Caliper’s product, if and when available, and operational support. In the future, Caliper expects to offer maintenance agreements to customer for access to instrument system upgrades and overall instrument maintenance after the expiration of

CALIPER TECHNOLOGIES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the 1 year limited warranty period. Revenue with respect to these maintenance contracts will be initially deferred and recognized ratably over the term of the contract.

Software

      Caliper has developed software that is embedded in Caliper’s instruments as a component to operate and run the instrument. Caliper does not sell or otherwise market the software separately and does not derive any independent revenues from the sale of software. The software has no separate utility outside of its function of running the Caliper instrument. Caliper’s customers are purchasing the instrument in order to be able to conduct scientific research, and the software is incidental to the overall cost of the instrument’s development and marketing effort. Caliper does not provide post-sale software support, except for functional defects in the software as contemplated in Caliper’s warranty on its instruments.

Segment Reporting

      Caliper currently operates in one business segment, that being the development and commercialization of novel products from microfluidic technology. Caliper is managed and operated as one business. The entire business is comprehensively managed by a single management team that reports to the Chief Executive Officer. Caliper does not operate separate lines of business or separate business entities with respect to its products or product candidates. Accordingly, Caliper does not accumulate discrete financial information with respect to separate product areas and does not have separately reportable segments as defined by Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosure about Segments of an Enterprise and Related Information.”

Foreign Currency Transactions

      Foreign currency transactions are translated into U.S. dollars at prevailing rates. Gains or losses resulting from foreign currency transactions are included in current period income or loss as incurred. Currently, all material transactions of Caliper are denominated in U.S. dollars, and Caliper has not entered into any material transactions that are denominated in foreign currencies.

Research and Development

      Caliper charges research and development costs to expense as incurred. Research and development costs consist primarily of salaries and related personnel costs, fees paid to consultants and outside service providers for chip development, material cost of prototypes and test units, legal expenses resulting from intellectual property prosecution and litigation, and other expenses related to the design, development, testing and enhancement of Caliper’s products.

Warranty Expense

      At the time revenue is recognized, the Company establishes an accrual for estimated warranty expenses associated with sales, recorded as a component of cost of revenue. Caliper offers a one-year limited warranty on the automated drug discovery systems and a 90-day warranty on chips, which is included in the sales price of many of its products. These warranties are the only post-sale obligation Caliper has to its customers. Provision is made for estimated future warranty costs at the time of sale. As the majority of Caliper’s drug discovery system parts are from original equipment manufacturers which provide one-year warranties already on these parts, Caliper has a warranty provision of $265,000 as of December 31, 2002 and $85,000 as of December 31, 2001 based on Caliper’s repair and warranty claims history and on the limited service cost to travel to the customer and maintain Caliper’s products under warranty. Caliper periodically assesses the adequacy of its recorded warranty liabilities and adjusts amounts as necessary.

CALIPER TECHNOLOGIES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Changes in Caliper’s warranty obligation during the year ended December 31, 2002 are as follows:

Balance, December 31, 2001.	$85,000
Warranties issued during the period	854,000
Settlements made during the period	674,000

Balance, December 31, 2002.	$265,000

Shipping and Handling Fees and Costs

      Shipping and handling fees billed to customers for product shipments are recorded in “Product revenue” in the Consolidated Statements of Operations. Shipping and handling costs incurred for inventory purchases are recorded in “Cost of revenue” in the Consolidated Statements of Operations.

Advertising Expense

      Caliper expenses costs of advertising as incurred. Advertising costs were $690,000 for the year ending December 31, 2002 as compared to $631,000 in 2001 and $133,000 in 2000.

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

Credit and Other Risks

      Financial instruments, which potentially subject Caliper to concentrations of credit risk, consist principally of cash and trade accounts receivable. Caliper invests excess cash in securities that it believes bear minimal risk. These investments are of a short-term nature and include investments in auction rate preferred securities, commercial paper and government and corporate debt securities. By policy, the amount of credit exposure to any one institution or issuer is limited. These investments are generally not collateralized and primarily mature within three years Caliper has not experienced any losses due to institutional failure or bankruptcy.

      Caliper’s allowance for uncollectible accounts at December 31, 2002 was $119,000 and was not material in prior years. Caliper grants credit to customers based on evaluations of their financial condition, generally without requiring collateral. Concentrations of credit risk with respect to accounts receivable are present due to the small number of customers comprising Caliper’s customer base. However, the credit risk is reduced through Caliper’s efforts to monitor its exposure for credit losses and maintain allowances, if necessary. Two customers, Agilent and Amphora, accounted for approximately 63% of Caliper’s total revenues in 2002 and 45% in 2001. These two customers accounted for approximately 39% and 61% of Caliper’s outstanding accounts receivable balance at December 31, 2002 and 2001, respectively. Caliper’s policy is to perform an analysis of the recoverability of its trade accounts receivable at the end of each reporting period and to establish allowances for those accounts considered uncollectible. Caliper analyzes historical bad debts, customer concentrations, customer credit-worthiness, and current economic trends when evaluating the adequacy of the allowance for doubtful accounts.

CALIPER TECHNOLOGIES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Caliper’s products include certain components that are currently single-sourced. Caliper believes that other vendors would be able to provide similar equipment, however, the qualification of such vendors may require start-up time. In order to mitigate any adverse impacts from a disruption of supply, Caliper attempts to maintain an adequate supply of critical single-sourced equipment.

Derivative and Hedging Activities Accounting Policy for Derivative Instruments

      Effective January 1, 2001, Caliper adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. In connection with the adoption of SFAS No. 133, Caliper recognizes derivative financial instruments in the financial statements at fair value regardless of the purpose or intent for holding the instrument. Changes in the fair value of derivative financial instruments are either recognized periodically in income or in stockholders equity as a component of comprehensive income (loss) depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it is designated as a fair value hedge or cash flow hedge. For derivative instruments that are designated and qualify as fair value hedge (i.e., hedging the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk), the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings during the period of the change in fair values. For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and is reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in current earnings during the period of change. Hedge effectiveness is assessed on a quarterly basis.

      As discussed in Note 16, Caliper entered into a settlement agreement with Aclara Biosciences. The terms of the agreement provide that if Caliper sold any of the 900,000 shares of Aclara’s common stock received in the settlement between 18 and 24 months from the effective date of the settlement agreement, and the then fair value of Aclara’s stock is less than $36.11 per share, Aclara would pay Caliper in cash a dollar amount equal to the difference between the aggregate fair value of the Aclara stock at the date the shares were disposed and $32.5 million. If the then fair value of the Aclara stock was greater than $36.11 per share, Caliper would have receive no additional consideration from Aclara. Caliper was restricted from selling its shares of Aclara for 18 months following the effective date of the settlement agreement. If Caliper sold its shares of Aclara stock at any time after 24 months from the effective date of the settlement agreement, Aclara would of had no obligation to provide any additional consideration to Caliper. As discussed in Note 16, Aclara had executed a fully funded $32.5 million standby letter of credit in favor of Caliper to secure its performance under this obligation. In effect, Aclara guaranteed the aggregate settlement amount of $32.5 million, so long as Caliper sold its Aclara stock within a specified period of time.

      Caliper accounted for this arrangement by initially recording $4.3 million in Aclara stock at fair market value, with a note receivable with a corresponding face value of $28.2 million including other receivable for the fully funded letter of credit which was reduced by the initial fair value ($2.7 million) of an embedded derivative. The embedded derivative had been designated as a fair value hedge of the Aclara stock.

      The mark-to-market change in the fair value of the Aclara stock was recorded in earnings in the other income or expense line on the statement of operations and was offset by the gains or losses in the fair value of the derivative reported in the same other income or expense line. The ineffective portion of the embedded derivative was also recorded in the other income or expense line on the statement of operations. As of December 31, 2001, the balances in Aclara stock and the note receivable were $4.6 million and $26.9 million respectively.

CALIPER TECHNOLOGIES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On October 15, 2002, Caliper received $32.5 million in cash from Aclara upon delivering 900,000 shares of Aclara common stock to Aclara in accordance with the terms of the comprehensive settlement agreement between the companies. As of December 31, 2002, Caliper has no derivative financial instruments.

Comprehensive Income (Loss)

      Caliper has adopted Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income”. The only component of comprehensive income (loss) is unrealized gains and losses on available-for-sale securities. Comprehensive income (loss) has been disclosed in the Statement of Stockholders’ Equity.

Stock-Based Compensation

      Caliper accounts for its stock options and equity awards in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and has elected to follow the “disclosure only” alternative prescribed by Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123). Caliper accounts for stock options issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force 96-18. For the year ended December 31, 2002, compensation expense related to stock options issued to non-employees was $452,000 as compared to $80,000 for the year ended December 31, 2001 and $254,000 for the year ended December 31, 2000.

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options using the graded vesting method. Caliper’s pro forma information is as follows:

	Years Ended December 31,

	2002	2001	2000

	(In thousands, except per share data)
Net income (loss):
As reported	$(40,964)	$3,823	$(13,317)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	378	2,540	4,545
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(25,221)	(16,324)	(8,674)

Pro forma net loss	$(65,807)	$(9,961)	$(17,446)

Net income (loss) per share:
As reported:
Basic	$(1.68)	$0.16	$(0.61)
Diluted	$(1.68)	$0.15	$(0.61)
Pro forma:
Basic	$(2.70)	$(0.42)	$(0.80)
Diluted	$(2.70)	$(0.39)	$(0.80)

      The effects of applying SFAS No. 123 for pro forma disclosures are not likely to be representative of the effects on reported net loss for future years.

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

CALIPER TECHNOLOGIES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Proforma net loss per share has been computed to give effect to the adoption of the SEC Staff Accounting Bulletin No. 101 — Revenue Recognition in Financial Statements — as a cumulative change in accounting principle effective January 1, 2000.

      A reconciliation of shares used in the calculations is as follows (in thousands except per share data):

	Years Ended December 31,

	2002	2001	2000

Income (loss):
Income (loss) before cumulative effect of change in accounting principle	$(40,964)	$3,823	$(11,023)
Cumulative effect of a change in accounting principle	—	—	(2,294)

Net income (loss)	$(40,964)	$3,823	$(13,317)

Weighted-average shares of common stock outstanding	24,405	24,009	21,939
Less: weighted-average shares subject to repurchase	(2)	(12)	(86)

Weighted-average shares used in basic computations of net income (loss) per share	24,403	23,997	21,853

Weighted-average shares used in basic computations of net income (loss) per share	24,403	23,997	21,853
Dilutive stock options — based on the treasury stock method	—	1,601	—
Dilutive warrants — based on the treasury stock method	—	36	—

Weighted-average shares used in dilutive computations of net income (loss) per share	24,403	25,634	21,853

Income (loss) per share:
Basic:
Income (loss) before cumulative effect of change in accounting principle	$(1.68)	$0.16	$(0.50)
Cumulative effect of a change in accounting principle	—	—	(0.11)

Net income (loss) per share	$(1.68)	$0.16	$(0.61)

Diluted:
Income (loss) before cumulative effect of change in accounting principle	$(1.68)	$0.15	$(0.50)
Cumulative effect of a change in accounting principle	—	—	(0.11)

Net income (loss) per share	$(1.68)	$0.15	$(0.61)

      The following outstanding options and warrants (prior to the application of the treasury stock method) were excluded from the computation of diluted net loss per share as they had an antidilutive effect (in thousands):

	Years Ended December 31,

	2002	2001	2000

Options and warrants	6,045	2,403	3,082

Significant Concentrations

      Financial instruments that potentially subject Caliper to concentrations of credit risk primarily consist of cash equivalents, marketable securities and trade receivables (see Note 3).

      In 2002, Agilent represented 39% of total revenues and Amphora, a related party, accounted for 24% of total revenues. In 2002, three of Caliper’s previous Technology Access Program customers combined

CALIPER TECHNOLOGIES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accounted for 12% of total revenues. . In 2001, Agilent represented 32% of total revenues and three of Caliper’s Technology Access Program customers accounted for 6%, 6% and 10% of total revenues. Also in 2001, Amphora, a related party, accounted for 13% of total revenues. In 2000, Agilent represented 45% of total revenues and three of Caliper’s Technology Access Program customers accounted for 18%, 14% and 13% of total revenues

      Agilent and Amphora represented 36% and 3%, respectively, of Caliper’s outstanding accounts receivable balance as of December 31, 2002 as compared to 13% and 48% as of December 31, 2001, respectively. Other customers who represented 10% or greater of Caliper’s outstanding accounts receivable balance were Ambion and Wako at 13% and 11%, respectively, as of December 31, 2002, and SUGEN and a petrochemical customer at 15% and 13%, respectively, as of December 31, 2001.

      Caliper relies on several companies as the single source of various materials in its manufacturing process. Any extended interruption in the supply of these materials could result in the failure to meet customer demand.

     Reclassifications

      Certain amounts in the 2001 and 2000 financial statements have been reclassified to conform with the 2002 financial statement presentation. These reclassifications had no effect on previously reported net income (loss), stockholders’ equity or net income (loss) per share.

     Recent Accounting Pronouncements

      In June 2002 the Financial Accounting Services Board (FASB), issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. The standard addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 states that a liability for a cost associated with an exit or disposal activity shall be recognized and measured initially at its fair value in the period in which the liability is incurred, except for a liability for one-time termination benefits that are incurred over a period of time. The standard will be effective for exit or disposal activities initiated after December 31, 2002. The provisions of Statement 146 are required to be applied prospectively after the adoption date to newly initiated exit activities, and may affect the timing of recognition of future restructuring costs, as well as amounts recognized.

      In November 2002, the Financial Accounting Standards Board (or FASB) issued Interpretation No. 45 (or FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the existing disclosure requirements for most guarantees, including residual value guarantees issued in conjunction with operating lease agreements. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligation it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. Caliper’s adoption of the recognition and measurement of FIN 45 are not expected to have a material impact on its results of operations and financial position. See the “Warranty Expense” note in the Notes to Consolidated Financial Statements of Part II, Item 8 of this Form 10-K regarding our warranty-related disclosures.

      In December 2002, the FASB issued SFAS No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation, Transition and Disclosure.” SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting

CALIPER TECHNOLOGIES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS 148 are effective for fiscal years ending after December 15, 2002. Caliper has included the required additional disclosures in Note 1 to its condensed consolidated financial statements and does not expect SFAS 148 to have an effect on its results of operations or financial.

      In January 2003, the FASB issued FASB Interpretation No. 46, or FIN 46, “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period. Caliper does not believe there will be a material effect upon its financial condition or results of operations from the adoption of the provisions of FIN 46.

      In January 2003, the Emerging Issues Task Force published EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables,” which requires companies to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. In applying EITF Issue 00-21, revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables in the arrangement meet certain criteria. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values. This issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Caliper is currently evaluating the impact the adoption of this issue will have on its results of operations and/or financial position.

3.     Cash, Cash Equivalents and Marketable Securities

      Caliper’s cash, cash equivalents and marketable securities are invested in a diversified portfolio of financial instruments, including money market instruments, corporate notes and bonds, government or government agency securities and other debt securities issued by financial institutions and other issuers with strong credit ratings. By policy, the amount of credit exposure to any one institution is limited. Investments are generally not collateralized and primarily mature within three years. The following is a summary of available-for-sale securities as of December 31, 2002:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Losses	Gains	Fair Value

	(In thousands)
Cash and money market funds	$16,184	$—	$—	$16,184
Bonds of the U.S. Government and its agencies	55,663	—	815	56,478
Commercial paper	80,959	(98)	800	81,661

	$152,806	$(98)	$1,615	$154,323

Reported as:
Cash and cash equivalents	$16,184	$—	$—	$16,184
Marketable securities	136,622	(98)	1,615	138,139

	$152,806	$(98)	$1,615	$154,323

CALIPER TECHNOLOGIES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following is a summary of the cost and estimated fair value of available-for-sale securities at December 31, 2002, by contractual maturity:

	Amortized	Estimated
	Cost	Fair Value

	(In thousands)
Mature in one year or less	$63,889	$64,253
Mature after one year through three years	88,917	90,070

Total	$152,806	$154,323

      The following is a summary of available-for-sale securities as of December 31, 2001:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Losses	Gains	Fair Value

	(In thousands)
Cash and money market funds	$10,655	$—	$—	$10,655
Bonds of the U.S. Government and its agencies	28,446	(37)	333	28,742
Commercial paper	125,058	(85)	1,806	126,779

	$164,159	$(122)	$2,139	$166,176

Reported as:
Cash and cash equivalents	$10,655	$—	$—	$10,655
Marketable securities	153,504	(122)	2,139	155,521

	$164,159	$(122)	$2,139	$166,176

      Gross realized gains and losses on sales of available for sale securities were immaterial.

4.     Notes Receivable

      As of December 31, 2002, Caliper held a note receivable of $215,000 from Daniel L. Kisner, Board Chairman of Caliper. This note, with an initial principal amount of $500,000, bears annual interest at 5.96% and is repayable upon the earlier of; (i) July 29, 2005, or (ii) the voluntary termination of the officer’s employment with Caliper. Prior to July 1, 2002, this note was subject to forgiveness by Caliper of principal and interest amounts based on performance reviews of the officer with $285,000 of the note principal having been forgiven between 1999 and 2001. Caliper believes this $215,000 note receivable approximates fair value as of December 31, 2002. In 2002, Michael R. Knapp, Caliper’s Chief Executive Officer, paid Caliper in full for the $200,000 promissory note held by Caliper associated with Dr. Knapp’s purchase of a residence in July 1997. This note had an initial principal amount of $200,000 with an annual interest at 5.96% and was not subject to forgiveness by Caliper of any principal or interest amounts.

CALIPER TECHNOLOGIES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.     Inventories

      Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Inventories consist of the following (in thousands):

	December 31,	December 31,
	2002	2001

Raw material	$3,614	$1,952
Work-in-process	1,590	657
Finished goods	760	802

Inventories	$5,964	$3,411

      Caliper permanently writes off 100% of the cost of inventory that Caliper specifically identifies and considers obsolete or excessive to fulfill future sales estimates. Caliper defines obsolete inventory as inventory that will no longer be used in the manufacturing process. Excess inventory is generally defined as inventory in excess of projected usage, and is determined using management’s best estimate of future demand at the time, based upon information then available to Caliper. Caliper uses a twelve-month demand forecast and, in addition to the demand forecast, Caliper also considers: (1) parts and subassemblies that can be used in alternative finished products; (2) parts and subassemblies that are unlikely to be engineered out of Caliper’s products; and (3) known design changes which would reduce Caliper’s ability to use the inventory as planned. In the year ended December 31, 2002, Caliper recorded a charge of $701,000 to cost of product revenues for excess and obsolete inventories. There were no charges to cost of revenues for excess and obsolete inventories in prior years.

6.     Property and Equipment

      Property and equipment consists of the following:

	December 31,

	2002	2001

	(In thousands)
Machinery, equipment, and furniture	$21,123	$17,101
Leasehold improvements	5,235	3,498

	26,358	20,599
Accumulated depreciation and amortization	(13,813)	(8,018)

Property and equipment, net	$12,545	$12,581

      As of December 31, 2002 and 2001, property and equipment includes assets acquired under capital leases of approximately $9.9 million and $9.0 million respectively. Accumulated depreciation related to leased assets was approximately $6.4 million and $4.7 million at December 31, 2002 and 2001.

7.     Commitments

     Leases

      As of December 31, 2002, Caliper had $9.9 million of property and equipment financed through capital lease obligations and approximately $965,000 unused and expired under an equipment sale-leaseback credit line. The obligations under the equipment sale-leaseback arrangements are secured by the equipment financed, bear interest at a weighted-average fixed rate of approximately 12.2%, and are due in monthly installments through June 2005. Under the terms of one equipment sale-leaseback agreement, ownership of

CALIPER TECHNOLOGIES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the financed equipment may be purchased by Caliper at fair value at the end of the financing term. Other equipment sale-leaseback agreements require a balloon payment at the end of each loan term.

      As of December 31, 2002, future minimum lease payments under operating and capital leases, reduced by minimum sublease income in the case of operating leases, and principal payments on equipment loans are as follows:

		Obligations Under
	Operating	Sale-Leaseback
	Leases	Arrangements

	(In thousands)
Years ending December 31:
2003	$5,367	$2,806
2004	5,520	1,750
2005	5,624	385
2006	5,768	—
Thereafter	10,240	—

Total minimum lease and principal payments	$32,519	4,941

Amount representing interest		543

Present value of future payments		4,398
Current portion of sale-leaseback arrangements		(2,412)

Noncurrent portion of sale-leaseback arrangements		$1,986

      Through June 30, 2002, Caliper drew down $822,000 of the $1.8 million remaining balance of the $3.0 million equipment sale-leaseback credit line which existed as of December 31, 2001 at a weighted-average interest rate of 11.9%. The drawdown period under this $3.0 million equipment sale-leaseback arrangement expired on June 30, 2002. As of December 31, 2002, Caliper drew down approximately $2.0 million in total under the sale-leaseback arrangement at a weighted average interest rate of 11.7% and had $965,000 expire as unused under this arrangement. Caliper did not renew or have any similar arrangements in place to finance equipment purchases as of December 31, 2002.

      Rent expense relating to operating leases was approximately $5.2 million in 2002, $3.9 million in 2001, and $2.5 million in 2000.

      In December 1998, Caliper entered into a 10-year facility operating lease agreement. Caliper also entered into a sublease agreement pursuant to which it received a monthly amount of $18,000 from December 1998 through November 1999 and a monthly amount of $24,000 in December 1999 and January 2000. In June 2000, Caliper entered into an 8-year facility operating lease agreement and also entered into a sublease agreement with a third party for a monthly amount of $42,000 from September 2000 through June 2001. In June 2001, Caliper entered into an 7-year facility operating lease agreement and also entered into a sublease agreement with Amphora, a related party, for a monthly amount of $18,500 from September 2001 through August 2004 subject also to a 3% per annum increase. In December 2002, in connection with the completion of Amphora’s second financing, Caliper agreed to an early termination of this Sublease Agreement as of March 31, 2003. The annual increase is 4% for the first operating lease agreement and is 3% for the second and third agreement. In connection with these three facility leases, Caliper has a $2.8 million standby letter-of-credit arrangement with a bank expiring in year 2008. Caliper has pledged a certificate of deposit of $2.8 million as collateral on outstanding letters of credit related to Caliper’s operating lease agreements and is classified as security deposits on the balance sheet.

CALIPER TECHNOLOGIES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventory Purchases

      As of December 31, 2002, Caliper had a non-cancelable purchase commitment in the amount of approximately $450,000 with its foreign supplier for the purchase of proprietary glass stock used in the manufacture of certain types of its chips.

Royalties

      During the fourth quarter of 2002, Caliper entered into an amendment and restatement of Caliper’s existing license agreements with UT-Battelle, LLC under which Caliper has obtained an exclusive license to the patents covering the inventions of Dr. J. Michael Ramsey. Although Caliper has minimum royalty obligations under this license agreement, its earned royalty payments exceeded the required minimum royalty for 2002. Royalty payments were $81,000 in 2002. Caliper also has an exclusive license from the Trustees of the University of Pennsylvania to certain patents relating to microfluidic applications and chip structures. The minimum royalty obligation under this license rises over time, but never exceeds $200,000 per year.

8.	Other Current and Non-current Liabilities

      Other current and non-current liabilities at December 31, 2002 and December 31, 2001 consist of the following;

	December 31,

	2002	2001

	(In thousands)
Accrued legal	$328	$151
Accrued accounting and consulting	147	121
Accrued warranty	265	85
Accrued royalties	183	—
Accrued other	187	—

Total other current accrued liabilities	$1,110	$357

Deferred rent	$1,552	$1,239
Deferred compensation obligation	334	261
Other	100	100

Total other noncurrent liabilities	$1,986	$1,600

9.	Restructuring Activities

      Due to the broader economic slowdown and reduced research and development spending by biopharmaceutical companies that Caliper believed was affecting Caliper’s sales to customers, Caliper began in July 2002 a detailed strategic review in which it evaluated each of its products and programs for commercial opportunity, time to market and resource requirements. In September 2002, to better align Caliper’s organizational structure with these depressed market conditions and customer demand, Caliper conducted a reduction in force that resulted in a downsizing of its employee work force by 28 employees, or approximately 10% concluding 2002 with 251 employees. Of the employees affected by the reduction in force, 75% were in research and development with the remaining divided equally between manufacturing and administrative functions. Prior to the date of the financial statements, management with the appropriate level of authority approved and committed Caliper to a plan of termination that included the benefits terminated employees would receive. In addition, prior to the date of the financial statements, the termination benefits were communicated to employees in detail sufficient to enable them to determine the nature and amounts of their

CALIPER TECHNOLOGIES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

individual severance benefits. As of December 31, 2002, all of the employee separations were completed. Caliper recorded a charge of $314,000 for severance and related benefits with all payments distributed prior to December 31, 2002. Caliper has had no other restructuring charges in prior periods.

10.	Redeemable Convertible Preferred Stock and Stockholders’ Equity

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

CALIPER TECHNOLOGIES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In May 1996, in connection with a capital lease agreement, Caliper granted a warrant that entitles the holder to purchase 32,767 shares of Series B preferred stock at an exercise price of $1.22 per share. In June 2000, the warrant was exercised under a net exercise provision and 31,862 shares of common stock were issued.

      In October 1996, in connection with certain agreements, Caliper issued two warrants that entitle the holders to purchase a total of 38,460 shares of common stock at an exercise price of $1.22 per share. One of these warrants is exercisable through October 11, 2006. In July 2000, the other warrant was exercised under a net exercise provision and 18,729 shares of common stock were issued.

      No amounts have been recorded by Caliper for the above warrant issuances, as the amounts were determined to be immaterial at the time of issuance.

      In August 1995, Caliper executed an agreement which called for the issue of two warrants, upon achievement of a certain patent milestone, to purchase a total of 38,460 shares of common stock at an exercise price of $1.22 per share. This patent milestone was met in December 1999, and the two warrants were issued in February 2000. These warrants will expire in January 2006. The fair value of the warrants was capitalized in 1999 and is being amortized over 5 years. One of these warrants is exercisable through January 17, 2006. In July 2000, one of these warrants was exercised under a net exercise provision and 18,729 shares of common stock were issued. There were no exercises in 2002 or in 2001.

Common Stock Subject to Repurchase

      Common stock issued to founders of Caliper vested generally over five years at 20% one year from the date of grant and on a monthly, pro rata basis thereafter. At December 31, 2002, no shares were subject to repurchase at the original issuance price in the event of termination of employment or services to Caliper. Caliper has not repurchased any shares in accordance with these rights.

Stock Option Plans

      In December 2001, Caliper’s board of directors adopted the 2001 Non-Statutory Stock Option Plan (“2001 Non-Statutory Plan”). A total of 500,000 shares of common stock has been reserved for issuance under this plan. Caliper issued 230,400 shares under the 2001 Non-Statutory Plan in the year 2001 at a weighted average price of $12.24. Caliper issued the remaining 269,600 shares under the 2001 Non-Statutory Plan in the year 2002 at a weighted average price of $7.82. Of the 269,600 shares issued in 2002, 50,713 shares expired and were canceled which became available for future issuance. Options under the 2001 Non-Statutory Plan cannot be issued to Caliper’s current officers and directors and was therefore not required to be voted on and approved by stockholders.

      In October 1999, Caliper’s board of directors and stockholders adopted the 1999 Equity Incentive Plan (“1999 Equity Plan”). The 1999 Equity Plan amended and restated the 1996 Stock Incentive Plan and increased the shares reserved for issuance to 4 million. In addition, the 1999 Equity Plan provides for an automatic increase in the shares reserved for issuance by the greater of 5% of outstanding shares on a fully-diluted basis or the number of shares that have been made subject to awards granted under the 1999 Equity Plan during the prior 12-month period. The automatic share reserve increase may not exceed 12,820,000 shares in aggregate over the 10-year period. In June 2002, 2001 and 2000, an additional 2,456,997 shares, 1,350,058 shares and 1,439,198 shares of common stock, respectively, became issuable under this plan.

      In October 1999, Caliper’s board of directors and stockholders adopted the 1999 Non-Employee Directors’ Stock Option Plan (“1999 Directors’ Plan”) which provides for the automatic grant of options to non-employee directors. A total of 200,000 shares of common stock has been reserved for issuance under this plan. The number of shares reserved for issuance will automatically increase by the greater of 0.3% of

CALIPER TECHNOLOGIES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

outstanding shares on a fully-diluted basis or the number of shares subject to options granted under the 1999 Directors’ Plan during the prior 12-month period. In June 2002, 2001 and 2000, an additional 36,000 shares, 77,017 shares and 69,496 shares of common stock, respectively, became issuable under this plan.

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

      A summary of activity under the plans is as follows:

		Options Outstanding		Weighted-
				Average
	Options	Number of		Exercise
	Available	Options	Exercise Price	Price

Balance at December 31, 1999	1,271,542	2,383,984	$0.06 - $ 14.00	$2.25
Authorized	1,508,694	—	—	—
Awards	(6,250)	—	—	—
Granted	(916,681)	916,681	$24.13 - $162.00	$59.67
Exercised	—	(230,703)	$0.06 - $ 14.00	$1.05
Canceled	23,513	(27,060)	$0.06 - $ 77.00	$3.26

Balance at December 31, 2000	1,880,818	3,042,902	$0.06 - $162.00	$19.63
Authorized	1,927,075	—	—	—
Awards	—	—	—	—
Granted	(2,625,293)	2,625,293	$9.25 - $ 47.00	$21.51
Exercised	—	(398,761)	$0.06 - $ 14.00	$2.08
Canceled	381,395	(381,395)	$0.47 - $106.00	$33.70

Balance at December 31, 2001	1,563,995	4,888,039	$0.06 - $162.00	$20.95
Authorized	2,492,997	—	—	—
Awards	—	—	—	—
Granted	(2,682,387)	2,682,387	$3.52 - $ 17.66	$9.46
Exercised	—	(157,866)	$0.06 - $ 3.12	$1.07
Canceled	3,030,253	(3,030,253)	$0.47 - $102.00	$26.60

Balance at December 31, 2002	4,404,858	4,382,307	$0.06 - $162.00	$10.15

      Caliper granted nonqualified options of 1,757,729, 1,402,344, and 391,841 for the years ended December 31, 2002, 2001, and 2000, respectively.

      The weighted-average fair value of options granted during 2002, 2001, and 2000 was $7.16, $15.72, and $47.60, respectively.

CALIPER TECHNOLOGIES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes information with respect to stock options outstanding at December 31, 2002:

	Options Exercisable
				Options Outstanding
		Weighted
		Average	Weighted		Weighted
	Number of	Remaining	Average	Number of	Average
Range of Exercise Price	Shares	Contractual Life	Exercise Price	Shares	Exercise Price

$ 0.06 - $ 0.06	12,741	1.4	$0.06	12,741	$0.06
$ 0.47 - $ 0.62	125,416	4.3	$0.57	123,143	$0.57
$ 0.97 - $ 0.97	775,478	6.1	$0.97	552,595	$0.97
$ 3.12 - $ 4.44	976,573	8.3	$3.68	296,342	$3.12
$ 4.71 - $ 6.75	719,000	9.5	$6.00	0
$ 7.55 - $ 11.03	457,274	8.9	$8.42	57,457	$9.99
$ 11.80 - $ 17.34	922,309	8.6	$14.23	244,545	$14.19
$ 19.80 - $ 26.10	10,800	8.5	$21.59	4,025	$21.67
$ 31.13 - $ 44.44	254,255	7.5	$33.27	151,878	$33.22
$ 50.00 - $ 58.50	46,530	7.5	$57.32	41,384	$57.70
$ 77.00 - $ 77.00	67,981	5.9	$77.00	52,065	$77.00
$130.00 - $162.00	13,950	7.1	$154.77	9,881	$154.77

$ 0.06 - $162.00	4,382,307	8.0	$10.15	1,546,056	$12.05

     Employee Stock Purchase Plan

      In October 1999, the board of directors and stockholders adopted the 1999 Employee Stock Purchase Plan (“1999 Purchase Plan”). A total of 300,000 shares of common stock has been reserved for issuance under the 1999 Purchase Plan. The number of shares reserved automatically increases by the greater of 0.5% of outstanding shares on a fully-diluted basis or the number of shares issued under the 1999 Purchase Plan during the prior 12-month period. The automatic share reserve increase may not exceed 3 million shares in aggregate over the 10-year period. The 1999 Purchase Plan permits eligible employees to acquire shares of Caliper’s common stock through payroll deductions of up to 10% of their gross earnings. No employee may participate in the 1999 Purchase Plan if immediately after the grant the employee has voting power over 5% or more of the outstanding capital stock. Under the 1999 Purchase Plan, the board may specify offerings of up to 27 months. Unless the board determines otherwise, common stock may be purchased at the lower of 85% of the fair market value of Caliper’s common stock on the first day of the offering or 85% of the fair market value of Caliper’s common stock on the purchase date. The initial offering period began on the effective date of the initial public offering. Caliper issued 337,424 shares under the 1999 Purchase Plan in the year 2002 at a weighted average price of $4.33. Caliper issued 69,201 and 112,881 shares under the 1999 Purchase Plan in the year 2000 and 2001 at a weighted average price of $14.27 and $12,51, respectively. In June 2002, 2001 and 2000, an additional 201,642, 128,361, and 115,827 shares, respectively, of common stock became issuable under the 1999 Purchase Plan. As of December 31, 2002, 226,324 shares remain available for future issuance.

     Stock Based Compensation

      Pro forma information regarding net loss and net loss per share is required by SFAS No. 123, and has been determined as if Caliper had accounted for its employee stock options under the fair-value method of

CALIPER TECHNOLOGIES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that Statement (see Note 1 of the Notes to Consolidated Financial Statements). The fair value of these options was estimated at the date of grant using the Black-Scholes method and the following assumptions:

	2002	2001	2000

Volatility (%)	112	112	120
Risk-free interest rate (%)	3.70	4.33	6.28
Expected life (years)	4.0	4.0	4.0
Expected dividend yield (%)	0	0	0

      Caliper has recorded deferred stock compensation of approximately $12.7 million for the year ended December 31, 1999, representing the difference between the exercise price of the options granted and the deemed fair value of the common stock. These amounts are being amortized by charges to operations over the vesting periods of the individual stock options using the graded vesting method. Such amortization expense amounted to approximately $378,000, $2.5 million, and $4.5 million for the years ended December 31, 2002, December 31, 2001 and December 31, 2000, respectively. The amortization expense recorded in 2002 was net of $1.0 million reversal of stock compensation expense recognized through the third quarter of 2002 resulting from forfeited options in connection with its 10% reduction in force and other employee terminations conducted in September 2002. Caliper expects to record amortization expense for deferred compensation of $542,500 and $94,500 during 2003 and 2004, respectively.

Reserved Stock

      As of December 31, 2002, Caliper had reserved shares of common stock for future issuance as follows:

1999 Equity Incentive Plan	7,904,652
1999 Directors’ Plan	382,513
2001 Non-Statutory Stock Option Plan	500,000
Warrants	38,460
1999 Employee Stock Purchase Plan	226,324

9,051,949

11.     Stock Option Exchange Offer

      On October 16, 2002, Caliper commenced a voluntary stock option exchange program for its employees. Under the program, employees were given the opportunity to submit for cancellation certain of their outstanding stock options in a one-for-one exchange for replacement options to be granted on a day that is at least six months and one day from the date of cancellation of the submitted options. The unexercised stock options that were tendered for exchange under the stock option exchange program were for 1,511,331 shares with 194 employees participating in the exchange program. The exercise price of the replacement options will be equal to the closing price of Caliper’s common stock as reported on the Nasdaq National Market on the grant date of the replacement options, which is expected to be on or about May 20, 2003. The offer of the option exchange commenced on October 16, 2002, and expired on November 19, 2002.

12.     Income Taxes

      Caliper has no provision for U.S. federal or state income taxes for any period as it has incurred operating losses.

CALIPER TECHNOLOGIES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A reconciliation of income taxes at the statutory federal income tax rate to net income taxes included in the accompanying statements of operations is as follow:

	Year Ended December 31,

	2002	2001	2000

	(In thousands)
U.S. federal taxes (benefit):
At statutory rate	$(14,197)	$1,300	$(4,528)
Federal alternative minimum taxes	—	—	—
State	—	—	—
Foreign	—	—	—
Permanent differences:
Amortization of Deferred Compensation	542	864	1,545
Other	169	106	13
Unutilized (utilized) net operating losses	13,486	(2,270)	2,970

Total	$—	$—	$—

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets for financial reporting purposes and the amounts used for income tax purposes. Significant components of Caliper’s deferred tax assets for federal and state income taxes are as follows:

	December 31,

	2002	2001	2000

	(In thousands)
Net operating loss carryforwards	$22,400	$9,500	$10,900
Research credit carryforwards	4,350	3,040	1,350
Capitalized research and development	3,420	1,477	1,658
Other, net	3,050	1,810	2,790

Net deferred tax assets	33,220	15,827	16,698
Valuation allowance	(33,220)	(15,827)	(16,698)

Total	$—	$—	$—

      As of December 31, 2002, Caliper had federal and California net operating loss carryforwards of approximately $64.8 million and $5.9 million. Caliper also had federal and state research and development tax credit carryforwards of approximately $2.8 million and $2.4 million, respectively. The federal net operating loss and credit carryforwards will expire at various dates beginning in the year 2009 through 2022, if not utilized. The state of California net operating losses will begin to expire in year 2004, if not utilized.

      Because of Caliper’s lack of earnings history and the uncertainty of realizing these net operating losses, the deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased (decreased) by 17.4 million, ($871,000) and $6.2 million during the years ended December 31, 2002, 2001 and 2000, respectively.

      Utilization of the federal and state net operating losses and credits may be subject to a substantial limitation due to the change in ownership provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

CALIPER TECHNOLOGIES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.     Contracts and Grants

Collaboration with Agilent

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

      The term of the Agilent agreement is eight years, beginning in May 1998. After three years, Agilent could have elected not to meet certain annual funding requirements, in which case either party could have terminated the agreement. Agilent elected to continue the annual funding requirements in May 2001. Either party could also terminate the agreement after five years.

      In May 2002, Caliper notified Agilent of its election to terminate the agreement between the companies, effective as of May 2003. If Caliper does not enter into a new agreement before that time, then under the existing agreement the parties’ relationship would change, including as follows: Caliper may cease to receive development funding for new products; Caliper will grant Agilent a non-exclusive royalty-bearing license to use the lab-on-a-chip technologies as then developed for Agilent to develop, make and sell products in the field that applied during the collaboration; Caliper may be required to transfer chip manufacturing know-how and receive royalties on Agilent’s sales of systems that employ Caliper’s technologies; and beginning in November 2003, Caliper will have the right to market and sell collaboration products, with reciprocal supply arrangements with Agilent.

      In its collaboration with Agilent, Caliper has primarily focused on developing core LabChip technology and product applications. Caliper has also manufactured the chips and supplied the chips and reagents to Agilent. Agilent has primarily focused on developing instruments and software, manufacturing instruments and marketing, selling and supporting complete systems. Agilent and Caliper have worked in a collaborative manner to identify new applications for development and distribution. Historically Agilent has also provided product development funding to Caliper. This funding could cease at any time after the termination of the formal agreement in May 2003.

      Under the collaboration, Agilent reimburses Caliper’s costs of manufacturing chips and reagents and pays us a share of the gross margin on all components of LabChip systems, including instruments. This general structure for existing products will survive termination of the agreement. The gross margin share varies depending on the type of collaboration product, and on whether Agilent or Caliper manufactures the collaboration product. After the collaboration agreement terminates in May 2003, Caliper’s gross margin share for existing products will remain the same until November 2004. In November 2004, Caliper’s gross margin share for such chips and reagents will decrease, and in May 2006 Caliper’s gross margin share for such chips and reagents will decrease again. Caliper’s gross margin share for existing instruments will also decrease in the

CALIPER TECHNOLOGIES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

same time periods, although at somewhat different rates. Upon termination of the agreement in May 2003, Agilent will have a non-exclusive license in the field of the collaboration to certain of Caliper’s LabChip technology to develop, manufacture and sell new products in that field. Agilent will be required to pay royalties to Caliper based on its net revenue from sales of such products at the established royalty rates set forth in the termination provisions of the collaboration agreement.

      Upon termination of the agreement, Caliper will be obligated to continue to supply existing chips and reagents to Agilent for a three-year period. Agilent will also have a non-exclusive license to manufacture chips for Agilent LabChip applications, in each case subject to gross margin sharing or royalty payments to Caliper as described above. During the six-month period following termination, Caliper will also be obligated to train Agilent personnel with respect to the manufacturing of chips, subject in certain circumstances to reimbursement by Agilent of Caliper’s incurred expenses. Agilent will be similarly obligated to train Caliper personnel regarding the manufacturing of instruments, and upon Caliper’s request, to transfer to Caliper all Agilent know-how incorporated into collaboration products. Caliper will retain its entire license rights to Agilent’s technology granted during the term of the collaboration.

      After a six-month period following termination of the agreement with Agilent, Caliper will be entitled to market, sell and support, either independently or with other third parties, all products developed during the collaboration. For a three-year period following termination, Caliper will be required to purchase its requirements for such products from Agilent, on the terms set forth in the termination provisions of the agreement.

     Technology Access Program

      In prior years and through the majority of 2001, Caliper maintained a Technology Access Program which provided customers with early access to new products, and offered technical training, support and customization services. Technology Access Program customers had non-exclusive access to all of the drug discovery products Caliper offered during the term of the agreement. These agreements generally provided for customers to pay an up-front license fee and annual subscription fees, and to reimburse Caliper for its costs of providing development and support services. Instruments and chips were generally sold separately on a product-by-product basis, although some agreements establish prices for initial instruments or estimates of per data point charges for sipper chips. In August 2001, Caliper began to amend these agreements with continuing Technology Access Program customers to transition them to a products and services based customer for commercially available drug discovery products. Caliper proposed to each customer, and they agreed, that the remaining technology access and subscription fees due Caliper under their agreement would be converted to credits toward the purchase of products and services. These credits had to be utilized in the eight to fifteen months after August 2001.

      Caliper had four Technology Access Program customers for its drug discovery systems: Eli Lilly and Company (“Eli Lilly”), Millennium Pharmaceuticals, Inc. (“Millennium”), Amgen, Inc. (“Amgen”) and Hoffmann-La Roche Inc. (“Roche”).

      Eli Lilly. Caliper signed a technology access agreement with Eli Lilly in August 1999. The term was three years. In August 2001, the agreement was amended to include terms for commercially available products and continuing assay development services through August 2002. There were no further technology access fees or subscription fees with products and services purchased by Eli Lilly after August 2001. Subsequently, Caliper recognizes revenues upon shipment and transfer of title to products sold to Eli Lilly or when the assay development service has been provided by Caliper.

      Millennium. Caliper signed a broad technology access and application development collaboration with Millennium in March 2000. The term is two years with an option to renew in the third year. In December 2001, the agreement was amended to include terms for commercially available products and continuing assay

CALIPER TECHNOLOGIES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

development services through March 2003. There were no further technology access fees or subscription fees with products and services purchased by Millennium after December 2001. Subsequently, Caliper recognizes revenues upon shipment and transfer of title to products sold to Millennium or when the assay development service has been provided by Caliper.

      Amgen. Caliper entered into a three year technology access agreement with Amgen in December 1998. In December 2001, the agreement was amended to include terms for commercially available products and continuing assay development services and extended through to December 2002. Under the amended agreement Caliper agreed to convert technology access fees still available towards the purchase of products and services that Amgen utilized in December 2001. There were no further technology access fees or subscription fees with products and services purchased by Amgen after December 2001. Subsequently, Caliper recognizes revenues upon shipment and transfer of title to products sold to Amgen or when the assay development service has been provided by Caliper.

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

      Revenue from the alliance and programs discussed above were approximately $16.0 million and $17.8 million in 2001 and 2000 respectively. Revenue earned from reimbursement of development and support activities approximated actual costs incurred.

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

14.     Related Party

      In September of 2001, Caliper completed the spin out of a new company, Amphora Discovery Corp., to create and commercialize a comprehensive database of chemical genomics information. Venture capitalists invested $25 million in Amphora, and entered into agreements to invest up to an additional $10 million if requested by Amphora, causing Amphora to be a separate, independent company from Caliper with its own management team and board of directors. Caliper’s ownership interest in Amphora was approximately 28%.

CALIPER TECHNOLOGIES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Caliper has had two representatives on Amphora’s six-member board of directors. Michael R. Knapp, Caliper’s Chief Executive Officer, and James L. Knighton, Caliper’s President and Chief Financial Officer, had served on Amphora’s board of directors since September 2001. Mr. Knighton resigned from Amphora’s board of directors in February 2002 and was replaced by Daniel L. Kisner, Caliper’s Board Chairman. Mr. Knighton also served as Amphora’s acting Chief Financial Officer from September 2001 until January 2002. In connection with the formation of Amphora, Dr. Knapp and Mr. Knighton received 900,000 and 450,000 shares of restricted common stock, respectively, at a share value of $0.10 per share. Dr. Knapp and Mr. Knighton paid $0.01 per share of the purchase price in cash, with the remainder of the purchase price paid by the cancellation of all amounts owed by Amphora to Dr. Knapp and Mr. Knighton for services provided by them to Amphora prior to the issuance of such common shares to them. Initially, 100% of such shares were subject to a repurchase option in favor of Amphora. 50% of such shares were released from this repurchase option when Amphora completed its initial third party financing in September 2001. The remaining 50% of such shares will be ratably released from Amphora’s repurchase option over an eight-year period on a monthly basis with respect to each of Dr. Knapp or Mr. Knighton for so long as they serve on Amphora’s board or remain available to provide advisory services to Amphora pursuant to existing consulting contracts. Additionally, Dr. Knapp participated as a private investor in Amphora’s initial September 2001 financing, wherein he purchased 50,000 shares of Amphora’s preferred stock. Dr. Kisner did not receive any shares of restricted Amphora common stock or options to buy Amphora common stock in connection with his appointment to Amphora’s board.

      In December 2002, Amphora completed a second private placement of securities with third party investors. After the completion of this financing, Caliper’s ownership in Amphora was reduced to approximately 13% from 28% on a fully diluted basis. Over time Caliper expects that its ownership in Amphora will be further diluted, as Caliper has no plans to make any future equity investments in Amphora. On March 17, 2003, one of Caliper’s two representatives, Dr. Knapp, resigned from Amphora’s board of directors. Due to the reduction in its percentage ownership of Amphora, Caliper now has the right to appoint only one member to Amphora’s board. Dr. Kisner continues to be a member of Amphora’s board of directors.

      In September 2001, Caliper and Amphora entered into a LabChip Solutions Agreement and an Intellectual Property Agreement. The LabChip Solutions Agreement provided for the ongoing supply of Caliper automated drug discovery systems and chips to Amphora, and for the provision of related services by Caliper to Amphora. Under this agreement, Amphora agreed to purchase a minimum of eleven Caliper 250 Drug Discovery instruments by December 31, 2001 and at least eleven additional Caliper 250 Drug Discovery instruments by December 31, 2002. Amphora also agreed to purchase datapoints at a fixed amount of $2 million in the first year and a minimum of $4 million to a maximum based on volume of $6 million in the second year of the agreement. The LabChip Solutions Agreement also contains certain intellectual property licensing provisions pertaining to the parties’ independent and collaborative efforts to develop new drug discovery systems based on Caliper’s microfluidic technologies. Under the Intellectual Property Agreement, Caliper has granted Amphora certain exclusive rights to use Caliper’s drug discovery products in a chemical genomics database business.

      In connection with the completion of Amphora’s December 2002 financing, Caliper and Amphora agreed to a renegotiation of Amphora’s obligations under the LabChip Solutions Agreement. Under the renegotiated

CALIPER TECHNOLOGIES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

agreement, the Companies agreed to restructure the $4 million minimum datapoint payment for 2002 as follows: Amphora agreed to purchase a minimum of $1.8 million of datapoints during the second year of the agreement beginning in December 2002 and over time to make up to $2.2 million of deferred payments to Caliper. These deferred payments are contingent upon Amphora’s future revenue generation, datapoint production and other conditions and can be satisfied by Amphora under three methods: i) quarterly payments to Caliper based on Amphora’s revenues; ii) commissions earned by Amphora as they provide certain marketing assistance to Caliper for Caliper’s instruments; and iii) additional datapoint payments if Amphora exceeds the certain minimum datapoint levels. We also agreed to defer to December 31, 2003 Amphora’s obligation to purchase the one remaining Caliper 250 instrument of the 11 originally scheduled to be purchased by Amphora before December 31, 2002. In consideration for our agreement to this restructuring, Amphora issued to Caliper 2.5 million shares of Amphora preferred stock. We ascribed a nominal value of $25,000 to these shares as Amphora is a privately held research and development company.

      In 2002, Caliper sold a total of $6.2 million in Caliper 250 Drug Discovery system products, chips, datapoints and assay development services to Amphora recording the sale of products and services as related party revenue in Caliper’s financial statements. In 2001 by comparison, subsequent to Amphora’s third-party financing, Caliper sold a total of $3.9 million in Caliper 250 Drug Discovery system products, chips, datapoints and assay development services. Of the $6.2 million in total 2002 sales, $3.3 million related to drug discovery system products and, under the equity method of accounting, Caliper deferred 28% of the gross profit of these sales, or $333,000, that reflects its retained ownership interest in the products sold to Amphora in 2002. The remaining $2.9 million of revenue recognized in 2002 consisted of $1.7 million in datapoints, $900,000 in assay development services and deferred gross profit revenue from Caliper 250 Drug Discovery system product sales in 2002 and 2001. In 2002, Caliper recognized a total of $177,000 of this deferred gross profit as revenue of which $121,000 related to drug discovery system products sold in 2001 and $56,000 related to products sold in 2002. Caliper expects to recognize the remaining $499,000 as revenue ratably over the next 36 months as Amphora records depreciation on its Caliper 250 Drug Discovery systems. As all drug discovery system sales to Amphora occurred prior to Amphora’s December 2002 third part financing, all future drug discovery system sales will be deferred at Caliper’s then retained ownership interest level which is approximately 13% currently. The completion of Amphora’s second financing in December 2002 did not have any impact on Caliper’s method of accounting for Amphora.

      In December 2002, Amphora assumed full service responsibility for all of the 21 Caliper 250 Drug Discovery instruments purchased from Caliper including instruments still within their 12-month warranty period. In return, Caliper provided a $55,000 warranty rebate on the 10 Caliper 250 Drug Discovery instruments purchased earlier in 2002 and will provide a discount on future sales of instruments purchased without a warranty. Caliper has no remaining warranty or service responsibility on instruments purchased now or in the future by Amphora.

      In September 2001, Amphora entered into a three-year Sublease Agreement with Caliper for the rent of approximately 5,700 square feet in one of Caliper’s Mountain View, CA leased buildings for Amphora’s research and development use. Amphora is obligated for monthly rent based on local market rates with a 3% per annum escalation and Caliper, as landlord, is obligated to provide certain facilities maintenance services. In December 2002, in connection with the completion of Amphora’s second financing, Caliper agreed to an early termination of this Sublease Agreement as of March 31, 2003. Caliper recorded both the subtenant rental income and maintenance service costs as part of its overall facilities costs.

      In September 2001, Amphora entered into an Administrative Services Agreement with Caliper for certain financial accounting, purchasing and human resource services to be provided by Caliper’s personnel. Caliper charged for these services monthly at an hourly rate based on a cost plus mark-up basis recording the corresponding payments from Amphora as part of its overall employee costs. Amphora terminated this agreement at its option in June 2002 when it achieved adequate staffing to fulfill these functions.

CALIPER TECHNOLOGIES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.     401(k) Plan

      Caliper has a 401(k) plan qualified under section 401(k) of the Internal Revenue code that is available to all eligible employees as defined in the plan. Caliper does not match employee contributions.

16.     Litigation

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

      On March 22, 2001, in connection with the settlement agreement mentioned above, Caliper received 900,000 shares of Aclara’s common stock with a then current fair value of $4.3 million. The common stock was restricted from sale for a period of 18 months from the date of the settlement agreement. As a component of the settlement agreement, Aclara guaranteed the value of the Aclara common stock to be $32.5 million at the time of Caliper’s sale of the stock, provided that such sale occurs in the period from 18 months to 24 months from the effective date of the settlement agreement. Aclara entered into a fully-funded $32.5 million standby letter of credit in favor of Caliper to secure its performance under this potential obligation. Accordingly, Caliper recognized the entire $32.5 million settlement in the quarter ended March 31, 2001. Caliper recognized $5.0 million of license fee revenue and $27.5 million of litigation settlement in the income statement pursuant to the terms contained in the settlement agreement. Caliper will also receive royalties on certain Aclara product sales commencing in 2002 through 2008 with a minimum annual royalty payment of $2.5 million by December 31st in each of years 2002 and 2003. Caliper does not have any further obligations under the agreement. On December 30, 2002, Caliper received $2.5 million in cash from Aclara for the minimum annual royalty payment for 2002.

      Caliper had accounted for this arrangement by initially recording $4.3 million in Aclara stock at fair market value, with a note receivable with a corresponding face value of $28.2 million including other receivable for the fully funded letter of credit which was reduced by the initial fair value ($2.7 million) of an embedded derivative. The latter two elements in combination represent the guarantee. The receivable will be accreted to its face value of $28.2 million over the life of the receivable using the level-yield method. The embedded derivative was accounted for as discussed in Note 2. On October 15, 2002, Caliper received

CALIPER TECHNOLOGIES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$32.5 million in cash from Aclara upon delivering 900,000 shares of Aclara common stock to Aclara in accordance with the terms of the comprehensive settlement agreement between the companies.

      Commencing on June 7, 2001, Caliper and three of its officers and directors (David V. Milligan, Daniel L. Kisner and James L. Knighton) were named as defendants in three securities class action lawsuits filed in the United States District Court for the Southern District of New York. The cases have been consolidated under the caption In re Caliper Technologies Corp. Initial Public Offering Securities Litigation, 01 Civ. 5072 (SAS) (GBD). Similar complaints were filed in the same Court against hundreds of other public companies that conducted IPOs of their common stock since the late 1990s (the “IPO Lawsuits”). On August 8, 2001, the IPO Lawsuits were consolidated for pretrial purposes before United States Judge Shira Scheindlin of the Southern District of New York. Together, those cases are denominated In re Initial Public Offering Securities Litigation, 21 MC 92(SAS). On April 19, 2002, a Consolidated Amended Complaint was filed alleging claims against Caliper and the individual defendants under Sections 11 and 15 of the Securities Act of 1933, and under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as well as Rule 10b-5 promulgated thereunder. The Consolidated Amended Complaint also names certain underwriters of Caliper’s December 1999 initial public offering of common stock. The Complaint alleges that these underwriters charged excessive, undisclosed commissions to investors and entered into improper agreements with investors relating to aftermarket transactions. The Complaint seeks an unspecified amount of money damages. Caliper and the other issuers named as defendants in the IPO Lawsuits moved on July 15, 2002 to dismiss all claims on multiple grounds. By Stipulation and Order dated October 9, 2002, the claims against Messrs. Milligan, Kisner and Knighton were dismissed without prejudice. On February 19, 2003, the Court granted Caliper’s motion to dismiss all claims against it. Plaintiffs were not given the right to replead the claims against Caliper; the time to appeal the dismissal has not yet expired.

      On April 16, 2002, Caliper filed a lawsuit against Molecular Devices Corporation in the United States District Court for the Northern District of California. In that case, Caliper Technologies Corp. v. Molecular Devices Corporation, No. C-02-1837 (N.D. Cal.), Caliper asserts that Molecular Devices Corp.’s IMAP and Reagent Assay Kits infringe one or more claims of United States Patent No. 6,287,774, which Caliper owns. Caliper’s complaint seeks both injunctive relief precluding further infringement of the patent and damages. The answer to the Complaint was filed on May 8, 2002 and asserts a counterclaim seeking a declaratory judgment that the patent is not infringed and is invalid. Caliper believes the counterclaim to be without merit. In late 2002, Caliper successfully moved the court to add a newly-issued patent, U.S. Patent No. 6,472,141 to the lawsuit, alleging that the same accused devices infringe one or more of the claims of that patent. The answer to Caliper’s First Amended Complaint was filed on December 17, 2002, and asserts a counterclaim seeking a declaratory judgment that both Caliper patents are invalid and not infringed. Caliper believes the Amended Counterclaim to be without merit. On January 28, 2003, Caliper filed a motion for preliminary injunction, which is scheduled to be heard by the court in May 2003. In that motion, Caliper has asked the court to preliminarily enjoin Molecular Devices from making, using, selling, and offering to sell its infringing IMAP kits for kinase assays. Discovery is underway, and no trial date has been set by the Court.

CALIPER TECHNOLOGIES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.     Geographic Data

      The table below presents Caliper’s activities by geographical location. Caliper attributes revenues to geographic locations based upon customer service and business development activities.

	2002	2001	2000

	(In thousands)
Revenues:
United States	$23,838	$28,824	$18,564
Europe	307	581	—
Asia	1,688	183	—

	$25,833	$29,588	$18,564

Property and equipment, net:
United States	$12,522	$12,581	$9,101
Europe	23	—	—

	$12,545	$12,581	$9,101

18.	Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	(In thousands, except per share data)
Year ended December 31, 2002
Total revenue	$7,041	$7,236	$6,623	$4,933
Total costs and expenses	18,692	19,992	17,380	16,406

Operating loss	(11,651)	(12,756)	(10,757)	(11,473)
Net income (loss)	(9,686)	(11,368)	(9,375)	(10,535)
Basic and diluted loss per share	$(0.40)	$(0.47)	$(0.38)	$(0.43)

Year ended December 31, 2001
Total revenue	$9,793	$5,287	$6,641	$7,867
Total costs and expenses	13,789	14,353	17,174	17,919

Operating loss	(3,996)	(9,066)	(10,533)	(10,052)
Net income (loss)(1)	26,404	(6,195)	(8,368)	(8,018)
Basic income (loss) per share	$1.11	$(0.27)	$(0.35)	$(0.33)
Diluted income (loss) per share	$1.03	$(0.27)	$(0.35)	$(0.33)

(1)	Includes litigation settlement of $27.5 million from Aclara recorded in March 2001.

Caliper Technologies Corp.

Schedule II—VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged to			Balance at
	Beginning	Costs and			End of
	Period	Expenses	Deductions		Period

	(In thousands)
Year ended December 31, 2002:
Allowance for doubtful accounts	$—	$119	$—		$119
Valuation allowance for deferred tax assets	15,827	17,393 (2)	—		33,220

	$15,827	$17,512	$—		$33,339

Year ended December 31, 2001:
Allowance for doubtful accounts	$—	$—	$—		$—
Valuation allowance for deferred tax assets	16,698	—	871	(1)	15,827

	$16,698	$—	$871		$15,827

Year ended December 31, 2000:
Allowance for doubtful accounts	$—	$—	$—		$—
Valuation allowance for deferred tax assets	10,500	6,198 (2)	—		16,698

	$10,500	$6,198	$—		$16,698

(1)	Charged against current tax expense

(2)	Charged to deferred tax benefit

EXHIBIT INDEX

Exhibit
Number		Description of Document

3	.1(1)	Amended and Restated Certificate of Incorporation of Caliper.
3	.2(12)	Certificate of Designation Of Series A Junior Participating Preferred Stock.
3	.3(2)	Bylaws of Caliper.
3.4		Amendment No. 1 to Bylaws of Caliper.
4.1		Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.
4	.2(3)	Specimen Stock Certificate.
4	.3(12)	Rights Agreement, dated as of December 18, 2001, between Caliper and Wells Fargo Bank Minnesota, N.A., as Rights Agent.
10	.1(3)	Lease Agreement, dated December 1, 1998, between Caliper and 605 East Fairchild Associates, L.P.
10	.2(3)(4)	1996 Equity Incentive Plan.
10	.3(3)(4)(17)	1999 Equity Incentive Plan.
10	.4(3)(4)(17)	1999 Employee Stock Purchase Plan.
10	.5(3)(4)	1999 Non-Employee Directors’ Stock Option Plan.
10	.6(3)(4)(17)	Employment Agreement, dated January 18, 1999, between Caliper and Daniel L. Kisner, M.D.
10	.7(3)(4)(17)	Promissory Note, dated July 29, 1999, between Caliper and Daniel L. Kisner, M.D.
10	.8(3)	Amended and Restated Investor Rights Agreement, dated May 7, 1998, among Caliper and certain stockholders of Caliper.
10	.9(3)(4)	Form of Indemnification Agreement entered into between Caliper and its directors and executive officers.
10	.10(3)(5)	Collaboration Agreement, dated May 2, 1998, between Caliper and Hewlett-Packard Company (now Agilent).
10	.12(3)(5)	Technology Access Agreement, dated December 21, 1998, between Caliper and Amgen, Inc.
10	.13(3)(5)	Technology Access Agreement, dated August 12, 1999, between Caliper and Eli Lilly and Company.
10	.15(3)(5)	Sole Commercial Patent License Agreement, effective September 1, 1995, between Lockheed Martin Energy Research Corporation and Caliper, as amended (domestic).
10	.16(3)(5)	Sole Commercial Patent License Agreement, effective September 1, 1995, between Lockheed Martin Energy Research Corporation and Caliper, as amended (international).
10	.17(3)(4)	Consulting Agreement, dated April 30, 1997, between Caliper and Dr. David V. Milligan.
10	.18(3)(4)(17)	Employment Agreement, dated September 23, 1999, between Caliper and James L. Knighton.
10	.19(3)(4)	Consulting Agreement, dated May 1, 1997, between Caliper and Regis McKenna.
10	.20(3)(4)(17)	Promissory Note, dated March 25, 1997, between Caliper and Michael R. Knapp, Ph.D.
10	.21(3)(4)(17)	Option Agreement, dated August 9, 1995, between Caliper and Michael R. Knapp, Ph.D.
10	.22(3)(4)(17)	Amendment to Option Agreement, dated August 25, 1995, between Caliper, Michael R. Knapp, Ph.D., J. Michael Ramsey, Ph.D. and Avalon Medical Partners.
10	.23(3)(4)	The Corporate Plan for Retirement Select Plan Adoption Agreement and related Basic Plan Document.
10	.24(6)(17)	Warrant for the purchase of shares of Common Stock issued to Michael R. Knapp, dated October 11, 1996.

Exhibit
Number		Description of Document

10	.25(6)(17)	Warrant for the purchase of shares of Common Stock issued to Michael R. Knapp, dated February 2, 2000.
10	.26(5)(7)	Technology Access and Applications Development Agreement, dated March 24, 2000, between Caliper and Millennium Pharmaceuticals, Inc.
10	.27(8)	Lease Agreement, dated June 23, 2000 and effective July 5, 2000, between Caliper and Martin CBP Associates, L.P.
10	.28(8)(17)	Promissory Note, dated July 17, 2000, between Caliper and Daniel L. Kisner, M.D.
10	.29(4)(9)(17)	Change of Control Sr. Mgmt Severance/ Equity Acceleration Plan.
10	.30(5)(10)	Cross-License Agreement, dated March 12, 2001 by and among Aclara Biosciences, Inc. and Caliper.
10	.31(10)	Common Stock Issuance Agreement, dated March 22, 2001.
10	.32(5)(10)	Settlement Agreement and Mutual General Release, dated March 12, 2001 by and among Aclara Biosciences, Inc. and Caliper.
10	.33(5)(11)	LabChip Solutions Agreement, dated as of September 21, 2001, by and between Amphora Discovery Corp. and Caliper.
10	.34(4)(11)	Consulting Agreement, entered into as of the 8th day of October 2001 by and between Amphora Discovery Corp., and Michael R. Knapp.
10	.35(4)(11)	Restricted Stock Purchase Agreement, entered into as of October 8, 2001, by and between Amphora Discovery Corp. and Michael R. Knapp.
10	.36(4)(11)	Consulting Agreement, entered into as of the 14th day of October 2001 by and between Amphora Discovery Corp., and James L. Knighton.
10	.37(4)(11)	Restricted Stock Purchase Agreement, entered into as of October 14, 2001, by and between Amphora Discovery Corp. and James L. Knighton.
10	.38(5)(11)	Technology Access Agreement Amendment, dated August 20, 2001, by and between Caliper and Eli Lilly and Company, amending Technology Access Agreement dated August 12, 1999.
10	.39(13)(17)	2001 Non-Statutory Stock Option Plan.
10	.40(14)(17)	Separation Agreement, dated August 9, 2001, between Caliper and Calvin Y.H. Chow.
10	.41(5)(14)	Technology Access Agreement Amendment, dated December 14, 2001, by and between Caliper and Amgen, Inc., amending Technology Access Agreement dated December 21, 1998.
10	.42(14)	Amendment No. 2 to Technology Access Agreement, dated December 18, 2001, by and between Caliper and Amgen, Inc., amending Technology Access Agreement dated December 21, 1998.
10	.43(5)(14)	Technology Access and Applications Development Agreement Amendment, dated December 19, 2001, by and between Caliper and Millennium Pharmaceuticals, Inc., amending Technology Access and Applications Development Agreement dated March 24, 2000.
10	.44(14)	Amendment No. 2 to Technology Access and Applications Development Agreement, dated February 28, 2002, by and between Caliper and Millennium Pharmaceuticals, Inc., amending Technology Access and Applications Development Agreement dated March 24, 2000.
10	.45(15)(17)	Offer Letter and addendum, dated April 24, 2002, between Caliper and Bruce E. MacMillan.
10	.46(15)(17)	Key Employee Agreement, dated July 1, 2002, between Caliper and Michael R. Knapp
10	.47(15)(17)	Key Employee Agreement, dated July 1, 2002, between Caliper and James L. Knighton
10	.48(16)(17)	Key Employee Agreement, dated July 1, 2002, between Caliper and Dr. Daniel Kisner
10	.49(16)(17)	Separation Agreement, dated July 29, 2002, between Caliper and J. Wallace Parce
10	.50(17)	Offer Letter, dated November 13, 2001, between Caliper and Susan A. Evans.
10	.51(17)	Separation Agreement, dated November 1, 2002, between Caliper and Susan A. Evans
10	.52(18)	Sole Commercial Patent License Agreement, effective September 1, 1995, between UT-Battelle, LLC, the successor to Lockheed Martin Energy Research Corporation, and Caliper, as amended on November 1, 2002.

Exhibit
Number		Description of Document

10	.53(18)	Modification of LabChip Solutions Agreement, dated as of December 12, 2002, by and between Amphora Discovery Corp. and Caliper.
23.1		Consent of Ernst & Young LLP, independent auditors.
24.1		Power of Attorney (reference is made to the signature page of this report).
99.1		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as Exhibit 3.3 to our Registration Statement on Form S-1, as amended, File No. 333-88827, filed on October 12, 1999 and incorporated by reference herein.

(2)	Previously filed as Exhibit 3.4 to our Registration Statement on Form S-1, as amended, File No. 333-88827, filed on October 12, 1999 and incorporated by reference herein.

(3)	Previously filed as the like-numbered Exhibit to our Registration Statement on Form S-1, as amended, File No. 333-88827, filed on October 12, 1999 and incorporated by reference herein.

(4)	Management contract or compensatory plan or arrangement.

(5)	Confidential treatment has been granted for a portion of this exhibit.

(6)	Filed as the like-numbered exhibit to Annual Report of Form 10-K for the year ended December 31, 1999 and incorporated by reference herein.

(7)	Previously filed as Exhibit 10.26 to Form 10-Q for the quarterly period ended March 31, 2000 and incorporated by reference herein.

(8)	Previously filed as the like-numbered Exhibit to our Registration Statement on Form S-1, as amended, File No. 333-45942, filed on September 15, 2000, and incorporated by reference herein.

(9)	Previously filed as the liked-numbered an Exhibit to Form 10-K/ A for the year ended December 31, 2000 and incorporated by reference herein.

(10)	Previously filed as the like-numbered Exhibit to Form 10-Q for the quarterly period ended March 31, 2001 and incorporated by reference herein.

(11)	Previously filed as the like-numbered Exhibit to Form 10-Q for the quarterly period ended September 30, 2001 and incorporated by reference herein.

(12)	Previously filed as Exhibit 99.1 to Current Report on Form 8-K filed December 19, 2001 and incorporated by reference herein.

(13)	Previously filed as Exhibit 99.1 to our Registration Statement on Form S-8, File No. 333-76636, filed January 11, 2002 and incorporated by reference herein.

(14)	Previously filed as the like-numbered Exhibit to Form 10-K for the year ended December 31, 2001 and incorporated by reference herein.

(15)	Previously filed as the like-numbered Exhibit to Form 10-Q for the quarterly period ended June 30, 2002 and incorporated by reference herein.

(16)	Previously filed as the like-numbered Exhibit to Form 10-Q for the quarterly period ended September 30, 2002 and incorporated by reference herein.

(17)	Designates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 15(c) of this report.

(18)	Confidential treatment has been requested for a portion of this exhibit.