Form 10-Q
period 2003-03-31
CALIPER TECHNOLOGIES CORP
filed 2003-05-15
CIK 1014672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2003

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12 b-2 of the Exchange Act). Yes [X]   No [   ]

COMMON SHARES OUTSTANDING ON MAY 10, 2003: 24,734,916

CALIPER TECHNOLOGIES CORP.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CALIPER TECHNOLOGIES CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31,	December 31,
	2003	2002

	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$6,872	$16,184
Marketable securities	137,126	138,139
Accounts receivable, net of allowance for doubtful accounts of $3 at March 31, 2003 and $119 at December 31, 2002	2,328	1,754
Accounts receivable — related party, net of allowance of $91 at March 31, 2003 and $0 at December 31, 2002	263	115
Inventories	4,734	5,964
Prepaid expenses and other current assets	2,384	1,508

Total current assets	153,707	163,664
Security deposits	2,718	3,000
Property and equipment, net	11,035	12,545
Notes receivable from officers	178	215
Other assets, net	549	454

Total assets	$168,187	$179,878

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$860	$1,227
Accrued compensation	2,118	2,458
Other accrued liabilities	1,095	1,110
Deferred revenue	473	874
Current portion of sale-leaseback arrangements	2,310	2,412

Total current liabilities	6,856	8,081
Noncurrent portion of sale-leaseback arrangements	1,408	1,986
Deferred revenue	211	267
Other noncurrent liabilities	1,936	1,986
Commitments and contingencies
Stockholders’ equity:
Common stock	25	25
Additional paid-in capital	252,242	252,219
Deferred stock compensation	(449)	(637)
Accumulated deficit	(95,534)	(85,566)
Accumulated other comprehensive income	1,492	1,517

Total stockholders’ equity	157,776	167,558

Total liabilities and stockholders’ equity	$168,187	$179,878

See accompanying notes.

CALIPER TECHNOLOGIES CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,

	2003	2002

Revenues:
Product revenue	$2,910	$3,196
Product revenue — related party	578	1,356

Subtotal product revenue	3,488	4,552

License fees and contract revenue	2,116	2,125
Contract revenue — related party	8	364

Subtotal license fees and contract revenue	2,124	2,489

Total revenue	5,612	7,041
Costs and expenses:
Cost of product revenue	2,220	2,093
Cost of product revenue — related party	78	444
Research and development	9,411	11,052
Selling, general and administrative	4,569	4,657
Amortization of deferred stock compensation, net (1)	188	446

Total costs and expenses	16,466	18,692

Operating loss	(10,854)	(11,651)
Interest income, net	921	2,431
Other expense/loss, net	(35)	(466)

Net loss	$(9,968)	$(9,686)

Net loss per share, basic and diluted	$(0.40)	$(0.40)

Shares used in computing net loss per share, basic and diluted	24,713	24,237

(1) Amortization of deferred stock compensation, net, relates to the following:
Research and development	$48	$156
Selling, general and administrative	140	290

Total	$188	$446

See accompanying notes.

CALIPER TECHNOLOGIES CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended
	March 31,

	2003	2002

Operating activities
Net loss	$(9,968)	$(9,686)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,630	1,249
Amortization of deferred stock compensation, net	188	446
Stock options issued to non-employees	(2)	(7)
Changes in operating assets and liabilities:
Accounts receivable and other receivable	(722)	(697)
Inventories	1,230	(1,705)
Prepaid expenses and other current assets	(876)	(325)
Security deposits and other assets	187	28
Notes receivable from officers	37	100
Accounts payable and other accrued liabilities	(381)	1,200
Accrued compensation	(340)	(541)
Deferred revenue	(457)	(641)
Other noncurrent liabilities	(50)	151

Net cash used in operating activities	(9,524)	(10,428)

Investing activities
Purchases of marketable securities	(18,759)	(43,823)
Proceeds from sale of marketable securities	12,543	33,149
Proceeds from maturities of marketable securities	7,203	36,256
Purchase of property and equipment	(120)	(2,905)

Net cash provided by investing activities	867	22,677

Financing activities
Proceeds under sale-leaseback arrangements	—	335
Payments of obligations under sale-leaseback arrangements	(680)	(506)
Proceeds from issuance of common stock	25	293

Net cash (used in) provided by financing activities	(655)	122

Net increase (decrease) in cash and cash equivalents	(9,312)	12,371
Cash and cash equivalents at beginning of period	16,184	10,655

Cash and cash equivalents at end of period	$6,872	$23,026

Supplemental disclosure of cash flow information
Interest paid	$126	$171

See accompanying notes.

CALIPER TECHNOLOGIES CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003
(Unaudited)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The condensed consolidated balance sheet at December 31, 2002 has been derived from audited financial statements as of that date. For further information, refer to the financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2002 filed by Caliper Technologies Corp.

PRINCIPLES OF CONSOLIDATION

     Caliper’s condensed consolidated financial statements as of March 31, 2003 include the accounts of Caliper’s wholly-owned subsidiary, Caliper Europe GmbH formed on January 22, 2002. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of estimates and reclassifications

     The preparation of financial statements requires management to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, management evaluates its estimates, including those related to investments; inventories; bad debts; collaborative, royalty and license arrangements; restructuring; income taxes; and litigation and other contingencies. Caliper bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates under different assumptions or conditions.

     Certain prior period amounts have been reclassified to conform to the current period presentation.

REVENUE RECOGNITION

     Revenue is earned from Caliper’s collaboration agreement with Agilent, Automated Drug Discovery systems, chips and datapoints, Automated Microfluidics Systems 90, Applications Developer Program, Technology Access Program agreements, and licensing and royalty agreements.

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

Automated Drug Discovery System Products, Automated Microfluidics Systems 90 and Applications Developer Program

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

     In certain cases, customers will be charged on a datapoint pricing basis for their usage of chips. A datapoint is generated each time a Caliper instrument system introduces a sample into a chip through a sipper in order to perform a particular LabChip assay. Datapoints are these test-results that Caliper’s customers record when they use Caliper’s instruments. Caliper records datapoint revenues in the period that Caliper’s customers attain these datapoints and communicate such use to Caliper. Datapoint rates are contractually negotiated between Caliper and its customers. Caliper has contracted for minimum datapoint fees from Amphora, a related party, and two additional customers in 2003. Under minimum datapoint fee arrangements, datapoint revenues are recorded in the period the minimum applies. Caliper has no performance obligations with respect to these minimum fees.

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

     Product revenue was recognized upon the shipment and transfer of title to the customer. Subscription fees were recognized ratably over the subscription period. When payment of the subscription fee was contingent upon reaching a milestone, revenue was deferred until the milestone was met. Support and development services revenue was recognized in the periods the costs were incurred. In December 2001, the last of the agreements with Caliper’s Technology Access Program customers was amended and converted into a commercial agreement. There are no further technology access fees or subscription fees recognized with products and services purchased by former Technology Access Program customers after December 2001. Revenue is recognized for all former Technology Access Program customers upon shipment and transfer of title to the product to the customer or when the assay development service has been provided by Caliper. Under the amended agreements with Caliper’s Technology Access Program customers, Caliper agreed to convert technology access and subscription fees still outstanding and available towards the purchase of products and services that can be utilized by the customer no later than March 2003. As of March 31, 2003, deferred revenue of $138,000 which existed as of December 31, 2002 was fully utilized by Caliper’s previous Technology Access Program customers.

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

     As part of the comprehensive settlement agreement with Aclara Biosciences entered into on January 7, 2001, Aclara is obligated to pay Caliper a minimum annual royalty of $2.5 million on licensed product sales in both 2002 and 2003 offset by quarterly royalty payments due on Aclara licensed instrument or LabCard product sales. For the three months ended March 31, 2003 and 2002, Caliper recognized in both periods $625,000 in minimum royalties on Aclara sales of licensed instruments and LabCards.

Annual maintenance agreements

     Caliper does not include with the initial product purchase any element of a maintenance contract. No upgrades or operational support is included in such purchases. All the customer is entitled to receive is service in accordance with Caliper’s standard warranty, which is to provide replacement of defective goods. Caliper, to date, has not focused on selling additional maintenance contracts and in fact has only sold two such contracts regarding early prototype instruments. This contract provided access to upgrades to Caliper’s product, if and when available, and operational support. In the future, Caliper expects to offer maintenance agreements to customer for access to instrument system upgrades and overall instrument maintenance after the expiration of the 1 year limited warranty period. Revenue with respect to these maintenance contracts will be initially deferred and recognized ratably over the term of the contract.

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

STOCK-BASED COMPENSATION

     Caliper recognizes employee stock-based compensation under the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” and related interpretations. Accordingly, no compensation expense is recognized in Caliper’s financial statements for the stock options granted to employees, which had an exercise price equal to the fair value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if Caliper had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123” (in thousands, except per share amounts):

	Three Months Ended March 31,

	2003	2002

Net loss:
As reported	$(9,968)	$(9,686)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	188	446
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(6,256)	(5,799)

Pro forma net loss	$(16,036)	$(15,039)

Net loss per share:
As reported:
Basic and diluted	$(0.40)	$(0.40)
Pro forma:
Basic and diluted	$(0.65)	$(0.62)

     Since options vest over several years and additional option grants are expected to be made in future years, the pro forma impact on the results of operations for the three months ended March 31, 2003 and 2002, respectively, is not necessarily representative of the pro forma effects on the results of operations for future periods.

NOTE 2 — INVENTORIES

     Inventories consist of the following (in thousands):

	March 31,	December 31,
	2003	2002

Raw material	$3,208	$3,614
Work-in-process	731	1,590
Finished goods	795	760

Total	$4,734	$5,964

NOTE 3 — COMPREHENSIVE LOSS

     The components of comprehensive loss for the three months ended March 31, 2003 and 2002 are as follows (in thousands):

	Three Months Ended
	March 31,

	2003	2002

Net loss	$(9,968)	$(9,686)
Unrealized loss on marketable securities	(25)	(1,621)

Comprehensive loss	$(9,993)	$(11,307)

NOTE 4 — RELATED PARTY

     For the quarter ended March 31, 2003, Caliper recognized $586,000 in related-party revenue consisting of sales of Caliper 250 Drug Discovery system products, LabChips, and datapoints to Amphora Discovery Corp. Of the $586,000 in total revenue, $450,000 was in minimum datapoint revenues, $78,000 was for LabChips and parts, with the remaining $58,000 related to revenue recognized on the deferred gross profits on the sales of 21 Caliper 250 Drug Discovery systems to Amphora through March 31, 2003. Caliper has deferred a total of $697,000, or 28% of the gross profit, on the 21 drug discovery systems sold to Amphora through December 31, 2002, which reflects Caliper’s retained ownership interest in the products sold to Amphora. No sales of drug discovery systems to Amphora were recorded in the quarter ended March 31, 2003. Caliper has previously recognized $21,000 of this deferred gross profit in 2001 and $177,000 in 2002. The remaining $441,000 in deferred gross profit as of March 31, 2003 will be recognized as revenue ratably through September 2005 as Amphora records depreciation on its Caliper 250 Drug Discovery systems.

     In December 2002, Amphora completed a second placement of equity securities with third-party investors raising additional capital that reduced Caliper’s original ownership from 28% to approximately 13%. Caliper’s gross profit on sales of Caliper’s drug discovery systems after December 2002 will be deferred at the new 13% ownership interest level with no change in Caliper’s method of accounting for Amphora.

NOTE 5 — WARRANTY EXPENSE

     At the time revenue is recognized, Caliper establishes an accrual for estimated warranty expenses associated with sales, recorded as a component of cost of revenue. Caliper offers a one-year limited warranty on the automated drug discovery systems and a 90-day warranty on chips, which is included in the sales price of many of its products. These warranties are the only post-sale obligation Caliper has to its customers. Provision is made for estimated future warranty costs at the time of sale. As the majority of Caliper’s drug discovery system parts are from original equipment manufacturers which provide one-year warranties already on these parts, Caliper has a warranty provision of $287,000 as of March 31, 2003 based on Caliper’s repair and warranty claims history and on the limited service cost to travel to the customer and maintain Caliper’s products under warranty. Caliper had no warranty provision as of March 31, 2002. Caliper periodically assesses the adequacy of its recorded warranty liabilities and adjusts amounts as necessary.

     Changes in Caliper’s warranty obligation during the three months ended March 31, 2003 are as follows:

Balance, December 31, 2002	$265,000
Warranties issued during the period	49,000
Settlements made during the period	(27,000)

Balance, March 31, 2003	$287,000

NOTE 6 — SIGNIFICANT CONCENTRATIONS

     In the first quarter of 2003, Agilent, Aclara and Amphora represented 46%, 11% and 10%, respectively, of total revenues. In the first quarter of 2002, Agilent and Amphora represented 30% and 24%, respectively, and one of Caliper’s previous Technology Access Program customers accounted for 13% of total revenues.

     Agilent, one of Caliper’s previous Technology Access Program customers, and Amphora represented 22%, 12% and 10%, respectively, of Caliper’s outstanding accounts receivable balance as of March 31, 2003. Amphora and Agilent represented 42% and 32%, respectively, of Caliper’s outstanding accounts receivable balance as of March 31, 2002.

NOTE 7 — LITIGATION

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

     On April 16, 2002, Caliper filed a lawsuit against Molecular Devices Corporation in the United States District Court for the Northern District of California. In that case, Caliper Technologies Corp. v. Molecular Devices Corporation, No. C-02-1837 (N.D. Cal.), Caliper asserts that Molecular Devices Corp.’s IMAP and Reagent Assay Kits willfully infringe one or more claims of United States Patent No. 6,287,774, which Caliper owns. Caliper’s complaint seeks both injunctive relief precluding further infringement of the patent and damages. The answer to the Complaint was filed on May 8, 2002 and asserts a counterclaim seeking a declaratory judgment that the patent is not infringed and is invalid. Caliper believes the counterclaim to be without merit. In late 2002, Caliper successfully moved the court to add a newly-issued patent, U.S. Patent No. 6,472,141 to the lawsuit, alleging that the same accused devices infringe one or more of the claims of that patent. The answer to Caliper’s First Amended Complaint was filed on December 17, 2002, and asserts a counterclaim seeking a declaratory judgment that both Caliper patents are invalid, unenforceable and not infringed. Caliper believes the Amended Counterclaim to be without merit. On January 28, 2003, Caliper filed a motion for preliminary injunction, which was scheduled to be heard in May 2003, but deferred by the court pending a patent claim construction hearing expected to occur at the end of June 2003. Discovery is underway, and no trial date has been set by the Court.

NOTE 8 — RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2002, the FASB issued SFAS No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation, Transition and Disclosure.” SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS 148 are effective for fiscal years ending after December 15, 2002. Caliper has included the required additional disclosures in Note 1 to our condensed consolidated financial statements and does not expect SFAS 148 to have an effect on its results of operations or financial condition.

     In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), “Guarantor’s Disclosure Requirements for Guarantees, Including Indirect Guarantees of Others”. FIN 45 clarifies the guarantor’s requirements relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees and requires the guarantor to recognize at the inception of a guarantee a liability for the fair value of the guarantee obligation. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligation associated with guarantees issued. The provisions for the initial recognition and measurement of guarantees are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. Caliper has adopted the disclosure requirements for its financial statements included in this form 10-Q. The accounting profession and regulatory agencies continue to discuss various provisions of this pronouncement with the objective of providing additional guidance on its application. These discussions and the issuance of any new interpretations, once finalized, could lead to an unanticipated impact on Caliper’s future financial results. Therefore, although Caliper currently does not believe these provisions will have a material effect on its operating results or financial position, Caliper will continue to evaluate the impact of FIN 45.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of March 31, 2003 and for the three month periods ended March 31, 2003 and March 31, 2002 should be read in conjunction with our financial statements included in this Quarterly Report on Form 10-Q and Management’s Discussion and Analysis of Financial Condition and Results of Operations and our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2002.

     The discussion in this report contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to these differences include those discussed in “-Factors Affecting Operating Results” below as well as those discussed elsewhere. The cautionary statements made in this report should be read as applying to all related forward-looking statements wherever they appear in this report.

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

     Since our inception, we have incurred significant losses and, as of March 31, 2003, we had an accumulated deficit of $95.5 million. Our losses have resulted principally from costs incurred in research and development, manufacturing scale-up, and from sales, general and administrative costs associated with our operations. We expect to continue to incur substantial research and development, manufacturing scale-up and sales, general and administrative costs. As a result, we will need to generate significantly higher revenue to achieve profitability.

     During the quarter ended March 31, 2003, total revenue decreased by 20% largely due to a decline in revenue from Amphora as a result of no Caliper 250 system sales in the first quarter of 2003 and completion of most contracted services to Amphora in 2002. In the first 13 months of its operation, from September 2001 through September 2002, Amphora purchased 21 Caliper 250 drug discovery systems from us in order to create and build their commercial database. As a result, we do not expect them to buy more than one Caliper 250 in 2003. Rather, we expect the bulk of their purchases will be for chips, parts, and contractual datapoint revenue of approximately $1.2 million for the remaining three quarters of 2003. Revenues from sales of the Agilent 2100 Bioanalyzer products increased 65% over the same quarter last year as we continue to experience growth in both Bioanalyzer instrument placements and chip sales. In December 2002, Amphora raised additional capital in a financing that reduced Caliper’s original ownership from 28% to approximately 13%. Caliper’s gross profit on sales of Caliper’s drug discovery systems after December 2002 will be deferred at the new 13% ownership interest level with no change in Caliper’s method of accounting for Amphora. Prior to this financing, Caliper deferred 28% of gross profits on sales of Caliper’s drug discovery systems. The deferred amount is recognized as revenue as Amphora records depreciation on its Caliper 250 Drug Discovery systems.

     To date we have generated a substantial portion of our revenue from a limited number of sources. During the quarter ended March 31, 2003, Agilent alone accounted for 46% of our total revenue and 53% of our product revenue, our previous Technology Access Program customers collectively accounted for 13% of our revenue, and Amphora accounted for 10% of our total revenue and 17% of our product revenue. During the quarter ended March 31, 2002, Amphora alone accounted for 24% of our total revenue and 30% of our product revenue, and Agilent alone accounted for 30% of our total revenue and 24% of our product revenue. Although we are seeking to expand our customer base, we cannot assure you that these efforts will be successful. Additionally, although Amphora is scheduled to purchase the one remaining Caliper 250 drug discovery instrument required under the Amended LabChip Solutions Agreement by December 31, 2003, we have not as yet received a purchase order for this purchase. Amphora has no further obligation to purchase instruments from us following this one remaining instrument. In addition, there can be no assurance that our previous Technology Access Program partners will continue to buy Caliper products or services at historical levels, or at all, now that all purchase obligations by these partners have been met as of March 31, 2003.

     Under our collaboration agreement, Agilent funds our research and development expenditures related to the collaboration, reimburses us for our costs of supplying chips and reagents to Agilent and pays us a share of the gross margin earned on all components of LabChip systems they sell. We record revenue from development and support activities under our collaboration agreement in the period in which the costs are incurred. We report direct costs associated with this contract as research and development expense. We recognize revenue related to the reimbursement of costs for the supply of chips and reagents to Agilent upon shipment and we recognize the related costs as components of cost of sales. We recognize as revenue our share of gross margin on components of the Agilent 2100 Bioanalyzer system sold by Agilent upon shipment to the end user. Agilent began marketing and sales efforts for the Agilent 2100 Bioanalyzer in late 1999. Sales of new and innovative instrumentation such as the Agilent 2100 Bioanalyzer involve a long sales cycle, requiring customer training and demonstration periods. Sales of the Agilent 2100 Bioanalyzer products increased 65% in the first quarter of 2003 as compared to the same period last year, 52% in 2002 as compared to 2001, and 158% in 2001 as compared to 2000 indicating, we believe, a continued growing market acceptance of this technology. However, in the quarter ended March 31, 2003, research and development funding from Agilent declined 25% as compared to the same period in 2002 as we have now completed the development programs related to the Agilent 2100 Bioanalyzer product line. We anticipate research and development funding from Agilent to decline further in 2003 as Agilent continues to focus their product development programs.

     In May 2002, we notified Agilent of our election to terminate the agreement between the companies, effective as of May 8, 2003. Though the relationship with Agilent is changing, there will be no impact to the margin sharing between the two companies until the end of 2004. However, Agilent can reduce product development funding at any time as they make independent decisions on their product lines. If we do not enter into a new agreement, then under the existing agreement the parties’ relationship would change, including as follows:

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

     On May 6, 2003, due to the continuing broad economic slowdown and reduced research and development spending by biopharmaceutical companies, we conducted a reduction in force that resulted in a further downsizing of our employee work force by 26 people, or approximately 10%. We believed this was necessary to better align Caliper’s organizational structure with these depressed market conditions and customer demand. Previously, in September 2002, we had conducted our first reduction in force that resulted in a downsizing of our employee work force by 28 people with an expected annualized savings of $2.0 million. The reduction in both September 2002 and May 2003 were primarily in our research and development staff where we continue to change the focus of our product development and technology research to align more with the changing needs of our customers. We expect to recognize a charge of approximately $286,000 in the second quarter of 2003 for severance payments and related benefits, all of which we anticipate to pay by the end of June 2003. We expect to realize approximately $2.6 million in annualized savings from this employee downsizing action in May 2003. Going forward, on a combined basis, we expect these two actions to generate approximately $4.6 million in annualized savings.

Results of Operations

Three Months Ended March 31, 2003 and 2002

     Revenue. Total revenue was $5.6 million for the three months ended March 31, 2003, compared to $7.0 million for the three months ended March 31, 2002. The decline in total revenue was primarily due to an anticipated $1.1 million decrease in sales to Amphora and $1.1 million in lower sales of our drug discovery products. Offsetting these declines were increases of $482,000 from revenue under our commercial collaboration with Agilent and $347,000 from increased contract services from our corporate partnerships.

     Product revenue was $3.5 million for the three months ended March 31, 2003, compared to $4.6 million in the same period in 2002. Product revenue from unrelated customers declined by $286,000 to $2.9 million in the first quarter of 2003 over the same period in 2002. The decrease in product revenue was primarily due to lower unit sales of our drug discovery products, offset in part by increased datapoint revenues and a 65% increase in product revenues under our commercial collaboration with Agilent. Related-party product revenue was $578,000 for the three months ended March 31, 2003, compared to $1.4 million in the same period in 2002. The decline was primarily due to no drug discovery system sales to Amphora in the first quarter of 2003 as compared to two system sales to Amphora in the same period in 2002. Datapoint revenue from Amphora was $450,000 for the first quarter of 2003 as compared to $500,000 in the same period last year. Datapoint revenues from all customers were approximately 19% and 13% of total product revenues for the three months ending March 31, 2003 and 2002, respectively.

     It has been widely reported that the sluggish economic environment, coupled with pharmaceutical industry-specific factors, continues to dampen research spending for many companies. As such, continuing market acceptance of our products will depend on our ability to demonstrate the advantages and potential economic value of our drug discovery systems in the context of decreased capital spending by our customers.

     License fees and contract revenues decreased to $2.1 million for the three months ended March 31, 2003, compared to $2.5 million for the same period in 2002 primarily due to a $356,000 decline in assay and application development services to Amphora, as most contracted services were completed in 2002. Contract fees to unrelated parties were essentially unchanged as the 25% reduction in research and development services to Agilent were offset by increases in research and development services funded by our other corporate partnerships. We anticipate minimal contract revenues from Amphora during the rest of 2003, with research and development funding from Agilent to also decline significantly as they further focus their product development programs. Licensing fees were $625,000 in the first quarter of 2003 and 2002, both resulting from the licensing of the Ramsey family of patents to Aclara Biosciences.

     Cost of Product Revenues. Cost of product revenue represents manufacturing costs incurred in the microfluidic instrument and chip production process, including component materials, assembly labor and overhead, packaging and delivery cost. Cost of products sold decreased to $2.3 million for the three months ended March 31, 2003 as compared to $2.5 million for the same period last year. The decline was driven primarily by lower costs resulting from reduced product sales to Amphora and unrelated customers of our drug discovery systems, offset in part by higher costs resulting from higher product sales volume under our collaboration with Agilent. Cost of products sold was $78,000 from related party sales to Amphora for the three months ended March 31, 2003, compared to $444,000 for the same period in 2002. In the first quarter of 2003, we had no drug discovery system sales, as compared to two system sales to Amphora in the same period of 2002. Datapoints, with their minimal associated costs to us, were 78% of Amphora product revenues in the first quarter of 2003 as compared to 37% in the same quarter last year. As a result, the gross margins on total revenues from Amphora were 87% for the three months ended March 31, 2003, as compared to 74% for the same period in 2002. Cost of all other products sold was $2.2 million for the three months ended March 31, 2003, compared to $2.1 million in the same period last year. The increase was driven by higher costs associated with increased product volumes of Agilent 2100 products offset in part by lower costs from reduced sales of drug discovery systems. Warranty costs were $43,000 in the first quarter of 2003 with no corresponding cost in the same period last year. Also datapoints, again with their minimal associated costs to us, were 7% of unrelated product revenues in the first quarter of 2003 as compared to 3% in the same quarter last year. As a result, gross margins on total revenues from unrelated customers were 56% for the three months ended March 31, 2003, as compared to 61% in the same period of 2002. Gross margins were adversely impacted during the three months ended March 31, 2003 by the ratio of increased collaboration product sales volume, where the margins are shared with Agilent, as compared to lower Caliper product volumes with their higher margins to us. Product mix will continue to affect our future gross margins as we earn a higher return from our own products sold as opposed to sharing gross margin revenues on collaboration products with Agilent.

     Research and Development Expenses. Research and development expenses consist primarily of salaries and related personnel costs, fees paid to consultants and outside service providers for chip development, material costs for prototype and test units, legal expenses resulting from intellectual property prosecution, and other expenses related to the design, development, testing and enhancement of our products. We expense our research and development costs as they are incurred. Research and development expenses decreased to $9.4 million during the three months ended March 31, 2003, compared to $11.1 million in the same period of 2002. The decrease of $1.7 million was primarily attributable to lower salaries and related personnel costs resulting from a 12% decline in research and development personnel as of March 31, 2003 as compared to the same time period last year as well as reduced technical services and supplies costs. Of the decreased costs, $1.3 million was related to salaries and related benefit costs for research personnel, $541,000 in lower laboratory supplies costs and $479,000 in reduced outside technical services, offset by a $292,000 increase in fees for intellectual property prosecution and $313,000 increase in depreciation costs.

     Our research and development focus has been on product development in the areas of new applications, microfluidic instruments with expanded capabilities and our genomic analysis systems. In the future, we intend to focus our LabChip technology development efforts on a narrow range of applications based on customer demand. We also will continue to make investments intended to advance and refine our manufacturing processes in order to improve the functionality and reliability of our chips and instruments. We expect to continue our efforts in these areas of research and development even though the outcomes of these projects are inherently uncertain. We will also continue to revise our research and development focus and priorities to match the economic climate and the research and development spending by biopharmaceutical companies that we believe will affect the demand for our microfluidic products. We expect research and development spending to decline in 2003 as compared to 2002 as a result of our downsizing in September 2002 and in May 2003 and reduced discretionary spending with our research and product development efforts, only expanding in subsequent years based on customer demand, market conditions, and our commercial growth.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, recruiting expenses, marketing and product promotional costs, professional fees, and other corporate expenses including business development and general legal activities. Selling, general and administrative expenses decreased slightly to $4.6 million in the three months ended March 31, 2003, compared to $4.7 million in the same period of 2002. The decrease between the periods was due to lower consultant and outside services costs of $343,000 and lower overall facilities expenses of $275,000, offset by higher salaries and related employee expenses of $325,000, product marketing expense of $108,000 and depreciation and amortization expense $102,000. Selling, general and administrative personnel remained unchanged in the first quarter of 2003 as compared to the same period last year. Although we expect marketing and product promotion expenses to increase modestly over the next several years to support the commercialization of our products, we anticipate general administrative expenses to increase only as revenue grows but at a lesser rate on a percentage basis.

     Amortization of Deferred Stock Compensation. Deferred stock compensation represents the difference, at the date of grant, between the deemed fair value of our common stock for accounting purposes and the exercise price of options. This amount is being amortized over the respective vesting periods of the individual stock options using the graded vesting method. We recorded amortization of deferred compensation of $188,000 for the three months ended March 31, 2003, compared to $446,000 for the same period of 2002. We expect to record amortization expense for deferred compensation as follows: $354,000 for the remainder of 2003, and $94,500 during 2004. The amount of deferred compensation expense to be recorded in future periods may further decrease if unvested options for which deferred compensation has been recorded are subsequently canceled.

     Interest Income, Net. Interest income, net, consists of income from our cash and investments offset by expenses related to our financing obligations. Interest income, net, was $921,000 for the three months ended March 31, 2003, compared to $2.4 million for the same period of 2002. The decrease primarily resulted from declining interest rate yields and, to a lesser extent, the lower cash, cash equivalents and marketable securities balances during the first quarter of 2003 as compared to the same period in 2002. Until late last year, we had a number of investments that were locked in at higher interest levels. These have now matured, and we have had to reinvest the funds at more current interest rates that are significantly lower.

     Other Expense/loss, Net. Other loss of $35,000 for the three months ended March 31, 2003 was our loss on disposal of surplus manufacturing equipment no longer needed in our operations. Other expense of $466,000 for the three months ended March 31, 2002 represents mark-to-market change in the fair value of the 900,000 shares of Aclara common stock we held through October 2002 as part of our litigation settlement with Aclara. This mark-to-market change in the fair value was subsequently offset in October 2002 when we exchanged this common stock for full payment from Aclara in accordance with the litigation settlement.

LIQUIDITY AND CAPITAL RESOURCES

     Our cash, cash equivalents and marketable securities were $144.0 million at March 31, 2003 compared to $154.3 million at December 31, 2002. We used cash of $9.5 million for operations for the three month period ended March 31, 2003 as compared to $10.4 million for the comparable period in 2002. Cash used in operating activities in the three months ended March 31, 2003 consisted primarily of the net loss of $10.0 million, plus aggregate current asset and liability changes of $1.3 million, primarily increases in accounts receivable and prepaid expenses, decreases in payables and other liabilities, offset in part by depreciation and amortization expense of $1.6 million and decreases in inventories of $1.2 million.

     Net cash provided by investing activities was $867,000 for the three months ended March 31, 2003 as compared to $22.7 million for the comparable period in 2002. Net cash provided by investing consists primarily of purchases of marketable securities as well as capital expenditures offset by proceeds from sales and maturities of marketable securities. We used $120,000 and $2.9 million for the purchase of property and equipment in the first three months of 2003 and 2002, respectively.

     Net cash used in financing activities was $655,000 for the three months ended March 31, 2003 as compared to net cash provided by financing activities of $122,000 for the comparable period in 2002. Net cash used in financing activities for the three months ended March 31, 2003 consisted of $680,000 in repayments of sale-leaseback arrangements, offset by $25,000 proceeds from employee stock option exercises. Net proceeds from financing activities for the same period ended March 31, 2002 consisted of $335,000 from sale-leaseback arrangements and $293,000 from employee stock option exercises, offset by repayments of sale-leaseback arrangements of $506,000.

     The following are contractual commitments at March 31, 2003 associated with debt and lease obligations (in thousands):

		Obligations Under
	Operating	Sale-Leaseback
	Leases	Arrangements

	(In thousands)
12-month periods ending March 31:
2004	5,393	2,631
2005	5,536	1,380
2006	5,637	167
2007	5,790	—
Thereafter	8,436	—

Total minimum lease and principal payments	$30,792	4,178

Amount representing interest		460

Present value of future payments		3,718
Current portion of sale-leaseback arrangements		(2,310)

Noncurrent portion of sale-leaseback arrangements		$1,408

     As of March 31, 2003, we have a non-cancelable purchase commitment in the amount of approximately $450,000 with our foreign supplier for the purchase of our proprietary glass stock used in the manufacture of certain types of our chips. We also have minimum royalty obligations under separate license agreements with UT-Battelle, LLC and the Trustees of the University of Pennsylvania. Royalty obligations to UT-Battelle were $18,000 in the first quarter of 2003 and are expected to exceed the required minimum royalty amount of $53,000 for 2003 and through the remainder of the license. We anticipate that during years 2004 through the remainder of the license with the Trustees of the University of Pennsylvania that the minimum royalty obligation under this license will exceed the earned royalty obligation. The minimum royalty obligation under this license was $15,000 in the first quarter of 2003 and is not expected to exceed the required minimum royalty for 2003 as well as is never expected to exceed $200,000 per year thereafter.

     Our capital requirements depend on numerous factors including market acceptance of our products, the resources we devote to developing and supporting our products, and other factors. We expect to devote substantial capital resources to continue our research and development efforts, to expand our support and product development activities, and for other general corporate activities. Based on our long term strategic plan, we believe that our current cash balances, together with the revenue to be derived from our commercial partners and from the commercial sales of our microfluidic products and services will be sufficient to fund our operations at least through the year 2004. Our future capital requirements will depend on many factors, including, among others;

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

     We have experienced significant operating losses each year since our inception and expect to incur substantial additional operating losses for at least the next two years, primarily as a result of a current sluggish economic climate, dampened research spending for many companies affecting our product sales and expected continuing expenses for manufacturing capabilities, research and product development costs and general and administrative costs. We may never achieve profitability. As of March 31, 2003, we had an accumulated deficit of approximately $95.5 million. Our losses have resulted principally from costs incurred in research and development, product marketing and from general and administrative costs associated with our operations. These costs have exceeded our interest income and revenue which, to date, have been generated principally from product sales, collaborative research and development agreements, technology access fees, cash and investment balances and, to a lesser extent, government grants.

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

     Historically, we have had very few customers and one commercial partner, Agilent, from which we have derived the majority of our revenue and, if we were to lose any one of these, our revenue would decrease substantially. For the three months ended March 31, 2003, Agilent alone represented 46% of total revenues, three of Caliper’s previous Technology Access Program customers combined accounted for 13% of total revenues, and Amphora accounted for 10% of total revenues. In 2002, Agilent represented 39% of total revenues and Amphora accounted for 24% of total revenues with three of Caliper’s previous Technology Access Program customers combined representing 12% of total revenues. Although we anticipate that future sales of the Agilent 2100 Bioanalyzer system will further expand our revenue base, we expect that we will continue to rely on a few customers and on Agilent for the majority of our revenues.

We are still early in the process of converting some customers from Technology Access Program agreements to purchasers of products and support services, and our revenue could be adversely impacted by this conversion.

     The final year of our Technology Access Program (“TAP”) agreements with Eli Lilly and Amgen concluded in August 2002 and December 2002, respectively. In addition, the third and final year of our Technology Access Program agreement with Millennium which began on March 24, 2000 concluded in the first quarter of 2003. It is too soon for us to know whether these former TAP customers will continue to purchase our products and support services at historic levels now that they have fully utilized their program conversion credits, or whether we will be able to replace this revenue with revenue from the sale of products to new customers. If our former TAP customers do not continue purchasing products and support services at their historic levels, or if we are not able to replace this revenue with sales to new customers, our overall revenue will be adversely affected.

We rely on Agilent to manufacture, market and distribute the Agilent 2100 Bioanalyzer, and our agreement with Agilent to manufacture, market and distribute the Agilent 2100 Bioanalyzer has terminated. Our revenue from the Agilent 2100 Bioanalyzer and LabChip development funding is dependent on Agilent’s success and continued investment in this product line.

     Agilent manufactured, marketed and distributed the Agilent 2100 Bioanalyzer under an agreement we entered into in May 1998, which agreement terminated in May 2003. Our revenues from the Agilent 2100 Bioanalyzer products will depend on Agilent continuing to develop, manufacture and market these products successfully and also depends significantly on Agilent’s continued performance despite the termination of this agreement. Although we believe that Agilent is financially motivated to continue to sell the Agilent 2100 Bioanalyzer under the terms of the agreement that govern following termination of the agreement, there can be no assurance that they will continue to sell the Agilent 2100 Bioanalyzer. Sales of innovative instrumentation such as the Agilent 2100 Bioanalyzer involve a long sales cycle, requiring customer training and demonstration periods. Although sales of the Agilent 2100 Bioanalyzer continue to increase through the first quarter of 2003, we cannot predict whether this trend will continue at its current pace, if at all. If Agilent experiences manufacturing or distribution difficulties, does not actively market the Agilent 2100 Bioanalyzer, our future revenue from the Agilent 2100 Bioanalyzer may not be material. We also anticipate research and development funding from Agilent to continue to further decline from the levels we have already experienced in the first quarter through the remainder of 2003. Agilent can reduce product development funding at any time as they make independent decisions on their product lines. If we do not negotiate a new agreement with Agilent, we could cease to receive development funding from Agilent for new products. Furthermore, the revenue we receive from Agilent for existing collaboration products may grow more slowly or decline.

Amphora Discovery Corp., a related party and key customer, is a development stage company and we have no assurance of its continued purchases of our products and services.

     Amphora, which is independently managed and funded, has a significant on-going relationship with Caliper. After Amphora’s December 2002 completion of a second private placement of securities with third party investors, our ownership in Amphora was reduced to approximately 13% from 28% on a fully diluted basis. Over time we expect that our ownership in Amphora will be further diluted, as we have no plans to make any future equity investments in Amphora. Due to the reduction in our percentage ownership of Amphora, we now have the right to appoint only one member to Amphora’s board. Amphora is currently Caliper’s largest automated drug discovery customer representing 10% of our total revenue for the first quarter in 2003. As a development stage company, there can be no assurances that Amphora will become commercially successful or that in the near term its business strategy will not change. If Amphora reduces its purchases of products and services or stops using Caliper’s drug discovery systems, we could experience a significant decline in revenues. In connection with the completion of Amphora’s December 2002 financing, Caliper and Amphora agreed to a renegotiation of Amphora’s obligations under the LabChip Solutions Agreement. Under the renegotiated agreement, the Companies agreed to restructure the $4 million minimum datapoint payment for 2003 as follows: Amphora agreed to purchase a minimum of $1.8 million of datapoints during the second year of the agreement beginning in December 2002 and over time to make up to $2.2 million of deferred payments to Caliper. These deferred payments are contingent upon Amphora’s future revenue generation, datapoint production and other conditions and can be satisfied by Amphora under three methods: i) quarterly payments to Caliper based on Amphora’s revenues; ii) commissions earned by Amphora as they provide certain marketing assistance to Caliper for Caliper’s instruments; and iii) additional datapoint payments if Amphora exceeds the certain minimum datapoint levels. We also agreed to defer to December 31, 2003 Amphora’s obligation to purchase the one remaining Caliper 250 instrument of the 11 originally scheduled to be purchased by Amphora before December 31, 2002. In consideration for our agreement to this restructuring, Amphora issued to Caliper 2.5 million shares of Amphora preferred stock. We ascribed a nominal value of $25,000 to these shares as Amphora is a privately held research and development company.

To the extent that Agilent’s sales of the Agilent 2100 Bioanalyzer and LabChip products are reduced for any reason, including competition from us or any of our future commercial partners, the future revenue we receive from Agilent would be reduced.

     We receive revenue from Agilent based on a formula for gross margin sharing on sales by Agilent of instruments and chips developed under our collaboration agreement. To the extent that Agilent’s sales of these products now that our agreement has terminated is reduced for any reason, including competition from us or any other commercial partner of ours, then the revenue we would realized from Agilent would be reduced. Further, Agilent may decide for reasons wholly independent of competition to reduce its sales efforts and/or pricing for these products. If Agilent does so, our revenue may decline.

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

     We rely on patents to protect a large part of our intellectual property and our competitive position. In order to protect or enforce our patent rights, we may initiate patent litigation against third parties, such as the patent infringement suit against Molecular Devices Corporation as described under “Part II — Item 1. Legal Proceedings.” These lawsuits could be expensive, take significant time, and could divert management’s attention from other business concerns. They would put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing. We may also provoke these third parties to assert claims against us. Patent law relating to the scope of claims in the technology fields in which we operate is still evolving and, consequently, patent positions in our industry are generally uncertain. We cannot assure you that we will prevail in any of these suits or that the damages or other remedies awarded, if any, will be commercially valuable. During the course of these suits, there may be public announcements of the results of hearings, motions and other interim proceedings or developments in the litigation. If securities analysts or investors perceive any of these results to be negative, it could cause our stock price to decline.

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

Agilent may compete with us now that our collaboration has terminated, which could reduce the potential revenue from our independent product sales.

     Under the terms of our agreement with Agilent, which we terminated effective in May 2003, we granted to Agilent a non-exclusive, royalty-bearing license to our LabChip technologies existing as of the termination date for Agilent to develop, make and sell products in the field of the collaboration. Consequently, there is the possibility that we may experience competition from Agilent in the future, which would reduce our ability to sell products independently or through other commercial partners.

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

     Our stock has been trading on the Nasdaq National Market only since mid-December 1999. We initially offered our common stock to the public at $16.00 per share. Since then our stock price has been extremely volatile and has ranged, through May 14, 2003, from a high of approximately $202.00 per share on March 2, 2000 to a low of $2.71 per share both on January 28, 2003 and February 6, 2003. Our stock price may drop substantially following an investment in our common stock. We expect that our stock price will remain volatile as a result of a number of factors, including:

•	announcements by analysts regarding their assessment of Caliper and its prospects;

•	announcements by our competitors of complementary or competing products and technologies;

•	announcements of our financial results, particularly if they differ from investors’ expectations; and

•	general market volatility for technology stocks.

     These factors and fluctuations, as well as general economic, political and market conditions, may materially adversely affect the market price of our common stock.

We have been sued, and are at risk of future securities class action litigation

     In the Spring and Summer of 2001, class action lawsuits were filed against certain leading investment banks and over 300 companies that did public offerings during the prior several years, including lawsuits against Caliper and certain of its officers and directors as described under “Part II — Item 1. Legal Proceedings.” This and other securities litigation could result in potential liability, cause us to incur litigation costs and divert management’s attention and resources, any of which could harm our business. In addition, announcements of future lawsuits of this or some other nature, and announcements of events occurring during the course of the current and any future lawsuits, could cause our stock price to drop.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

     Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. Fixed rate securities may have their fair market value adversely impacted due to fluctuations in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates.

     Our equipment sale-leaseback financings, amounting to $3.7 million as of March 31, 2003, are all at fixed rates and, therefore, have minimal exposure to changes in interest rates. We have operated primarily in the United States and substantially all sales to date have been made in U.S. dollars. Accordingly, we have not had any material exposure to foreign currency rate fluctuations.

     Our primary investment objective is to preserve principal while at the same time maximizing yields without significantly increasing risk. Our portfolio includes money markets funds, commercial paper, medium-term notes, corporate notes, government securities, asset-backed securities, and corporate bonds. The diversity of our portfolio helps us to achieve our investment objective. As of March 31, 2003, approximately 47% of our investment portfolio is composed of investments with original maturities of one year or less and approximately 6% of our investment portfolio matures less than 90 days from the date of purchase.

     The following table presents the amounts of our cash equivalents and investments that may be subject to interest rate risk and the average interest rates as of March 31, 2003 by year of maturity (dollars in thousands):

	2003	2004	2005	Thereafter	Total

Cash and money market funds:
Fixed rate	$6,872	—	—	—	$6,872
Average interest rate	1.10%	—	—	—	1.10%
Available for sale marketable securities:
Fixed rate	$12,717	$47,036	$40,995	$20,570	$121,318
Average interest rate	3.29%	4.63%	4.13%	3.62%	4.15%
Variable rate	$3,306	$3,253	$7,757	—	$14,316
Average interest rate	1.64%	1.59%	1.56%	—	1.58%
Total securities	$22,895	$50,289	$48,752	$20,570	$142,506
Average interest rate	2.39%	4.43%	3.71%	3.62%	3.73%

ITEM 4. CONTROLS AND PROCEDURES

     Within 90 days prior to the date of the filing of this Quarterly Report on Form 10-Q, we evaluated our “disclosure controls and procedures” and our “internal controls and procedures for financial reporting.” This evaluation was done under the supervision and with the participation of management, including our chief executive officer and our chief financial officer.

     (a)  Evaluation of disclosure controls and procedures. Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (the “Exchange Act”), such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

     Based on their evaluation, the chief executive officer and the chief financial officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

     (b)  Changes in internal controls. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that: (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with accounting principles generally accepted in the United States. Among other matters, we evaluated our internal controls to determine whether there were any “significant deficiencies” or “material weaknesses,” and sought to determine whether Caliper has identified any acts of fraud involving personnel who have a significant role in Caliper’s internal controls. In the professional auditing literature, “significant deficiencies” are referred to as “reportable conditions”; these are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A “material weakness” is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and would not be detected within a timely period by employees in the normal course of performing their assigned functions.

     In accordance with the requirements of the SEC, since the date of the evaluation of our disclosure controls and our internal controls to the date of this Annual Report, our chief executive officer and chief financial officer concluded that there were no significant deficiencies or material weaknesses in our internal controls. In addition, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Limitations on the Effectiveness of Controls. Our management, including our chief executive and chief financial officer, does not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Caliper have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control systems may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

     On April 16, 2002, Caliper filed a lawsuit against Molecular Devices Corporation in the United States District Court for the Northern District of California. In that case, Caliper Technologies Corp. v. Molecular Devices Corporation, No. C-02-1837 (N.D. Cal.), Caliper asserts that Molecular Devices Corp.’s IMAP and Reagent Assay Kits willfully infringe one or more claims of U.S. Patent No. 6,287,774, which Caliper owns. Caliper’s complaint seeks both injunctive relief precluding further infringement of the patent and damages. The answer to the complaint was filed on May 8, 2002 and asserts a counterclaim seeking a declaratory judgment that the patent is not infringed and is invalid. Caliper believes the counterclaim to be without merit. In late 2002, Caliper successfully moved the court to add a newly-issued patent, U.S. Patent No. 6,472,141 to the lawsuit, alleging that the same accused devices infringe one or more of the claims of that patent. The answer to Caliper’s first amended complaint was filed on December 17, 2002, and asserts a counterclaim seeking a declaratory judgment that both Caliper patents are invalid, unenforceable and not infringed. Caliper believes the amended counterclaim to be without merit. On January 28, 2003, Caliper filed a motion for preliminary injunction, which was scheduled to be heard in May 2003, but deferred by the court pending a patent claim construction hearing expected to occur at the end of June 2003. Discovery is underway, and no trial date has been set by the Court.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIY HOLDERS

     Not Applicable.

ITEM 5. OTHER INFORMATION

     On May 6, 2003, we conducted a reduction in force that resulted in a further downsizing of our employee work force by 26 people, or approximately 10%. Previously, in September 2002, we had conducted our first reduction in force that resulted in a downsizing of our employee work force by 28 people. The reduction in both September 2002 and May 2003 were primarily in our research and development staff where we continue to change the focus of our product development and technology research to align more with the changing needs of our customers. We expect to recognize a charge of approximately $286,000 for severance payments and related benefits all of which we anticipate to pay by the end of June 2003. We expect to realize approximately $2.6 million in annualized savings from this employee downsizing action in May 2003.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit
Number	Description of document

3.1(1)	Amended and Restated Certificate of Incorporation of Caliper.
3.2(2)	Certificate of Designation Of Series A Junior Participating Preferred Stock.
3.3(3)	Bylaws of Caliper.
3.4(4)	Amendment No. 1 to Bylaws of Caliper.
4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.
10.54	Retention Agreement, dated February 26, 2003, between Caliper and Michael Merion
99.1(5)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2(5)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed as Exhibit 3.3 to our Registration Statement on Form S-1, Registration No. 333-88827, and incorporated by reference herein.

(2)	Previously filed as Exhibit 99.1 to Current Report on Form 8-K filed December 19, 2001, and incorporated by reference herein.

(3)	Previously filed as Exhibit 3.4 to our Registration Statement on Form S-1, Registration No. 333-88827, and incorporated by reference herein.

(4)	Previously filed as Exhibit 3.4 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, Commission No. 000-28229, and incorporated by reference herein.

(5)	This certification “accompanies” the Quarterly Report on Form 10-Q to which it relates, pursuant to Section 906 of the Sarbanes Oxley Act of 2002, and is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Caliper Technologies Corp. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing..

(b)	Reports on Form 8-K

Caliper filed no reports on Form 8-K during the three month period ending March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALIPER TECHNOLOGIES CORP.

March 15, 2003	By:	/s/ JAMES L. KNIGHTON

James L. Knighton President, Chief Operating Officer and Chief Financial Officer

	By:	/s/ ANTHONY T. HENDRICKSON

Anthony T. Hendrickson Vice President, Finance and Corporate Controller and Principal Accounting Officer

Certification

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

Date: May 15, 2003

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

Date: May 15, 2003

/s/ JAMES L. KNIGHTON

James L. Knighton, President, Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

3.1(1)	Amended and Restated Certificate of Incorporation of Caliper.
3.2(2)	Certificate of Designation Of Series A Junior Participating Preferred Stock.
3.3(3)	Bylaws of Caliper.
3.4(4)	Amendment No. 1 to Bylaws of Caliper.
4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.
10.54	Retention Agreement, dated February 26, 2003, between Caliper and Michael Merion
99.1(5)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2(5)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed as Exhibit 3.3 to our Registration Statement on Form S-1, Registration No. 333-88827, and incorporated by reference herein.

(2)	Previously filed as Exhibit 99.1 to Current Report on Form 8-K filed December 19, 2001, and incorporated by reference herein.

(3)	Previously filed as Exhibit 3.4 to our Registration Statement on Form S-1, Registration No. 333-88827, and incorporated by reference herein.

(4)	Previously filed as Exhibit 3.4 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, Commission No. 000-28229, and incorporated by reference herein.

(5)	This certification “accompanies” the Quarterly Report on Form 10-Q to which it relates, pursuant to Section 906 of the Sarbanes Oxley Act of 2002, and is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Caliper Technologies Corp. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.