Form 10-Q
period 2003-06-30
CALIPER TECHNOLOGIES CORP
filed 2003-08-14
CIK 1014672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2003

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ___________ to ___________.

Commission file # 000-28229

CALIPER TECHNOLOGIES CORP.

(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	33-0675808 (I.R.S. Employer Identification Number)

68 ELM STREET
HOPKINTON, MA 01748

(Address and zip code of principal executive offices)

Registrant’s telephone number, including area code: (508) 435-9500

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]  No [  ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
     Yes  [X]  No [  ]

COMMON SHARES OUTSTANDING ON AUGUST 8, 2003: 28,161,195

CALIPER TECHNOLOGIES CORP.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CALIPER TECHNOLOGIES CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30,	December 31,
	2003	2002

	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$55,639	$16,184
Marketable securities	79,839	138,139
Accounts receivable, net of allowance for doubtful accounts of $0 at June 30, 2003 and $119 at December 31, 2002	2,987	1,754
Accounts receivable - related party	224	115
Royalties receivable from Aclara	1,250	—
Inventories	4,416	5,964
Prepaid expenses and other current assets	2,187	1,508

Total current assets	146,542	163,664
Security deposits	2,718	3,000
Property and equipment, net	9,787	12,545
Notes receivable from officers	178	215
Other assets, net	501	454

Total assets	$159,726	$179,878

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,044	$1,227
Accrued compensation	2,131	2,458
Other accrued liabilities	1,143	1,110
Deferred revenue	1,251	874
Current portion of sale-leaseback arrangements	2,091	2,412

Total current liabilities	7,660	8,081
Noncurrent portion of sale-leaseback arrangements	978	1,986
Deferred revenue	198	267
Other noncurrent liabilities	2,041	1,986
Commitments and contingencies
Stockholders’ equity:
Common stock	25	25
Additional paid-in capital	252,972	252,219
Deferred stock compensation	(297)	(637)
Accumulated deficit	(105,076)	(85,566)
Accumulated other comprehensive income	1,224	1,517

Total stockholders’ equity	148,848	167,558

Total liabilities and stockholders’ equity	$159,726	$179,878

See accompanying notes.

CALIPER TECHNOLOGIES CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Revenue:
Product revenue	$2,893	$2,431	$5,803	$5,626
Product revenue - related party	548	2,056	1,126	3,412

Subtotal product revenue	3,441	4,487	6,929	9,038
License fees and contract revenue	2,434	2,378	4,550	4,504
Contract revenue - related party	3	371	11	735

Subtotal license fees and contract revenue	2,437	2,749	4,561	5,239
Total revenue	5,878	7,236	11,490	14,277
Costs and expenses:
Cost of product revenue	2,402	1,923	4,622	4,016
Cost of product revenue - related party	60	1,403	138	1,847
Research and development	8,822	11,463	18,233	22,515
Selling, general and administrative	4,740	4,817	9,309	9,474
Amortization of deferred stock compensation, net (1)	152	386	340	832
Restructuring charges	322	—	322	—

Total costs and expenses	16,498	19,992	32,964	38,684

Operating loss	(10,620)	(12,756)	(21,474)	(24,407)
Interest income, net	1,077	1,846	1,998	4,277
Other expense/(income), net	1	(458)	(34)	(924)

Net loss	$(9,542)	$(11,368)	$(19,510)	$(21,054)

Net loss per share, basic and diluted	$(0.39)	$(0.47)	$(0.79)	$(0.87)

Shares used in computing net loss per share, basic and diluted	24,840	24,333	24,777	24,285
(1) Amortization of deferred stock compensation, net, relates to the following:
Research and development	$40	$135	$88	$291
Selling, general and administrative	112	251	252	541

Total	$152	$386	$340	$832

See accompanying notes.

CALIPER TECHNOLOGIES CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended
	June 30,

	2003	2002

Operating activities
Net loss	$(19,510)	$(21,054)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,202	2,703
Amortization of deferred stock compensation, net	340	832
Stock options issued to non-employees	(2)	26
Changes in operating assets and liabilities:
Accounts receivable and other receivable	(2,592)	(366)
Inventories	1,548	(3,715)
Prepaid expenses and other current assets	(679)	(2,380)
Security deposits and other assets	235	43
Notes receivable from officers	37	140
Accounts payable and other accrued liabilities	(150)	834
Accrued compensation	(327)	(402)
Deferred revenue	308	(1,086)
Other noncurrent liabilities	55	238

Net cash used in operating activities	(17,535)	(24,187)

Investing activities
Purchases of marketable securities	(24,304)	(93,549)
Proceeds from sale of marketable securities	75,080	58,123
Proceeds from maturities of marketable securities	7,203	56,585
Purchases of property and equipment	(444)	(4,125)

Net cash provided by investing activities	57,535	17,034

Financing activities
Proceeds under sale-leaseback arrangements	—	822
Payments of obligations under sale-leaseback arrangements	(1,328)	(1,123)
Proceeds from issuance of common stock	756	1,351

Net cash (used in) provided by financing activities	(572)	1,050

Effect of exchange rate changes on cash	27	—

Net increase (decrease) in cash and cash equivalents	39,455	(6,103)
Cash and cash equivalents at beginning of period	16,184	10,655

Cash and cash equivalents at end of period	$55,639	$4,552

Supplemental disclosure of cash flow information
Interest paid	$233	$339

See accompanying notes.

CALIPER TECHNOLOGIES CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003
(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The condensed consolidated balance sheet at December 31, 2002 has been derived from audited financial statements as of that date. For further information, refer to the financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2002 filed by Caliper Technologies Corp.

PRINCIPLES OF CONSOLIDATION

     Caliper’s condensed consolidated financial statements as of June 30, 2003 include the accounts of Caliper Europe GmbH, Caliper’s wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates and Reclassifications

     The preparation of financial statements requires management to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, management evaluates its estimates, including those related to: investments; inventories; bad debts; collaborative, royalty and license arrangements; restructuring; income taxes; and litigation and other contingencies. Caliper bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates under different assumptions or conditions.

     Certain prior period amounts have been reclassified to conform to the current period presentation.

REVENUE RECOGNITION

     Revenue is earned from Caliper’s collaboration agreement with Agilent, Automated Drug Discovery systems, chips and datapoints, Automated Microfluidics Systems 90, Applications Developer Program, contract revenue for research and development services, and licensing and royalty agreements.

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

     In certain cases, customers will be charged on a datapoint pricing basis for their usage of chips. A datapoint is generated each time a Caliper instrument system introduces a sample into a chip through a sipper in order to perform a particular LabChip assay. Datapoints are these test-results that Caliper’s customers record when they use Caliper’s instruments. Caliper records datapoint revenues in the period that Caliper’s customers attain these datapoints and communicate such use to Caliper. Datapoint rates are contractually negotiated between Caliper and its customers. Caliper has contracted for $1.8 million in minimum datapoint fees from Amphora, a related party, for the twelve-month period ending November 30, 2003. To the extent, however, that Amphora does not generate the minimum number of datapoints by November 30, 2003 as contractually called for, Amphora is not obligated to make any further datapoint payments to Caliper until this minimum number of datapoints is achieved. Caliper has also contractually negotiated datapoint fees with four additional customers for 2003. Under minimum datapoint fee arrangements, datapoint revenues are recorded in the period the minimum applies. Caliper has no performance obligations with respect to these minimum fees.

     No sales made by Caliper include any return rights or privileges. Caliper has made no provision for sales returns allowances. Although Caliper has been commercially selling its instruments only since September 2001, Caliper has been developing these instruments since 1999. Many of the buyers of Caliper’s instruments are the same companies with whom Caliper was collaborating to develop these instruments between 1999 and September 2001. As such, these customers are very familiar with Caliper’s equipment, and management believes returns are therefore unlikely.

Contract Revenue

     Revenue from contract research and development services is recognized as earned based on the performance requirements of the contract. Nonrefundable contract fees for which no further performance obligations exist, and there is no continuing involvement by Caliper, are recognized on the earlier of when the payments are received or when collection is assured. Contract fees received in advance of work performed are recorded as deferred revenue. These upfront fee payments are recognized as revenue as the work is performed. Contract fees received that are related to substantive at-risk milestones are recognized when Caliper’s performance of the milestone under the terms of the contract is achieved and there are no further performance obligations.

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

     As part of the comprehensive settlement agreement with Aclara Biosciences entered into on January 7, 2001, Aclara is obligated to pay Caliper a minimum annual royalty of $2.5 million on licensed product sales in both 2002 and 2003, offset by quarterly royalty payments due on Aclara licensed instrument or LabCard product sales. For the three and six months ended June 30, 2003 and 2002, Caliper recognized $625,000 in the three month periods, and $1.25 million in the six month periods, in minimum royalties on Aclara sales of licensed instruments and LabCards.

Annual Maintenance Agreements

     Caliper does not include with the initial product purchase any element of a maintenance contract. No upgrades or operational support is included in such purchases. All the customer is entitled to receive is service in accordance with Caliper’s standard warranty, which is to provide replacement of defective goods. Caliper, to date, has not focused on selling additional maintenance contracts and has only sold two such contracts regarding early prototype instruments. These contracts provided access to upgrades to Caliper’s product, if and when available, and operational support. In the future, Caliper expects to offer maintenance agreements to customers for access to instrument system upgrades and overall instrument maintenance after the expiration of the one year limited warranty period. Revenue with respect to these maintenance contracts will be initially deferred and recognized ratably over the term of the contract.

NET INCOME (LOSS) PER SHARE

     Basic net income (loss) per share is calculated based on the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share would give effect to the dilutive effect of potential common shares consisting of stock options and warrants (calculated using the treasury stock method). Potentially dilutive securities have been excluded from the diluted earnings per share computations where they have an antidilutive effect due to Caliper’s net loss.

STOCK-BASED COMPENSATION

     Caliper recognizes employee stock-based compensation under the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” and related interpretations. Accordingly, no compensation expense is recognized in Caliper’s financial statements for stock options granted to employees, which had an exercise price equal to the fair value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if Caliper had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123” (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net loss:
As reported	$(9,542)	$(11,368)	$(19,510)	$(21,054)
Add: Stock-based employee compensation expense included in reported net loss	152	386	340	832
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards	(3,179)	(5,991)	(9,435)	(11,790)

Pro forma net loss	$(12,569)	$(16,973)	$(28,605)	$(32,012)

Net loss per share:
As reported:
Basic and diluted	$(0.39)	$(0.47)	$(0.79)	$(0.87)
Pro forma:
Basic and diluted	$(0.50)	$(0.70)	$(1.15)	$(1.32)

     Since options vest over several years and additional option grants are expected to be made in future years, the pro forma impact on the results of operations for the three and six months ended June 30, 2003 and 2002, respectively, is not necessarily representative of the pro forma effects on the results of operations for future periods.

OPTION EXCHANGE PROGRAM

     On October 16, 2002, Caliper announced that its Board of Directors approved a voluntary stock option exchange program for employees. Under the exchange program, employees were offered the opportunity to exchange outstanding stock options with exercise prices of $100 per share or lower for new stock options to be granted at an exercise price determined on the date the new stock options were granted. Participating employees received new stock options in exchange for outstanding stock options at an exchange ratio of one-for-one. In accordance with the exchange program, on November 19, 2002, Caliper cancelled approximately 1.96 million of its outstanding stock options. Caliper granted new options to purchase approximately 1.96 million shares of its common stock on May 20, 2003, the first business day that was six months and one day after the cancellation of the exchanged options. The exercise price per share of the new options is $3.63, the fair market value of Caliper’s common stock at the close of regular trading on May 19, 2003. The new stock options represent approximately 7.9% of the total shares of Caliper’s common stock outstanding as of June 30, 2003, and could have a dilutive impact on Caliper’s future earnings per share to the extent that the market price of Caliper’s common stock exceeds the exercise price of the new stock options granted on May 20, 2003.

NOTE 2 – INVENTORIES

     Inventories consist of the following (in thousands):

	June 30,	December 31,
	2003	2002

Raw material	$2,634	$3,614
Work-in-process	582	1,590
Finished goods	1,200	760

Total	$4,416	$5,964

NOTE 3 – COMPREHENSIVE LOSS

     The components of comprehensive loss for the three and six months ended June 30, 2003 and 2002 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net loss	$(9,542)	$(11,368)	$(19,510)	$(21,054)
Unrealized gain (loss) on securities	(295)	440	(320)	(1,180)
Foreign currency translation adjustments	27	—	27	—

Comprehensive loss	$(9,810)	$(10,928)	$(19,803)	$(22,234)

NOTE 4 – RELATED PARTY

     For the quarter ended June 30, 2003, Caliper recognized $551,000 in related-party revenue consisting of sales of Caliper 250 Drug Discovery system products, LabChips, and datapoints to Amphora Discovery Corp. Of the $551,000 in total revenue, $450,000 was in minimum datapoint revenues, $58,000 related to revenue recognized on the deferred gross profits on the sales of 21 Caliper 250 Drug Discovery systems to Amphora and the remaining $43,000 was for LabChip products and services. For the first six months of 2003, Caliper recognized $1.1 million in related-party revenue consisting of $900,000 in minimum datapoint revenues, $116,000 related to revenue recognized on the deferred gross profits on the sales of 21 Caliper 250 Drug Discovery systems and the remaining $121,000 for LabChip products and services. Caliper has deferred a total of $697,000, or 28% of the gross profit, on the 21 drug discovery systems sold to Amphora through December 31, 2002, which reflects Caliper’s retained ownership interest in the products sold to Amphora. No sales of drug discovery systems to Amphora were recorded in either the quarter or six months ended June 30, 2003. Caliper previously recognized $21,000 of this deferred gross profit in 2001 and $177,000 in 2002. The remaining $383,000 in deferred gross profit as of June 30, 2003 will be recognized as revenue ratably through September 2005 as Amphora records depreciation on its Caliper 250 Drug Discovery systems.

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

NOTE 5 – WARRANTY EXPENSE

     At the time revenue is recognized, Caliper establishes an accrual for estimated warranty expenses associated with sales, recorded as a component of cost of revenue. Caliper offers a one-year limited warranty on the automated drug discovery systems and a 90-day warranty on chips, which is included in the sales price of many of its products. These warranties are the only post-sale obligation Caliper has to its customers. Provision is made for estimated future warranty costs at the time of sale. As the majority of Caliper’s drug discovery system parts are purchased from original equipment manufacturers which provide one-year warranties already on these parts, Caliper has a warranty provision of $221,000 as of June 30, 2003 based on Caliper’s repair and warranty claims history and on the limited service cost to travel to the customer and maintain Caliper’s products under warranty. Caliper periodically assesses the adequacy of its recorded warranty liabilities and adjusts amounts as necessary. Caliper made a favorable warranty reserve adjustment in the amount of $66,000 reflected in the settlements and adjustments during the three months ended June 30, 2003.

     Changes in Caliper’s warranty obligation during the three and six months ended June 30, 2003 are as follows:

Balance, December 31, 2002	$265,000
Warranties issued during the first quarter of 2003	49,000
Settlements made during the first quarter of 2003	(27,000)

Balance, March 31, 2003	$287,000
Warranties issued during the second quarter of 2003	53,000
Settlements and adjustments made during the second quarter of 2003	(119,000)

Balance, June 30, 2003	$221,000

NOTE 6 – SIGNIFICANT CONCENTRATIONS

     In the second quarter of 2003, Agilent, one contract research partner and Aclara represented 42%, 12% and 11%, respectively, of total revenues. In the first six months of 2003, Agilent and Aclara represented 44% and 11%, respectively, of total revenues. In the second quarter of 2002, Agilent and Amphora represented 37% and 34%, respectively, of total revenues. In the first six months of 2002, Agilent and Amphora represented 33% and 29%, respectively.

     Agilent, one contract research partner and Serono represented 28%, 16% and 14%, respectively, of Caliper’s outstanding accounts receivable balance as of June 30, 2003. Amphora and Agilent represented 38% and 26%, respectively, of Caliper’s outstanding accounts receivable balance as of June 30, 2002.

NOTE 7 – LITIGATION

     Commencing on June 7, 2001, Caliper and three of its officers and directors (David V. Milligan, Daniel L. Kisner and James L. Knighton) were named as defendants in three securities class action lawsuits filed in the United States District Court for the Southern District of New York. The cases have been consolidated under the caption In re Caliper Technologies Corp. Initial Public Offering Securities Litigation, 01 Civ. 5072 (SAS) (GBD). Similar complaints were filed in the same Court against hundreds of other public companies that conducted IPOs of their common stock since the late 1990s (the “IPO Lawsuits”). On August 8, 2001, the IPO Lawsuits were consolidated for pretrial purposes before United States Judge Shira Scheindlin of the Southern District of New York. Together, those cases are denominated In re Initial Public Offering Securities Litigation, 21 MC 92(SAS). On April 19, 2002, a Consolidated Amended Complaint was filed alleging claims against Caliper and the individual defendants under Sections 11 and 15 of the Securities Act of 1933, and under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as well as Rule 10b-5 promulgated thereunder. The Consolidated Amended Complaint also names certain underwriters of Caliper’s December 1999 initial public offering of common stock. The Complaint alleges that these underwriters charged excessive, undisclosed commissions to investors and entered into improper agreements with investors relating to aftermarket transactions. The Complaint seeks an unspecified amount of money damages. Caliper and the other issuers named as defendants in the IPO Lawsuits moved on July 15, 2002 to dismiss all claims on multiple grounds. By Stipulation and Order dated October 9, 2002, the claims against Messrs. Milligan, Kisner and Knighton were dismissed without prejudice. On February 19, 2003, the Court granted Caliper’s motion to dismiss all claims against it. Plaintiffs were not given the right to replead the claims against Caliper; the time to appeal the dismissal has not yet expired. In May 2003, a Memorandum of Understanding was executed by counsel for plaintiffs, issuers and their insurers setting forth the terms of a settlement that would result in the termination of all claims brought by plaintiffs against the issuers and individual defendants named in the IPO Lawsuits. On July 7, 2003, a Special Litigation Committee of the Caliper Board of Directors approved the settlement terms described in that Memorandum of Understanding. Final documentation of the settlement has not yet been prepared. The settlement will be subject to numerous conditions, including approval by Judge Scheindlin.

     On April 16, 2002, Caliper filed a lawsuit against Molecular Devices Corporation in the United States District Court for the Northern District of California. In that case, Caliper Technologies Corp. v. Molecular Devices Corporation, No. C-02-1837 (N.D. Cal.), Caliper asserts that Molecular Devices Corp.’s IMAP and Reagent Assay Kits willfully infringe one or more claims of United States Patent No. 6,287,774, which Caliper owns. Caliper’s complaint seeks both injunctive relief precluding further infringement of the patent and damages. The answer to the Complaint was filed on May 8, 2002 and asserts a counterclaim seeking a declaratory judgment that the patent is not infringed and is invalid. Caliper believes the counterclaim to be without merit. In late 2002, Caliper successfully moved the court to add a newly-issued patent, U.S. Patent No. 6,472,141, to the lawsuit, alleging that the same accused devices infringe one or more of the claims of that patent. The answer to Caliper’s First Amended Complaint was filed on December 17, 2002, and asserts a counterclaim seeking a declaratory judgment that both Caliper patents are invalid, unenforceable and not infringed. Caliper believes the Amended Counterclaim to be without merit. On January 28, 2003, Caliper filed a motion for preliminary injunction, which was scheduled to be heard in May 2003, but deferred by the court pending a patent claim construction hearing. The claim construction hearing occurred at the end of June 2003, but no ruling has yet to be issued. Discovery is underway, and no trial date has been set by the Court.

NOTE 8 – RECENT ACCOUNTING PRONOUNCEMENTS

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

     In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (SFAS 149), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends SFAS 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires contracts with similar characteristics to be accounted for on a comparable basis. Caliper is in the process of assessing the effect of SFAS 149 and does not expect the adoption of the statement, which will be effective for contracts entered into or modified after June 30, 2003, to have a material effect on its financial condition or results of operations.

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (SFAS 150), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 establishes standards on the classification and measurement of financial instruments with characteristics of both liabilities and equity. SFAS 150 will become effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS 150 has not had a material effect on Caliper’s financial condition or results of operation

NOTE 9 – RESTRUCTURING ACTIVITIES

     On May 6, 2003, due to the continuing broad economic slowdown and reduced research and development spending by biopharmaceutical companies, we conducted a reduction in force that resulted in a further downsizing of our employee work force by 26 people, or approximately 10%. We believed this planned action, which was independent of the Zymark acquisition, was necessary to better align Caliper’s organizational structure with these depressed market conditions and customer demand. Previously, in September 2002, we had conducted our first reduction in force that resulted in a downsizing of our employee work force by 28 people that was completed prior to December 31, 2002. The reductions in both September 2002 and May 2003 were primarily in our research and development staff where we continue to change the focus of our product development and technology research to align more with the changing needs of our customers. We incurred a charge of $322,000 in the second quarter of 2003 for severance payments and related benefits, with all employee separations completed and payments distributed by the end of June 2003.

     On August 5, 2003, we conducted a reduction in force that will downsize our workforce by approximately 50 positions, or 9% of the total headcount of Caliper and the newly acquired Zymark. The reduction is part of ongoing integration efforts to eliminate redundancies and increasing organizational efficiencies within our newly combined company. Of the 50 positions, 38% are occurring in August 2003 with the remainder to take place by the end of December 2003. While most functional groups were included in this consolidation effort, the Research and Development organization remained unchanged pending further strategy and product priority decisions that will be made in the second half of 2003. As a result of the August 2003 reduction in force, we expect to incur a restructuring charge of approximately $867,000 by the end of the year.

NOTE 10 – SUBSEQUENT EVENTS

     On June 9, 2003 we announced a definitive agreement to acquire Zymark Corporation, a privately held, leading provider of laboratory automation, liquid handling and robotics solutions to the life sciences, biotechnology and pharmaceutical industries. We completed this acquisition on July 14, 2003 for approximately $57.0 million in cash and 3.15 million shares of our common stock with an aggregate value of $16.9 million based on our closing stock price on the date of acquisition. In the event that Zymark meets specified sales targets, we will issue an additional 1.575 million shares to the seller as part of the sales price.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 2003 and for the three and six month periods ended June 30, 2003 and June 30, 2002 should be read in conjunction with our financial statements included in this Quarterly Report on Form 10-Q and Management’s Discussion and Analysis of Financial Condition and Results of Operations and our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2002.

     The discussion in this report contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. We have attempted to identify these statements by the use of words such as “expect,” “plan,” “intend” and other similar words denoting future events. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to these differences include those discussed in “ — Factors Affecting Operating Results” below as well as those discussed elsewhere. The cautionary statements made in this report should be read as applying to all related forward-looking statements wherever they appear in this report.

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

     Since our inception, we have incurred significant losses and, as of June 30, 2003, we had an accumulated deficit of $105.1 million. Our losses have resulted principally from costs incurred in research and development, manufacturing scale-up, and from sales, general and administrative costs associated with our operations. We expect to continue to incur substantial research and development, manufacturing scale-up and sales, general and administrative costs. As a result, we will need to generate significantly higher revenue to achieve profitability.

     During the quarter ended June 30, 2003, total revenue decreased by 19% largely due to a decline in revenue from Amphora as a result of no Caliper 250 system sales to Amphora in the first six months of 2003 and completion of most contracted services to Amphora in 2002. In the first 13 months of its operation, from September 2001 through September 2002, Amphora purchased 21 Caliper 250 drug discovery systems from us in order to create and build their commercial database. As a result, we do not expect them to buy more than one Caliper 250 in 2003. Rather, we expect the bulk of their purchases will be for chips and parts along with contractual datapoint revenue of approximately $750,000 in the second half of 2003. Additionally, Amphora is not obligated to make any further datapoint payments to us until they have generated the number of datapoints, either in 2003 or subsequent years, that Amphora is entitled to as a result of the following payments they are required to pay us: a) $1.8 million minimum datapoint payment for the 12 months ending November 30, 2003; and b) any payment made pursuant to a $2.2 million deferred contingent obligation through quarterly payments based on Amphora’s revenue or commissions earned by Amphora for marketing assistance. If Amphora generates fewer datapoints than the number to which they are entitled due to the minimum payment and any contingent payments made, our future datapoint revenues will be adversely affected to the extent of this shortfall. In December 2002, Amphora raised additional capital in a financing that reduced Caliper’s original ownership from 28% to approximately 13%. Caliper’s gross profit on sales of Caliper’s drug discovery systems after December 2002 will be deferred at the new 13% ownership interest level with no change in Caliper’s method of accounting for Amphora. Prior to this financing, Caliper deferred 28% of gross profits on sales of Caliper’s drug discovery systems. The deferred amount is recognized as revenue as Amphora records depreciation on its Caliper 250 Drug Discovery systems.

     Revenues from sales of the Agilent 2100 Bioanalyzer products increased 5% in the second quarter and 31% for the first six months of 2003 compared to their respective periods last year as we continue to experience growth in both Bioanalyzer instrument placements and chip sales. In future periods, however, we anticipate a higher percentage of Bioanalyzer products growth to be generated by chip sales as the market for Bioanalyzer instrument placements matures.

     To date we have generated a substantial portion of our revenue from a limited number of sources. During the quarter ended June 30, 2003, Agilent alone accounted for 42% of our total revenue and 46% of our product revenue, and Amphora accounted for 9% of our total revenue and 16% of our product revenue. During the comparable second quarter of 2002, Amphora alone accounted for 34% of our total revenue and 46% of our product revenue, and Agilent alone accounted for 37% of our total revenue and 33% of our product revenue. Although we are seeking to expand our customer base, we cannot provide any assurance that these efforts will be successful. Additionally, although Amphora is scheduled to purchase the one remaining Caliper 250 drug discovery instrument by December 31, 2003 as required under the Amended LabChip Solutions Agreement with them, we have not as yet received a purchase order for this purchase. Amphora has no further obligation to purchase instruments from us following this one remaining instrument. In addition, there can be no assurance that our customers who participated in our Technology Access Program prior to our conversion to a commercial products business will continue to buy Caliper products or services at historical levels, or at all, now that all purchase obligations by these customers were met as of March 31, 2003.

     Under our collaboration agreement, Agilent funds our research and development expenditures related to the collaboration, reimburses us for our costs of supplying chips and reagents to Agilent and pays us a share of the gross margin earned on all components of LabChip systems they sell. We record revenue from development and support activities under our collaboration agreement in the period in which the costs are incurred. We report direct costs associated with this contract as research and development expense. We recognize revenue related to the reimbursement of costs for the supply of chips and reagents to Agilent upon shipment and we recognize the related costs as components of cost of sales. We recognize as revenue our share of gross margin on components of the Agilent 2100 Bioanalyzer system sold by Agilent upon shipment to the end user. Agilent began marketing and sales efforts for the Agilent 2100 Bioanalyzer in late 1999. Sales of new and innovative instrumentation such as the Agilent 2100 Bioanalyzer involve a long sales cycle, requiring customer training and demonstration periods. Sales of the Agilent 2100 Bioanalyzer products increased 31% in the first six months of 2003 as compared to the same period last year indicating, we believe, a continued growing market acceptance of this technology. However, in the quarter and six months ended June 30, 2003, research and development funding from Agilent both declined 25% as compared to the same periods in 2002 as we have now completed the development programs related to the Agilent 2100 Bioanalyzer product line. We anticipate research and development funding from Agilent to decline further in 2003 as Agilent continues to focus their product development programs. We expect this decrease will be offset, in part, by research and development funding from our collaboration with Bio-Rad Laboratories signed in early June 2003.

     In May 2002, we notified Agilent of our election to terminate the agreement between the companies, effective as of May 8, 2003. However, pursuant to the agreement certain terms survive this termination. Though the relationship with Agilent is changing, there will be no impact to the margin sharing between the two companies until the end of 2004. However, Agilent can reduce product development funding at any time as they make independent decisions on their product lines. If we do not enter into a new agreement, then under the surviving terms of the existing agreement the parties’ relationship has changed, including as follows:

•	we could cease to receive development funding for new products;

•	we have granted Agilent a non-exclusive, royalty-bearing license to use the lab-on-a-chip technologies that we have developed up to May 8, 2003 in order to develop, make and sell products in substantially the same field that applied during the collaboration;

•	upon request by Agilent, we will also transfer chip manufacturing know-how over a limited period of time; and

•	we will receive royalties on Agilent’s sales of systems that employ our patented technologies.

     Beginning in November 2003, both Caliper and Agilent will have the right to sell collaboration products, with reciprocal supply arrangements. Given the success of the Agilent 2100 Bioanalyzer products and the changing relationship between Caliper and Agilent, we are actively working to expand the number and scope of our commercial partnerships.

     On June 9, 2003 we announced a definitive agreement to acquire Zymark Corporation, a privately held, leading provider of laboratory automation, liquid handling and robotics solutions to the life sciences, biotechnology and pharmaceutical industries. We completed this acquisition on July 14, 2003 and have already begun to actively integrate our two operations. We anticipate this acquisition will allow us to leverage our microfluidic LabChip technology and product discovery engine with Zymark’s proven substantial commercial organization focused on laboratory automation. We expect the acquisition will result in a state-of-the-art, comprehensive portfolio of laboratory automation products with a global commercial infrastructure to provide customers with highly innovative solutions for accelerating drug discovery and development in the life sciences, pharmaceutical and biotechnology industries. We acquired Zymark Corporation for approximately $57.0 million in cash and 3.15 million shares of our common stock with an aggregate value of $16.9 million based on our closing stock price on the date of acquisition. In the event that Zymark meets specified sales targets, we will issue an additional 1.575 million shares to the seller as part of the sales price.

     On May 6, 2003, due to the continuing broad economic slowdown and reduced research and development spending by biopharmaceutical companies, we conducted a reduction in force that resulted in a further downsizing of our employee work force by

26 people, or approximately 10%. We believed this action, which was independent of the Zymark acquisition, was necessary to better align Caliper’s organizational structure with these depressed market conditions and customer demand. Previously, in September 2002, we had conducted our first reduction in force that resulted in a downsizing of our employee work force by 28 people with an expected annualized savings of $2.0 million. The reductions in both September 2002 and May 2003 were primarily in our research and development staff where we continue to change the focus of our product development and technology research to align more with the changing needs of our customers. We incurred a charge of $322,000 in the second quarter of 2003 for severance payments and related benefits, all of which was paid by the end of June 2003. We expect to realize approximately $2.6 million in annualized savings from this employee downsizing action in May 2003. Going forward, on a combined basis, we expect these two actions to generate approximately $4.6 million in annualized savings.

     On August 5, 2003, we announced a reduction in force that will downsize our workforce by approximately 50 positions, or 9% of our total headcount of Caliper and the newly acquired Zymark. The reduction is part of ongoing integration efforts to eliminate redundancies and increasing organizational efficiencies within our newly combined company. Of the 50 positions, 38% are occurring in August 2003 with the remainder to take place by the end of December 2003. While most functional groups were included in this consolidation effort, the Research and Development organization remained unchanged pending further strategy and product priority decisions that will be made in the second half of 2003. Also, upon acquiring Zymark, we moved our corporate headquarters from Mountain View, California to Zymark’s headquarters in Hopkinton, Massachusetts. While some sales and administrative functions will move to the new headquarters immediately, other functions will remain at both sites to facilitate the close of the current fiscal year in December. As a result of the reduction in force, we expect to incur a restructuring charge of approximately $867,000 by the end of the year.

Results of Operations

Three and Six Months Ended June 30, 2003 and 2002

     Revenue. Total revenue was $5.9 million for the three months ended June 30, 2003, compared to $7.2 million for the three months ended June 30, 2002. The decline in total revenue was primarily due to an anticipated $1.9 million decrease in sales to Amphora as well as $221,000 in lower revenue under our commercial collaboration with Agilent. Offsetting these declines were increases of $385,000 from sales of our drug discovery products and $354,000 from increased contract services from our corporate partnerships. For the six months ended June 30, 2003, total revenue was $11.5 million as compared to $14.3 million in the comparable period last year. The decline in total revenue was again primarily due to an anticipated $3.0 million decrease in sales to Amphora with $627,000 in lower sales of our drug discovery products. Offsetting these declines were increases of $261,000 under our commercial collaboration with Agilent and $589,000 from increased contract services from our corporate partnerships.

     Product revenue was $3.4 million and $6.9 million, respectively, for the three and six months ended June 30, 2003, compared to $4.5 million and $9.0 million, respectively, in the same periods of 2002. Product revenue from unrelated customers increased by $462,000 and $177,000, respectively, in the three and six months ended June 30, 2003 over the same periods in 2002. For the quarter ended June 30, 2003, the increases in product revenue from unrelated parties was due to higher unit sales of our drug discovery products with datapoint revenues increasing by $166,000 over the same period in 2002. For the six months ended June 30, 2003, unit sales of our drug discovery products declined offset by increased datapoint revenue of $282,000 over the same period in 2002. Additionally, product sales increased 5% and 31%, respectively, in the three and six months ended June 30, 2003 under our commercial collaboration with Agilent over the same periods in 2002. Related-party product revenue was $548,000 and $1.1 million for the three and six months ended June 30, 2003, compared to $2.1 million and $3.4 million, respectively, in the same periods of 2002. The declines were primarily due to no drug discovery system sales to Amphora in the first six months of 2003 as compared to three and five system sales to Amphora in the three and six months ended June 30, 2002, respectively. Datapoint revenue from Amphora was $450,000 and $900,000 for the three and six months ended June 30, 2003, respectively, as compared to $500,000 and $1.0 million in the same periods last year. Datapoint revenues from all customers were approximately 19% of total product revenues for both the three and six months ending June 30, 2003 and approximately 12% and 13%, respectively, of total product revenues for the same periods of 2002.

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

     License fees and contract revenues decreased to $2.4 million and $4.6 million for the three and six months ended June 30, 2003, compared to $2.7 million and $5.2 million for the same periods in 2002. These declines were primarily due to deceases of $368,000 and $724,000, respectively, for the three and six months ended June 30, 2003, in assay and application development services to Amphora, as most contracted services were completed in 2002. Contract fees to unrelated parties were essentially unchanged as the 25% reduction in research and development services to Agilent for both the three and six months ended June 30, 2003 were offset by increases in research and development services funded by our other corporate partnerships. We anticipate minimal contract revenues from Amphora during the rest of 2003, with research and development funding from Agilent to also decline significantly as they further focus their product development programs. Licensing fees were $625,000 and $1.25 million, respectively, in the three and six months ended June 30, 2003 and 2002, both resulting from the licensing of the Ramsey family of patents to Aclara Biosciences which ends in 2003.

     Beginning on July 14, 2003, the date we acquired Zymark, Zymark revenues are being consolidated with our revenues. Zymark had revenues of $65.4 million in 2002 and $23.4 million in the first six months of 2003. However, Zymark’s historical revenues are highly seasonal and are not necessarily indicative of Zymark’s revenues for the rest of 2003 and thereafter.

     Cost of Product Revenue. Cost of product revenue represents manufacturing costs incurred in the microfluidic instrument and chip production process, including component materials, assembly labor and overhead, packaging and delivery cost. Cost of products sold decreased to $2.5 million and $4.8 million for the three and six months ended June 30, 2003, respectively, as compared to $3.3 million and $5.9 million for the same periods last year. The declines were driven primarily by lower costs resulting from reduced product sales to Amphora and significantly reduced warranty costs in the second quarter of 2003 compared to the same period of 2002. Offsetting these declines in part were higher costs resulting from higher unit sales of our drug discovery products in the quarter ending June 30, 2003 and higher product sales volumes under our collaboration with Agilent in both the quarter and six months ending June 30, 2003. Cost of products sold from related party sales to Amphora was $60,000 and $138,000 for the three and six months ended June 30, 2003, compared to $1.4 million and $1.8 million for the same periods in 2002. In the second quarter and first six months of 2003, we had no drug discovery system sales to Amphora, as compared to two and five system sales to Amphora in the same periods of 2002. Datapoint revenues, with their minimal associated costs to us, were 82% and 80%, respectively, of Amphora product revenues in the second quarter and first six months of 2003 as compared to only 24% and 29% in the same periods last year. We also had minimal warranty costs in the cost of related party product revenue during the three and six months ended June 30, 2003 as compared to $276,000 in warranty costs in the related party cost of product revenue all incurred in the second quarter of 2002. As a result, the gross margins on total revenues from Amphora were 89% and 88% for the three and six months ended June 30, 2003, as compared to 42% and 55% for the same periods in 2002. Cost of all other products sold was $2.4 million and $4.6 million for the three six months ended June 30, 2003, compared to $1.9 million and $4.0 million in the same periods last year. The increases were driven by higher costs associated with increased unit sales of our drug discovery products in the quarter ended June 30, 2003 and increased product volumes of Agilent 2100 products in both the quarter and six months ended June 30, 2003, offset in part by lower costs from reduced sales of drug discovery systems for the first six months of 2003. Total warranty costs was a contra-expense of $12,000 in the second quarter of 2003 including a favorable adjustment to our warranty reserve of $66,000 in the second quarter reflecting the decline in warranty claims and costs. Due to the adjustment to our warranty reserve, our total warranty costs for the six months ended June 30, 2003 were $37,000. By comparison, total warranty costs were $616,000 in both the three and six months ended June 30, 2002. Also datapoints, again with their minimal associated costs to us, were 8% and 7% of unrelated product revenues in the second quarter and first six months of 2003 as compared to 2% in both the same periods last year. As a result, gross margins on total revenues from unrelated customers were 55% for both the three and six months ended June 30, 2003, as compared to 60% in both the same periods of 2002. Gross margins were adversely impacted during the first half of 2003 by the ratio of increased collaboration product sales volume, where the margins are shared with Agilent, as compared to lower Caliper product volumes with their higher margins to us. Product mix will continue to affect our future gross margins as we earn a higher return from our own products sold as opposed to sharing gross margin revenues on collaboration products with Agilent.

     Research and Development Expenses. Research and development expenses consist primarily of salaries and related personnel costs, fees paid to consultants and outside service providers for chip development, material costs for prototype and test units, intellectual property prosecution, and other expenses related to the design, development, testing and enhancement of our products. We expense our research and development costs as they are incurred. Research and development expenses decreased to $8.8 million and $18.2 million, respectively, during the three and six months ended June 30, 2003, compared to $11.5 million and $22.5 million in the same periods of 2002. The decreases of $2.6 and $4.3 million, respectively, were primarily attributable to lower salary and related personnel costs resulting from a 33% decline in the number of research and development personnel as of June 30, 2003 as compared at June 30, 2002 as well as reduced technical services and supplies costs. Of the decreased costs in the second quarter, $1.5 million was related to salaries and related benefit costs for research personnel, $658,000 in reduced outside technical services, $415,000 in lower laboratory supplies costs, and $244,000 in lower facilities costs allocated to research and development, offset in part by $279,000 increase in fees for intellectual property prosecution. Of the decreased costs in the first six months of 2003, $2.8 million was related to salaries and related benefit costs for research personnel, $1.1 million in reduced outside technical services, $956,000 in lower laboratory supplies costs, and $284,000 in lower allocated facilities costs, offset in part by $572,000 increases in fees for intellectual property prosecution and $313,000 increase in depreciation costs.

     Our research and development focus has been on product development in the areas of new applications, microfluidic instruments with expanded capabilities and our genomic analysis systems. In the future, we intend to focus our LabChip technology development efforts on a narrow range of applications based on customer demand. We also will continue to make investments intended to advance and refine our manufacturing processes in order to improve the functionality and reliability of our chips and instruments. We expect to continue our efforts in these areas of research and development even though the outcomes of these projects are inherently uncertain. We will also continue to revise our research and development focus and priorities to match the economic climate and the research and development spending by biopharmaceutical companies that we believe will affect the demand for our microfluidic products. We expect research and development spending to decline in 2003 as compared to 2002 as a result of our downsizing in September 2002 and in May 2003 and reduced discretionary spending with our microfluidic research and product development efforts, offset in part by modest research and development programs by Zymark mainly in the areas of laboratory automation and robotic systems. We expect research and development spending to expand in subsequent years based on customer demand, market conditions, and our commercial growth.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, recruiting expenses, marketing and product promotional costs, professional fees, and other corporate expenses including business development and general legal activities. Selling, general and administrative expenses decreased slightly to $4.7 million and $9.3 million, respectively, in the three and six months ended June 30, 2003, compared to $4.8 million and $9.5 million in the same periods of 2002. The decrease in the quarter ended June 30, 2003 was primarily due to lower product marketing expense of $410,000 and lower legal fees and expenses of $149,000, offset by higher salaries and related employee expenses of $440,000 as compared to the same period last year. The decrease in the first six months of 2003 as compared to the same period of 2002 was primarily due to lower consultant and outside services costs of $353,000, lower product marketing expense of $302,000, lower administrative expenses of $209,000 and lower legal expenses of $128,000, offset by higher salaries and related employee expenses of $766,000. We expect marketing and product promotion expenses to increase over the next several years to support the more global commercialization of our products utilizing the trained sales force and commercial infrastructure the acquisition of Zymark has brought us. We anticipate general administrative expenses to increase only as revenue grows but at a lesser rate on a percentage basis. Offsetting these increases, to the extent the integration of the recently acquired Zymark Corporation identifies redundancies, selling, general and administrative expenses and personnel may be reduced to promote greater efficiencies.

     Amortization of Deferred Stock Compensation. Deferred stock compensation represents the difference, at the date of grant, between the deemed fair value of our common stock for accounting purposes and the exercise price of options. This amount is being amortized over the respective vesting periods of the individual stock options using the graded vesting method. We recorded amortization of deferred compensation of $152,000 and $340,000, respectively, for the three and six months ended June 30, 2003, compared to $386,000 and $832,000 for the same periods of 2002. We expect to record amortization expense for deferred compensation as follows: $203,000 for the remainder of 2003, and $94,500 during 2004. The amount of deferred compensation expense to be recorded in future periods may further decrease if unvested options for which deferred compensation has been recorded are subsequently canceled.

     Interest Income, Net. Interest income, net, consists of income from our cash and investments offset by expenses related to our financing obligations. Interest income, net, was $1.1 million and $2.0 million, respectively, for the three and six months ended June 30, 2003, compared to $1.8 million and $4.3 million for the same periods of 2002. The decrease primarily resulted from declining interest rate yields and, to a lesser extent, the lower cash, cash equivalents and marketable securities balances during the second quarter and six months of 2003 as compared to the same periods in 2002. Partially offsetting these declines was realized gains of $334,000 generated by the sale of marketable securities in our investment portfolio. In June 2003, in anticipation of Caliper’s purchase of Zymark, we began to convert a portion of our short-term marketable securities portfolio to cash and cash equivalents, and the sale of these securities generated this non-recurring gain. Until late last year, we had a number of investments that were locked in at higher interest levels. These have now matured, and we have had to reinvest the funds at more current interest rates that are significantly lower. We expect interest income, net, to be substantially lower in future periods due to the use of approximately $57.0 million of cash in July 2003 to acquire Zymark.

     Other Expense/(Income), Net. Other gain of $1,000 for the three months ended June 30, 2003 was proceeds from sale of surplus materials. Other loss, net, of $34,000 for the six months ended June 30, 2003 was our loss on disposal of surplus manufacturing equipment no longer needed in our operations, offset by the $1,000 gain on sale of surplus materials. Other expense of $458,000 and $924,000, respectively, for the three and six months ended June 30, 2002 represents mark-to-market change in the fair value of the 900,000 shares of Aclara common stock we held through October 2002 as part of our litigation settlement with Aclara. This mark-to-market change in the fair value was subsequently offset in October 2002 when we exchanged this common stock for full payment from Aclara in accordance with the litigation settlement.

LIQUIDITY AND CAPITAL RESOURCES

     Our cash, cash equivalents and marketable securities were $135.5 million at June 30, 2003 compared to $154.3 million at December 31, 2002. We used cash of $17.5 million for operations for the six-month period ended June 30, 2003 as compared to $24.2 million for the comparable period in 2002. Cash used in operating activities in the six months ended June 30, 2003 consisted primarily of the net loss of $19.5 million, plus aggregate current asset and liability changes of $1.6 million, primarily increases in accounts receivable and prepaid expenses of $3.3 million offset in part by a decrease in inventories of $1.5 million, offset in part by depreciation and amortization expense of $3.2 million. Cash used in the six months ended June 30, 2002 consisted primarily of the net loss of $21.1 million, changes in operating assets and liabilities of $6.7 million, offset in part by non-cash charges of $3.5 million related to amortization of deferred stock compensation and depreciation and amortization expense. We also have $2.8 million in a market rate account at June 30, 2003 pledged for facilities deposits compared to $3.2 million at June 30, 2002.

     Net cash provided by investing activities was $57.5 million for the six months ended June 30, 2003 as compared to $17.0 million for the comparable period in 2002. Net cash provided by investing consists primarily of proceeds from sales and maturities of marketable securities offset by purchases of marketable securities as well as capital expenditures. We sold a large amount of our marketable securities in the latter part of June 2003 in order to obtain the cash we used for the acquisition of Zymark in July 2003. We used $444,000 and $4.1 million for the purchase of property and equipment in the first six months of 2003 and 2002, respectively.

     Net cash used in financing activities was $572,000 for the six months ended June 30, 2003 as compared to net cash provided by financing activities of $1.1 million for the comparable period in 2002. Net cash used in financing activities for the six months ended June 30, 2003 consisted of $1.3 million in repayments of sale-leaseback arrangements, offset by $756,000 proceeds from employee stock purchase plan and option exercises. Net proceeds from financing activities for the same period ended June 30, 2002 consisted of $1.4 million proceeds from employee stock purchase plan and option exercises and $822,000 proceeds from sale-leaseback arrangements, offset by repayments of sale-leaseback arrangements of $1.1 million. Separately, on July 14, 2003, we acquired Zymark Corporation for approximately $57.0 million and the issuance of 3.15 million shares of our common stock with an aggregate value of $16.9 million based on our closing stock price on the date of acquisition.

     The following are contractual commitments at June 30, 2003 associated with debt and lease obligations (in thousands):

		Obligations Under
	Operating	Sale-Leaseback
	Leases	Arrangements

	(In thousands)
12-month periods ending June 30:
2004	$5,394	$2,326
2005	5,525	1,005
2006	5,628	26
2007	5,785	—
Thereafter	6,902	—

Total minimum lease and principal payments	$29,234	3,357

Amount representing interest		(288)

Present value of future payments		3,069
Current portion of sale-leaseback arrangements		(2,091)

Noncurrent portion of sale-leaseback arrangements		$978

     As of June 30, 2003, we have a non-cancelable purchase commitment in the amount of approximately $440,000 with our foreign supplier of our proprietary glass stock used in the manufacture of certain types of our chips. We also have minimum royalty obligations under separate license agreements with UT-Battelle, LLC and the Trustees of the University of Pennsylvania. Royalty obligations to UT-Battelle were $25,000 in the second quarter of 2003 and are expected to exceed the required minimum royalty amount of $53,000 for 2003 and through the remainder of the license. We also had sublicensing royalty obligations to UT-Battelle for a portion of our Aclara licensing revenue. UT-Battelle royalty and sublicensing royalty accruals were $43,000 and $250,000, respectively, as of June 30, 2003. We anticipate that during years 2004 through the remainder of the license with the Trustees of the University of Pennsylvania that the minimum royalty obligation under this license will exceed the earned royalty obligation. The minimum royalty obligation under this license was $15,000 each in the first and second quarter of 2003, and the royalty amount under this license is not expected to exceed the required minimum royalty for 2003 as well as is never expected to exceed $200,000 per year thereafter.

     Our capital requirements depend on numerous factors including market acceptance of our products, the resources we devote to developing and supporting our products, acquisitions and other factors. We expect to devote substantial capital resources to continue our research and development efforts, to expand our support and product development activities, and for other general corporate activities. Based on our long term strategic plan, we believe that our current cash balances, together with the revenue to be derived from our commercial partners and from the commercial sales of our microfluidic products and services will be sufficient to fund our operations at least through the year 2004. Our future capital requirements will depend on many factors, including, among others;

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

     •     the costs involved to integrate Zymark and Caliper’s operations;

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

     Many of our microfluidic technologies are still in the early stages of development, and our drug discovery systems incorporating these technologies have only recently been made commercially available. If our drug discovery systems do not gain further market acceptance, we will be unable to generate significant sales and our revenue will decline. The commercial success of our drug discovery systems will depend upon capital spending by our potential customers, and market acceptance of the merits of our drug discovery systems by pharmaceutical and biotechnology companies, academic research centers and other companies that rely upon laboratory experimentation. Market acceptance will depend on many factors, including:

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

     We currently have several assays in development including assays that measure many important activities of cells and proteins. We are developing line extensions that are particularly well suited for the evaluation of kinases, one of the largest focus areas of drug discovery efforts today. We are creating new tools to make it easier for our customers to develop their own custom assays in a microfluidic format. We are also developing kinase profiling and selectivity screening kits. If we are not able to complete the development of these applications and tools, or if we experience difficulties or delays, we may lose our current customers and may not be able to obtain new customers.

Our recent acquisition of the Zymark Corporation and other potential acquisitions may have unexpected consequences or impose additional costs on us.

     Our business is highly competitive and our growth is dependent upon market growth and our ability to enhance our existing products and introduce new products on a timely basis. One of the ways we may address the need to develop new products is through acquisitions of complementary businesses and technologies, such as our acquisition of Zymark Corporation. From time to time, we consider and evaluate potential business combinations both involving our acquisition of another company and transactions involving the sale of Caliper through, among other things, a possible merger or consolidation of our business into that of another entity. Acquisitions involve numerous risks, including the following:

•	difficulties in integration of the operations, technologies, and products of the acquired companies;

•	the risk of diverting management’s attention from normal daily operations of the business;

•	accounting consequences, including changes in purchased research and development expenses, resulting in variability in our quarterly earnings;

•	potential difficulties in completing projects associated with purchased in-process research and development;

•	risks of entering markets in which we have no or limited direct prior experience and where competitors in these markets have stronger market positions;

•	the potential loss of key employees of the acquired company;

•	the assumption of known and potentially unknown liabilities of the acquired company;

•	we may find that the acquired company or assets do not further our business strategy or that we paid more than what the company or assets are worth;

•	we may have product liability associated with the sale of the acquired company’s products;

•	we may have difficulty maintaining uniform standards, controls, procedures and policies;

•	our relationship with current and new employees and clients could be impaired;

•	the acquisition may result in litigation from terminated employees or third parties who believe a claim against us would be valuable to pursue;

•	our due diligence process may fail to identify significant issues with product quality, product architecture and legal contingencies, among other matters; and

•	insufficient revenues to offset increased expenses associated with acquisitions.

Acquisitions may also cause us to:

•	issue common stock that would dilute our current stockholders’ percentage ownership;

•	record goodwill and non-amortizable intangible assets that will be subject to impairment testing and potential periodic impairment charges;

•	incur amortization expenses related to certain intangible assets; or

•	incur large and immediate write-offs.

     We cannot assure you that our acquisition of Zymark Corporation and any future acquisitions will be successful and will not adversely affect our business. We must also maintain our ability to manage any growth effectively. Failure to manage growth effectively and successfully integrate acquisitions we make could harm our business.

We expect to incur future operating losses and may not achieve profitability.

     We have experienced significant operating losses each year since our inception and expect to incur substantial additional operating losses for at least the next two years, primarily as a result of a current sluggish economic climate, dampened research spending for many companies affecting our product sales and expected continuing expenses for manufacturing capabilities, research and product development costs and general and administrative costs. We may never achieve profitability. As of June 30, 2003, we had an accumulated deficit of approximately $105.1 million. Our losses have resulted principally from costs incurred in research and development, product marketing and from general and administrative costs associated with our operations. These costs have exceeded our interest income and revenue which, to date, have been generated principally from product sales, collaborative research and development agreements, technology access fees, cash and investment balances and, to a lesser extent, government grants.

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

     Zymark has experienced variations in the amount of time it takes it to sell its products. The timing of capital equipment purchases by customers is expected to continue to be uneven and difficult to predict. Several of Zymark’s products represent major capital purchases for customers with the price of Zymark products ranging up to $2.0 million. Accordingly, customers may take several months to evaluate Zymark products. In addition, a significant portion of Zymark’s revenues is typically derived from sales of a small number of relatively high-priced products. Purchases are generally made by purchase orders and not long-term contracts. Delays in receipt of anticipated orders for higher-priced products could lead to substantial variability from quarter to quarter. Furthermore, Zymark has historically received purchase orders and shipped a significant portion of each quarter’s product orders near the end of the quarter. If that pattern continues, even short delays in the receipt of orders or shipment of products at the end of a quarter could result in shipment during the next quarter, which could have a material adverse effect on results of operations for that quarter.

     If revenue declines in a quarter, whether due to a delay in recognizing expected revenue or otherwise, our earnings will decline because many of our expenses are relatively fixed. In particular, research and development and general and administrative expenses and amortization of deferred stock compensation are not affected directly by variations in revenue.

Because a small number of customers and Agilent have accounted for, and may continue to account for, a substantial portion of our revenue, our revenue could decline due to the loss of one of these customers or the termination of our agreement with Agilent.

     Historically, we have had very few customers and one commercial partner, Agilent, from which we have derived the majority of our revenue and, if we were to lose any one of these, our revenue would decrease substantially. For the six months ended June 30, 2003, Agilent alone represented 44% of total revenues, and Aclara, Amphora and one other customer collectively accounted for 29% of total revenues. For the year ended December 31, 2002, Agilent represented 39% of total revenues and Amphora accounted for 24% of total revenues with three other customers combined representing 25% of total revenues. Our commercial relationship with Agilent is currently in flux, as we have terminated our agreement with them and so are operating only under the surviving portions of that agreement. Although we anticipate that future sales of the Agilent 2100 Bioanalyzer system will further expand our revenue base, we expect that we will continue to rely on a few customers and on Agilent for the majority of our revenues from our micro-fluidic technologies. However, we acquired Zymark in July 2003, thereby acquiring new customers, which has allowed us to expand our customer base.

We are still early in the process of converting some customers from Technology Access Program agreements to purchasers of products and support services, and our revenue could be adversely impacted by this conversion.

     The final year of our Technology Access Program agreements with Eli Lilly and Amgen concluded in August 2002 and December 2002, respectively. In addition, the third and final year of our Technology Access Program agreement with Millennium, which began on March 24, 2000, concluded in the first quarter of 2003. It is too soon for us to know whether these former Technology Access Program customers will continue to purchase our products and support services at historic levels now that they have fully utilized their program conversion credits, or whether we will be able to replace this revenue with revenue from the sale of products to new customers. If our former Technology Access Program customers do not continue purchasing products and support services at their historic levels, or if we are not able to replace this revenue with sales to new customers, our overall revenue will be adversely affected.

We rely on Agilent to manufacture, market and distribute the Agilent 2100 Bioanalyzer, and our agreement with Agilent to manufacture, market and distribute the Agilent 2100 Bioanalyzer has terminated. Our revenue from the Agilent 2100 Bioanalyzer and LabChip development funding is dependent on Agilent’s success and continued investment in this product line.

     Agilent manufactured, marketed and distributed the Agilent 2100 Bioanalyzer under an agreement we entered into in May 1998, which agreement terminated in May 2003. Our revenues from the Agilent 2100 Bioanalyzer products will depend on Agilent continuing to develop, manufacture and market these products successfully and also depends significantly on Agilent’s continued performance despite the termination of this agreement. Although we believe that Agilent is financially motivated to continue to sell the Agilent 2100 Bioanalyzer under the terms of the agreement that govern following termination of the agreement, there can be no assurance that they will continue to sell the Agilent 2100 Bioanalyzer. Sales of innovative instrumentation such as the Agilent 2100 Bioanalyzer involve a long sales cycle, requiring customer training and demonstration periods. Although sales of the Agilent 2100 Bioanalyzer continue to increase through the first half of 2003, we cannot predict whether this trend will continue at its current pace, if at all. If Agilent experiences manufacturing or distribution difficulties, does not actively market the Agilent 2100 Bioanalyzer, our future revenue from the Agilent 2100 Bioanalyzer may not be material. We also anticipate research and development funding from Agilent to continue to further decline from the levels we have already experienced in the first six months of 2003 through the remainder of the year. Agilent can reduce product development funding at any time as they make independent decisions on their product lines. If we do not negotiate a new agreement with Agilent, we could cease to receive development funding from Agilent for new products. Furthermore, the revenue we receive from Agilent for existing collaboration products may grow more slowly or decline.

Amphora Discovery Corp., a related party and key customer, is a development stage company and we have no assurance of its continued purchases of our products and services.

     Amphora, which is independently managed and funded, has a significant on-going relationship with Caliper. After Amphora’s December 2002 completion of a second private placement of securities with third party investors, our ownership in Amphora was reduced to approximately 13% from 28% on a fully diluted basis. Over time we expect that our ownership in Amphora will be further diluted, as we have no plans to make any future equity investments in Amphora. Due to the reduction in our percentage ownership of Amphora, we now have the right to appoint only one member to Amphora’s board. Amphora is currently our largest automated drug discovery customer representing 10% of our total revenue for the first six months in 2003. As a development stage company, there can be no assurances that Amphora will become commercially successful or that in the near term its business strategy will not change. If Amphora reduces its purchases of products and services or stops using our drug discovery systems, we could experience a significant decline in revenues. In connection with the completion of Amphora’s December 2002 financing, Caliper and Amphora agreed to a renegotiation of Amphora’s obligations under the LabChip Solutions Agreement. Under the renegotiated agreement, the companies agreed to restructure the $4 million minimum datapoint payment for 2003 as follows: Amphora agreed to purchase a minimum of $1.8 million of datapoints during the second year of the agreement beginning in December 2002 and over time to make up to $2.2 million of deferred payments to Caliper. These deferred payments are contingent upon Amphora’s future revenue generation, datapoint production and other conditions and can be satisfied by Amphora under three methods: i) quarterly payments to Caliper based on Amphora’s revenues; ii) commissions earned by Amphora as they provide certain marketing assistance to Caliper for Caliper’s instruments; and iii) additional datapoint payments if Amphora exceeds the certain minimum datapoint levels. Amphora will not be obligated to make any further datapoint payments to Caliper until it has generated the number of datapoints, either in 2003 or subsequent years, that Amphora is entitled to based upon a) the payment of the $1.8 million minimum required payment for the 12 month period ending November 30, 2003; and b) any payments pursuant to the $2.2 million deferred contingent obligation through quarterly payments based on Amphora’s revenue or commissions earned by Amphora for marketing assistance. If Amphora generates fewer datapoints than entitled due to the minimum payment and any contingent payments made, future datapoint revenues will be adversely affected to the extent of this shortfall. We also agreed to defer to December 31, 2003 Amphora’s obligation to purchase the one remaining Caliper 250 instrument of the 11 originally scheduled to be purchased by Amphora before December 31, 2002. In consideration for our agreement to this restructuring, Amphora issued to Caliper 2.5 million shares of Amphora preferred stock. We ascribed a nominal value of $25,000 to these shares as Amphora is a privately held research and development company.

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

     We rely on patents to protect a large part of our intellectual property and our competitive position, especially in our microfluidics business. In order to protect or enforce our patent rights, we may initiate patent litigation against third parties, such as the patent infringement suit against Molecular Devices Corporation as described under “Part II — Item 1. Legal Proceedings.” These lawsuits could be expensive, take significant time, and could divert management’s attention from other business concerns. They would put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing. We may also provoke these third parties to assert claims against us. Patent law relating to the scope of claims in the technology fields in which we operate is still evolving and, consequently, patent positions in our industry are generally uncertain. We cannot assure you that we will prevail in any of these suits or that the damages or other remedies awarded, if any, will be commercially valuable. During the course of these suits, there may be public announcements of the results of hearings, motions and other interim proceedings or developments in the litigation. If securities analysts or investors perceive any of these results to be negative, it could cause our stock price to decline.

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

     Although Agilent manufactures the Agilent 2100 Bioanalyzer, we manufacture the chips used in this instrument and also currently manufacture instruments and sipper chips for our drug discovery systems. We currently have limited manufacturing capacity for our LabChip and automated drug discovery system products and experience variability in manufacturing yields for chips and automated drug discovery products. If we fail to deliver chips and automated drug discovery products in a timely manner, our relationships with our customers could be seriously harmed, and revenue would decline. We currently have one manufacturing location in Mountain View, California, and Zymark has one manufacturing location located in Hopkinton, Massachusetts. The actual number of chips we are able to sell or use depends in part upon the manufacturing yields for these chips. We have only recently begun to manufacture significant numbers of sipper chips and are continuing to develop our manufacturing procedures for these chips. In order to offer sipper chips with more than four capillaries for drug discovery applications, we will need to continue to achieve consistently high yields in this process. We have experienced difficulties in manufacturing both our chips and instruments. We cannot assure you that manufacturing or quality problems will not arise as we attempt to scale-up our production of chips or that we can scale-up manufacturing in a timely manner or at commercially reasonable costs. If we are unable to consistently manufacture sipper chips or chips for the Agilent 2100 Bioanalyzer on a timely basis because of these or other factors, our product sales will decline. We are currently manufacturing drug discovery instruments in-house and in limited volumes. If demand for our drug discovery instruments increases significantly, we will either need to expand our in-house manufacturing capabilities or outsource to other manufacturers. Our ability to scale-up manufacturing may be compromised by uncertainty regarding the volume of chips for the Agilent 2100 Bioanalyzer that we will need to supply to Agilent in the future. As our exclusive collaboration with Agilent terminated in May 2003 pursuant to the notice we delivered to Agilent, Agilent now has the option to manufacture chips itself rather than continue to receive its supply of chips from Caliper. Accordingly, we face uncertainty regarding future demand for these chips from our manufacturing operations.

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

     We are highly dependent on the principal members of our management and scientific staff. The loss of services of any of these persons could seriously harm our product development and commercialization efforts. In addition, research, product development and commercialization will require additional skilled personnel in areas such as chemistry and biology, software engineering and electronic engineering. Our business is located in Silicon Valley, California, and, with the acquisition of Zymark, in the Boston metropolitan area, where demand for personnel with these skills is extremely high and is likely to remain high despite the current economic climate. As a result, competition for and retention of personnel, particularly for employees with technical expertise, is intense and the turnover rate for these people is high. If we are unable to hire, train and retain a sufficient number of qualified employees, our ability to conduct and expand our business could be seriously reduced. The inability to retain and hire qualified personnel could also hinder the planned expansion of our business.

If a natural disaster strikes our manufacturing facility we would be unable to manufacture our products for a substantial amount of time and we would experience lost revenue.

     We rely on a single manufacturing location to produce our chips and drug discovery systems, and a single location to produce Zymark’s laboratory automation and robotics systems, with no alternative facilities. These facilities and some pieces of manufacturing equipment are difficult to replace and could require substantial replacement lead-time. Our manufacturing facilities may be affected by natural disasters such as earthquakes and floods. Earthquakes are of particular significance since our microfluidic manufacturing facility is located in Mountain View, California, an earthquake-prone area. In the event our existing manufacturing facilities or equipment is affected by man-made or natural disasters, we would be unable to manufacture products for sale, meet customer demands or sales projections. If our manufacturing operations were curtailed or ceased, it would harm our business.

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

     Our stock has been trading on the Nasdaq National Market only since mid-December 1999. We initially offered our common stock to the public at $16.00 per share. Since then our stock price has been extremely volatile and has ranged, through August 8, 2003, from a high of approximately $202.00 per share on March 2, 2000 to a low of $2.71 per share both on January 28, 2003 and February 6, 2003. Our stock price may drop substantially following an investment in our common stock. We expect that our stock price will remain volatile as a result of a number of factors, including:

•	announcements by analysts regarding their assessment of Caliper and its prospects;

•	announcements by our competitors of complementary or competing products and technologies;

•	announcements of our financial results, particularly if they differ from investors’ expectations;

•	our ability to successfully integrate Zymark’s and Caliper’s operations; and

•	general market volatility for technology stocks.

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

     As of December 31, 2002, our directors, entities affiliated with our directors, our executive officers and principal stockholders beneficially own, in the aggregate approximately 31% of our outstanding common stock. Additionally, as a result of the Zymark Corporation acquisition on July 14, 2003, the Berwind Company LLC, a Delaware limited liability company owns approximately 11% of our outstanding common stock. These stockholders as a group are able to substantially influence the management and affairs of Caliper and, if acting together, would be able to influence most matters requiring the approval by our stockholders, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The concentration of ownership may also delay or prevent a change of control of Caliper at a premium price if these stockholders oppose it.

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

     Our equipment sale-leaseback financings, amounting to $3.1 million as of June 30, 2003, are all at fixed rates and, therefore, have minimal exposure to changes in interest rates. We have operated primarily in the United States and substantially all sales to date have been made in U.S. dollars. Accordingly, we have not had any material exposure to foreign currency rate fluctuations.

     Our primary investment objective is to preserve principal while at the same time maximizing yields without significantly increasing risk. Our portfolio includes money markets funds, commercial paper, medium-term notes, corporate notes, government securities, asset-backed securities, and corporate bonds. The diversity of our portfolio helps us to achieve our investment objective. As of June 30, 2003, approximately 37% of our investment portfolio is composed of investments with original maturities of one year or less and approximately 36% of our investment portfolio matures less than 90 days from the date of purchase.

     The following table presents the amounts of our cash equivalents and investments that may be subject to interest rate risk and the average interest rates as of June 30, 2003 by year of maturity (dollars in thousands):

	2003	2004	2005	Total

Cash and money market funds:
Fixed rate	$55,639	—	—	$55,639
Average interest rate	1.01%	—	—	1.01%
Available for sale marketable securities:
Fixed rate	$5,679	$44,790	$24,839	$75,308
Average interest rate	4.66%	4.22%	5.15%	4.50%
Variable rate	—	$3,278	$1,253	$4,531
Average interest rate	—	1.45%	1.30%	1.41%
Total securities	$61,318	$48,068	$26,092	$135,478
Average interest rate	1.34%	4.04%	4.91%	2.93%

     This differs from our position at December 31, 2002, which the following table presents (dollars in thousands):

	2003	2004	2005	Total

Cash and money market funds:
Fixed rate	$16,184	—	—	$16,184
Average interest rate	1.29%	—	—	1.29%

	2003	2004	2005	Total

Available for sale marketable securities:
Fixed rate	$40,397	$55,299	$19,611	$115,307
Average interest rate	3.88%	4.47%	4.85%	4.32%
Variable rate	$7,308	$6,249	$7,758	$21,315
Average interest rate	1.70%	1.92%	1.68%	1.76%
Total securities	$63,889	$61,548	$27,369	$152,806
Average interest rate	2.97%	4.21%	3.92%	3.63%

     Total securities at December 31, 2001 were $166.2 million with average interest rates ranging between 4.45% and 6.18%.

ITEM 4. CONTROLS AND PROCEDURES

     We evaluated our “disclosure controls and procedures” and our “internal controls and procedures for financial reporting” as of June 30, 2003. This evaluation was done under the supervision and with the participation of management, including our chief executive officer and our chief financial officer.

     (a)  Evaluation of disclosure controls and procedures. Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

     Subject to the limitations set forth below, based on their evaluation, the chief executive officer and the chief financial officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

     (b)  Changes in internal controls. Internal controls over financial reporting are procedures which are designed with the objective of providing reasonable assurance that: (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with accounting principles generally accepted in the United States. Among other matters, we evaluated our internal controls over financial reporting to determine whether there were any “significant deficiencies” or “material weaknesses,” and sought to determine whether Caliper has identified any acts of fraud involving personnel who have a significant role in Caliper’s internal controls. In the professional auditing literature, “significant deficiencies” are referred to as “reportable conditions”; these are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A “material weakness” is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and would not be detected within a timely period by employees in the normal course of performing their assigned functions.

     There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Commencing on June 7, 2001, Caliper and three of its officers and directors (David V. Milligan, Daniel L. Kisner and James L. Knighton) were named as defendants in three securities class action lawsuits filed in the United States District Court for the Southern District of New York. The cases have been consolidated under the caption In re Caliper Technologies Corp. Initial Public Offering Securities Litigation, 01 Civ. 5072 (SAS) (GBD). Similar complaints were filed in the same Court against hundreds of other public companies that conducted IPOs of their common stock since the late 1990s (the “IPO Lawsuits”). On August 8, 2001, the IPO Lawsuits were consolidated for pretrial purposes before United States Judge Shira Scheindlin of the Southern District of New York. Together, those cases are denominated In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS). On April 19, 2002, a Consolidated Amended Complaint was filed alleging claims against Caliper and the individual defendants under Sections 11 and 15 of the Securities Act of 1933, and under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as well as Rule 10b-5 promulgated thereunder. The Consolidated Amended Complaint also names certain underwriters of Caliper’s December 1999 initial public offering of common stock. The Complaint alleges that these underwriters charged excessive, undisclosed commissions to investors and entered into improper agreements with investors relating to aftermarket transactions. The Complaint seeks an unspecified amount of money damages. Caliper and the other issuers named as defendants in the IPO Lawsuits moved on July 15, 2002, to dismiss all claims on multiple grounds. By Stipulation and Order dated October 9, 2002, the claims against Messrs. Milligan, Kisner and Knighton were dismissed without prejudice. On February 19, 2003, the Court granted Caliper’s motion to dismiss all claims against it. Plaintiffs were not given the right to replead the claims against Caliper; the time to appeal the dismissal has not yet expired. In May 2003, a Memorandum of Understanding was executed by counsel for plaintiffs, issuers and their insurers setting forth the terms of a settlement that would result in the termination of all claims brought by plaintiffs against the issuers and individual defendants named in the IPO Lawsuits. On July 7, 2003, a Special Litigation Committee of the Caliper Board of Directors approved the settlement terms described in that Memorandum of Understanding. Final documentation of the settlement has not yet been prepared. The settlement will be subject to numerous conditions, including approval by Judge Scheindlin.

     On April 16, 2002, Caliper filed a lawsuit against Molecular Devices Corporation in the United States District Court for the Northern District of California. In that case, Caliper Technologies Corp. v. Molecular Devices Corporation, No. C-02-1837 (N.D. Cal.), Caliper asserts that Molecular Devices Corp.’s IMAP and Reagent Assay Kits willfully infringe one or more claims of U.S. Patent No. 6,287,774, which Caliper owns. Caliper’s complaint seeks both injunctive relief precluding further infringement of the patent and damages. The answer to the complaint was filed on May 8, 2002 and asserts a counterclaim seeking a declaratory judgment that the patent is not infringed and is invalid. Caliper believes the counterclaim to be without merit. In late 2002, Caliper successfully moved the court to add a newly-issued patent, U.S. Patent No. 6,472,141 to the lawsuit, alleging that the same accused devices infringe one or more of the claims of that patent. The answer to Caliper’s first amended complaint was filed on December 17, 2002, and asserts a counterclaim seeking a declaratory judgment that both Caliper patents are invalid, unenforceable and not infringed. Caliper believes the amended counterclaim to be without merit. On January 28, 2003, Caliper filed a motion for preliminary injunction, which was scheduled to be heard in May 2003, but deferred by the court pending a patent claim construction hearing. The claim construction hearing occurred at the end of June 2003, but no ruling has yet to be issued. Discovery is underway, and no trial date has been set by the Court.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Our 2003 Annual Meeting of Stockholders was held on June 30, 2003, at 2:00 p.m. local time at Caliper’s facilities at 605 Fairchild Drive, Mountain View, California. There were present at the meeting, in person or represented by proxy, the holders of 20,105,673 shares of Common Stock. The matters voted on at the meeting and the votes cast are as follows:

(a)	As listed below, all of the nominees for Class I Directors were elected at the meeting.

	NO. OF COMMON	NO. OF COMMON	NO. OF COMMON
NAME OF NOMINEE	VOTES IN FAVOR	VOTES WITHHELD	VOTES ABSTAINING

Anthony B. Evnin, Ph.D.	18,216,403	1,889,270	0
Michael R. Knapp, Ph.D.	18,242,334	1,863,339	0
Robert T. Nelsen	17,537,444	2,568,229	0

Drs. Robert C. Bishop and David V. Milligan will continue in office as directors in the class of directors to be elected at our 2004 Annual Meeting of Stockholders. Dr. Daniel L. Kisner and Mr. Regis P. McKenna will continue in office directors in the class of directors to be elected at our 2005 Annual Meeting of Stockholders.

(b)	The appointment of Ernst & Young LLP as our independent accountants for the fiscal year ending December 31, 2003 was ratified. There were 19,622,905 shares of Common Stock voting in favor, 446,035 shares of Common Stock voting against, 36,733 shares of Common Stock abstaining with zero Broker non-votes.

ITEM 5. OTHER INFORMATION

     On June 9, 2003 we announced a definitive agreement to acquire Zymark Corporation, a privately held, leading provider of laboratory automation, liquid handling and robotics solutions to the life sciences, biotechnology and pharmaceutical industries. We successfully completed this acquisition on July 14, 2003 for approximately $57.0 million and 3.15 million shares of our common stock with an aggregate value of $16.9 million based on our closing stock price on the date of acquisition.

     Effective with the completion of the acquisition of Zymark on July 14, 2003, E. Kevin Hrusovsky became the President and Chief Executive Officer of Caliper and was appointed to the Board of Directors. Additionally, Michael R. Knapp was appointed Chief Technical Officer of Caliper and resigned from the Board of Directors.

     On August 5, 2003, as part of the integration process resulting from the acquisition of Zymark, we conducted a reduction in force that resulted in a further downsizing of our employee work force by approximately 50 people, or 9% of the total workforce. While most functional groups were included in the consolidation effort, the Research and Development organization will remain unchanged pending strategy and product priority decisions that will be made in the second half of 2003. Previously, in September 2002 and May 2003, we had conducted reductions in force that resulted in a downsizing of our employee work force by 28 and 26 people, respectively. The reduction in both September 2002 and May 2003 were independent of the Zymark acquisition and were primarily in our research and development staff where we had changed the focus of our product development and technology research to align more with the changing needs of our customers. We expect to recognize a charge of approximately $867,000 for severance payments and related benefits all of which we anticipate to pay by the end of December 2003.

     Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for listing the non-audit services approved by our Audit Committee to be performed by Ernst & Young LLP, our independent auditor. Non-audit services are defined as services other than those provided in connection with an audit or a review of our financial statements. In June 2003 our Audit Committee approved non-audit services performed by Ernst & Young LLP for $167,000 in connection with the acquisition of Zymark. The only other non-audit services approved by our Audit Committee to be performed by Ernst & Young LLP are the preparation of tax returns, and tax advice in preparing for and in connection with such filings.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit
Number	Description of document

3.1(1)	Amended and Restated Certificate of Incorporation of Caliper.

3.2(2)	Certificate of Designation Of Series A Junior Participating Preferred Stock.

3.3	Restated Bylaws of Caliper.

10.55	Collaboration Agreement, dated June 4, 2003, between Caliper and Bio-Rad Laboratories, Inc.

10.56	Key Employee Agreement, dated July 14, 2003, between Caliper and E. Kevin Hrusovsky

31.1	Certification of Chief Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

(1)	Previously filed as Exhibit 3.3 to our Registration Statement on Form S-1, Registration No. 333-88827, and incorporated by reference herein.

(2)	Previously filed as Exhibit 99.1 to Current Report on Form 8-K filed December 19, 2001, and incorporated by reference herein.

(b)	Reports on Form 8-K

On May 6, 2003, Caliper filed a Current Report on Form 8-K announcing under Item 9 that it was furnishing pursuant to Item 12 of Form 8-K its financial results for the first quarter of fiscal 2003.

On June 11, 2003, Caliper filed a Current Report on Form 8-K announcing under Item 5 the signing of a definitive agreement to acquire Zymark Corporation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALIPER TECHNOLOGIES CORP

August 14, 2003	By:	/s/ JAMES L. KNIGHTON
James L. Knighton
Chief Operating Officer and Chief Financial Officer

	By:	/s/ ANTHONY T. HENDRICKSON
Anthony T. Hendrickson
Vice President, Finance and Corporate Controller and Principal Accounting Officer

EXHIBIT INDEX

3.1(1)	Amended and Restated Certificate of Incorporation of Caliper.

3.2(2)	Certificate of Designation Of Series A Junior Participating Preferred Stock.

3.3	Restated Bylaws of Caliper.

10.55	Collaboration Agreement, dated June 4, 2003, between Caliper and Bio-Rad Laboratories, Inc.

10.56	Key Employee Agreement, dated July 14, 2003, between Caliper and E. Kevin Hrusovsky

31.1	Certification of Chief Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

(1)	Previously filed as Exhibit 3.3 to our Registration Statement on Form S-1, Registration No. 333-88827, and incorporated by reference herein.

(2)	Previously filed as Exhibit 99.1 to Current Report on Form 8-K filed December 19, 2001, and incorporated by reference herein.