Form 10-Q
period 2003-09-30
CALIPER TECHNOLOGIES CORP
filed 2003-11-14
CIK 1014672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2003

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from ________________ to _________________.

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

COMMON SHARES OUTSTANDING ON NOVEMBER 10, 2003: 28,181,628

CALIPER TECHNOLOGIES CORP.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CALIPER TECHNOLOGIES CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30,	December 31,
	2003	2002

	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$5,076	$16,184
Marketable securities	67,094	138,139
Accounts receivable, net of allowance for doubtful accounts of $16 at September 30, 2003 and $119 at December 31, 2002	8,685	1,754
Accounts receivable - related party	169	115
Royalties receivable from Aclara	1,875	—
Inventories	14,547	5,964
Prepaid expenses and other current assets	2,936	1,508

Total current assets	100,382	163,664
Security deposits	3,381	3,000
Property and equipment, net	10,972	12,545
Notes receivable from officers	178	215
Goodwill	44,296	—
Intangible assets, net	21,208	—
Other assets, net	523	454

Total assets	$180,940	$179,878

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,013	$1,227
Accrued compensation	4,112	2,458
Other accrued liabilities	6,342	1,110
Deferred revenue and customer deposits	8,954	874
Current portion of long-term obligations	2,161	2,412

Total current liabilities	24,582	8,081
Noncurrent portion of long-term obligations	964	1,986
Deferred revenue	168	267
Other noncurrent liabilities	2,088	1,986
Commitments and contingencies
Stockholders’ equity:
Common stock	28	25
Additional paid-in capital	267,766	252,219
Deferred stock compensation	(180)	(637)
Accumulated deficit	(115,224)	(85,566)
Accumulated other comprehensive income	748	1,517

Total stockholders’ equity	153,138	167,558

Total liabilities and stockholders’ equity	$180,940	$179,878

See accompanying notes.

CALIPER TECHNOLOGIES CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenue:
Product revenue	$10,855	$2,253	$16,658	$7,879
Service revenue	2,566	3	2,635	37
Related party revenue	680	1,929	1,817	6,076
License fees and contract revenue	2,422	2,438	6,903	6,908

Total revenue	16,523	6,623	28,013	20,900
Costs and expenses:
Cost of product revenue	7,573	1,792	12,195	5,808
Cost of service revenue	1,020	—	1,020	—
Cost of related party revenue	62	985	200	2,832
Research and development	9,113	10,915	27,346	33,430
Selling, general and administrative	7,429	4,108	16,738	13,582
Amortization of deferred stock compensation, net (1)	117	(681)	457	151
Amortization of intangible assets	1,396	—	1,396	—
Restructuring charges	774	261	1,096	261

Total costs and expenses	27,484	17,380	60,448	56,064

Operating loss	(10,961)	(10,757)	(32,435)	(35,164)
Interest income, net	655	1,729	2,653	6,006
Other income (expense), net	189	(347)	155	(1,271)
Provision for income taxes	(31)	—	(31)	—

Net loss	$(10,148)	$(9,375)	$(29,658)	$(30,429)

Net loss per share, basic and diluted	$(0.37)	$(0.38)	$(1.15)	$(1.25)

Shares used in computing net loss per share, basic and diluted	27,721	24,482	25,769	24,350

(1) Amortization of deferred stock compensation, net, relates to the following:
Research and development	$31	$(664)	$119	$(373)
Selling, general and administrative	86	(17)	338	524

Total	$117	$(681)	$457	$151

See accompanying notes.

CALIPER TECHNOLOGIES CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Month Ended
	September 30,

	2003	2002

Operating activities
Net loss	$(29,658)	$(30,429)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,642	4,199
Amortization of deferred stock compensation, net	457	151
Stock options issued to non-employees	49	453
Non-cash restructuring charge	150	—
Changes in operating assets and liabilities:
Accounts receivable and other receivable	(2,389)	(2,715)
Inventories	2,390	(3,590)
Prepaid expenses and other current assets	(62)	(1,920)
Security deposits and other assets	(366)	194
Notes receivable from officers	37	260
Accounts payable and other accrued liabilities	732	78
Accrued compensation	(4,417)	274
Deferred revenue and customer deposits	535	(1,313)
Other noncurrent liabilities	102	279

Net cash used in operating activities	(25,798)	(34,079)

Investing Activities
Purchases of marketable securities	(28,152)	(126,520)
Proceeds from sale of marketable securities	91,159	89,153
Proceeds from maturities of marketable securities	7,203	70,984
Purchases of property and equipment	(1,142)	(5,243)
Acquisition of Zymark, net of cash acquired	(52,955)	—

Net cash provided by investing activities	16,113	28,374

Financing activities
Proceeds under sale-leaseback arrangements	—	822
Payments of debt obligations	(2,275)	(1,620)
Proceeds from issuance of common stock	763	1,035

Net cash (used in) provided by financing activities	(1,512)	237

Effect of exchange rates on changes in cash and cash equivalents	89	—

Net decrease in cash and cash equivalents	(11,108)	(5,468)
Cash and cash equivalents at beginning of period	16,184	10,655

Cash and cash equivalents at end of period	$5,076	$5,187

Supplemental disclosure of cash flow information
Interest paid	$316	$515

Income taxes paid	$48	$—

Stock issued for acquisition of Zymark	$14,591	$—

See accompanying notes.

CALIPER TECHNOLOGIES CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003
(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The condensed consolidated balance sheet at December 31, 2002 has been derived from audited financial statements as of that date. For further information, refer to the financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2002, and Form 8- K/A dated September 29, 2003 filed by Caliper Technologies Corp.

ACQUISITION

     On July 14, 2003, Caliper completed the acquisition of ZYAC Holding Corporation (“ZYAC”) from The Berwind Company LLC (“Berwind”) for consideration of approximately $73.3 million in the form of $55.7 million in cash, 3.15 million shares of Caliper’s common stock valued at $14.6 million, and estimated acquisition costs of $3.0 million. In the event that Zymark meets specified sales targets, Caliper will issue an additional 1.575 million shares of its common stock to Berwind as part of the sales price. ZYAC is a holding corporation, with no separate operations of its own, that holds all of the outstanding stock of Zymark Corporation (“Zymark”) and, as a result of the transaction, Caliper also acquired Zymark. Hereinafter throughout these notes, ZYAC and Zymark are collectively referred to as Zymark.

     Zymark is a global developer, manufacturer and marketer of life science instruments and related consumables and services for use in drug discovery and other life sciences research and development. Zymark generated revenue of approximately $65 million for its fiscal year ended December 31, 2002. Zymark’s operations, assumed as of the date of the acquisition, are included in the results of operations of Caliper beginning on July 14, 2003 and, as a result, are not reflected in the results of operations for the three and nine months ended September 30, 2002. The acquisition was accounted for as a purchase in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Accounting for Business Combinations”, and Caliper accordingly allocated the estimated purchase price of Zymark based upon the fair value of net assets acquired and liabilities assumed. Caliper is in the process of finalizing certain estimates including those for intangible assets and certain liabilities and, as a result, the initial allocation of the purchase price is subject to further adjustments. The components and allocation of the estimated purchase price, which is expected to be finalized within one year of the acquisition date, consisted of the following:

Cash and cash equivalents	$5,803
Other current assets	18,586
Other assets	2,838
Liabilities assumed	(20,779)
Identifiable intangible assets	22,604
Goodwill	44,296

Total	$73,348

     Acquired intangible assets consisted of the following (in thousands):

	Useful Life	Fair Value

Developed Technology	5 years	$14,314
Tradenames	5 years	3,439
Customer List	5 years	3,640
Backlog	0.5 years	1,211

		$22,604

     Fair value was determined by an independent appraisal and was based upon expected future discounted cash flows taking into account risks related to the characteristics and application of the technology, existing and future markets and assessments of life cycle stage of the technology. Amortization expense was $1.4 million during the three months ended September 30, 2003 and will be $1.6 million in the fourth quarter of 2003. The amortization expense related to the intangible assets in future periods are as follows ( in thousands):

12-Month Periods Ending December 31:	Amortization

2003	$3,071
2004	4,380
2005	4,279
2006	4,279
2007	4,279
2008	2,316

$22,604

     Unaudited pro forma operating results from continuing operations for Caliper for the three and nine months ended September 30, 2003 and 2002, assuming the acquisition was completed as of January 1, 2002, would be as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Revenue	$20,212	$23,550	$55,161	$65,463
Operating loss	(9,888)	(9,992)	(39,996)	(37,562)
Net loss	(9,363)	(9,385)	(38,268)	(34,737)
Basic and diluted loss per share	(0.33)	(0.34)	(1.37)	(1.26)

     The unaudited pro forma financial information is presented for informational purposes only, and is not necessarily indicative of Caliper’s operating results had the acquisition been completed on the date for which the pro forma results give effect. The pro forma financial results reflect certain adjustments to exclude non-recurring effects associated with the acquisition of Zymark. Deferred revenues of Zymark included in purchase price above were recorded at fair value in accordance with the provisions of SFAS No. 141 and EITF No. 01-03. This adjustment resulted in a $3.7 million decrease to the value reflected on Zymark’s stand-alone books in accordance with generally accepted accounting principles. Of this amount, revenues of $3.0 million which would have been reported in the third quarter of 2003 by Zymark on a continuing GAAP basis of accounting have been added back to arrive at pro forma 2003 revenues shown above. In addition, cost of product revenue charges of $493,000 related to the valuation of inventories at fair value as of the date of acquisition have been excluded from the pro forma operating results shown above.

GOODWILL

     Caliper recorded $44.3 million of goodwill upon the acquisition of Zymark on July 14, 2003. In accordance with SFAS No. 141, “Business Combinations”, goodwill is not amortized. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, Caliper will review the carrying amount of goodwill at least annually to determine whether indicators of impairment exist.

INTANGIBLE ASSETS

     Caliper recorded $22.6 million of intangible assets upon the acquisition of Zymark on July 14, 2003 consisting of developed technology, tradename, and customer list with lives of 5 years except for backlog which has a life of six months. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets”, intangible assets are reviewed for impairment whenever indicators of impairment are present.

SEGMENT REPORTING

     Caliper currently operates in one business segment, the development and commercialization of life science instruments and related consumables and services for use in drug discovery and other life sciences research and development. The acquisition of Zymark offers Caliper access to new product technologies that are complementary to its existing microfluidic technology and an expanded commercial base that will continue to be managed and operated as one business. The entire business is comprehensively managed by a single management team that reports to the Chief Executive Officer. Caliper does not operate separate lines of business or separate business entities with respect to its products or product candidates. Accordingly, Caliper does not accumulate discrete financial information with respect to separate product areas and does not have separately reportable segments as defined by SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information.”

PRINCIPLES OF CONSOLIDATION

     Caliper’s condensed consolidated financial statements as of September 30, 2003 include the accounts of its wholly owned subsidiaries including Caliper GmbH, ZYAC Holding Corporation (US), Zymark Corporation (US), Zymark Limited (UK), Zymark Ltd. (Canada), Zymark Europe (Belgium), Zymark GmbH (Germany), Zymark SA (France), Zymark AG (Switzerland) and Zymark Japan Ltd. The operating results of the Zymark entities have been included beginning July 14, 2003. All significant intercompany balances and transactions have been eliminated in consolidation.

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

FOREIGN CURRENCY TRANSLATION

     The financial statements of Caliper’s foreign subsidiaries are translated in accordance with SFAS No. 52, Foreign Currency Translation. In translating the accounts of the foreign subsidiaries into U.S. dollars, stockholders’ equity is translated at historical rates, while assets and liabilities are translated at the rate of exchange in effect as of the end of the period. Revenue and expense transactions are translated using the weighted-average exchange rate in effect during the period in which they arise. The resulting foreign currency translation adjustments are reflected as a separate component of stockholders’ equity.

     Foreign currency transaction gains and losses from the settlement of account balances denominated in another currency are included in current period income or loss as incurred.

REVENUE RECOGNITION

Revenue Recognition Policy

     Caliper recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable. Revenue is recognized on product sales when goods are shipped under Caliper’s standard terms of “FOB origin”. Revenues on shipments subject to customer acceptance provisions are recognized only upon customer acceptance, provided all other revenue recognition criteria are met. Services offered by Caliper are generally recognized as revenue as the services are performed. Revenue from licensing agreements is deferred and recognized over the term of the agreement, or in certain circumstances, when milestones are met. Revenue recognized is not subject to repayment. Cash received that is related to future performance under such contracts is deferred and recognized as revenue when earned. No sales made by Caliper include any return rights or privileges. Based upon Caliper’s prior experience, sales returns are not significant, and therefore, Caliper has made no provision for sales returns or other allowances. Provision is made at the time of sale for estimated costs related to Caliper’s warranty obligations to customers.

Adoption of EITF Issue 00-21

     In January 2003, the Emerging Issues Task Force published EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables,” which requires companies to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. This Issue, which became effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003, applies to contractual arrangements that contain multiple contractual elements such as consumables or other product related accessories, extended annual maintenance agreements, and services including installation, validation and training. Under EITF Issue 00-21, revenue arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet certain criteria. The criteria applied to multiple element arrangements are whether a) each delivered element has standalone value to the customer, b) there is objective and reliable evidence of fair value of the undelivered elements and c) delivery of the undelivered elements is probable and within the control of Caliper. Arrangement consideration is allocated among the separate units of accounting based on their relative fair values.

     Revenue arrangements entered into after July 1, 2003 that include multiple deliverables are divided into separate units of accounting if the deliverables meet certain criteria, including whether the fair value of the delivered items can be determined and whether there is evidence of fair value of the undelivered items. In addition, the consideration is allocated among the separate units of accounting based on their fair values, and the applicable revenue recognition criteria is considered separately for each of the separate units of accounting.

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

Product and Service Revenue

     Product revenue is recognized upon the shipment and transfer of title to customers and is recorded net of discounts and allowances. Revenues on shipments subject to customer acceptance provisions are recognized only upon customer acceptance, provided all other revenue recognition criteria are met. Service revenue is recognized as services are performed or, as applicable, ratably over the contract service term. Customers are able to purchase instruments and related accessories, consumables, including chips, support services and custom assay solutions directly from Caliper. Customer purchases of instruments and chips are delivered under standardized terms of “FOB origin” with the customer assuming the risks and rewards of product ownership at the time of shipping from Caliper’s warehouse with no return rights or privileges. Caliper offers discounts based on the volume of products and services purchased.

     In certain cases, customers will be charged on a datapoint pricing basis for their usage of chips. A datapoint is generated each time a Caliper instrument system introduces a sample into a chip through a sipper in order to perform a particular LabChip technology assay. Datapoints are these test-results that Caliper’s customers record when they use Caliper’s instruments. Caliper records datapoint revenues in the period that Caliper’s customers attain these datapoints and communicate such use to Caliper. Datapoint rates are contractually negotiated between Caliper and its customers. Caliper has contracted for $1.8 million in minimum datapoint fees from Amphora, a related party, for the twelve-month period ending November 30, 2003. To the extent, however, that Amphora does not generate the minimum number of datapoints by November 30, 2003 as contractually called for, Amphora is not obligated to make any further datapoint payments to Caliper until this minimum number of datapoints is achieved. Caliper has also contractually negotiated datapoint fees with four additional customers for 2003. Under minimum datapoint fee arrangements, datapoint revenues are recorded in the period the minimum applies, provided Caliper has no ongoing performance obligations with respect to these minimum fees.

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

     As part of the comprehensive settlement agreement with Aclara Biosciences entered into on January 7, 2001, Aclara is obligated to pay Caliper a minimum annual royalty of $2.5 million on licensed product sales in both 2002 and 2003, offset by quarterly royalty payments due on Aclara licensed instrument or LabCard product sales. For the three and nine months ended September 30, 2003 and 2002, Caliper recognized $625,000 in the three month periods, and $1.875 million in the nine month periods, in minimum royalties on Aclara sales of licensed instruments and LabCards.

Annual Maintenance Agreements

     Caliper does not include with the initial product purchase any element of a maintenance contract. Customers may opt to separately purchase premium service coverage or extended maintenance beyond the expiration of the one-year standard warranty. Under Caliper’s standard warranty, the customer is entitled to repair or replacement of defective goods. No upgrades or operational support is included in the standard warranty.

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

STOCK-BASED COMPENSATION

     Caliper recognizes employee stock-based compensation under the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” and related interpretations. Accordingly, no compensation expense is recognized in Caliper’s financial statements for stock options granted to employees, which had an exercise price equal to the fair value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if Caliper had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123” (in thousands, except per share amounts):

	Three Months Ended		Nine months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net loss:
As reported	$(10,148)	$(9,375)	$(29,658)	$(30,429)
Add: Stock-based employee compensation expense included in reported net loss	317	(681)	657	151
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards	(3,170)	(6,148)	(12,604)	(17,938)

Pro forma net loss	$(13,001)	$(16,204)	$(41,605)	$(48,216)

Net loss per share:
As reported:
Basic and diluted	$(0.37)	$(0.38)	$(1.15)	$(1.25)
Pro forma:
Basic and diluted	$(0.47)	$(0.66)	$(1.61)	$(1.98)

     Since options vest over several years and additional option grants are expected to be made in future years, the pro forma impact on the results of operations for the three and nine months ended September 30, 2003 and 2002, respectively, is not necessarily representative of the pro forma effects on the results of operations for future periods.

GUARANTEES AND INDEMNIFICATIONS

     In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others”. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligations in assumes under that guarantee.

     Caliper, as permitted under Delaware law and in accordance with its Bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at Caliper’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. Caliper may terminate the indemnification agreements with its officers and directors upon 90 days written notice, but termination will not affect claims for indemnification relating to events occurring prior to the effective date of termination. The maximum amount of potential future indemnification is unlimited; however, Caliper has a director and officer insurance policy that limits its exposure and may enable it to recover a portion of any future amounts paid. Caliper believes the fair value of these indemnification agreements is minimal. Accordingly, Caliper has not recorded any liabilities for these agreements as of September 30, 2003.

NOTE 2 – INVENTORIES

     Inventories for use in the manufacture of Caliper’s instruments include electronic components, devices and accessories either produced or purchased from original equipment manufacturers. Inventories for use in the manufacture of LabChip technologies consist primarily of glass, quartz and reagents. Inventories are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market, reflect appropriate reserves for potential obsolete, slow moving or otherwise impaired material, and include appropriate elements of material, labor and indirect costs.

     Inventories consist of the following (in thousands):

	September 30,	December 31,
	2003	2002

Raw material	$7,309	$3,614
Work-in-process	999	1,590
Finished goods	6,239	760

Total	$14,547	$5,964

NOTE 3 — COMPREHENSIVE LOSS

     The components of comprehensive loss for the three and nine months ended September 30, 2003 and 2002 are as follows (in thousands):

	Three Months Ended		Nine months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net loss	$(10,148)	$(9,375)	$(29,658)	$(30,429)
Unrealized gain (loss) on securities	(514)	527	(835)	(653)
Foreign currency translation adjustments	60	—	87	—

Comprehensive loss	$(10,602)	$(8,848)	$(30,406)	$(31,082)

NOTE 4 — RELATED PARTY

     For the quarter ended September 30, 2003, Caliper recognized $680,000 in related-party revenue consisting of sales of Caliper 250 Drug Discovery system products, LabChip products, and datapoints to Amphora Discovery Corp. Of the $680,000 in total revenue, $450,000 was in minimum datapoint revenues, $58,000 related to revenue recognized on the deferred gross profits on the sales of 21 Caliper 250 Drug Discovery systems to Amphora and the remaining $172,000 was for LabChip products and services. For the first nine months of 2003, Caliper recognized $1.8 million in related-party revenue consisting of $1.4 million in minimum datapoint revenues, $174,000 related to revenue recognized on the deferred gross profits on the sales of 21 Caliper 250 Drug Discovery systems and the remaining $293,000 for LabChip products and services. Caliper has deferred a total of $697,000, or 28% of the gross profit, on the 21 drug discovery systems sold to Amphora through December 31, 2002, which reflected Caliper’s retained ownership interest in the products sold to Amphora. No sales of drug discovery systems to Amphora were recorded in either the quarter or nine months ended September 30, 2003. Caliper previously recognized $21,000 of this deferred gross profit in 2001 and $177,000 in 2002. The remaining $325,000 in deferred gross profit as of September 30, 2003 will be recognized as revenue ratably through September 2005 as Amphora records depreciation on its Caliper 250 Drug Discovery systems.

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

NOTE 5 – WARRANTY EXPENSE

     At the time revenue is recognized, Caliper establishes an accrual for estimated warranty expenses associated with sales, recorded as a component of cost of revenue. Caliper offers a one-year limited warranty on instrumentation products and a 90-day warranty on chips, which is included in the sales price of many of its products. Provision is made for estimated future warranty costs at the time of sale. Factors that affect Caliper’s warranty liability include the number of installed units, historical and anticipated rates of warranty claims, and cost per claim. Caliper periodically assesses the adequacy of its recorded warranty liabilities and adjusts amounts as necessary.

     Changes in Caliper’s warranty obligation during the three and nine months ended September 30, 2003 are as follows:

Balance, December 31, 2002	$265,000
Warranties issued during the first quarter of 2003	49,000
Settlements made during the first quarter of 2003	(27,000)

Balance, March 31, 2003	$287,000
Warranties issued during the second quarter of 2003	53,000
Settlements and adjustments made during the second quarter of 2003	(119,000)

Balance, June 30, 2003	$221,000
Zymark warranty obligations assumed	850,000
Warranties issued during the third quarter of 2003	200,000
Settlements and adjustments made during the third quarter of 2003	(220,000)

Balance, September 30, 2003	$1,051,000

NOTE 6 – SIGNIFICANT CONCENTRATIONS

     In the third quarter of 2003, one customer represented 11% of total revenues. In the first nine months of 2003, one customer represented 24% of total revenues. In the third quarter of 2002, two customers represented 42% and 29%, respectively, of total revenues. In the first nine months of 2002, two customers represented 36% and 29%, respectively, of total revenues.

     No individual customer represented greater than 10% of Caliper’s outstanding accounts receivable balance as of September 30, 2003. Three customers represented 42%, 38% and 11%, respectively, of Caliper’s outstanding accounts receivable balance as of September 30, 2002.

NOTE 7. – COMMITMENTS

     The following are contractual commitments at September 30, 2003 associated with debt and lease obligations (in thousands):

		Obligations Under	Other
	Operating	Sale-Leaseback	Long-Term
	Leases	Arrangements	Obligations

	(In thousands)
12-month periods ending September 30:
2004	$7,274	$1,996	$348
2005	7,115	690	348
2006	6,278	—	—
2007	6,009	—	—
Thereafter	6,186	—	—

Total minimum lease and principal payments	$32,862	2,686	696

Amount representing interest		(226)	(31)

Present value of future payments		2,460	665
Current portion of sale-leaseback arrangements and other obligations		(1,812)	(349)

Noncurrent portion of sale-leaseback arrangements and other obligations		$648	316

     In connection with the acquisition of Labotec by Zymark in August 2002, Caliper is obligated to make noninterest-bearing deferred purchase price payments of 900,000 Euros to the former owner. This obligation was recorded at its translated and discounted present value of $880,000 as of August 14, 2002. The guaranteed deferred payments are due in three annual installments starting on August 13, 2003.

     As of September 30, 2003, Caliper has a non-cancelable purchase commitment in the amount of approximately $430,000 with its foreign supplier of its proprietary glass stock used in the manufacture of certain types of its chips. Caliper also has minimum royalty obligations under separate license agreements with UT-Battelle, LLC and the Trustees of the University of Pennsylvania. Royalty obligations to UT-Battelle were $20,000 in the third quarter of 2003 and are expected to exceed the required minimum royalty amount of $53,000 for 2003 and through the remainder of the license. Caliper also had sublicensing royalty obligations to UT-Battelle for a portion of its Aclara licensing revenue. UT-Battelle royalty and sublicensing royalty accruals were $63,000 and $375,000, respectively, as of September 30, 2003. We anticipate that during 2004 the minimum royalty obligation under the license with the Trustees of the University of Pennsylvania will exceed the earned royalty obligation. The minimum royalty obligation under this license was $15,000 each in the first, second and third quarter of 2003, and the royalty amount under this license is not expected to exceed the required minimum royalty for 2003. The required minimum royalty under this license will never exceed $200,000 per year thereafter.

NOTE 8 – LITIGATION

     Commencing on June 7, 2001, Caliper and three of its officers and directors (David V. Milligan, Daniel L. Kisner and James L. Knighton) were named as defendants in three securities class action lawsuits filed in the United States District Court for the Southern District of New York. The cases have been consolidated under the caption In re Caliper Technologies Corp. Initial Public Offering Securities Litigation, 01 Civ. 5072 (SAS) (GBD). Similar complaints were filed in the same Court against hundreds of other public companies that conducted IPOs of their common stock since the late 1990s (the “IPO Lawsuits”). On August 8, 2001, the IPO Lawsuits were consolidated for pretrial purposes before United States Judge Shira Scheindlin of the Southern District of New York. Together, those cases are denominated In re Initial Public Offering Securities Litigation, 21 MC 92(SAS). On April 19, 2002, a Consolidated Amended Complaint was filed alleging claims against Caliper and the individual defendants under Sections 11 and 15 of the Securities Act of 1933, and under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as well as Rule 10b-5 promulgated thereunder. The Consolidated Amended Complaint also names certain underwriters of Caliper’s December 1999 initial public offering of common stock. The Complaint alleges that these underwriters charged excessive, undisclosed commissions to investors and entered into improper agreements with investors relating to aftermarket transactions. The Complaint seeks an unspecified amount of money damages. Caliper and the other issuers named as defendants in the IPO Lawsuits moved on July 15, 2002 to dismiss all claims on multiple grounds. By Stipulation and Order dated October 9, 2002, the claims against Messrs. Milligan, Kisner and Knighton were dismissed without prejudice. On February 19, 2003, the Court granted Caliper’s motion to dismiss all claims against it. Plaintiffs were not given the right to replead the claims against Caliper; the time to appeal the dismissal has not yet expired. In May 2003, a Memorandum of Understanding was executed by counsel for plaintiffs, issuers and their insurers setting forth the terms of a settlement that would result in the termination of all claims brought by plaintiffs against the issuers and individual defendants named in the IPO Lawsuits. On July 7, 2003, a Special Litigation Committee of the Caliper Board of Directors approved the settlement terms described in that Memorandum of Understanding. Plaintiff’s counsel has proposed draft documentation which is being reviewed by the issuers and their counsel. The settlement will be subject to numerous conditions, including approval by Judge Scheindlin.

     On April 16, 2002, Caliper filed a lawsuit against Molecular Devices Corporation in the United States District Court for the Northern District of California. In that case, Caliper Technologies Corp. v. Molecular Devices Corporation, No. C-02-1837 (N.D. Cal.), Caliper asserted that Molecular Devices Corp.’s IMAP and Reagent Assay Kits willfully infringe one or more claims of United States Patent No. 6,287,774, which Caliper owns. Caliper’s complaint sought both injunctive relief precluding further infringement of the patent and damages. The answer to the Complaint was filed on May 8, 2002 and asserted a counterclaim seeking a declaratory judgment that the patent is not infringed and is invalid. Caliper believes the counterclaim was without merit. In late 2002, Caliper successfully moved the court to add a newly-issued patent, U.S. Patent No. 6,472,141, to the lawsuit, alleging that the same accused devices infringe one or more of the claims of that patent. The answer to Caliper’s First Amended Complaint was filed on December 17, 2002, and asserted a counterclaim seeking a declaratory judgment that both Caliper patents are invalid, unenforceable and not infringed. Caliper believes the Amended Counterclaim was without merit. On January 28, 2003, Caliper filed a motion for preliminary injunction, which was scheduled to be heard in May 2003, but deferred by the court pending a patent claim construction hearing. The claim construction hearing occurred at the end of June 2003. During the first week of November 2003, Caliper entered into a settlement of this lawsuit, and Caliper’s claims against Molecular Devices and Molecular Device’s counterclaims against Caliper were dismissed with prejudice. In connection with this settlement, Caliper and Molecular Devices entered into a nonexclusive license agreement pursuant to which Molecular Devices has agreed to pay to Caliper a one-time licensing fee as well as royalties based on future sales of IMAP products.

NOTE 9 – RECENT ACCOUNTING PRONOUNCEMENTS

     In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Disclosure Requirements for Guarantees, Including Indirect Guarantees of Others”. FIN 45 clarifies the guarantor’s requirements relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees and requires the guarantor to recognize at the inception of a guarantee a liability for the fair value of the guarantee obligation. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligation associated with guarantees issued. The provisions for the initial recognition and measurement of guarantees are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 has not had a material effect on Caliper’s financial position or its results of operations.

     In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies at the end of the first fiscal year or interim period ending after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period. Caliper does not believe there will be a material effect upon its financial condition or results of operations from the adoption of the provisions of FIN 46.

     In April 2003, the FASB issued SFAS No. 149 (“SFAS 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends SFAS 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires contracts with similar characteristics to be accounted for on a comparable basis. Caliper is in the process of assessing the effect of SFAS 149 and does not expect the adoption of the statement, which will be effective for contracts entered into or modified after September 30, 2003, to have a material effect on its financial condition or results of operations.

     In May 2003, the FASB issued SFAS No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 establishes standards on the classification and measurement of financial instruments with characteristics of both liabilities and equity. SFAS 150 will become effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS 150 has not had a material effect on Caliper’s financial condition or results of operation

NOTE 10 – RESTRUCTURING ACTIVITIES

     On May 6, 2003, due to the continuing broad economic slowdown and reduced research and development spending by biopharmaceutical companies, Caliper conducted a reduction in force that resulted in a further downsizing of its employee work force by 26 people, or approximately 10%. Caliper believed this planned action, which was independent of the Zymark acquisition, was necessary to better align Caliper’s organizational structure with these depressed market conditions and customer demand. Previously, in September 2002, Caliper had conducted its first reduction in force that resulted in a downsizing of its employee work force by 28 people that was completed prior to December 31, 2002. The reductions in both September 2002 and May 2003 were primarily in Caliper’s research and development staff where it continues to change the focus of its product development and technology research to align more with the changing needs of its customers. Caliper incurred a charge of $322,000 in the second quarter of 2003 for severance payments and related benefits, with all employee separations completed and payments distributed by the end of June 2003.

     As a result of the acquisition of Zymark, on August 5, 2003, Caliper conducted a reduction in force that will downsize its workforce by approximately 50 positions, or 9% of the total headcount of Caliper and the newly acquired Zymark. The reduction is part of ongoing integration efforts to eliminate redundancies and increasing organizational efficiencies within the newly combined company. Of the 50 positions, 38% occurred in August 2003 with the remainder to take place by the end of February 2004. Caliper expects to realize approximately $3.4 million in annualized savings from this employee downsizing action. Caliper recorded approximately $774,000 of restructuring and integration charges in the third quarter of 2003 with additional related charges of $1.1 million expected. The integration plans include activities involved with consolidating the previously separate operations of Zymark with Caliper and to date are comprised principally of amounts related to employee separations and outplacement consulting fees. The severance related charges consist of one-time termination benefits recognized and measured at fair value at the date the termination was communicated to the employees. While most functional groups were included in this consolidation effort, the research and development organization remained unchanged pending further strategy and product priority decisions that will be made in the fourth quarter of 2003. These actions will result in an additional restructuring charge in the fourth quarter of 2003, the amount of which is not yet determined.

     The following table summarizes the restructuring activity during the nine months ended September 30, 2003:

Balance, March 31, 2003	$—
Restructuring Charges	322,000
Payments	(322,000)

Balance, June 30, 2003	$—
Restructuring Charges	774,000
Payments	(450,000)

Balance, September 30, 2003	$324,000

     The $324,000 accrued as of September 30, 2003 is expected to be paid by the end of December 2003.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of September 30, 2003 and for the three and nine month periods ended September 30, 2003 and September 30, 2002 should be read in conjunction with our financial statements included in this Quarterly Report on Form 10-Q and Management’s Discussion and Analysis of Financial Condition and Results of Operations and our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2002.

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

Overview

     We are a leader in lab-on-a-chip technologies that miniaturize, integrate and automate many laboratory processes, and following the acquisition of Zymark, we are now also a leading provider of laboratory automation, liquid handling and robotics solutions to pharmaceutical and other companies. We develop, manufacture and sell our proprietary LabChip systems to pharmaceutical and other companies. We believe our LabChip systems have the potential to assemble the power, and reduce the scale, of laboratories full of equipment and people. We utilize three distribution channels for our products. In some cases, we sell instruments and chips directly to end users. In other instances we sell products to commercial partners, who in turn sell these products to end users. Following the acquisition of Zymark, we also sell our products through a global network of approximately 30 independent distributors, who in turn sell our products to end users. From Caliper’s inception in July 1995 through September 2001, our operating activities were primarily devoted to research, development and commercialization of technologies involving the manipulation of very small amounts of fluid, which are referred to as “microfluidic technologies.” During this period our revenues were principally from contract services and, to a lesser extent, from product sales. With the introduction of the Caliper 250 Drug Discovery system in September 2001, we transitioned to a commercial products business from a technology access model.

     On July 14, 2003, we completed the acquisition of Zymark and are in the process of actively integrating our two operations. We anticipate this acquisition will allow us to leverage our microfluidic LabChip technology and product discovery engine with Zymark’s proven substantial commercial organization focused on laboratory automation. We expect the acquisition will result in a state-of-the-art, comprehensive portfolio of laboratory automation products with a global commercial infrastructure to provide customers with highly innovative solutions for accelerating drug discovery and development in the life sciences, pharmaceutical and biotechnology industries. We acquired Zymark Corporation for approximately $55.7 million in cash, $3.0 million in estimated acquisition costs and 3.15 million shares of our common stock with an aggregate value of $14.6 million based on our average closing stock price for the five (5) days preceding the definitive stock purchase agreement with Berwind dated June 9, 2003. In the event that revenues from Zymark products and services meet specified sales targets, we will issue an additional 1.575 million shares to Berwind as additional consideration.

     The acquisition of Zymark resulted in a substantial increase in our overall customer base and expanded our ability to market our products, including into new geographic territories. We also acquired Zymark to enable us to increase in sales of our existing LabChip products as we market these products through Zymark’s established distribution channels. Following the completion of the Zymark acquisition, we set our new combined business strategy in motion. As part of this strategy, we are focused on realizing synergies that we expected from the acquisition by reducing costs, creating a more efficient company, and increasing or sales and marketing focus and adoption of our technologies. We have already completed the integration of sales, marketing, manufacturing, service and administration and have announced a reduction in force to reduce overhead. We are working on fewer research and development project areas at any given time, enabling us to be more focused, productive and efficient with this investment. And we are using our combined direct and strategic partnership channels to maximize penetration within the life science research and diagnostics markets. While these initiatives are providing early positive indications, there can be no assurance that our efforts will be successful.

     Since our inception, we have incurred significant losses and, as of September 30, 2003, we had an accumulated deficit of $115.2 million. Our losses have resulted principally from costs incurred in research and development, manufacturing scale-up, and from sales, general and administrative costs associated with our operations. Although we have taken steps to achieve significant cost reductions in our business operations, we expect to continue to incur substantial research and development, manufacturing scale-up and sales, general and administrative costs. As a result of our cost reductions, though, we have reduced the amount of cash we need to generate from sales to achieve positive operating cash flow. However, we will still need to generate a higher level of sales to achieve positive operating cash flow. We believe the acquisition of Zymark will allow us to more rapidly scale our operations with the goal of achieving positive operating cash flow in the fourth quarter of 2005.

     During the quarter ended September 30, 2003 as compared to the same period last year, total revenue increased 149% driven mainly by the addition of Zymark’s product and service revenues offset in part by a decline in related party sales to Amphora and a decline in research and development funding from Agilent. We also believe our revenues during these periods have been adversely impacted by the sluggish economic climate with its effect of reducing capital spending by pharmaceutical and other research companies. We believe that the general economic climate may improve in 2004, and that our future revenues will rely to a lesser extent on capital spending patterns as we continue to focus our strategies on development of our other sources of higher margin, recurring revenue such as LabChip products, datapoints, and automated disposable dispenser tips, and continue to expand our base of service business. Zymark’s business has historically experienced a modest level of seasonality in the pattern of sales, i.e., purchase orders received. Typically, in the second half of the year, the number of purchase orders received is greater than those received in the first half of the year. It should not be assumed, however, that this trend will continue given our management’s intention to emphasize sources of higher margin, recurring revenues which have the potential to drive greater operational efficiency and less seasonal impact.

     Prior to our acquisition of Zymark, we generated a substantial portion of our revenue from a limited number of sources. During the quarter ended September 30, 2003, only Agilent accounted for more than 10% of our overall revenues. During the comparable third quarter of 2002, Amphora alone accounted for 29% of our total revenue and 41% of our product revenue, and Agilent alone accounted for 42% of our total revenue and 37% of our product revenue. Although Amphora is scheduled to purchase one remaining Caliper 250 drug discovery instrument by December 31, 2003 as required under an agreement with them, we have not as yet received a purchase order for this instrument. Amphora has no further obligation to purchase instruments from us following this one remaining instrument. In addition, there can be no assurance that our customers that participated in our Technology Access Program prior to our conversion to a commercial products business will continue to buy Caliper products or services at historical levels, or at all, now that all purchase obligations by these customers were met as of March 31, 2003.

     Amphora sales decreased by 65% in the three month period and 70% in the nine month period as a result of no Caliper 250 system sales to Amphora in 2003 and completion of most contracted services to Amphora in 2002. In the first 13 months of its operation, from September 2001 through September 2002, Amphora purchased 21 Caliper 250 drug discovery systems from us in order to create and build their commercial database. As a result, we only expect Amphora to buy one additional Caliper 250 drug discovery system in 2003. Rather, we expect the bulk of their purchases will be for chips and parts along with contractual datapoint revenue of approximately $300,000 in the fourth quarter of 2003. Additionally, Amphora is not obligated to make any further datapoint payments to us until they have generated the number of datapoints, either in 2003 or subsequent years, that Amphora is entitled to as a result of the following payments they paid or are required to pay us: a) $1.8 million minimum datapoint payment for the 12 months ending November 30, 2003; and b) any payments made pursuant to a $2.2 million deferred contingent obligation through quarterly payments based on Amphora’s revenue or commissions earned by Amphora for marketing assistance. If Amphora generates fewer datapoints than the number to which they are entitled due to the minimum payment and any contingent payments made, our future datapoint revenues will be adversely affected to the extent of this shortfall. In December 2002, Amphora raised additional capital in a financing that reduced Caliper’s original ownership from 28% to approximately 13%. Caliper’s gross profit on sales of Caliper’s drug discovery systems after December 2002 will be deferred at the new 13% ownership interest level with no change in Caliper’s method of accounting for Amphora. Prior to this financing, Caliper deferred 28% of gross profits on sales of Caliper’s drug discovery systems. The deferred amount is recognized as revenue as Amphora records depreciation on its Caliper 250 Drug Discovery systems.

     In May 2002, we notified Agilent of our election to terminate the agreement between the companies, effective as of May 8, 2003. However, pursuant to the agreement certain terms survive this termination. Though the relationship with Agilent is changing, there will be no impact to the margin sharing between the two companies until the end of 2004. However, Agilent can further reduce product development funding at any time as they make independent decisions on their product lines. Beginning in November 2003, both Caliper and Agilent will have the right to sell collaboration products, with reciprocal supply arrangements. Given the success of the Agilent 2100 Bioanalyzer products, and the termination of our exclusivity obligations with Agilent, we are actively working to expand the number and scope of our commercial partnerships.

     Under our collaboration agreement, Agilent funded our research and development expenditures related to the collaboration, reimburses us for our costs of supplying chips and reagents to Agilent and pays us a share of the gross margin earned on all components of LabChip systems they sell. We record revenue from development and support activities under our collaboration agreement in the period in which the costs are incurred. We report direct costs associated with this contract as research and development expense. We recognize revenue related to the reimbursement of costs for the supply of chips and reagents to Agilent upon shipment and we recognize the related costs as components of cost of sales. We recognize as revenue our share of gross margin on components of the Agilent 2100 Bioanalyzer system sold by Agilent upon shipment to the end user. Agilent began marketing and sales efforts for the Agilent 2100 Bioanalyzer in late 1999. Sales of new and innovative instrumentation such as the Agilent 2100 Bioanalyzer involve a long sales cycle, requiring customer training and demonstration periods. Sales of the Agilent 2100 Bioanalyzer products increased 27% in the first nine months of 2003 as compared to the same period last year indicating, we believe, a continued growing market acceptance of this technology. However, in the three and nine months ended September 30, 2003, research and development funding from Agilent declined 94% and 52%, respectively, as compared to the same periods in 2002 as we have now completed the development programs related to the Agilent 2100 Bioanalyzer product line. We anticipate Agilent’s research and development funding in the fourth quarter of 2003 to remain at these reduced levels experienced in the third quarter of 2003. However, we expect this decrease will be offset, in part, by research and development funding from our collaboration with Bio-Rad Laboratories signed in June 2003.

     Caliper, prior to acquiring Zymark, sold only two maintenance contracts covering early prototype instruments. These contracts provided access to upgrades to Caliper’s product, if and when available, and operational support. With the acquisition of Zymark, which has historically offered extended maintenance contracts to its customers, Caliper expects maintenance services to be a more significant source of revenue. Maintenance agreements, as currently offered to customers, provide for preventive maintenance visits, routine parts replacement and technical and operational support for products. In the future, Caliper expects to offer maintenance agreements to customers for access to instrument hardware and software upgrades. Revenue with respect to maintenance contracts is deferred and recognized ratably over the term of the contract.

     Since early September of 2002 and over the course of the following 12 months, the continuing broad economic slowdown and the adverse impact of reduced research and development spending by biopharmaceutical companies required us to streamline our business to better align our organizational structure with these depressed market conditions and customer demand. Prior to and independent of the Zymark acquisition, we conducted two reductions in force as follows:

•	in September 2002, we conducted our first reduction in force that resulted in a downsizing of our employee work force by 28 people, or approximately 10%, primarily in our research and development staff, incurring a restructuring charge of $314,000; and

•	in May 2003, we further downsized of our employee work force by 26 people, or approximately 10%, again primarily in our research and development staff incurring a restructuring charge of $322,000.

We expect to realize approximately $2.0 million and $2.6 million in annualized savings, respectively, from these employee downsizing actions.

     As a result of the Zymark acquisition, in August 2003 we announced our third reduction in force to eliminate redundancies, properly size our efforts to the marketplace and increase organizational efficiencies within our newly combined company. This reduction in force will downsize our workforce by approximately 50 positions, or 9% of the total headcount of Caliper and the newly acquired Zymark, with 38% of the position reductions occurring in August 2003 and the remainder to take place by the end of February 2004. We incurred a $774,000 restructuring charge in the third quarter of 2003, with all functional groups affected except for the research and development staff which remained unchanged pending further strategic and product priority decisions that will be made in the fourth quarter of 2003.

Results of Operations

The results of operations include the financial results of Zymark from July 14, 2003 (acquisition date) through September 30, 2003.

Three and Nine months Ended September 30, 2003 and 2002

     Revenue. Total revenue was $16.5 million for the three months ended September 30, 2003, compared to $6.6 million for the three months ended September 30, 2002. The substantial increase in total revenue was primarily due to the contributed revenues from the Zymark acquisition, offset by a $1.2 million decrease in sales to Amphora. For the nine months ended September 30, 2003, total revenue was $28.0 million as compared to $20.9 million in the comparable period last year. The increase in total revenue was again primarily due to the contributed revenues from the Zymark acquisition, offsetting a decline of $4.3 million in sales to Amphora.

     Product revenue from unrelated customers was $10.9 million and $16.7 million, respectively, for the three and nine months ended September 30, 2003, compared to $2.3 million and $7.9 million, respectively, in the same periods of 2002. For both the three and nine month periods, the increases in product revenue were primarily due to the addition of $8.3 million of Zymark product revenues included in the periods. For the quarter ended September 30, 2003, microfluidic product revenues increased $344,000, or 15%, over the same period in 2002 due to a 21% product volume growth under our collaboration with Agilent offset, in part by modest declines in high throughput system sales. For the nine months ended September 30, 2003, microfluidic product revenues increased by $521,000, or 7%, over the same period in 2002 due again to a 27% to product volume growth under our collaboration with Agilent offset by a 15% decline in high throughput system sales. Datapoint revenues from unrelated customers were approximately 1% and 3% of total unrelated product revenues, respectively, for the three and nine months ending September 30, 2003 and approximately 9% and 7%, respectively, of total unrelated product revenues for the same periods of 2002.

     Service revenue, consisting primarily of annual maintenance contracts and other product support services, was $2.6 million for the three and nine months ended September 30, 2003, related almost exclusively to the addition of the existing Zymark service business.

     Related party revenue was $680,000 and $1.8 million, respectively, for the three and nine months ended September 30, 2003, compared to $1.9 million and $6.1 million, respectively, in the same periods of 2002. The declines were primarily due to no drug discovery system sales to Amphora in the first nine months of 2003 as compared to three and ten system sales to Amphora in the three and nine months ended September 30, 2002, respectively. Datapoint revenue from Amphora was $450,000 and $1.4 million for the three and nine months ended September 30, 2003, respectively, as compared to $500,000 and $1.5 million in the same periods last year. Assay and application development services to Amphora, decreased $229,000 or 65% and $953,000 or 87%, respectively, for the three and nine months ended September 30, 2003 as compared to the comparable periods in 2002, as we completed most contracted services in 2002. We anticipate minimal contract revenues from Amphora during the rest of 2003.

     It has been widely reported that the sluggish economic environment, coupled with pharmaceutical industry-specific factors, continues to dampen research spending for many companies. As such, continuing market acceptance of our products will depend on our ability to demonstrate the advantages and potential economic value of our LabChip technology and laboratory automation solutions in the context of decreased capital spending by our customers.

     License fees and contract revenues remained unchanged at $2.4 million and $6.9 million, for the three and nine months ended September 30, 2003 and 2002, respectively. Of these amounts, research and development funding from Agilent accounted for 3% and 25% for the three and nine months ended September 20, 2003, compared to 56% and 51%, respectively, in the same periods of 2002. Agilent’s research and development funding is expected to remain at these reduced levels experienced in the third quarter of 2003 in future periods. The decrease in Agilent research and development funding was substantially offset by research and development funding increases from our other collaboration partners and the addition of contract revenues attributable to Zymark. Licensing fees were $625,000 and $1.875 million, respectively, in the three and nine months ended September 30, 2003 and 2002, both resulting from the licensing of the Ramsey family of patents to Aclara Biosciences which ends in 2003.

     Cost of Product Revenue. Cost of product revenue represents manufacturing costs incurred in the microfluidic and laboratory automation instrument and chip production process, including component materials, assembly labor and overhead, packaging and delivery cost. Cost of products sold to unrelated customers increased to $7.6 million and $12.2 million for the three and nine months ended September 30, 2003, respectively, as compared to $1.8 million and $5.8 million for the same periods last year. The increases were driven primarily by the inclusion of the Zymark product costs, which were $5.9 million in the three and nine months periods of 2003. In addition, cost of products sold under our collaboration with Agilent increased 27% and 40% for the three and nine months ending September 30, 2003, respectively, as compared to the same periods in 2002. Offsetting these increases were lower costs resulting from lower volume sales of high throughput system product and reduced warranty costs which declined $104,000 and $418,000, respectively, in the three and nine month periods of 2003 as compared to the same periods in 2002. As a result of lower warranty costs and a more favorable mix of higher margin products, the gross margins on total revenues from unrelated customers were 30% and 27% for the three and nine months ended September 30, 2003, as compared to 20% and 26% for the same periods in 2002. Product mix will continue to affect our future gross margins as we earn a higher return from our own high throughput system products, and to a lesser extent, our lab automation products, as opposed to sharing gross margin revenues on collaboration products with Agilent.

     Cost of service revenues in the three and nine months ended September 30, 2003, reflects the inclusion of Zymark service revenues and their associated costs.

     Cost of products sold from related party sales to Amphora was $62,000 and $200,000 for the three and nine months ended September 30, 2003, compared to $985,000 and $2.8 million for the same periods in 2002. In the three and nine months ended September 30, 2003, we had no drug discovery system sales to Amphora, as compared to three and ten system sales to Amphora in the same periods of 2002. We also had no warranty costs in the cost of related party product revenue during the third quarter of 2003 and only $10,000 in the nine months ended September 30, 2003 as compared to $18,000 and $294,000 in the comparable periods of 2002. Datapoint revenues, with their minimal associated costs to us, were 81% and 80%, respectively, of Amphora product revenues in the third quarter and first nine months of 2003 as compared to only 32% and 30% in the same periods last year. As a result, the gross margins on total revenues from Amphora were 89% and 88% for the three and nine months ended September 30, 2003, as compared to 37% and 43% for the same periods in 2002.

     In connection with the integration of our operations with those of Zymark, including moving certain instrument manufacturing operations from our facility in Mountain View to our facility in Hopkinton, and with our efforts to further rationalize our research and development expenses, certain expenses that were previously allocated to research and development are now being allocated to fixed manufacturing overhead. We expect this revised allocation of expenses may increase our cost of product revenue and therefore adversely impact our reported gross margins in future periods, but will not otherwise affect our reported financial performance. Because we are still in the process of integrating our operations and rationalizing our research and development expenses, we cannot presently estimate what the ultimate impact of this reallocation of expenses will be on our future reported cost of product revenue and gross margins.

     Research and Development Expenses. Research and development expenses consist primarily of salaries and related personnel costs, fees paid to consultants and outside service providers for chip development, material costs for prototype and test units, intellectual property prosecution, and other expenses related to the design, development, testing and enhancement of our products. We expense our research and development costs as they are incurred. Research and development expenses decreased to $9.1 million and $27.3 million, respectively, during the three and nine months ended September 30, 2003, compared to $10.9 million and $33.4 million in the same periods of 2002. Ongoing research and development associated with the laboratory automation products acquired in the Zymark acquisition totaled $1.2 million in the three and nine months ended September 30, 2003. This decline in the third quarter of 2003 was primarily attributable to lower salary and related personnel costs resulting from a 23% decline in the number of research and development personnel as of September 30, 2003 as compared at September 30, 2002 as well as reduced technical services and supplies costs. Of the decreased costs, $2.1 million was related to lower salaries and related benefit costs for research personnel, $763,000 was related to reduced outside technical services, $444,000 was related to lower laboratory supplies costs, offset in part by a $91,000 increase in fees for intellectual property prosecution, a $220,000 increase in depreciation costs, and the addition of the Zymark expenses. Of the decreased costs, in the first nine months of 2003, $4.9 million was related to lower salaries and related benefit costs for research personnel, $2.0 million was related to reduced outside technical services, $1.4 million was related to lower laboratory supplies costs, and $297,000 was related to lower allocated facilities costs, offset in part by a $663,000 increase in fees for intellectual property prosecution, a $619,000 increase in depreciation costs, and the addition of the Zymark expenses.

     Our research and development focus has been on product development in the areas of new applications, microfluidic instruments with expanded capabilities and our genomic analysis systems. In the future, we intend to focus our LabChip technology development efforts on a narrow range of applications based on customer demand and on new innovations combining LabChip technology and laboratory automation. We are now focusing on rationalizing our R&D resources using sequential versus parallel investment methodology. By doing this, we are working on fewer project areas at any given time, enabling us to be more focused, productive and efficient with this investment. Our current focus is building a new, lower cost, smaller footprint, more usable high throughput system platform. We also will continue to make investments intended to advance and refine our manufacturing processes in order to improve the functionality and reliability of our chips and instruments. We expect to continue our efforts in these areas of research and development even though the outcomes of these projects are inherently uncertain. We will also continue to revise our research and development focus and priorities to match the economic climate and the research and development spending by biopharmaceutical companies that we believe will affect the demand for our microfluidic products. We expect research and development spending to decline in 2003 as compared to 2002 as a result of our downsizing in September 2002 and in May 2003 and reduced discretionary spending with our microfluidic research and product development efforts, offset in part by modest research and development programs mainly in the areas of laboratory automation and robotic systems. We expect research and development spending to be based on customer demand, market conditions, and our commercial growth in subsequent years.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, marketing and product promotional costs, professional fees, and other corporate expenses including business development and general legal activities. Selling, general and administrative expenses increased to $7.4 million and $16.7 million, respectively, in the three and nine months ended September 30, 2003, compared to $4.1 million and $13.6 million in the same periods of 2002. The $3.3 million increase in the quarter ended September 30, 2003 as compared to the same period last year was primarily due to the $3.6 million addition of marketing and sales infrastructure of Zymark offset in part by $128,000 of lower legal expenses and lower high throughput product marketing expense of $162,000. The $3.1 million increase in the first nine months of 2003 as compared to the same period of 2002 was again primarily due to the $3.6 million additional cost of Zymark’s marketing and worldwide sales organization, offset by lower consultant and outside services costs of $194,000, lower high throughput product marketing expense of $663,000, lower administrative expenses of $208,000 and lower legal expenses of $255,000, offset by higher salaries and related employee expenses of $804,000. We expect marketing and product promotion expenses to increase over the next several years to support the more global commercialization of our products utilizing the trained sales force and commercial infrastructure the acquisition of Zymark has brought us. We anticipate general administrative expenses to increase only as revenue grows but at a lesser rate on a percentage basis. We expect the redundancies identified in the integration of the recently acquired Zymark to offset in part the increases in selling, general and administrative expenses.

     Amortization of Deferred Stock Compensation. Deferred stock compensation represents the difference, at the date of grant, between the deemed fair value of our common stock for accounting purposes and the exercise price of options. This amount is being amortized over the respective vesting periods of the individual stock options using the graded vesting method. We recorded amortization of deferred compensation of $117,000 and $457,000, respectively, for the three and nine months ended September 30, 2003, compared to a net gain of $681,000 on the reversal of stock compensation expense and a $151,000 expense for the same periods of 2002. We expect to record amortization expense for deferred compensation as follows: $85,000 for the remainder of 2003, and $94,500 during 2004. The amount of deferred compensation expense to be recorded in future periods may further decrease if unvested options for which deferred compensation has been recorded are subsequently canceled.

     Interest Income, Net. Interest income, net, consists of income from our cash and investments offset by expenses related to our financing obligations. Interest income, net, was $655,000 and $2.7 million, respectively, for the three and nine months ended September 30, 2003, compared to $1.7 million and $6.0 million for the same periods of 2002. The decrease primarily resulted from declining interest rate yields and, to a lesser extent, the lower cash, cash equivalents and marketable securities balances during the three and nine month periods ending September 30, 2003 as compared to the same periods in 2002. We expect interest income, net, to be substantially lower in future periods due to the approximately $53.0 million, net of cash acquired, of cash used in July 2003 to acquire Zymark.

     Other Income (Expense), Net. Other income, net, of $189,000 for the three months ended September 30, 2003 was primarily foreign currency transaction gains resulting from the settlement of account balances denominated in another currency. Other income, net, of $155,000 for the nine months ended September 30, 2003 was on the effect of foreign currency transaction gains offset by miscellaneous losses including the disposal of surplus manufacturing equipment no longer needed in our operations. Other expense of $347,000 and $1.3 million, respectively, for the three and nine months ended September 30, 2002 represents mark-to-market change in the fair value of the 900,000 shares of Aclara common stock we held through October 2002 as part of our litigation settlement with Aclara. This mark-to-market change in the fair value was subsequently offset in October 2002 when we exchanged this common stock for full payment from Aclara in accordance with the litigation settlement.

     Provision for Income Taxes. Provision for income taxes during the three months ended September 30, 2003 related to foreign income taxes provided on local earnings of Caliper’s subsidiary operations.

LIQUIDITY AND CAPITAL RESOURCES

     Our cash, cash equivalents and marketable securities were $72.2 million at September 30, 2003 compared to $154.3 million at December 31, 2002, primarily due to the $55.7 million of cash used to acquire Zymark, and $25.8 million of cash used in operations.

     We used cash of $25.8 million for operations for the nine-month period ended September 30, 2003 as compared to $34.1 million for the comparable period in 2002. Cash used in operating activities in the nine months ended September 30, 2003 consisted primarily of the net loss of $29.7 million, plus aggregate current asset and liability changes of $3.4 million, consisting primarily of increases in accounts receivable and other receivables of $2.4 million, offset in part by a decrease in inventories of $2.4 million, offset in part by a decrease in accrued compensation of $4.4 million, and by amortization of deferred stock compensation and amortization expense of $7.1 million. Cash used in the nine months ended September 30, 2002 consisted primarily of the net loss of $30.4 million, changes in operating assets and liabilities of $8.5 million, offset in part by non-cash charges of $4.4 million related to amortization of deferred stock compensation and depreciation and amortization expense. We also have $3.3 million in a market rate account at September 30, 2003 pledged for facilities deposits compared to $2.8 million at September 30, 2002.

     Net cash provided by investing activities was $16.1 million for the nine months ended September 30, 2003 as compared to $28.4 million for the comparable period in 2002. Net cash provided by investing consists primarily of proceeds from sales and maturities of marketable securities offset in part by purchases of marketable securities as well as capital expenditures and, in the 2003 period, the purchase of Zymark. We sold a large amount of our marketable securities in the latter part of June 2003 in order to obtain the cash we used for the acquisition of Zymark in July 2003. We used $1.1 million and $5.3 million for the purchase of property and equipment in the first nine months of 2003 and 2002, respectively.

     Net cash used in financing activities was $1.5 million for the nine months ended September 30, 2003 as compared to net cash provided by financing activities of $237,000 for the comparable period in 2002. Net cash used in financing activities for the nine months ended September 30, 2003 consisted of $2.3 million in repayments of sale-leaseback arrangements, and other debt obligations, offset by $763,000 of proceeds from employee stock purchase plan and option exercises. Net proceeds from financing activities for the same period ended September 30, 2002 consisted of $1.0 million proceeds from employee stock purchase plan and option exercises and $822,000 proceeds from sale-leaseback arrangements, offset by repayments of sale-leaseback arrangements of $1.6 million.

     The following are contractual commitments at September 30, 2003 associated with debt and lease obligations (in thousands):

		Obligations Under	Other
	Operating	Sale-Leaseback	Long-Term
	Leases	Arrangements	Obligations

	(In thousands)
12-month periods ending September 30:
2004	$7,274	$1,996	$348
2005	7,115	690	348
2006	6,278	—	—
2007	6,009	—	—
Thereafter	6,186	—	—

Total minimum lease and principal payments	$32,862	2,686	696

Amount representing interest		(226)	(31)

Present value of future payments		2,460	665
Current portion of sale-leaseback arrangements and other obligations		(1,812)	(349)

Noncurrent portion of sale-leaseback arrangements and other obligations		$648	316

     In connection with the acquisition of Labotec by Zymark in August 2002, Caliper is obligated to make noninterest-bearing deferred purchase price payments of 900,000 Euros to the former owner. This obligation was recorded at its translated and discounted present value of $880,000 as of August 14, 2002. The guaranteed deferred payments are due in three annual installments starting on August 13, 2003.

     As of September 30, 2003, we have a non-cancelable purchase commitment in the amount of approximately $430,000 with our foreign supplier of our proprietary glass stock used in the manufacture of certain types of our chips. We also have minimum royalty obligations under separate license agreements with UT-Battelle, LLC and the Trustees of the University of Pennsylvania. Royalty obligations to UT-Battelle were $20,000 in the third quarter of 2003 and are expected to exceed the required minimum royalty amount of $53,000 for 2003 and through the remainder of the license. We also had sublicensing royalty obligations to UT-Battelle for a portion of our Aclara licensing revenue. UT-Battelle royalty and sublicensing royalty accruals were $63,000 and $375,000, respectively, as of September 30, 2003. We anticipate that during 2004 the minimum royalty obligation under the license with the Trustees of the University of Pennsylvania will exceed the earned royalty obligation. The minimum royalty obligation under this license was $15,000 each in the first, second and third quarter of 2003, and the royalty amount under this license is not expected to exceed the required minimum royalty for 2003. The required minimum royalty under this license will never exceed $200,000 per year thereafter.

     Our capital requirements depend on numerous factors including market acceptance of our products, the resources we devote to developing and supporting our products, acquisitions and other factors. We expect to devote substantial capital resources to continue our research and development efforts, to expand our support and product development activities, and for other general corporate activities. Based on our long term strategic plan updated for the recent acquisition of Zymark, we believe that our current cash balances, together with the revenue to be derived from our commercial partners, our commercial sales from our microfluidic and lab automation products and services will be sufficient to fund our operations at least through the year 2004. Our future capital requirements will depend on many factors, including, among others;

•	continued market acceptance of our microfluidic and lab automation products;

•	continued scientific progress in our microfluidic, lab automation and robotic research and product development programs;

•	the magnitude and scope of our research and product development programs;

•	our ability to maintain existing, and establish additional, corporate partnerships and licensing arrangements;

•	the time and costs involved in expanding and maintaining our manufacturing facilities;

•	the costs involved to integrate Zymark and Caliper’s operations;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims;

•	the potential need to develop, acquire or license new technologies and products; and

•	other factors not within our control.

     Actual capital expenditures could vary considerably, however, depending on opportunities that arise over the remainder of 2003 and over the 2004 period. During or after this period, if cash generated by operations is insufficient to satisfy our liquidity requirements, we may need to reduce our research and development efforts, or sell additional equity or debt securities or obtain additional credit arrangements. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders. Additional financing may not be available on terms acceptable to us or at all. The inability to obtain additional financing may force delays in research and product development activities and, ultimately, cause us to cease operations.

FACTORS AFFECTING OPERATING RESULTS

Our LabChip Systems may not achieve market acceptance, which could cause our revenue to grow slowly or decline.

     Many of our microfluidic technologies, which we developed prior to our acquisition of Zymark Corporation on July 14, 2003, are still in the early stages of development, and our drug discovery systems incorporating these technologies have only recently begun to be used commercially. If our drug discovery systems do not gain further market acceptance, we will be unable to generate significant sales of these products and our revenue may decline. The commercial success of our drug discovery systems will depend upon capital spending by our potential customers, and market acceptance of the merits of our drug discovery systems by pharmaceutical and biotechnology companies, academic research centers and other companies that rely upon laboratory experimentation. Market acceptance will depend on many factors, including:

•	our ability to demonstrate the advantages and potential economic value of our drug discovery systems over alternative well-established technologies and products;

•	capital spending by our customers and potential customers, which has decreased as a result of the current economic conditions and other industry-specific factors; and

•	our ability to market our drug discovery systems.

     Because the products comprising our drug discovery systems have been in operation for a limited period of time, their accuracy, reliability, ease of use and commercial value have not been fully established. If the first customers do not approve of our initial drug discovery systems because these systems fail to generate the quantities and quality of data they expect, are too difficult or costly to use, or are otherwise deficient, market acceptance of these drug discovery systems would suffer and further sales may be limited. We cannot assure you that these customers’ efforts to put our high throughput systems into use will continue or will be expeditious or effective. Potential customers for our drug discovery systems may also wait for indications from our initial drug discovery system customers that our drug discovery systems work effectively and generate substantial benefits. Further, non-acceptance by the market of our initial drug discovery systems could undermine not only those systems but subsequent drug discovery systems as well. Our microfluidic-based drug discovery systems are now being marketed and sold principally by the sales and marketing organization we acquired with our recent acquisition of Zymark. These systems and the technologies on which they are based are new to this sales and marketing organization, which may limit our ability to effectively market and sell these systems.

If we are not successful in developing new and enhanced liquid handling and other life sciences productivity products, our products may not gain market acceptance and we may lose market share to our competitors.

     The life sciences productivity tools equipment market, the principal market for the traditional products of Zymark, is very competitive and is characterized by rapid technological change and frequent new product introductions. The commercial success of our liquid handling systems and other productivity tool technologies depends upon continued and expanding market acceptance of our systems and products by pharmaceutical and biotechnology companies and genomics research organizations. We anticipate that our competitors will introduce new, enhanced products in this market in the near future. Our future success will depend on our ability to offer new products and technologies that researchers believe are an attractive alternative to current productivity tool technologies, that address the evolving needs of our customers and that are technologically superior to new products that may be offered by our competitors. We may experience difficulties or delays in our development efforts for new products, and we may not ultimately be successful in developing them. Any significant delay in releasing new products in this market could adversely affect our reputation, give a competitor a first-to-market advantage or cause a competitor to achieve greater market share.

If we do not successfully introduce newer, lower cost versions of our drug discovery systems, and expand the range of applications for these systems, we may experience a decline in revenue or slow revenue growth and may not achieve or maintain profitability.

     We intend to continue developing new, lower cost versions of our microfluidic-based drug discovery systems with enhanced features that address existing or emerging customer needs, such as novel assay functionalities. If we are unable to do so, our drug discovery systems may not become more widely used and we may experience a decline in revenue or slow revenue growth and may not achieve or maintain profitability. Further, we currently have several assays in development including assays that measure many important activities of cells and proteins. We are developing line extensions that are particularly well suited for the evaluation of kinases, one of the largest focus areas of drug discovery efforts today. We are creating new tools to make it easier for our customers to develop their own custom assays in a microfluidic format. We are also developing kinase profiling and selectivity screening kits. If we are not able to complete the development of these applications and tools, or if we experience difficulties or delays, we may lose our current customers and may not be able to obtain new customers.

Our recent acquisition of Zymark and other potential acquisitions may have unexpected consequences or impose additional costs on us.

     Our business is highly competitive and our growth is dependent upon market growth and our ability to enhance our existing products and introduce new products on a timely basis. One of the ways we may address the need to develop new products is through acquisitions of complementary businesses and technologies, such as our acquisition of Zymark. From time to time, we consider and evaluate potential business combinations both involving our acquisition of another company and transactions involving the sale of Caliper through, among other things, a possible merger or consolidation of our business into that of another entity. Acquisitions involve numerous risks, including the following:

•	difficulties in integration of the operations, technologies, and products of the acquired companies;

•	the risk of diverting management’s attention from normal daily operations of the business;

•	potential cost and disruptions caused by the integration of financial reporting systems;

•	accounting consequences, including amortization of acquired intangible assets or other required purchase accounting adjustments, resulting in variability or reductions of our reported earnings;

•	potential difficulties in completing projects associated with purchased in-process research and development;

•	risks of entering markets in which we have no or limited direct prior experience and where competitors in these markets have stronger market positions;

•	the potential loss of key employees of Caliper or the acquired company due to the employment uncertainties inherent in the acquisition process;

•	the assumption of known and potentially unknown liabilities of the acquired company;

•	we may find that the acquired company or assets do not further our business strategy or that we paid more than what the company or assets are worth;

•	we may have product liability associated with the sale of the acquired company’s products;

•	we may have difficulty maintaining uniform standards, controls, procedures and policies;

•	our relationship with current and new employees and customers could be impaired;

•	the acquisition may result in litigation from terminated employees or third parties who believe a claim against us would be valuable to pursue;

•	our due diligence process may fail to identify significant issues with product quality, product architecture and legal contingencies, among other matters; and

•	insufficient revenues to offset increased expenses associated with acquisitions.

Acquisitions may also cause us to:

•	issue common stock that would dilute our current stockholders’ percentage ownership;

•	record goodwill and non-amortizable intangible assets that will be subject to impairment testing and potential periodic impairment charges;

•	incur amortization expenses related to certain intangible assets;

•	incur reductions in deferred revenue of the acquired company, resulting in lower future revenues; or

•	incur other large and immediate write-offs.

     We cannot assure you that our acquisition of Zymark and any future acquisitions will be successful and will not adversely affect our business. We must also maintain our ability to manage any growth effectively. Failure to manage growth effectively and successfully integrate acquisitions we make could harm our business.

We expect to incur future operating losses and may not achieve profitability.

     We have experienced significant operating losses each year since our inception and expect to incur substantial additional operating losses for at least the next two years, primarily as a result of a current sluggish economic climate, dampened research spending for many companies affecting our product sales and expected continuing expenses for manufacturing capabilities, research and product development costs and general and administrative costs. We may never achieve profitability. As of September 30, 2003, we had an accumulated deficit of approximately $115.2 million. Our losses have resulted principally from costs incurred in research and development, product marketing and from general and administrative costs associated with our operations. These costs have exceeded our interest income and revenue which, to date, have been generated principally from product sales, collaborative research and development agreements, technology access fees, cash and investment balances and, to a lesser extent, government grants.

Our operating results fluctuate significantly and any failure to meet financial expectations may disappoint securities analysts or investors and result in a decline in our stock price.

     Our quarterly operating results have fluctuated significantly in the past, and we expect they will continue to fluctuate in the future even with our combination with Zymark, as a result of many factors, some of which are outside of our control. For example, many of our products represent relatively large capital expenditures for our customers, which leads to variations in the amount of time it takes for us to sell our products because customers may take several months or longer to evaluate the purchase of our products. In addition, a significant portion of our revenues is now typically derived from sales of a small number of relatively high-priced products, and these sales are generally made by purchase orders and not long-term contracts. Delays in receipt of anticipated orders for higher-priced products could lead to substantial variability of revenue from quarter to quarter. Furthermore, Zymark has historically received purchase orders and shipped a significant portion of each quarter’s product orders near the end of the quarter. If that pattern continues, even short delays in the receipt of orders or shipment of products at the end of a quarter could result in shipment during the next quarter, which could have a material adverse effect on results of operations for the quarter in which the shipment did not occur. In addition, Zymark’s business has historically been affected by capital spending patterns of its customers with a greater percentage of purchases, and therefore higher revenues, occurring in the second half of the year. There can be no assurance that this trend will continue. For all of these and other reasons, it is possible that in some future quarter or quarters, our operating results will be below the expectations of securities analysts or investors. In this event, the market price of our common stock may fall abruptly and significantly. Because our revenue and operating results are difficult to predict, we believe that period-to-period comparisons of our results of operations are not a good indication of our future performance.

     If revenue declines in a quarter, whether due to a delay in recognizing expected revenue or otherwise, our earnings will decline because many of our expenses are relatively fixed. In particular, research and development and general and administrative expenses and amortization of deferred stock compensation and intangible assets are not affected directly by variations in revenue.

Because a small number of customers and Agilent have accounted for, and may continue to account for, a substantial portion of our revenue, our revenue could decline due to the loss of one of these customers or the termination of our agreement with Agilent.

     Historically, we have had very few customers and one commercial partner, Agilent, from which we have derived the majority of our revenue. Although our acquisition of Zymark in July 2003 expanded our customer base, Zymark has also historically obtained a significant portion of its revenue from a relatively small number of customers. For the three months ended September 30, 2003, Agilent alone represented 11% of total revenues, and our next three largest customers for the quarter collectively accounted for approximately another 15% of total revenues. Accordingly, if we were to lose any one or more of these important customers, our revenue could decrease significantly.

Our revenue could decline due to the termination of our agreement with Agilent because of a number of different factors, including a reduction in our gross margin share of Agilent 2100 Bioanalyzer and LabChip products sold by Agilent or reduced sales of such products by Agilent due to competition from us or any of our future commercial partners.

     Our commercial relationship with Agilent is currently in a state of transition due to the termination of our agreement with Agilent, effective in May 2003. Accordingly, we are now operating only under the surviving provisions of that agreement. We will continue to receive revenue from Agilent based on a formula for gross margin sharing on sales by Agilent of instruments and chips developed under our collaboration agreement. Although we anticipate that future sales of the Agilent 2100 Bioanalyzer system will further expand our revenue base, under the surviving provisions of our agreement with Agilent our gross margin share of collaboration products sold by Agilent will begin to decline at the end of 2004. If sales of these products do not increase fast enough to offset the decline in our gross margin share, the amount of revenue we receive from Agilent will decline.

     In addition, under the surviving terms of our agreement with Agilent, we granted to Agilent a non-exclusive, royalty-bearing license to our LabChip technologies existing as of the termination date for Agilent to develop, make and sell products in the field of the collaboration. Consequently, there is the possibility that Agilent may manufacture its own supply of LabChip products, rather than purchasing them from us, or that we may experience competition from Agilent in the future, which would reduce our ability to sell products independently or through other commercial partners.

     Now that our agreement with Agilent is terminated, Agilent’s sales of collaboration products could be reduced due to competition from us or any other commercial partner of ours. In such event, the revenue we would realize from Agilent would be reduced. Further, Agilent may decide for reasons wholly independent of competition to reduce its sales efforts and/or pricing for these products. If Agilent does so, our revenue may decline.

     Finally, we anticipate research and development funding from Agilent to continue to decline through the remainder of the year from the levels we have already experienced in the first nine months of 2003. Agilent can reduce product development funding at any time as they make independent decisions on their product lines. If we do not negotiate a new agreement with Agilent, we could cease to receive development funding from Agilent for new products. Furthermore, the revenue we receive from Agilent for existing collaboration products may grow more slowly or decline.

Amphora Discovery Corp., a related party and key customer, is a development stage company and we have no assurance of its continued purchases of our products and services.

     Amphora, which is independently managed and funded, has a significant on-going relationship with Caliper. After Amphora’s December 2002 completion of a second private placement of securities with third party investors, our ownership in Amphora was reduced to approximately 13% from 28% on a fully diluted basis. Over time we expect that our ownership in Amphora will be further diluted, as we have no plans to make any future equity investments in Amphora. Due to the reduction in our percentage ownership of Amphora, we now have the right to appoint only one member to Amphora’s board. Amphora is currently our largest automated drug discovery customer representing 6% of our total revenue for the first nine months in 2003. As a development stage company, there can be no assurances that Amphora will become commercially successful or that in the near term its business strategy will not change. If Amphora reduces its purchases of products and services or stops using our drug discovery systems, we could experience a significant decline in revenues. In connection with the completion of Amphora’s December 2002 financing, Caliper and Amphora agreed to a renegotiation of Amphora’s obligations under the LabChip Solutions Agreement. Under the renegotiated agreement, the companies agreed to restructure the $4 million minimum datapoint payment for 2003 as follows: Amphora agreed to purchase a minimum of $1.8 million of datapoints during the second year of the agreement beginning in December 2002 and over time to make up to $2.2 million of deferred payments to Caliper. These deferred payments are contingent upon Amphora’s future revenue generation, datapoint production and other conditions and can be satisfied by Amphora under three methods: 1) quarterly payments to Caliper based on Amphora’s revenues; 2) commissions earned by Amphora as they provide certain marketing assistance to Caliper for Caliper’s instruments; and 3) additional datapoint payments if Amphora exceeds the certain minimum datapoint levels. Amphora will not be obligated to make any further datapoint payments to Caliper until it has generated the number of datapoints, either in 2003 or subsequent years, that Amphora is entitled to based upon a) the payment of the $1.8 million minimum required payment for the 12 month period ending November 30, 2003 and b) any payments pursuant to the $2.2 million deferred contingent obligation through quarterly payments based on Amphora’s revenue or commissions earned by Amphora for marketing assistance. If Amphora generates fewer datapoints than entitled due to the minimum payment and any contingent payments made, future datapoint revenues will be adversely affected to the extent of this shortfall. We also agreed to defer to December 31, 2003 Amphora’s obligation to purchase the one remaining Caliper 250 instrument of the 11 originally scheduled to be purchased by Amphora before December 31, 2002. In consideration for our agreement to this restructuring, Amphora issued to Caliper 2.5 million shares of Amphora preferred stock. We ascribed a nominal value of $25,000 to these shares as Amphora is a privately held research and development company.

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

     Although Agilent manufactures the Agilent 2100 Bioanalyzer, we manufacture the chips used in this instrument and also currently manufacture instruments and sipper chips for our drug discovery systems. We currently have limited manufacturing capacity for our LabChip products and automated drug discovery system products and experience variability in manufacturing yields for chips and automated drug discovery products. If we fail to deliver chips and automated drug discovery products in a timely manner, our relationships with our customers could be seriously harmed, and revenue would decline. We currently have one manufacturing location in Mountain View, California, and Zymark has one manufacturing location located in Hopkinton, Massachusetts. The actual number of chips we are able to sell or use depends in part upon the manufacturing yields for these chips. We have only recently begun to manufacture significant numbers of sipper chips and are continuing to develop our manufacturing procedures for these chips. In order to offer sipper chips with more than four capillaries for drug discovery applications, we will need to continue to achieve consistently high yields in this process. We have experienced difficulties in manufacturing both our chips and instruments. We cannot assure you that manufacturing or quality problems will not arise as we attempt to scale-up our production of chips or that we can scale-up manufacturing in a timely manner or at commercially reasonable costs. If we are unable to consistently manufacture sipper chips or chips for the Agilent 2100 Bioanalyzer on a timely basis because of these or other factors, our product sales will decline. We are currently manufacturing drug discovery instruments in-house and in limited volumes. If demand for our drug discovery instruments increases significantly, we will either need to expand our in-house manufacturing capabilities or outsource to other manufacturers. Our ability to scale-up manufacturing may be compromised by uncertainty regarding the volume of chips for the Agilent 2100 Bioanalyzer that we will need to supply to Agilent in the future. As our exclusive collaboration with Agilent terminated in May 2003 pursuant to the notice we delivered to Agilent, Agilent now has the option to manufacture chips itself rather than continue to receive its supply of chips from Caliper. Accordingly, we face uncertainty regarding future demand for these chips from our manufacturing operations.

We are dependent on a single-source supplier for the glass used in our LabChip products and if we are unable to buy this glass on a timely basis, we will not be able to deliver our LabChip products to customers.

     We currently purchase a key component for our chips from a single-source supplier located in Germany. Although we keep surplus inventory in our Mountain View manufacturing facility, if we are unable to replenish this component on a timely basis, we will not be able to deliver our chips to our customers, which would harm our business.

We obtain some of the components and subassemblies included in our systems from a single source or a limited group of suppliers, and the partial or complete loss of one of these suppliers could cause production delays and a substantial loss of revenue.

     We rely on outside vendors to manufacture many components and subassemblies for our products. Certain components, subassemblies and services necessary for the manufacture of our products are provided by a sole supplier or limited group of suppliers, some of which are our competitors. We currently purchase additional components, such as optical, electronic and pneumatic devices, in configurations specific to our requirements that, together with certain other components, such as computers, are integrated into our products. We maintain only a limited number of long-term supply agreements with our suppliers.

     Our reliance on a sole or a limited group of suppliers involves several risks, including the following:

•	we may be unable to obtain an adequate supply of required components;

•	we have reduced control over pricing and the timely delivery of components and subassemblies; and

•	our suppliers may be unable to develop technologically advanced products to support our growth and development of new systems.

     Because the manufacturing of certain of these components and subassemblies involves complex processes and requires long lead times, we may experience delays or shortages caused by suppliers. We believe that alternative sources could be obtained at the same prices and on substantially the same terms and conditions, if necessary, for most sole and limited source parts. However, if we were forced to seek alternative sources of supply or to manufacture such components or subassemblies internally, we might be forced to redesign our systems, which could prevent us from shipping our systems to customers on a timely basis. Some of our suppliers have relatively limited financial and other resources, and, therefore, their businesses could fail. Any inability to obtain sufficient quantities of components and subassemblies, or any other circumstance that would restrict our ability to ship our products, could damage relationships with current and prospective customers and could harm our business.

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

     We rely on a single manufacturing location to produce our chips and drug discovery systems, and a single location to produce Zymark’s laboratory automation and robotics systems, with no alternative facilities. These facilities and some pieces of manufacturing equipment are difficult to replace and could require substantial replacement lead-time. Our manufacturing facilities may be affected by natural disasters such as earthquakes and floods. Earthquakes are of particular significance since the microfluidic manufacturing facility is located in Mountain View, California, an earthquake-prone area. In the event our existing manufacturing facilities or equipment is affected by man-made or natural disasters, we would be unable to manufacture products for sale, meet customer demands or sales projections. If our manufacturing operations were curtailed or ceased, it would harm our business.

We are still in the process of converting some customers from Technology Access Program agreements to purchasers of products and support services, and our revenue could be adversely impacted by this conversion.

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

     Our stock has been trading on the Nasdaq National Market only since mid-December 1999. We initially offered our common stock to the public at $16.00 per share. Since then our stock price has been extremely volatile and has ranged, through November 10, 2003, from a high of approximately $202.00 per share on March 2, 2000 to a low of $2.71 per share both on January 28, 2003 and February 6, 2003. Our stock price may drop substantially following an investment in our common stock. We expect that our stock price will remain volatile as a result of a number of factors, including:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency

     As a multinational company, we are subject to changes in foreign currency fluctuations. As our international sales grow, exposure to volatility in exchange rates could have a material adverse impact on our financial results. The exchange risk is generally related to non-dollar intercompany receivables and advances with our European and Asian subsidiary operations. To date, exchange rate fluctuations have had little impact on our financial results.

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

     Our equipment sale-leaseback financings, amounting to $2.5 million as of September 30, 2003, are all at fixed rates and, therefore, have minimal exposure to changes in interest rates.

     Our primary investment objective is to preserve principal while at the same time maximizing yields without significantly increasing risk. Our portfolio includes money markets funds, commercial paper, medium-term notes, corporate notes, government securities, asset-backed securities, and corporate bonds. The diversity of our portfolio helps us to achieve our investment objective. As of September 30, 2003, approximately 50.3% of our investment portfolio is composed of investments with original maturities of one year or less and approximately 1.1% of our investment portfolio matures less than 90 days from the date of purchase.

     The following table presents the amounts of our cash equivalents and investments that may be subject to interest rate risk and the average interest rates as of September 30, 2003 by year of maturity (dollars in thousands):

	2003	2004	2005	Thereafter	Total

Cash and money market funds:
Fixed rate	$5,076	—	—	—	$5,076
Average interest rate	0.58%	—	—	—	0.58%
Available for sale marketable securities:
Fixed rate	$1,029	$23,310	$18,869	18,769	$61,977
Average interest rate	5.88%	4.97%	5.34%	3.36%	4.60%
Variable rate	—	$3,261	$1,856	—	$5,117
Average interest rate	—	1.43%	1.35%	—	1.40%
Total securities	$6,105	$26,571	$20,725	18,769	$72,170
Average interest rate	1.47%	4.54%	4.98%	3.36%	4.09%

     This differs from our position at December 31, 2002, which the following table presents (dollars in thousands):

	2003	2004	2005	Total

Cash and money market funds:
Fixed rate	$16,184	—	—	$16,184
Average interest rate	1.29%	—	—	1.29%
Available for sale marketable securities:
Fixed rate	$40,397	$55,299	$19,611	$115,307
Average interest rate	3.88%	4.47%	4.85%	4.32%
Variable rate	$7,308	$6,249	$7,758	$21,315
Average interest rate	1.70%	1.92%	1.68%	1.76%
Total securities	$63,889	$61,548	$27,369	$152,806
Average interest rate	2.97%	4.21%	3.92%	3.63%

     Total securities at December 31, 2001 were $166.2 million with average interest rates ranging between 4.45% and 6.18%.

ITEM 4. CONTROLS AND PROCEDURES

     We evaluated our “disclosure controls and procedures” and our “internal controls and procedures for financial reporting” as of September 30, 2003. This evaluation was done under the supervision and with the participation of management, including our chief executive officer and our chief financial officer.

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

     Subject to the limitations set forth below, based on their evaluation, as of the end of this reporting period, the chief executive officer and the chief financial officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

     (b)  Changes in internal controls. Internal controls over financial reporting are procedures which are designed with the objective of providing reasonable assurance that: (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with accounting principles generally accepted in the United States. Among other matters, we evaluated our internal controls over financial reporting to determine whether there were any “significant deficiencies” or “material weaknesses,” and sought to determine whether Caliper has identified any acts of fraud involving personnel who have a significant role in Caliper’s internal controls. In the professional auditing literature, “significant deficiencies” may be interpreted as being comparable as “reportable conditions”; these are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A “material weakness” is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and would not be detected within a timely period by employees in the normal course of performing their assigned functions.

     There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Commencing on June 7, 2001, Caliper and three of its officers and directors (David V. Milligan, Daniel L. Kisner and James L. Knighton) were named as defendants in three securities class action lawsuits filed in the United States District Court for the Southern District of New York. The cases have been consolidated under the caption In re Caliper Technologies Corp. Initial Public Offering Securities Litigation, 01 Civ. 5072 (SAS) (GBD). Similar complaints were filed in the same Court against hundreds of other public companies that conducted IPOs of their common stock since the late 1990s (the “IPO Lawsuits”). On August 8, 2001, the IPO Lawsuits were consolidated for pretrial purposes before United States Judge Shira Scheindlin of the Southern District of New York. Together, those cases are denominated In re Initial Public Offering Securities Litigation, 21 MC 92(SAS). On April 19, 2002, a Consolidated Amended Complaint was filed alleging claims against Caliper and the individual defendants under Sections 11 and 15 of the Securities Act of 1933, and under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as well as Rule 10b-5 promulgated thereunder. The Consolidated Amended Complaint also names certain underwriters of Caliper’s December 1999 initial public offering of common stock. The Complaint alleges that these underwriters charged excessive, undisclosed commissions to investors and entered into improper agreements with investors relating to aftermarket transactions. The Complaint seeks an unspecified amount of money damages. Caliper and the other issuers named as defendants in the IPO Lawsuits moved on July 15, 2002 to dismiss all claims on multiple grounds. By Stipulation and Order dated October 9, 2002, the claims against Messrs. Milligan, Kisner and Knighton were dismissed without prejudice. On February 19, 2003, the Court granted Caliper’s motion to dismiss all claims against it. Plaintiffs were not given the right to replead the claims against Caliper; the time to appeal the dismissal has not yet expired. In May 2003, a Memorandum of Understanding was executed by counsel for plaintiffs, issuers and their insurers setting forth the terms of a settlement that would result in the termination of all claims brought by plaintiffs against the issuers and individual defendants named in the IPO Lawsuits. On July 7, 2003, a Special Litigation Committee of the Caliper Board of Directors approved the settlement terms described in that Memorandum of Understanding. Plaintiff’s counsel has proposed draft documentation which is being reviewed by the issuers and their counsel. The settlement will be subject to numerous conditions, including approval by Judge Scheindlin.

     On April 16, 2002, Caliper filed a lawsuit against Molecular Devices Corporation in the United States District Court for the Northern District of California. In that case, Caliper Technologies Corp. v. Molecular Devices Corporation, No. C-02-1837 (N.D. Cal.), Caliper asserted that Molecular Devices Corp.’s IMAP and Reagent Assay Kits willfully infringe one or more claims of United

States Patent No. 6,287,774, which Caliper owns. Caliper’s complaint sought both injunctive relief precluding further infringement of the patent and damages. The answer to the Complaint was filed on May 8, 2002 and asserted a counterclaim seeking a declaratory judgment that the patent is not infringed and is invalid. Caliper believes the counterclaim was without merit. In late 2002, Caliper successfully moved the court to add a newly-issued patent, U.S. Patent No. 6,472,141, to the lawsuit, alleging that the same accused devices infringe one or more of the claims of that patent. The answer to Caliper’s First Amended Complaint was filed on December 17, 2002, and asserted a counterclaim seeking a declaratory judgment that both Caliper patents are invalid, unenforceable and not infringed. Caliper believes the Amended Counterclaim was without merit. On January 28, 2003, Caliper filed a motion for preliminary injunction, which was scheduled to be heard in May 2003, but deferred by the court pending a patent claim construction hearing. The claim construction hearing occurred at the end of June 2003. During the first week of November 2003, Caliper entered into a settlement of this lawsuit, and Caliper’s claims against Molecular Devices and Molecular Device’s counterclaims against Caliper were dismissed with prejudice. In connection with this settlement, Caliper and Molecular Devices entered into a nonexclusive license agreement pursuant to which Molecular Devices has agreed to pay to Caliper a one-time licensing fee as well as royalties based on future sales of IMAP products.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On July 14, 2003, Caliper completed the acquisition of ZYAC Holding Corporation (“ZYAC”) from The Berwind Company LLC (“Berwind”) for consideration of approximately $73.3 million in the form of $55.7 million in cash, 3.15 million shares of Caliper’s common stock value at $14.6 million, and acquisition costs of $3.0 million. The 3.15 million shares of Caliper’s common stock were issued to Berwind in a private placement in reliance on Section 4(2) of the Securities Act of 1933 and Regulation D, in that the issuance of the securities was to only one entity, Berwind, which is an “accredited investor” as defined in Regulation D. In addition, in the event that Zymark Corporation (the wholly-owned subsidiary of ZYAC) meets specified sales targets set forth in the acquisition agreement. Caliper will issue up to an additional 1.575 million shares of its common stock to Berwind as part of the sales price in reliance on the same provisions of the Securities Act and Regulation D, the exact amount to be determined based on extent the sales targets are met. Up to one half of these contingent shares will be issued based on sales targets for 2003, and the remainder for sales targets for 2004.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5. OTHER INFORMATION

     Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for listing the non-audit services approved by our Audit Committee to be performed by Ernst & Young LLP, our independent auditor. Non-audit services are defined as services other than those provided in connection with an audit or a review of our financial statements. In June 2003 our Audit Committee approved non-audit services performed by Ernst & Young LLP for $230,000 in connection with the acquisition of Zymark. Through September 30, 2003, $207,000 has been incurred related to these approved non-audit services. The only other non-audit services approved by our Audit Committee to be performed by Ernst & Young LLP are the preparation of tax returns, and tax advice in preparing for and in connection with such filings.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit
Number	Description of document

3.1(1)	Amended and Restated Certificate of Incorporation of Caliper.

3.2(2)	Certificate of Designation Of Series A Junior Participating Preferred Stock.

3.3(3)	Restated Bylaws of Caliper.

10.57	Key Employee Agreement, dated July 8, 2003, between Caliper and Michael R. Knapp.

10.58	Key Employee Agreement, dated July 2, 2003, between Caliper and James L. Knighton.

10.59	Key Employee Agreement, dated July 10, 2003, between Caliper and Anthony T. Hendrickson.

10.60	Key Employee Agreement, dated September 17, 2003, between Caliper and William M. Wright III.

10.61	Letter Agreement, dated September 17, 2003, between Caliper and Berwind Company LLC regarding the Appointment of a Berwind Nominee to the Caliper Board of Directors.

31.1	Certification of Chief Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

(1)	Previously filed as Exhibit 3.3 to our Registration Statement on Form S-1, Registration No. 333-88827, and incorporated by reference herein.

(2)	Previously filed as Exhibit 99.1 to Current Report on Form 8-K filed December 19, 2001, and incorporated by reference herein.

(3)	Previously filed as Exhibit 3.3 to Quarterly Report on Form 10-Q for the Quarter ended June 30, 2003, filed August 14, 2003, and incorporated by reference herein.

(b)	Reports on Form 8-K

On July 25, 2003, Caliper filed a Current Report on Form 8-K announcing under Item 2 the acquisition Zymark Corporation, and announcing under Item 7 that it was filing the Zymark acquisition agreement with the Form 8-K and would provide the required financial statements relating to the acquisition within 60 days of the required filing date of the Form 8-K.

On July 31, 2003, Caliper filed a Current Report on Form 8-K announcing under Item 9 that it was furnishing pursuant to Item 12 of Form 8-K its financial results for the second quarter of fiscal 2003.

On September 29, 2003, Caliper filed a Current Report on Form 8-K/A amended the Form 8-K filed on July 25, 2003 to include under Item 7 (1) the financials statements of Zymark for the six months ended June 28, 2003 and for the years ended December 21, 2002 and 2001, and (2) the required pro forma financial information relating to the combined companies for the six months ended June 28, 2003 and for the year ended December 31, 2002.

On September 30, 2003, Caliper filed a Current Report on Form 8-K/A amending the Form 8-K filed on July 25, 2003 to include under Item 7 the filing of the accountant’s consent related to the financial statements of Zymark for the six months ended June 28, 2003 and for the years ended December 31, 2002 and 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALIPER TECHNOLOGIES CORP.

November 14, 2003	By: /s/ JAMES L. KNIGHTON

James L. Knighton
Chief Operating Officer and Chief Financial Officer

By: /s/ ANTHONY T. HENDRICKSON

Anthony T. Hendrickson
Vice President, Finance and Corporate Controller and Principal Accounting Officer

EXHIBIT INDEX

3.1(1)	Amended and Restated Certificate of Incorporation of Caliper.

3.2(2)	Certificate of Designation Of Series A Junior Participating Preferred Stock.

3.3(3)	Restated Bylaws of Caliper.

10.57	Key Employee Agreement, dated July 8, 2003, between Caliper and Michael R. Knapp.

10.58	Key Employee Agreement, dated July 2, 2003, between Caliper and James L. Knighton.

10.59	Key Employee Agreement, dated July 10, 2003, between Caliper and Anthony T. Hendrickson.

10.60	Key Employee Agreement, dated September 17, 2003, between Caliper and William M. Wright III.

10.61	Letter Agreement, dated September 17, 2003, between Caliper and Berwind Company LLC regarding the Appointment of a Berwind Nominee to the Caliper Board of Directors.

31.1	Certification of Chief Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

(1)	Previously filed as Exhibit 3.3 to our Registration Statement on Form S-1, Registration No. 333-88827, and incorporated by reference herein.

(2)	Previously filed as Exhibit 99.1 to Current Report on Form 8-K filed December 19, 2001, and incorporated by reference herein.

(3)	Previously filed as Exhibit 3.3 to Quarterly Report on Form 10-Q for the Quarter ended June 30, 2003, filed August 14, 2003, and incorporated by reference herein.