Form 10-K
period 2003-12-31
CALIPER LIFE SCIENCES INC
filed 2004-03-15
CIK 1014672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number 000-28229

Caliper Life Sciences, Inc.

(Exact name of registrant as specified in its charter)

Delaware	33-0675808
(State or Jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

68 Elm Street

Hopkinton, MA 01748
(Address and zip code of principal executive offices)

Registrant’s telephone number, including area code: (508) 435-9500

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 Par Value
(Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

    Indicate by check mark whether registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑         No ☐

    Based on the closing sale price of common stock on the Nasdaq National Market on June 30, 2003, the aggregate market value of the voting stock held by non-affiliates of the registrant was $81,533,612. Excludes an aggregate of 7,126,762 shares of common stock held by officers and directors and by each person known by the registrant to own 5% or more of the outstanding common stock. Exclusion of shares held by any of these persons should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

    The number of shares outstanding of registrant’s common stock, $0.001 par value was 28,613,988 at February 27, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

    Certain information in Part III of this Annual Report on Form 10-K is incorporated by reference to the Proxy Statement for the registrant’s 2004 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

CALIPER LIFE SCIENCES, INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2003

      This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Act of 1934. These statements relate to future events or our future financial performance. We have identified forward-looking statements by terminology denoting future events such as “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined under “Factors Affecting Operating Results” contained in “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements.

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

      LabChip, the LabChip logo, Caliper, the Caliper logo and LibraryCard are registered trademarks of Caliper Life Sciences, Inc. Tablet Processing Workstation, TPW, iLink, and inL10 are trademarks and Allegro, CLARA, MultiDose, Prelude, RapidPlate, RapidTrace, Staccato, TurboVap, Twister, and Zymark are registered trademarks of Zymark Corporation.

PART 1

Item 1.	Business

Overview

      Caliper Life Sciences, formerly Caliper Technologies Corp., uses its core technologies of liquid handling, automation, and LabChip microfluidics to create leading edge tools for the life sciences industry. In 2003, Caliper acquired Zymark Corporation, a pioneer and worldwide leader in the field of liquid handling, laboratory automation and robotics. Following this acquisition, Caliper reorganized its senior management team, including a new Chief Executive Officer, and adopted new strategies to deliver applications to the life sciences industry that we believe will have more immediate commercial relevance.

      Within the life sciences industry, Caliper is currently addressing three major markets: drug discovery and development, genomics and proteomics and molecular diagnostics. We believe that our products and technologies are uniquely capable of addressing these markets in a number of ways. For example, with the recent advances in genomics research and subsequent surge of interest in protein functionality, there is an increased industry need for high-throughput, cost-efficient tools for DNA and protein experimentation. Products such as our LabChip 90 system for high-throughput DNA and protein analysis directly address this need by integrating and automating the multiple steps required by conventional gel electrophoresis experiments. In the drug discovery and development market, pharmaceutical companies face the new challenge of their increased research and development spending yielding fewer new drugs. Caliper is focused on helping pharmaceutical companies address this challenge by providing tools that help researchers make better choices earlier in their drug discovery process, as well as tools that are designed to increase the general speed and efficiency of their high-throughput screening efforts. Molecular diagnostics, another significant scientific frontier that has evolved from the genomics revolution, holds enormous potential to impact human health through earlier detection of disease. However, existing molecular diagnostic tests tend to be expensive, limiting their acceptance by health care organizations already burdened by high costs. We believe that our LabChip technologies can address the cost issues through integration and miniaturization of the various steps required to carry out these tests.

      We have three channels of distribution for our products: direct to customers, indirect through our international network of distributors, and through original equipment manufacturer (“OEM”) channels. Through our direct and indirect distributor channels, we sell complete systems solutions, developed by Caliper, to end customers. Our OEM distribution channel, of which Agilent Technologies, Inc. (“Agilent”) is a prime example, is core to our business strategy and complementary to our direct sales and distribution network activities as it enables us to extend the commercial potential of our microfluidic LabChip and advanced liquid handling technologies into new industries and new applications with experienced commercial partners. In the OEM channel we provide liquid handling products, chips and enabling technologies to commercial partners who then typically integrate the application solution and market it to their end customers. By using direct, indirect distribution, and OEM channels to maximize penetration of our products and technologies into the marketplace, Caliper seeks to position itself as a leader in the life science tools market.

      On July 14 2003, Caliper completed the acquisition of Zymark. Under the final terms of the transaction, Caliper purchased Zymark for approximately $58 million in cash and 3.15 million shares of Caliper common stock. The agreement also provided for a potential additional earn-out stock component of up to 1.575 million shares of Caliper stock if specified targets for sales of Zymark products were met in 2003 and 2004. The specified targets for 2003 were not met, and so no shares were issued for 2003; up to 787,500 shares of Caliper stock will be issued if the specified targets for 2004 are met.

      Caliper is a leader in microfluidic lab-on-a-chip technologies. We believe our LabChip systems can integrate the capabilities and reduce the size of laboratories full of equipment and people through miniaturizing, integrating and automating many laboratory processes and putting them on a chip. With Zymark’s capabilities, we now manufacture and sell products and services to a multitude of high profile companies in the pharmaceutical, biotechnology, chemical, agriculture, and food industries worldwide. By acquiring Zymark, Caliper’s goals were to:

•	access a global commercial infrastructure,

•	access commercially experienced management, and

•	bolster our income statement by increasing revenues and reducing expenses of the combined companies via acquisition synergies, and reduce our net losses and cash utilization.

      With the combination of Zymark and Caliper completed, the new entity Caliper Life Sciences is able to leverage its LabChip technologies product discovery engine with a proven substantial commercial organization focused on developing new products and applications for our customers. We believe that Zymark’s advanced liquid handling capabilities combined with our microfluidic technologies uniquely positions us to develop and deliver laboratory automation products to bridge the “macro” to “micro” challenges within laboratory research operations.

      Caliper was incorporated in Delaware on July 26, 1995. Our principal offices are located at 68 Elm Street, Hopkinton, Massachusetts, 01748 and our telephone number is (508) 435-9500. We also have research and development, operations and manufacturing facilities for LabChip devices in Mountain View, California. We file or furnish electronically with the Securities and Exchange Commission (or SEC) our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. The public may read or copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

      You may obtain a free copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and any amendments to those reports on the day of filing with the SEC through our website at http://www.caliperLS.com. Our website address is given solely for informational purposes; we do not intend, by this reference, that our website should be deemed to be part of this Annual Report on Form 10-K.

Technologies

Microfluidic LabChip Technologies

      We have developed our microfluidic LabChip technology to provide significant advances in laboratory experimentation for the pharmaceutical and other industries. Microfluidic chips are the key components of our LabChip systems, which also include a specific LabChip instrument together with experiment-specific reagents and software. Our chips contain a network of miniaturized or microfabricated channels through which fluids and chemicals are moved to perform experiments. A single type of chip used with customized reagents and software to perform a particular experiment make up one LabChip application. Depending on the chip format, reagents are introduced either automatically or by the user. The chip is then placed in the instrument, which uses software to control the movement of fluids with pressure or voltage. The instrument also has an optical system for detecting the results. Because we have great flexibility in channel design and can exert split-second computer control over fluid flow, we have the ability to create chips for a multitude of applications. Our LabChip systems miniaturize, integrate and automate experiments with the goal of providing the benefits of improved data accuracy, reduced cost, and higher speed, leading to expanded individual researcher capability and improved enterprise-wide productivity.

Features of LabChip Systems

•	Miniaturization. Conventional laboratory equipment typically uses at least a drop of fluid, 1 to 100 microliters, to perform each experiment. In many LabChip applications, the sample volume needed from external sources is reduced to below 1 nanoliter, an improvement of up to 100,000-fold over conventional systems. In some processes within the chip, reagents are dispensed in the microchannels in volumes down to tens of picoliters, another 10-100 fold reduction, which speeds analysis times and increases sample throughput. A microliter is one millionth of a liter, a nanoliter is one billionth of a liter, and a picoliter is one trillionth of a liter.

•	Integration. Integration is the compression of multiple processes into a single process, or the inclusion of multiple functions into one device. Today most laboratory systems perform only one or two steps of an experimental protocol. Our LabChip systems can integrate complete experiments involving half a dozen or more steps into one continuous process performed on a single chip.

•	Automation. Many laboratory experiments are performed in multiple manual steps. With our LabChip systems, entire experiments can be automated and performed inside a chip using one instrument, freeing up valuable research time and laboratory space.

Key Benefits of LabChip Systems

•	Improved Data Quality and Accuracy. Our LabChip systems are designed to produce more accurate and consistent data by reducing human error and the variability caused by the use of multiple instruments. With higher quality data, our customers can make better decisions. For example, biochemical determinations typically require accurate liquid measurements and precise incubation times. When these are manually performed significant variations can occur in liquid dispensing and in the duration of reaction times.

•	Improved Sensitivity. When screening against drug targets such as kinases, the higher quality data from our LabChip systems allows customers to detect candidate compounds that inhibit the drug target at lower levels than can be detected with traditional microplate well-based assays. The ability to detect these low-level inhibition “hits” has two advantages: 1) increasing the pool of potential lead compounds by finding candidate compounds not detectable using other methods and 2) compounds that are active at lower inhibition levels potentially have higher selectivity for the drug target of interest, giving them a higher probability of becoming actual drug products.

•	Reduced Reagent and Labor Cost. Our LabChip systems utilize only a small fraction of the usual amount of expensive reagents used in experiments performed in test tubes, 96-well plates, or 384-well plates, and also reduce labor involved in each experiment. We believe that saving on reagent cost and labor can enable pharmaceutical companies to expand the scale of experimentation in ways that would otherwise not be feasible.

•	High Speed. We believe our LabChip systems can accelerate some experiments as much as 100-fold or more, depending on the application. For example, molecular separations such as electrophoresis may take two hours or more using conventional equipment. On a chip, we can perform these separations in less than one minute. Another example is that chemical reactions are routinely incubated for 30 minutes or more before the results are determined. Often, these long incubation periods are necessary only to provide sufficient time for manual steps to be performed on large numbers of samples. By integrating sample processing and detection, we can perform reactions in one minute or less and achieve comparable results. Our customers may be able to take advantage of this acceleration to increase throughput or to complete experiments faster, depending on their needs.

•	Expanded Individual Researcher Capability. Because our LabChip systems can collapse a multi-step, complex experiment into one step, we believe that individual researchers can perform experiments previously outside their areas of expertise. By comparison, with conventional, non-integrated equipment, researchers need to acquire the equipment and master the complexities of performing each individual step.

•	Improved Enterprise-Wide Productivity. We believe our LabChip systems can improve data quality to the point where researchers can rely on data generated outside their laboratory or organization. We believe this would improve enterprise-wide productivity by supporting data sharing and reducing the need to repeat experiments. When different research groups use different assortments of conventional equipment to perform experiments, they often produce data that are not strictly comparable.

      We believe that our microfluidic LabChip systems have the potential to expand the capabilities and improve the productivity of individual researchers and, on an institutional level, to streamline and bring greater efficiency and speed to the drug discovery and development process. Not all laboratory processes, however, are ideally suited to be performed using our LabChip systems. For example, detecting clinically important materials that appear in low concentrations in a sample, such as the virus that causes AIDS, is not always practical with our microfluidic LabChip systems. This is because there is a risk that the virus will not be present in the very small volumes employed by our chips. As a result, in certain applications use of our microfluidic LabChip system may require the pre-processing of a sample to increase concentration. Furthermore, if the analysis of a sample must involve even one process that cannot currently be performed in the microfluidic LabChip system, then use of the microfluidic LabChip system for the parts it can perform is often impractical. This is because the very small scale of the chip experiment does not generally produce enough material to be analyzed by conventional laboratory equipment.

Liquid Handling & Automation Technologies

      Zymark, prior to the acquisition, had a long history of advanced liquid handling and laboratory automation expertise that has resulted in a variety of proprietary technologies, including software, that we use in robotics and precision liquid handling systems. Current technologies in development include:

•	the miniaturization of fluidic systems,

•	robotics for transportation of higher density testing platforms, such as biochips,

•	high-efficiency liquid handling workstations, and

•	the development of software to automate, control and promote integration capability.

      Our liquid handling systems provide fast and accurate liquid transfers and plate reformatting in multiple microplate formats and are characterized by their open and modular design to address a wide range of applications. We have developed some key technologies such as interchangeable pipetting heads, a feature of our Sciclone ALH 3000, and multi-channel pipetting capability, a feature of the Sciclone inL10, that differentiate our liquid handling systems from those of our competitors. The Sciclone inL10 is our most advanced liquid handling system. In addition to many of the features of the Sciclone ALH 3000, the Sciclone

inL10 has high-speed solenoid valves that ensure efficient non-contact (through-the-air) dispensing of nanoliter volumes of liquids and reliable delivery to microplates. This technology is able to generate real-time performance data and automatically reacts to changing conditions such as temperature that can alter the sample viscosity. Each pipetting channel can dispense an independent volume and offers its own liquid level detection capability, allowing scientists to “poll” a plate to determine the liquid level/volume in each well. The benefit of this type of control over the dispensing and monitoring of fluids is higher quality data and increased probability that a particular experiment will not have to be repeated.

Products and Services

      Our portfolio of products includes high- and ultra-high-throughput screening systems, liquid handlers, advanced robotics, storage devices, dissolution, extraction and evaporation workstations, and easy-to-use software that controls scheduling, integration and data management. In addition, we derive a substantial portion of revenue from service and aftermarket products, including consumable and accessory products such as LabChip devices, pipette tips, filters, glassware, and storage trays.

High Throughput Screening Systems and Integrated Workstations

      Allegro Automated Systems. Our Allegro platform is designed to eliminate screening bottlenecks while offering maximum flexibility and performance across a range of drug discovery applications, including high-throughput screening (HTS), ultra-high-throughput screening (UHTS), and high-speed preparation of 96- or 384-well microplates, which are plates that have “wells” in them in which the reagents are stored. The demand for maximum throughput in screening procedures often requires a larger industrial process rather than a laboratory workstation approach. The Allegro system connects independent workstation modules consisting of storage and incubation carousels, washers, liquid handlers and readers in an assembly-line format. Modules are added to incorporate additional steps or increase a system’s capabilities. Allegro’s ultra-high throughput is realized when intramodule process times are kept under one minute. Under these conditions, Allegro can process approximately 1,000 384-well plates (384,000 assays) per day (two shifts).

      LabChip 3000 Drug Discovery System (second generation of the Caliper 250 Drug Discovery System). The LabChip 3000 system is our next generation microfluidic system for the drug discovery market. The LabChip 3000 replaced the Caliper 250 which was launched in September 2001 and was a very early version of a microfluidic-based screening application system. The LabChip 3000 represents a significant advancement in industrial design, functional reliability and reduced cost. The automated drug discovery system performs unattended high-volume screening, producing high quality data that minimizes false positives and false negatives, and detects weak inhibitors with high accuracy, potentially identifying drug candidates that conventional techniques can miss. A broad suite of assays has been developed for enzymatic drug ‘targets’ such as kinases, proteases and phosphatases. The LabChip 3000 is also capable of running cell-based assays that screen the effects of candidate drug compounds directly on cells.

      The LabChip 3000 system uses our proprietary sipper chips, which allow automated sampling from 96- or 384-well plates. Each chip has either 4 or 12 “sippers,” small glass tubes that are part of the chip. Once the researcher prepares the chip and places it into a LabChip 3000 system, minute quantities of sample can be introduced, or “sipped,” through the capillary to the chip. This sipping process can be repeated many times, enabling a single chip to analyze thousands of samples quickly and without human intervention. Samples on sipper chips are processed utilizing continuous flow designs with integrated channel networks for complete experiments.

      Compared to its predecessor, the Caliper 250, the LabChip 3000 is more robustly engineered, with a completely new commercial design that reduces the overall size of the platform to approximately one-third of its original size. We have reduced the cost of manufacturing in order to produce acceptable profit margins for the product, while also allowing for a lower price to the end user. Assays developed for the Caliper 250 are directly transferable to the LabChip 3000 system.

      Staccato Automated Workstations. The Staccato series of systems provide fast, reliable scalable automation for drug discovery, genomics, proteomics and drug development laboratories. Staccato systems are available in three base configurations: Mini Workstation Series, Application Series and Custom Systems Series. Staccato Mini-Workstations offer the minimal amount of equipment to automate basic liquid handling and material management tasks. Staccato Application Series are pre-configured and pre-integrated solutions for common applications such as plate reformatting and replication, hit picking, ELISA and a variety of cell-based assays. Staccato Custom Systems utilize proven automation-friendly building blocks, iBlox, that are designed into custom configurations as dictated by our users.

      All Staccato Application and Custom Series systems are controlled with our CLARA assay development and schedule planning software. CLARA ties together robots, incubators, readers, washers and other devices into one cohesive system to increase laboratory automation and productivity. Staccato Mini-Workstations can use either our CLARA or iLink software, our easy to use method development and run-time interface for end users.

Advanced Liquid Handling

      Sciclone ALH 3000. The Sciclone ALH 3000 Liquid Handling System provides fast and accurate liquid transfers, reagent additions, and plate reformatting for 96-, 384-, and 1536-well microplate formats. Sciclone systems have an open and modular design so that they can be configured to automate a variety of research and diagnostic applications from genomics and proteomics sample preparation to biomolecular and cell-based screening assays.

      The ALH 3000 features interchangeable 96/384 pipetting heads that can pipette and dispense volumes from 100 nanoliters to 200 microliters, an independent 8-channel pipettor for single well access, and bulk reagent dispense modules for efficient reagent broadcasting. Available accessories include the Sciclone Gripper, microplate shaker, positive pressure filtration system, and temperature-controlled locators.

      Sciclone inL10. Using the same base platform as the Sciclone ALH 3000, the inL10 uses metered nano-pipetting to pipette and dispense volumes from 10 nanoliters to 10 microliters. The inL10 provides real-time performance feedback, including 100% dispense verification on each channel and automatic clog detection. The system automatically compensates for situations such as viscosity changes due to fluctuating temperatures, enabling higher quality data and enhanced experiment reliability. The inL10’s independent liquid level detection capability allows scientists to “poll” a plate to determine the liquid level/volume in each well.

      The Sciclone inL10 offers many of the same options and accessories that go with the ALH 3000, including the Z-8 pipettor, bulk dispense modules, and multiple deck accessories.

      RapidPlate. The RapidPlate 96/384 Workstation offers precise 96-and 384-well liquid transfers in a small, highly scalable format. Utilizing 100 microliter and 200 microliter disposable tips, the 96-channel parallel pipetting head delivers liquids accurately and precisely across a volume range of 1 to 200 microliters. The six position rotary deck includes two positions that enable indexing into 384 well plates, and one position that can be fitted with an optional on-line fill reservoir/tip wash station. The RapidPlate is an ideal stand-alone unit for plate replication and reformatting applications, and its compact size enables it to fit into standard bio-safety or chemical hoods, or on any lab bench.

Plate Management & Storage

      Twister I and II. The Twister Universal Microplate Handler automates the movement of microplates to and from a microplate reader, washer, or other microplate-processing instruments. Twister I has a capacity of 80 microplates, and is used as a dedicated autoloader with a wide variety of scientific instruments. The Twister I is sold exclusively to OEM partners, and more than 3,400 Twisters are currently installed in laboratories around the world.

      Twister II provides increased capacity, up to 400 standard microplates. Compatible with iLink software, the Twister II has increased integration capabilities compared to Twister I, providing extended walk-away time for scientists and researchers. Over 400 Twister II units have been shipped.

Separations & Analysis

      Agilent 2100 Bioanalyzer. The first instrument platform to be introduced for LabChip technology applications, the Agilent 2100 Bioanalyzer is a desktop instrument designed to perform a wide range of everyday scientific applications using a menu of different LabChip kits. The 2100 Bioanalyzer uses our “planar” chips, in which the researcher pipettes all of the chemical reagents into the reservoirs of the chip, including the various samples to be tested, before placing the chip into the instrument. The chips and kits are manufactured by Caliper, and Agilent manufactures and distributes the instrument under a license from us.

      Agilent launched the 2100 Bioanalyzer in September 1999 and has continued to expand the menu of applications. Current applications include DNA sizing and concentration analysis, RNA sizing and concentration analysis, protein sizing and concentration analysis and cell analysis. The 2100 Bioanalyzer integrates several experimental steps into one, reducing analysis time from hours to minutes. Other benefits of the system include significantly reduced sample consumption and higher quality data than conventional slab gel electrophoresis experiments.

      LabChip 90 Automated Electrophoresis System. Our LabChip 90, formerly marketed under the name AMS 90 SE, automates the sizing and concentration analysis of proteins and DNA fragments, and is designed to meet the needs of higher-throughput research and production laboratories that use SDS-PAGE and agarose gel electrophoresis. Using our proprietary microfluidic sipper chips to sample directly from 96-well or 384-well plates, the LabChip 90 provides walk-away automation, reduced analysis time, and immediate reporting of high-quality sizing and concentration data. For DNA and protein separations, the LabChip 90 provides an automated, higher-throughput alternative to the Agilent 2100 Bioanalyzer.

Pharmaceutical Development and Quality Control

      MultiDose G3. The MultiDose G3 is a fully automated dissolution testing system that works within an open architecture, allowing the use of industry standard accessories in a variety of configurations. It performs eight unattended dissolution runs of different methods and configurations without intervention. Benefits of the workstation include decreased labor requirements and technique-independent results. The MultiDose G3 operating system is compliant with 21 CFR Part 11, the electronic records/electronic signature requirement of the FDA, with audit trail features that help make the investigation of out-of-specification results more efficient.

      Tablet Processing Workstation II (TPW II). The TPW II performs quantitative sample preparation on pharmaceutical dosage forms such as tablets or capsules, automating processes such as content uniformity testing and stability analysis from preparation through sample introduction. The instrument provides a complete audit trail consistent with the requirements for 21 CFR Part 11 compliance and is suitable for use in method development and routine quality assurance work.

      Prelude Workstation. The Prelude Workstation automates pharmaceutical sample preparation for samples such as bulk drug substances, performing tasks such as solvent addition, extraction, sample transfer, mixing and dilutions. Capabilities also include on-line HPLC, and UV detection. Used in pharmaceutical method development and quality assurance labs, the Prelude operating system is in full compliance with 21 CFR Part 11. Benefits of the Prelude Workstation include increase in analyst productivity, decrease in technician-to-technician variability, and easy method transfer from one laboratory to another.

Application Development Systems

      Caliper 42 System. The Caliper 42 system enables users to develop proficiency in fundamental microfluidics techniques and to develop novel chip-based microfluidic applications using our proprietary LabChip technology. Principally for use by OEM partners, the Caliper 42 system includes an applications development workstation and a diverse chip menu.

Services

      We provide a full range of services to our customer base around the world. In our technical support centers, service engineers work with customers to tailor our products to customers’ specific needs, thereby maximizing each product’s efficiency and productivity. The range of services we provide includes technical telephone support, field engineering support for both emergency and preventative maintenance, field applications support, formal classroom training at Caliper and customer locations, a repair depot, and loaner support. In addition, we offer other services that are primarily targeted at the pharmaceutical quality control laboratories, including on-site validation of equipment to meet current Good Manufacturing Practices, transfer of manual methods to automated methods, and applications support. Management believes that our ability to service clients through its global service infrastructure is an important competitive strength of our company and will be a critical ingredient to growth in the near and long-term future. Service contracts are typically for one-year terms.

Key Corporate Partnerships

      A key element of our growth strategy is the formation of strategic collaborations with other life science technology providers and our customers. We believe these relationships will allow us to enhance our strong market position by increasing our research and development capabilities. Under these arrangements, our collaborators typically fund a portion of our development costs for a particular product and work with our research and development team to develop new products that meet the needs of our customer base.

Agilent Technologies

      Agilent is a global, diversified technology company focusing on high-growth markets in the communications, electronics, life sciences and healthcare industries.

      From May 1998 through May 2003, Agilent and Caliper collaborated to create and distribute commercial research products based on Caliper microfluidic LabChip technologies. The relationship effectively combined Agilent’s expertise in the Life Sciences marketplace with Caliper’s microfluidic innovation to bring novel products to market. In September 1999, Agilent introduced the 2100 Bioanalyzer system, which uses Caliper’s LabChip devices. Since that time, Agilent and Caliper have expanded the Agilent 2100 Bioanalyzer application menu to nine LabChip kits capable of RNA, DNA, protein and cell analyses.

      Effective in May 2003, the collaboration agreement was terminated by us as permitted under the terms of the agreement. The existing collaboration agreement with Agilent sets forth the nature of the companies’ commercial product supply relationships for a three-year period after termination. Our principal motivation in terminating the formal agreement with Agilent was to give us more flexibility in developing new applications with other commercial partners. Termination of the agreement will also provide us with greater ability to market and sell existing products in the field of the collaboration directly to end-user customers, in part utilizing the reciprocal supply arrangements set forth in the termination provisions of the agreement. Both parties will operate under the existing termination provisions of the collaboration agreement unless we establish new terms with Agilent.

      In our collaboration with Agilent, we had primarily focused on developing core LabChip technology and product applications. We have also manufactured the chips and supplied the chips and reagents to Agilent. Agilent has primarily focused on developing instruments and software, manufacturing instruments and marketing, selling and supporting complete systems. Agilent and Caliper have worked in a collaborative manner to identify new applications for development and distribution. Historically Agilent has also provided product development funding to us. We are presently only receiving minimal development funding from Agilent as a result of the termination of the agreement. However, we anticipate some level of product development funding will be received from Agilent this year.

      Under the continuing terms of the collaboration, Agilent purchases chips and reagents at a price which reimburses us for our costs of manufacturing chips and reagents and pays us a share of the gross margin on sales by Agilent of all components of LabChip systems, including instruments. We recognize revenue related to the reimbursement of costs for the supply of chips and reagents to Agilent upon shipment and we recognize the related costs as components of cost of sales. We recognize as revenue our share of gross margin on components of the systems sold by Agilent upon shipment to the end user. This general structure for existing products survives termination of the agreement. Our gross margin share varies depending on the type of collaboration product, and on whether Agilent or we manufacture the collaboration product. Our gross margin share for existing products will remain the same until November 2004. In November 2004, our gross margin share for chips and reagents will decrease, and in May 2006 our gross margin share for chips and reagents will decrease again. Our gross margin share for existing instruments will also decrease in the same time periods, although at somewhat different rates. Agilent has a non-exclusive license in the field of the collaboration to our LabChip technology as it existed in May 2003 to develop, manufacture and sell new products in that field. Agilent will be required to pay royalties to Caliper based on its net revenue from sales of such products at the established royalty rates set forth in the termination provisions of our collaboration agreement.

Affymetrix

      In January 2004, we established a collaboration and supply agreement to develop and provide automated target preparation instruments for Affymetrix’ commercialized proprietary microarray system, its new high throughput array system and other future microarray platforms. These new automation systems are expected to substantially reduce array processing time, reduce variability and labor costs, and enable researchers to industrialize their genomic research.

      The two companies will develop products that leverage our expertise in high-throughput automation and microfluidics with Affymetrix’ expertise in microarray technology and applications. The first products are expected to be launched late this year and will automate microarray target preparation steps including hybridization, washing and staining.

      Affymetrix will market and distribute the line of automation products developed under the multi-year agreement. We will serve as an OEM provider and partner with Affymetrix to provide installation, training and field support for these new automated systems.

Amphora Discovery Corp.

      Amphora, a company we created in September 2001, has engaged in large-scale implementation of LabChip drug discovery systems purchased directly from us. However, we no longer have a significant ownership interest in Amphora.

      Under our agreement with Amphora, we charge Amphora both for systems purchased as well as datapoints generated. Since its inception and through December 31, 2003, Amphora has purchased 21 Caliper 250 drug discovery systems and $3.8 million in datapoints. Total revenues from Amphora decreased from $6.2 million in 2002 to $2.5 million in 2003, or 60%. Of the $2.5 million in total 2003 sales, $499,000 related to drug discovery system products sold to Amphora prior to 2003, and $1.7 million related to datapoints. We expect Amphora to buy one additional LabChip 3000 drug discovery system in 2004. Under our agreements with Amphora, which we renegotiated in December 2002, Amphora is not obligated to make any further datapoint payments to us until they have generated the number of datapoints that Amphora is entitled to as a result of the following payments they paid or are required to pay us: a) $1.8 million minimum datapoint payment for the 12 months ending November 30, 2003; and b) any payments made pursuant to a $2.2 million deferred contingent obligation through quarterly payments based on Amphora’s revenue or commissions earned by Amphora for marketing assistance. If Amphora generates fewer datapoints than the number to which they are entitled due to the minimum payment and any contingent payments made, our future datapoint revenues will be adversely affected to the extent of this shortfall.

Bio-Rad Laboratories

      In June 2003, Caliper and Bio-Rad entered into a multi-year product development and commercialization agreement to develop and market a novel microfluidics instrument system for worldwide distribution. Caliper is contributing its expertise in microfluidic LabChip technologies to automate, integrate and miniaturize multiple experimental steps on a small chip for ease of use, increased efficiency and higher quality results versus conventional methods. Under the terms of the agreement, Caliper will receive research and development funding from Bio-Rad, will be paid royalties on all future sales of instruments and software, and will be the exclusive manufacturer of LabChip devices.

Wako Pure Chemical Industries

      In 2001, Caliper established a collaboration with Wako of Japan to develop a new microfluidics-based instrument and chips designed for the worldwide immunodiagnostics market. The new system is intended to provide a faster, more highly automated, and more cost-effective approach to running diagnostic blood panels in the clinical laboratory setting.

      Under the terms of the agreement, Wako will provide immunodiagnostic reagents for the system, while Caliper will develop chips and microfluidic assays. An undisclosed third party will be responsible for manufacturing the instrument system, with Wako retaining primary distribution rights. Further terms of the agreement are not being disclosed.

Backlog

      We define backlog as the total value of open orders for products and services that management has concluded have a reasonable probability of being delivered over the subsequent twelve month period. The level of backlog at December 31, 2003 was approximately $14.7 million and at December 31, 2002 was zero. The increase year over year in backlog is the result of our acquisition of Zymark, prior to which we did not maintain a backlog. For a portion of our sales, we manufacture product based upon our forecast of customer demand and maintain inventories of completed modules in advance of receipt of orders from our customers. Our net sales in any given quarter depend upon a combination of orders received in that quarter for shipment in that quarter and shipments from backlog, and from recognition of revenues that had been previously recorded as deferred revenue pursuant to our revenue recognition policy. Many of our products are typically shipped within ninety days of purchase order receipt. As a result, we do not believe that the amount of backlog at any particular date is indicative of our future level of sales in any succeeding quarter. Our backlog at the beginning of each quarter does not include all product sales needed to achieve expected revenues for that quarter. Consequently, we are dependent on obtaining orders for products to be shipped in the same quarter that the order is received. Moreover, customers may reschedule shipments, and production difficulties could delay shipments. Accordingly, we have limited visibility of future product shipments, and our results of operations are subject to variability from quarter to quarter.

Customers

      Prior to acquiring Zymark, we received a substantial portion of our revenue from a limited number of sources. In the year ended December 31, 2003, revenue from Agilent, our major collaboration partner, accounted for 17% of our total revenue and 21% of our product revenue. Agilent represented 11% of pro forma total revenue for 2003 (see Note 3 of Notes to Consolidated Financial Statements). The acquisition of Zymark resulted in an immediate broadening of our customer base, as well as a broadening of our product line, and as such we anticipate that the sources of revenue will be significantly diversified in the future. In addition, the global commercial infrastructure we acquired through the Zymark acquisition enhances our ability to expand into new geographical markets, further increasing the diversity of our customer base. Our current customers include the world’s leading pharmaceutical and biotechnology companies as well as OEM providers of complementary life science solutions.

      Approximately 71%, 92% and 97% of our total revenues for 2003, 2002 and 2001, respectively, were derived from customers in the United States. See Note 18 to our financial statements located at the end of this Annual Report for a description of revenues from external customers attributable to geographic areas. Substantially all of our long-lived assets are located in the United States.

Research and Development

      We have made substantial investments in lab-on-a-chip research since our inception, and believe that we have established a leading position in lab-on-a-chip technology. We explored fundamental issues of lab-on-a-chip technology as early as possible in order to find solutions to important technical challenges and seek patent protection for our solutions. With the re-alignment of Caliper following our acquisition of Zymark, we have made some important changes to our approach to research and development. First, we are now emphasizing what we refer to as a sequential, rather than parallel, approach to our R&D projects, meaning that we are now undertaking R&D projects in a more sequential manner, rather than pursuing all of our projects at the same time. In doing this, we are prioritizing those projects that we believe have the greatest potential commercial value. Second, we are now also emphasizing a shared investment risk approach to R&D in which we have our customers or potential customers share in the expense of an R&D project. We believe that this shared investment risk model is important not only because it reduces our own R&D expense, but also provides important customer validation that a particular R&D project has potential commercial value to our customers. Through all of these measures, we anticipate that in the future we will be able to gain greater control of our significant R&D expenses. Today we are supplementing these core technology research efforts with applied product development efforts in several areas:

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

      Chip Manufacturing. We continue to seek ways to improve the yield and decrease the cost of manufacturing our chips. We are exploring novel fabrication techniques and the use of new materials that offer functional advantages, such as manufacturing in quartz to take advantage of its superior optical features. We have development programs in manufacturing technology for chips made of plastic. Plastic devices potentially offer cost advantages and can offer favorable surface chemical features for some applications. A major area of development is micromachining technology for precisely attaching capillaries to our sipper chips to access reagents. In automated experimentation, the number of capillaries and channels running in parallel determines the level of throughput. Accordingly, we have developed high yield fabrication methods to enable us to cost-effectively manufacture chips with many capillaries to perform high throughput experimentation.

      Instrument Manufacturing and Software Design. We use the skills of electrical engineers, optical engineers, mechanical engineers, product designers and software engineers to create new instrumentation and software. The instruments are designed to optimize liquid handling and automation of life science laboratory applications, or to control fluid movement and detection functionality for our microfluidic chips. Software engineers write computer programs to manage tasks such as controlling chip functionality, collecting data, communicating between different instrument modules or communicating between Caliper’s and other manufacturer’s instruments. Currently, our instrument research and development efforts are focused on:

•	the miniaturization of fluidics,

•	robotics for transportation of higher density testing platforms, such as biochips,

•	high-efficiency liquid handling workstations,

•	the development of software to promote integration capability, and

•	continued development of productivity workstations for genomics and biotech.

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

      We have also developed expertise conducting a variety of laboratory experiments in our chips. A current area of focus is kinase selectivity screening, for which we use our LabChip devices to address the need of pharmaceutical drug discovery labs to understand how candidate drug compounds react with a particular kinase drug target relative to other kinase molecules in the human body, with potential impact on the safety and efficacy of the resultant drug. Our research efforts in this area have included the development of more than 30 methods that are provided to the customer to facilitate easy implementation of their kinase selectivity screening efforts.

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

      We have increased our application focus on our more traditional macrofluidic automation products as well such as our products for liquid handling, plate handling, and complete automated systems. Our applications group works closely with key customers to understand their critical application needs. These needs are then addressed directly by developing specific automation configurations and software specified methods, optimized for key applications such as cell based assays, nucleic acid purification, mass spectrometry sample preparation and others. For example, our Staccato platform has been configured specifically for cell-based assays and is now marketed as a standard application system.

Product Development

      Our product development efforts are currently focused principally on new applications and capabilities for our existing instruments and the development of new instrument platforms.

      Extensions of Existing Product Lines. For our LabChip instrument systems, we are expanding the menu of applications to include assays that measure many important activities of cells and proteins. Our recently introduced products include a new 12-sipper LabChip device and an “on-chip” mobility shift assay (available on an “early release” basis), both well suited to kinase testing. For the LabChip 90 automated electrophoresis system, we recently announced a new LabChip device for higher throughout protein separations, that is scheduled to be released in April 2004. Extensions to our liquid handling and automation product lines are ongoing. These include the development of additional application-based Staccato systems that take advantage of our iBLOX technology to rapidly reconfigure these systems for specific applications and the further development of our liquid handling automation to include nanoliter dispensing and feedback control capability. We are also developing extensions of certain existing products to address applications of high interest to our partners such as the automation of target preparation for Affymetrix’ commercialized proprietary microarray system.

      Rare Molecule Detection. Rare molecule detection has potential utility for a variety of molecular diagnostic applications including early detection and screening for a variety of cancers. Like all experimentation processes, this application is a combination of various fluid manipulations, biochemical reactions and detection. We are developing an integrated application that is designed to perform the steps of reagent assembly, amplification and readout in rapid, serial fashion inside the channels of a microfluidic chip. We believe that our rare molecule detection technology will offer the advantages of nanoliter-scale processing of valuable reagents, automated reagent assembly and computer-controlled heating and mixing for high-quality data production. Though our nanoliter-scale system is still in development, we are capable of doing 16-hour unattended runs involving thousands of 2-nanoliter reactions with starting material down to single copies of genomic DNA. Compared to conventional methods, which take about 1-2 hours, we can do a complete amplification and detection reaction in about 9 minutes. This underscores the benefits that can be achieved by integrating and automating multiple complex experimental steps on a single chip.

      Our research and development expenses for the years ended December 31, 2003, 2002, and 2001 were approximately $35.5 million, $43.3 million and $38.3 million, respectively. We expect research and development spending to decrease in the future as we slow the pace of discretionary spending on research programs, focus on those opportunities with maximum commercial viability and share the funding of R&D programs with other partners.

Manufacturing

      Effective in November 2003, we consolidated all instrument manufacturing into our Hopkinton, Massachusetts ISO 9001:2000 compliant manufacturing facility. ISO, the International Standards Organization, sets international standards for quality in product design, manufacturing and distribution. We manufacture some subassemblies ourselves and other components are made to our specifications by outside vendors. The workstations are produced from components based on a wide variety of proprietary technologies, including intricate mechanical actuators, precision fluid handling systems, computers and software. Our top suppliers are tracked monthly using a scorecard to insure the quality and on-time delivery of parts and subassemblies. The subassemblies are inspected and tested using on-line procedures within each work cell before being placed into final product assemblies. The workstations are then put through an extensive testing cycle before being released for shipment. Production cycle times range from several hours to five days for more complex workstations.

      We produce the systems by combining our products with third-party vendor equipment, primarily detection instrumentation. The systems are a combination of standard components assembled in either standard or custom configurations to meet a customer’s specific needs. The components are built exactly like the workstation products, and using CLARA software, the components are integrated to create an application to effectively run complex assays on these system configurations. A typical production cycle ranges from 30 to 90 days from receipt of order to shipment of a system. Customer acceptance at both our factory and the customer’s site guarantees that the system is performing to the customer’s specifications.

      We manufacture all of our chips in a Class 1000 clean room facility in Mountain View, California. Caliper is ISO 9001:2000 compliant for the development, manufacture and distribution of its chips, reagents and systems. Agilent manufactures and distributes the Agilent 2100 Bioanalyzer under a license from Caliper. We contract with third parties to supply raw materials, component parts and sub-assemblies used in our chips, reagents and instrument systems. We intend to continue to invest in our infrastructure for the manufacture and distribution of our chips and to continue to work with third parties for outsourcing opportunities for non-chip based products. For a discussion of the methods we use to manufacture our chips see “Technology” and “Research and Development.”

Suppliers

      Key components of our chips, instruments and reagent-based products are obtained from a number of single-source or limited-source suppliers. We rely on a privately held company for the supply of proprietary dyes used in many of our LabChip products. Furthermore, we depend on a foreign single-source supplier for the manufacture of glass stock used in the manufacture of certain types of our chips. The majority of our key components for our chip and instrument products are readily available from our suppliers to meet production requirements. The only component requiring any significant lead time to acquire is our proprietary glass stock, as our supplier requires a minimum order to cover an entire production run. We anticipate that inventories of this proprietary material, at current production levels, will be sufficient for the next 12 months.

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

Competition

      We encounter competition from a number of life science tools companies, especially in the areas of high-throughput screening, liquid handling, and separations analysis. We anticipate that our competitors will come primarily from:

•	companies providing competitive liquid handling and automation products for screening applications similar to ours, including systems integrators, but based on established technologies, and incremental improvements to these products;

•	companies developing new non-chip technologies that can be used in applications similar to the ones that can be served by our LabChip technology.

      In order to compete against vendors of conventional products, we will need to demonstrate the advantages of our products over alternative well-established technologies and products. We will also need to demonstrate the potential economic value of our products relative to these conventional technologies and products. Lastly, we will need to demonstrate the value of combining our LabChip products with our own conventional liquid handling and automation solutions to further differentiate our products from our competitors’ products. Some of the companies that provide conventional products include the Applied Biosystems division of Applera, Agilent, Amersham Biosciences, Beckman Coulter, Bio-Rad Laboratories, Molecular Devices, PerkinElmer and Tecan.

      We will also need to compete effectively with companies developing their own microfluidics or lab-on-a-chip technologies and products, such as Fluidigm, Gyros, Micronics, Microfluidic Systems and Nanostream. Other companies known to have initiated microfluidic programs include Aclara Biosciences, Motorola, 3M, Applied Biosystems, and Cepheid. Microfluidic technologies have undergone and are expected to continue to undergo rapid and significant change. Our future success will depend in large part on our ability to establish and maintain a competitive position in these and future technologies, which we may not be able to do. Rapid technological development may result in our products or technologies becoming obsolete. Products offered by us could be made obsolete either by less expensive or more effective products based on similar or other technologies.

      In addition, there is the possibility that we may experience competition from Agilent in the future. Under the terms of our agreement, Agilent has a non-exclusive, royalty-bearing license to certain of our LabChip technologies. Under the terms of this license, Agilent is able to develop, make and sell products in the field of our collaboration with Agilent.

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

Intellectual Property

      We seek patent protection on our lab-on-a-chip technologies. As of December 31, 2003, we owned or held licenses to 215 issued U.S. patents and approximately 150 pending U.S. patent applications, some of which derive from a common parent application. The issued U.S. patents expire between 2011 and 2021. Foreign counterparts of many of these patents and applications have been filed and/or issued in one or more other countries, resulting in a total of more than 762 issued patents and pending patent applications in the United States and foreign countries. These patents and applications are directed to various technological areas which we believe are valuable to our business, including:

•	control of movement of fluid and other material through interconnected microchannels;

•	continuous flow high throughput screening assay methods and systems;

•	analytical and control instrumentation;

•	analytical system architecture;

•	automated liquid handling systems;

•	chip-based assay chemistries and methods;

•	chip compatible sample accession;

•	software for control of microfluidic based systems and data analysis; and

•	chip manufacturing processes.

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

Other Business Risks

      In addition to the risks to our business associated with suppliers, competition and intellectual property discussed above, our business is subject to a number of other significant risks, including the risks that our LabChip products may not achieve wide market acceptance, we may not be successful in developing new and enhanced liquid handling products, and we may not be successful in obtaining all of the cost saving and other synergies expected from the Zymark acquisition. These and other risks that may cause our actual results, financial performance or achievements to be materially different from our present expectations are discussed in more detail below under “Factors Affecting Operating Results” contained in “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which discussion is incorporated by reference here.

Employees

      As of December 31, 2003, we had a total of 454 employees, including 100 in research and development, 199 in operations and service, 84 in sales and marketing and 71 in administration and finance. None of our employees is represented by a collective bargaining agreement, nor have we experienced any work stoppage. We consider our relations with our employees to be good.

Executive Officers of the Registrant

      The following are our executive officers and key employees, together with their ages and biographical information:

      E. Kevin Hrusovsky, 42, was appointed President and CEO of Caliper Life Sciences immediately following the acquisition of Zymark by Caliper in July 2003. Prior to the acquisition, Mr. Hrusovsky served as President and CEO for Zymark starting in late 1996. Before joining Zymark, Mr. Hrusovsky was Director of International Business, Agricultural Chemical Division and President of the Pharmaceutical Division for FMC Corporation. Prior to FMC, Mr. Hrusovsky held several management positions at E.I. DuPont de Nemours. He also serves as a board member of the Association for Laboratory Automation. He received his B.S. in Mechanical Engineering from Ohio State University, an M.B.A. from Ohio University, an Extended M.B.A. from Harvard University, and an Honorary Doctorate from Framingham State College for his contributions to Life Sciences.

      Daniel L. Kisner, M.D., 57, has served as our Chairman of the Board since July 1, 2002, and served as our President and Chief Executive Officer from February 1999 through June 2002. Dr. Kisner has served as a Director since March 1999. From May 1994 to January 1999, Dr. Kisner served as President and Chief Operating Officer of Isis Pharmaceuticals, Inc., a biotechnology company. From February 1993 to May 1994, Dr. Kisner served as Executive Vice President and Chief Operating Officer of Isis Pharmaceuticals, Inc. From March 1991 to February 1993, he served as Executive Vice President of Isis Pharmaceuticals and was responsible for business and product development, and manufacturing. From December 1988 to March 1991, Dr. Kisner served as Division Vice President of Pharmaceutical Development for Abbott Laboratories. Dr. Kisner has held a tenured position in the Division of Oncology at the University of Texas, San Antonio School of Medicine and is certified by the American Board of Internal Medicine and certified in Medical Oncology. Dr. Kisner holds a B.A. from Rutgers University and a M.D. from Georgetown University.

      James L. Knighton, 49, was named our Chief Operating Officer and Chief Financial Officer effective July 14, 2003 upon Caliper’s acquisition of Zymark. Mr. Knighton originally joined Caliper in September 1999 as our Vice President and Chief Financial Officer, was promoted to Executive Vice President in April 2001 and to President and Chief Financial Officer until Caliper’s acquisition of Zymark. Mr. Knighton’s employment will terminate on March 31, 2004 pursuant to the terms of the amended separation agreement. From October 1998 to September 1999, Mr. Knighton served as Senior Vice President and Chief Financial Officer of SUGEN, Inc., a publicly held biotechnology company acquired by Pharmacia. From July 1997 to

October 1998, Mr. Knighton served as Vice President of Investor Relations and Corporate Communications at Chiron Corporation, a biotechnology company. From 1985 to 1994, Mr. Knighton served in various operations, planning and R&D functions at E. I. DuPont de Nemours Inc., a global, diversified chemical and life science company. Mr. Knighton holds a B.S. in Biology from the University of Notre Dame, an M.S. in Genetics from the University of Pennsylvania and a M.B.A. from the Wharton School at the University of Pennsylvania.

      Bruce J. Bal, 45, was appointed to the position of Vice President, Operations and Service following the combination of Caliper with Zymark. Mr. Bal joined Zymark in 1997 as Vice President of R&D and Operations. He previously worked at FMC Corporation in the Biotechnology Division as Director of Operations. He has also held a wide range of management positions in his 13 years at E.I. DuPont de Nemours and was general manager of United States Pollution Control, Inc. in Utah. Mr. Bal received a B.S. in Chemical Engineering from the University of Wisconsin in 1981 and an MBA from Loyola University, Louisiana in 1986.

      Enrique Bernal, 65, was appointed to the position of Vice President, Instrument R&D following the combination of Caliper with Zymark. Mr. Bernal joined Zymark in February 1999, prior to which he worked at Galileo Corporation of Sturbridge, Massachusetts, a developer and manufacturer of electro-multipliers and optical fiber products, where he was responsible for all engineering functions and product development. Previously, he had spent 29 years at Honeywell Inc. He received a B.S. in Physics from the College of St. Thomas, and a Masters in Physics from the University of Minnesota.

      Andrea Chow, Ph.D., 46, was appointed to the position of Vice President, Microfluidics R&D, in December 2003. Prior to that, she held the position of Senior Director of Microfluidics at Caliper. Before joining Caliper in 1997, Dr. Chow conducted research at the Lockheed Palo Alto Research Laboratories and SRI International, and completed a postdoctoral fellowship at the University of Bristol in the United Kingdom. Dr. Chow received her B.S. degree in Chemical Engineering from the University of Southern California in 1980, and M.S. and Ph.D. degrees in Chemical Engineering from Stanford University in 1981 and 1984, respectively.

      Stephen E. Creager, 50, joined Caliper in October 2002 as Associate General Counsel and was appointed Vice President and General Counsel in June 2003. Prior to joining Caliper, Mr. Creager was Vice President of Business Development for Tyco Electronics, an operating unit of Tyco International involved in the development and manufacture of electronic components, with approximately $12 billion of annual revenue. In this role, he provided the legal support for the business development initiatives of Tyco Electronics, including the acquisition of over 40 businesses. Prior to taking on these business development responsibilities at Tyco Electronics, Mr. Creager served as the General Counsel of Tyco Electronics. Prior to that, Mr. Creager served as Associate General Counsel of Raychem Corporation, a manufacturer of electronic components, from November 1993 until August 1999, when Raychem was acquired by Tyco Electronics. Prior to that, Mr. Creager was in private legal practice for nine years. Mr. Creager received a Bachelor of Arts degree from The Evergreen State College, and a Masters of Philosophy degree in economics and a J.D. degree, both from Yale University.

      Anthony T. Hendrickson, 50, was named Vice President of Finance in September 2002 and has served as our Corporate Controller and Chief Accounting Officer since April 2000. Mr. Hendrickson’s employment will terminate on March 31, 2004 pursuant to the terms of the amended separation agreement. From April 1997 to April 2000, Mr. Hendrickson was the Corporate Controller and Chief Accounting Officer for Sequus Pharmaceuticals, Inc., a biotechnology company. From April 1995 to March 1997, Mr. Hendrickson was the Director of Finance and Administration of a U.S. operating division of Lanier Worldwide, Inc. that specialized in electronic imaging. From 1993 to April 1995, Mr. Hendrickson was a Senior Manager for KPMG LLP, a public accounting firm. Mr. Hendrickson is a Certified Public Accountant and holds a B.A. in Accounting and Finance from the University of Cincinnati and an M.B.A. from The Ohio State University.

      William C. Kruka, 43, joined Caliper in 2002 as Vice President, Business Development. Prior to joining Caliper, Mr. Kruka was Senior Manager of Business Development with Applied Biosystems Group, an Applera Corporation business, a leading life science tool provider. In this role, he led the business development initiatives for proteomics, including related mass spectrometry; sample preparation; chromatography and microfluidic technologies. These initiatives included developing strategy, formulating deal structures and negotiating collaborations, licensing deals and divestitures. He also chaired an internal business development council that addressed strategic and operational matters from a cross-functional business and technology perspective. Prior to Applied Biosystems, Mr. Kruka held a number of corporate business development, sales and marketing positions with Perkin-Elmer.

      Auro Nair, Ph.D., 43, was appointed to the position of Vice President, North American Sales of Caliper Life Sciences following the combination of Caliper and Zymark, where since 1998 he had led Zymark’s North American Sales organization to record sales growth. Prior to arriving at Zymark, Dr. Nair managed Quality Compliance and Analytical Services at Glaxo Wellcome, Singapore, where he was responsible for all analytical chemistry support for two manufacturing plants and a pilot facility. Dr. Nair received his Ph.D. in Analytical Chemistry from the University of Oklahoma.

      Mark Roskey, Ph.D., 44, was appointed to the position of Vice President, Worldwide Marketing following the combination of Caliper and Zymark, where he had held this role since he joined Zymark in December 2001. Prior to that, Dr. Roskey worked at Applied Biosystems for 6 years, a life sciences company, where he served as Director of Marketing. He has more than 13 years of experience in product research, development and strategic marketing with complex biological solutions and automated instrument systems. Dr. Roskey completed a postdoctoral fellowship in Molecular Immunobiology at the Harvard Medical School, and holds a Ph.D. in Microbiology from the University of Notre Dame.

      Jean-Louis Rufener, 59, was appointed to the position of Vice President, International Operations following the combination of Caliper and Zymark. At Zymark, he had held this position since becoming a member of Zymark’s executive team when Zymark acquired Scitec Automation Holdings in August 1999. During his tenure at Scitech, a liquid handling and laboratory automation company, Mr. Rufener held the position of President and CEO. Prior to Scitec, Mr. Rufener was President of Tecan Corporation. Mr. Rufener completed his primary and secondary education in Switzerland, and graduated with a degree in Chemical Engineering from the Institute of Technology in Bern Canon, Switzerland.

Item 2.	Properties

      Our headquarters is located in Hopkinton, MA, where we occupy two leased buildings totaling approximately 120,000 square feet which include research and development, instrument manufacturing and administration. The Massachusetts leases will expire in 2005 unless we exercise our option to extend. In addition, we have three buildings totaling approximately 110,000 square feet of leased space in Mountain View, California, of which we occupied approximately 80,000 square feet as of December 31, 2003. Our Mountain View facilities are primarily used for microfluidics research and development, LabChip manufacturing, and certain administrative functions. We are currently reviewing options to sublease the currently unoccupied 28,800 square feet and to further consolidate our facilities in Mountain View. The leases for this space will expire in 2007 and 2008. We have no other properties or facilities in the United States. Our wholly owned subsidiaries are engaged in marketing, sales and service activities in Europe and Japan. In total, our subsidiaries occupy leased space of approximately 34,000 square feet under leases which expire through 2012. We believe that our current facilities, based upon our long-term strategic facilities plan, are adequate for our needs through the fourth quarter of 2005, and we are assessing the need for alternative and/or additional space to meet our future needs. Any facilities that we are able to locate and lease may be on terms that are expensive to us, depending upon the supply of such facilities and market conditions, both of which can fluctuate from year to year.

Item 3.	Legal Proceedings

      Commencing on June 7, 2001, Caliper and three of its officers and directors (David V. Milligan, Daniel L. Kisner and James L. Knighton) were named as defendants in three securities class action lawsuits filed in the United States District Court for the Southern District of New York. The cases have been consolidated under the caption In re Caliper Technologies Corp. Initial Public Offering Securities Litigation, 01 Civ. 5072 (SAS) (GBD). Similar complaints were filed in the same Court against hundreds of other public companies that conducted IPOs of their common stock since the late 1990s (the “IPO Lawsuits”). On August 8, 2001, the IPO Lawsuits were consolidated for pretrial purposes before United States Judge Shira Scheindlin of the Southern District of New York. Together, those cases are denominated In re Initial Public Offering Securities Litigation, 21 MC 92(SAS). On April 19, 2002, a Consolidated Amended Complaint was filed alleging claims against Caliper and the individual defendants under Sections 11 and 15 of the Securities Act of 1933, and under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as well as Rule 10b-5 promulgated thereunder. The Consolidated Amended Complaint also names certain underwriters of Caliper’s December 1999 initial public offering of common stock. The Complaint alleges that these underwriters charged excessive, undisclosed commissions to investors and entered into improper agreements with investors relating to aftermarket transactions. The Complaint seeks an unspecified amount of money damages. Caliper and the other issuers named as defendants in the IPO Lawsuits moved on July 15, 2002 to dismiss all claims on multiple grounds. By Stipulation and Order dated October 9, 2002, the claims against Messrs. Milligan, Kisner and Knighton were dismissed without prejudice. On February 19, 2003, the Court granted Caliper’s motion to dismiss all claims against it. Plaintiffs were not given the right to replead the claims against Caliper; the time to appeal the dismissal has not yet expired. In May 2003, a Memorandum of Understanding was executed by counsel for plaintiffs, issuers and their insurers setting forth the terms of a settlement that would result in the termination of all claims brought by plaintiffs against the issuers and individual defendants named in the IPO Lawsuits. On July 7, 2003, a Special Litigation Committee of the Caliper Board of Directors approved the settlement terms described in that Memorandum of Understanding. Draft documentation to effect this settlement is in the process of being finalized by executive committees for the plaintiffs, the issuers and their insurers. The settlement will be subject to numerous conditions, including approval by Judge Scheindlin.

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

Item 4.	Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of our security holders during the quarter ended December 31, 2003.

PART II

Item 5.	Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Registrant’s Common Equity

      Our common stock has been quoted on the Nasdaq National Market under the symbol “CALP” since our initial public offering in December 1999. Prior to that time, there was no public market for our common stock. The following table shows the high and low sales prices per share of our common stock as reported on the Nasdaq National Market for the periods indicated.

	High	Low

Fiscal 2003:
First Quarter	$3.50	$2.92
Second Quarter	$4.56	$3.41
Third Quarter	$6.25	$5.21
Fourth Quarter	$6.66	$5.61

Fiscal 2002:
First Quarter	$18.07	$10.97
Second Quarter	$12.58	$6.00
Third Quarter	$6.80	$3.90
Fourth Quarter	$4.51	$2.96

      As of December 31, 2003, there were approximately 184 holders of record of our common stock. We have never declared or paid any dividends on our capital stock. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business. Although we have no restrictions, we do not anticipate paying any cash dividends in the foreseeable future.

Item 6.	Selected Financial Data

      The following selected financial data for each of the years ended December 31, 2003, 2002 and 2001 have been derived from our audited financial statements included elsewhere in this Annual Report. Selected financial data for the years ended December 31, 2000 and 1999 have been derived from our audited financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of results to be expected for any future period. The data presented below should be read with our financial statements, including the notes, and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,

	2003	2002	2001	2000	1999

	(In thousands, except per share data)
Statements of Operations Data(1):
Revenue:
Product revenue	$29,563	$10,378	$8,799	$3,201	$1,211
Service revenue	5,879	37	—	—	—
Related party revenue	2,489	6,155	3,912	—	—
License fees and contract revenue	11,480	9,263	16,877	15,363	10,876

Total revenue	49,411	25,833	29,588	18,564	12,087
Costs and expenses:
Cost of product revenue	23,253	7,906	4,784	2,519	921
Cost of service revenue	2,486	—	—	—	—
Cost of product revenue — related party	241	3,021	2,103	—	—
Research and development	35,529	43,317	38,263	33,478	17,494
Selling, general and administrative	25,454	17,534	15,545	9,787	5,312
Amortization of deferred stock compensation, net(2)	1,000	378	2,540	4,545	3,885
Amortization of intangibles	2,756	—	—	—	—
Restructuring charges	11,535	314	—	—	—

Total costs and expenses	102,254	72,470	63,235	50,329	27,612

Operating loss	(52,843)	(46,637)	(33,647)	(31,765)	(15,525)
Interest income, net	2,227	4,353	9,970	7,468	1,152
Other income, net	1,279	1,320	—	—	—
Litigation settlement and reimbursement	—	—	27,500	13,274	—

Income (loss) before taxes and cumulative effect of change in accounting principle(4)	(49,337)	(40,964)	3,823	(11,023)	(14,373)
Provisions for income taxes	(190)	—	—	—	—
Cumulative effect of a change in accounting principle	—	—	—	(2,294)	—

Net income (loss)	(49,527)	(40,964)	3,823	(13,317)	(14,373)
Accretion on redeemable convertible preferred stock(3)	—	—	—	—	(2,328)

Net income (loss) attributable to common stockholders	$(49,527)	$(40,964)	$3,823	$(13,317)	$(16,701)

	Year Ended December 31,

	2003	2002	2001	2000	1999

	(In thousands, except per share data)
Net income (loss) per common share, basic:
Net income (loss) before cumulative effect of a change in accounting principle	$(1.88)	$(1.68)	$0.16	$(0.50)	$(4.56)
Cumulative effect of a change in accounting principle	—	—	—	(0.11)	—

Net income (loss) per share, basic	$(1.88)	$(1.68)	$0.16	$(0.61)	$(4.56)

Shares used in computing net income (loss) per common share, basic	26,396	24,403	23,997	21,853	3,663
Net income (loss) per common share, diluted:
Net income (loss) before cumulative effect of a change in accounting principle	$(1.88)	$(1.68)	$0.15	$(0.50)	$(4.56)
Cumulative effect of a change in accounting principle	—	—	—	(0.11)	—

Net income (loss) per share, diluted	$(1.88)	$(1.68)	$0.15	$(0.61)	$(4.56)

Shares used in computing net income (loss) per common share, diluted	26,396	24,403	25,634	21,853	3,663
Pro forma amounts assuming the change in accounting principle was applied retroactively (unaudited):
Net loss				$(11,023)	$(14,267)

Net loss per share, basic and diluted				$(0.50)	$(0.92)

Shares used in computing pro forma net loss per share, basic and diluted				21,853	15,578

	Years Ended December 31,

	2003	2002	2001	2000	1999

	(In thousands)
Balance Sheet Data(1):
Cash, cash equivalents and marketable securities	$66,717	$154,323	$166,176	$191,699	$100,216
Working capital	66,244	155,583	195,310	187,475	95,234
Total assets	168,036	179,878	222,543	212,514	108,847
Long-term obligations, less current portion	646	1,986	3,749	3,534	3,906
Total stockholders’ equity	134,797	167,558	206,564	196,457	97,863

(1)	The statement of operations data include the results of Zymark beginning July 14, 2003, the date of acquisition. The balance sheet includes the balances of Zymark as of December 31, 2003. As such,

comparison of the 2003 selected financial data to selected financial data for the prior years presented may not be meaningful. See Note 3 of Notes to Consolidated Financial Statements.

		Years Ended December 31,

		2003	2002	2001	2000	1999

(2)	Amortization of deferred stock compensation, net, related to the following:
	Cost of product revenue	$56	$—	$—	$—	$—
	Research and development	384	(315)	610	1,601	1,094
	Selling, general and administrative	560	693	1,930	2,944	2,791

	Total	$1,000	$378	$2,540	$4,545	$3,885

(3)	Accretion on redeemable convertible preferred stock ceased upon conversion of all of the outstanding preferred stock to common stock at the close of our initial public offering in December 1999.

(4)	Effective January 1, 2000, Caliper changed its method of accounting for non-refundable license fees to recognize such fees ratably over the term of the related agreement. This change resulted in a $2.3 million cumulative effect of a change in accounting principle which was reported as a change in 2000. The cumulative effect was initially recorded as deferred revenue over the remaining terms of the underlying contractual agreements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis should be read with “Selected Financial Data” and our financial statements and notes included elsewhere in this Annual Report on Form 10-K. The discussion in this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this Annual Report on Form 10-K should be read as applying to all related forward-looking statements wherever they appear in this Annual Report on Form 10-K. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to these differences include those discussed in “Factors Affecting Operating Results” below as well as those discussed elsewhere.

      The following discussion and analysis is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.

Overview

      Caliper uses its core technologies of liquid handling, automation, and LabChip microfluidics to create leading edge tools for the life sciences industry. Within the life sciences industry, Caliper is currently addressing three major markets: drug discovery and development, genomics and proteomics and molecular diagnostics. Caliper is well positioned to lead the industry in these markets by evolving the company’s liquid handling, detection, and integration platforms into technologically advanced LabChip systems that offer efficiency, versatility, and high quality data.

      Since its founding in 1995, the strategy of the company has been to invest in microfluidic technology in order to develop innovative solutions to improve, and in some cases provide new, applications in the life science tools space. That investment over the last eight years has been considerable and the company has, in fact, developed numerous products by itself and in collaboration with partners (e.g., Agilent). These products have been introduced commencing in 1999 up through the present. However, during this time a number of factors occurred that hindered Caliper from becoming financially self-sufficient from an operating cash flow perspective. The general economy has been extremely challenging for suppliers of capital equipment used for research in the biotechnology and pharmaceutical industries, combined with the challenge of gaining adoption of Caliper’s radically new microfluidic technology in markets where established alternatives are available, especially with Caliper’s undeveloped commercial infrastructure. The process and challenges of building and maintaining a commercial organization of sufficient scale were significant. Early in 2003 it became apparent to Caliper’s management that the overall adoption rate of our products was not robust enough to support Caliper’s ongoing R&D and commercialization expenses. Even though Caliper’s cash balances were significant, there was no assurance that the cash resources would provide sufficient liquidity for the company to get to a positive cash flow state.

Zymark Acquisition

      In an effort to address these challenges and not sacrifice the core strategy of the company Caliper acquired Zymark Corporation, a pioneer and leader in the field of laboratory automation, robotics and advanced liquid handling solutions, in July 2003. Zymark, founded in 1981, manufactured and sold products and services to a multitude of customers in the pharmaceutical, biotechnology, chemical, agriculture and food industries worldwide. Our strategy now is to evolve the company’s various product platforms into technologically advanced liquid handling and LabChip systems that offer efficiency, versatility, and high quality data to customers for genomics and proteomics, and drug discovery research applications. Additionally, the company is focusing research efforts in the molecular diagnostics market to develop LabChip systems for early disease diagnosis, and is actively pursuing technical feasibility studies with partners. We utilize three distribution channels for our products. In some cases, we sell instruments and chips directly to end-users. In other instances we sell products to commercial partners, who in turn sell these products to end-users. Following the acquisition of Zymark, we also sell our products through a global network of approximately 30 independent distributors, who in turn sell our products to end-users.

      On July 14, 2003, we completed the acquisition of Zymark. The principal goals of the acquisition included 1) gaining access to a global sales and marketing distribution platform to accelerate adoption and penetration of our microfluidic technologies, 2) accelerating our commercial transition by building upon the capabilities of a more commercially experienced management team, and 3) bolstering Caliper’s path to profitability by increasing revenues, reducing expenses through combination synergies and reducing our net losses and cash utilization.

      The acquisition of Zymark resulted in a substantial increase in our overall customer base and expanded our ability to market our products, including into new geographic territories. We anticipate the acquisition of Zymark will allow us to leverage our microfluidic LabChip technology and product discovery engine with Zymark’s proven substantial commercial organization focused on laboratory automation. We acquired Zymark from The Berwind Company LLC (“Berwind”) for approximately $55.7 million in cash, $2.5 million in acquisition costs and 3.15 million shares of our common stock with an aggregate value of $14.6 million based on our average closing stock price for the five (5) days preceding the definitive stock purchase agreement with Berwind dated June 9, 2003. The purchase terms also provide for Caliper to issue Berwind an additional 1.575 million shares if certain financial targets are met. These targets were not met in 2003, causing 787,500 contingent shares to lapse. If targets are met in 2004, we will be obligated to issue the remaining 787,500 contingent shares.

Strategy and Objectives

      Following the completion of the Zymark acquisition, we established the following strategies and objectives:

•	Continue development of innovative product solutions, using our microfluidic technologies and laboratory automation expertise, to develop key applications in the life sciences industry.

•	Penetrate new markets using our expanded commercial infrastructure and via a shared R&D investment model with OEM partners.

•	Commercialize new products for drug discovery and development, and genomics and proteomics research.

•	Achieve positive cash flows from operations by the 4th quarter of 2005.

•	Increase the percentage of our total revenue from sales of aftermarket sources such as chips, services and annual maintenance contracts to 50% of total revenues by 2008.

      As part of this strategy, we are focused on realizing synergies that we expected from the acquisition by reducing costs, creating a more efficient company, and increasing our sales and marketing focus and adoption of our technologies. Since the completion of the acquisition, we have integrated sales, marketing, manufacturing, service and administration and have conducted two reductions in force to reduce our overall combined expense structure. We are working on fewer research and development project areas at any given time, enabling us to be more focused, productive and efficient with this investment. We are also using our combined direct and strategic partnership channels to maximize penetration within the life science research and diagnostics markets. While these initiatives are providing early positive indications, there can be no assurance that our efforts will be successful.

Key Issues for Future Performance

      As our performance unfolds the company must address certain key issues:

•	Revenues — We must grow revenues significantly to meet the company’s goal of reaching positive cash flow from operations by the 4th quarter of 2005.

•	Improvement in Gross Margins — We need to improve our gross margins by increasing volume, especially in the area of chips, to increase capacity utilization, and by achieving a larger proportion of our sales from higher margin products such as consumable products and services.

•	Cost Control — It is essential for us to continue to control costs in order to allow an operating cash flow break-even point to occur at lower overall revenues.

      We may consider other actions to further control costs, as well as suitable acquisition candidates, over the next several years to help us address these factors.

      Many of our microfluidic technologies, which we developed prior to our acquisition of Zymark in July 2003, are still in the early stages of development, and our drug discovery systems incorporating these technologies have only recently begun to be used commercially. If our drug discovery systems do not gain further market acceptance, we will be unable to generate significant sales of these products and our revenue may decline. The commercial success of our drug discovery systems will depend upon capital spending by our potential customers, and market acceptance of the merits of our drug discovery systems by pharmaceutical and biotechnology companies, academic research centers and other companies that rely upon laboratory experimentation.

      To increase the likelihood that our microfluidic technologies gain market acceptance, a core element of our business strategy is to broaden our network of commercial OEM partners in order to access new applications and new markets. We believe that this will allow us to more effectively leverage the commercial potential of microfluidics in ways that would be difficult to achieve, from both a research investment and infrastructure perspective. This strategy allows us to combine our proprietary technical expertise with a partner who has complementary capabilities. These types of collaborations diminish our risk and reduce our costs while leveraging larger, established partners’ strengths to tap new markets. As we create new relationships of this type, we expect the financial implications for us to be modest in the early years — primarily product development funding — until product revenues are generated, beginning generally in the second or third year of a relationship.

      Even though we experienced significant revenue growth as a result of the Zymark acquisition, we believe our revenues during the last two years have been adversely impacted by the sluggish economic climate with its effect of reducing capital spending by pharmaceutical and other research companies. In the future, we believe that our strategy to expand the proportion of our revenue from higher margin, recurring sources such as LabChip products, datapoints generated, and automated disposable dispenser tips, and to continue to expand our base of service business revenues will lessen the potential negative impact of reduced capital spending patterns on our business. Zymark’s business has historically experienced a modest level of seasonality in the pattern of sales. Typically, in the second half of the year, the number of customer orders received is greater than those received in the first half of the year. This trend may not continue, however, given our management’s intention to emphasize sources of higher margin, recurring revenues that have the potential to drive greater operational efficiency and less seasonal impact.

Customer Concentration

      Prior to 2001, we derived our revenues principally from a fee-based technology access program model pursuant to which Caliper obtained funds from customers in return for such customers’ early access to Caliper’s technology. During 2002, Caliper transitioned away from the technology access program model to a commercial product business. For the year ended December 31, 2002, sales of products accounted for 61% of our revenue and licensing and contract services accounted for 39% of our revenue. During 2002, Amphora alone accounted for 24% of our total revenue and 34% of our product revenue, and Agilent alone accounted for 39% of our total revenue and 35% of our product revenue. With the acquisition of Zymark, we expect services will be a more significant source of revenue. For the year ended December 31, 2003, which included the financial results of Zymark after July 14, 2003, sales of products accounted for 65% of our revenue, licensing and contract services accounted for 23% of our revenue, and services accounted for 12% of our revenue. During the year ended December 31, 2003, Agilent, which accounted for 17% of total revenues (11% on a pro forma basis, see Note 3 of Notes to Consolidated Financial Statements), and 21% of our product revenues, was our only customer to account for more than 10% of our overall revenues. Amphora, which was no longer considered a related party as of December 31, 2003, accounted for just 5% of our overall revenues during 2003. As a result of our expanded commercial revenue base following our acquisition of Zymark, we expect ongoing revenues from Agilent and Amphora to account for a lesser percentage of our overall revenues.

Highlights

      In addition to the acquisition of Zymark, the following highlights and events occurred during 2003 and the first part of 2004:

•	We terminated our collaboration agreement with Agilent on May 8, 2003 in order to gain more flexibility in commercializing new products with other commercial partners, and gain greater ability to market and sell our products in the field of collaborations directly to end users. Due to this termination, we are now operating with Agilent under the terms of the collaboration agreement that survived the termination of the agreement, including reciprocal supply agreements set forth in the termination provisions of the agreement.

•	We entered into a multi-year product development and commercialization agreement with Bio-Rad to develop and market a novel microfluidic instrument for worldwide distribution.

•	We completed a multi-year, multi-million dollar agreement with Affymetrix to automate target preparations for Affymetrix’ proprietary microarray system platforms.

•	We launched several new products and product extensions that leverage our expertise in commercial product development including: LabChip 3000 drug discovery system, LabChip 90 automated electrophoresis system, Sciclone inL10 automated liquid system, and Staccato iBLOX automated workstation

•	We settled the patent infringement lawsuit against Molecular Devices, which resulted in a nonexclusive license agreement pursuant to which Molecular Devices paid Caliper a one-time license fee and will pay royalties on future sales of its IMAP products.

•	We expanded our intellectual property portfolio. Caliper was granted or assigned 55 U.S. patents, bringing our U.S. patent count to 215 at December 31, 2003. We also filed 65 new U.S. patent applications, increasing the total number of U.S. patents in prosecution to approximately 150 at year end.

•	We reorganized our senior management team, including the appointment of a new CEO, in connection with the integration of Zymark and Caliper, relocated our headquarters to Hopkinton, Massachusetts, and consolidated all of our instrument manufacturing into our Hopkinton, Massachusetts manufacturing operation.

•	We completed several reductions in force to reduce our expenses and closed one of our three facilities in Mountain View, California.

•	We launched the new company name, Caliper Life Sciences, Inc., reflecting our unified strategy of focusing on life sciences applications.

•	We appointed two new Board members who contribute significant healthcare business expertise to the Board.

•	We completed a voluntary stock option exchange program initiated in November 2002 that allowed employees having stock options with exercise prices $100 per share or lower to exchange for new, lower prices options. The exchange was completed on May 20, 2003.

Certain of the key events summarized above are further explained in the discussion that follows.

      Relationship with Agilent Technologies In May 2002, we notified Agilent of our election to terminate the collaboration agreement between the companies, effective as of May 8, 2003. We established a broad relationship with Agilent in May 1998 to create a line of commercial research products based on our microfluidic LabChip technologies. In September 1999, Agilent introduced our first LabChip system for use by individual researchers. Subsequently, Agilent and Caliper have expanded the application menu for this product and engaged in other new product development activities.

      The collaboration agreement provided for Agilent to fund our research and development expenditures related to the collaboration, reimburse us for our costs of supplying chips and reagents to Agilent and pay us a share of the gross margin earned on all components of LabChip systems they sell. We record revenue from development and support activities under our collaboration agreement in the period in which the costs are incurred. We report direct costs associated with this contract as research and development expense. We recognize revenue related to the reimbursement of costs for the supply of chips and reagents to Agilent upon shipment and we recognize the related costs as components of cost of sales. We recognize as revenue our share of gross margin on components of the systems sold by Agilent upon shipment to the end user.

      Under the termination provisions of the collaboration agreement our gross margin share for existing products will remain the same until November 2004. In November 2004, our gross margin share for chips and reagents will decrease, and in May 2006 our gross margin share for chips and reagents will decrease again. Our gross margin share for sales of the Agilent 2100 Bioanalyzer will also decrease in the same time periods, although at somewhat different rates. In addition, Agilent received a non-exclusive license in the field of the collaboration, to Caliper’s then existing LabChip technology as of the date of termination, to develop, manufacture and sell new products in that field. Agilent will be required to pay royalties to Caliper based on its net revenue from sales of such products at the established royalty rates set forth in the termination provisions of our collaboration agreement. As a result of the termination of the collaboration agreement, we are presently only receiving minimal development funding from Agilent. However, it is possible that the parties may decide to collaborate on the development of new commercial research products in the future. In 2003, we experienced a $2.8 million decline in contract revenues from Agilent, but as further described in “Results of Operations”, other new sources of contract revenues, including revenue under our collaboration with Bio-Rad Laboratories, helped to more than offset this decline.

      Effective November 2003, Caliper has the right to market and sell collaboration products, with reciprocal supply arrangements with Agilent. Our principal motivation in terminating the formal agreement with Agilent was to give us more flexibility in commercializing new products with other commercial partners. Termination of the agreement also provides Caliper with greater ability to market and sell existing products in the field of the collaboration directly to end-user customers, in part utilizing the reciprocal supply arrangements set forth in the termination provisions of the agreement. Both parties will either operate under the existing termination provisions of the collaboration agreement or establish new terms, as yet to be determined. Given the success of the Agilent 2100 Bioanalyzer products and the changing relationship between Caliper and Agilent, we are actively working to expand the number and scope of our commercial partnerships.

      Relationship with Bio-Rad Laboratories. In June 2003, Caliper and Bio-Rad entered into a multi-year product development and commercialization agreement to develop and market a novel microfluidics instrument system for worldwide distribution. Caliper, is contributing its expertise in LabChip technologies to automate, integrate and miniaturize multiple experimental steps on a small chip for increased efficiency, ease of use, and higher quality results versus conventional methods. Under the terms of the agreement, Caliper will receive research and development funding from Bio-Rad, will be paid royalties on all future sales of instruments and software, and will be the exclusive manufacturer of LabChip devices.

      Relationship with Affymetrix. On January 13, 2004, Caliper and Affymetrix entered into a multi-year collaboration and supply agreement to develop and provide automated target sample preparation instruments for Affymetrix’ commercialized proprietary microarray system and future GeneChip platforms. We expect these new automation systems to substantially reduce array processing time, reduce variability and labor costs, and enable researchers to industrialize their genomic research. The two companies will develop products that leverage Caliper’s expertise in high-throughput automation and microfluidics with Affymetrix’ expertise in microarray technology and applications. We expect the first products to be launched by late 2004 and that they will automate microarray target preparation steps including hybridization, washing and staining.

      Relationship with Amphora Discovery Corp. We no longer have a significant ownership interest in Amphora. We initially had a 28% ownership interest in Amphora, which was reduced to 13% as of December 31, 2002, and to less than 1% as of December 31, 2003 as a result of equity financings by Amphora. For the period from September 2001, when Caliper owned 28% of Amphora, through Amphora’s latest financing in December 2003, we accounted for our interest in Amphora under the equity method of accounting. Under this method, which required deferral of our gross profit on sales of drug discovery systems to Amphora based upon our ownership level, we recognized the deferred amount as revenue as Amphora recorded depreciation on its Caliper 250 drug discovery systems. As of December 31, 2003, since Amphora is no longer a related party, we have fully recognized revenue from all prior sales to Amphora. We do not intend to make future equity investments in Amphora.

      Since its inception and through December 31, 2003, Amphora has purchased 21 Caliper 250 drug discovery systems and $3.8 million in datapoints. Total revenues from Amphora decreased from $6.2 million in 2002 to $2.5 million in 2003, or 60%. Of the $2.5 million in total 2003 sales, $499,000 related to drug discovery system products sold prior to 2003. Amphora is not obligated to make any further datapoint payments to us until they have generated the number of datapoints that Amphora is entitled to as a result of the following payments they paid or are required to pay us: a) $1.8 million minimum datapoint payment for the 12 months ending November 30, 2003; and b) any payments made pursuant to a $2.2 million deferred contingent obligation through quarterly payments based on Amphora’s revenue or commissions earned by Amphora for marketing assistance. If Amphora generates fewer datapoints than the number to which they are entitled due to the minimum payment and any contingent payments made, our future datapoint revenues will be adversely affected to the extent of this shortfall.

      Intellectual Property. Key to our business strategy has also been the development of an extensive intellectual property portfolio. Consistent with this strategy, we have endeavored to protect our patent portfolio as appropriate. This resulted in litigation with Aclara Biosciences, which began in 1999, and with Molecular Devices, which began in 2002. In January 2001, we announced a comprehensive settlement agreement with Aclara on all pending litigation between the two companies. As a result, Aclara agreed to pay us $37.5 million over a three-year period in a combination of stock, cash and committed minimum royalties. During the year ended December 31, 2003, we collected the final $2.5 million for minimum royalties from Aclara. In November 2003, we settled the patent infringement lawsuit against Molecular Devices, which resulted in a nonexclusive license agreement pursuant to which Molecular Devices paid Caliper a one-time license fee and will pay royalties on future sales of its IMAP products.

      Restructuring Activities. Since early September of 2002 and over the course of the following 12 months, the continuing broad economic slowdown and the adverse impact of reduced research and development spending by biopharmaceutical companies required us to streamline our business to better align our organizational structure with these depressed market conditions and customer demand. Prior to and independent of the Zymark acquisition, we conducted two reductions in force as follows:

•	In September 2002, we conducted our first reduction in force that resulted in a downsizing of our employee work force by 28 people, primarily in our research and development staff, incurring a restructuring charge of $314,000; and

•	In May 2003, we further downsized of our employee workforce by 26 people, again primarily in our research and development staff incurring a restructuring charge of $322,000.

      As a result of the Zymark acquisition, we conducted two reductions in force in order to properly size our efforts to the marketplace and increase organizational efficiencies within our newly combined company, and closed one of our facilities, as described below:

•	In August 2003, we downsized our newly combined workforce by 37 people with all functional groups affected except for research and development, incurring a restructuring charge of $774,000

•	In December 2003, we downsized our workforce by 37 people, mainly affecting research and development and executive management, incurring a restructuring charge of $2.7 million.

•	In December 2003, we recorded a $7.7 million charge, based upon the estimated net present value of our future lease payments related to the closure of one of our Mountain View facilities, net of anticipated sublease rentals, including leasehold improvement write-offs and other asset disposals of $319,000 related to the building closure. The facility lease accrual charge involved certain key assumptions including the amount, if any, of any future sublease rentals. Our current assumptions take into consideration the going market rate for leases of similar properties, which is approximately 80-90%

below our current lease. As such, a decrease in anticipated sublease rentals would not materially affect our estimated liability.

      When fully concluded, we estimate the annualized savings of the above reductions in force to be approximately $9.5 million.

      Stock Option Exchange. On October 16, 2002, we announced that our Board of Directors approved a voluntary stock option exchange program for employees. Under the exchange program, we offered employees the opportunity to exchange outstanding stock options with exercise prices of $100 per share or lower for new stock options to be granted at an exercise price determined on the date the new stock options were granted. Participating employees received new stock options in exchange for outstanding stock options at an exchange ratio of one-for-one. In accordance with the exchange program, on November 19, 2002, we cancelled stock options covering approximately 2.18 million shares of our common stock. We granted new options to purchase approximately 1.96 million shares of our common stock on May 20, 2002, the first business day that was six months and one day after the cancellation of the exchanged options. Employees received the same vesting as with their previous options, except that any future vesting of the replacement options was delayed during the exchange period. In addition, participating employees were prohibited from exercising the replacement options for six months after the date of exchange. The exercise price per share of the new options is $3.63, the fair market value of Caliper common stock at the close of regular trading on May 19, 2003.

Critical Accounting Policies

      Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of revenue and expenses, and assets and liabilities during the periods reported. We use estimates when accounting for certain items such as warranty expense, sales and marketing programs, employee compensation programs, depreciation and amortization periods, taxes, inventory values, and valuations of investments and intangible assets. We base our estimates on historical experience, where applicable, and other assumptions that we believe are reasonable under the circumstances. Actual results may differ from our estimates due to changing conditions or the validity of our assumptions. We believe that the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

      Revenue Recognition. We recognize instrument, LabChip products, datapoint and service support revenues on shipment or when the related services are performed, as applicable, net of credits and adjustments for discounts. In instances where we have customers who have requested acceptance provisions, we do not recognize revenue until such customer acceptance has been obtained. In connection with our adoption of EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables,” revenue arrangements entered into after July 1, 2003 that include multiple deliverables are divided into separate units of accounting if the deliverables meet certain criteria, including whether the delivered items have stand alone value and whether there is evidence of fair value of the undelivered items. In addition, we allocate the consideration among the separate units of accounting based on their fair values, and consider the applicable revenue recognition criteria separately for each of the separate units of accounting. We determine “fair value” of undelivered items based upon our historic selling prices, or where no historic information exists, based upon management’s estimate of the probable selling prices for such undelivered items.

      Customer and Accounts Receivables. We currently have an allowance for doubtful accounts of $252,000 as of December 31, 2003 based on the aging of our accounts receivable balances and our historical experience of defaults and write-offs. We evaluate the need for an allowance for doubtful accounts based upon our analysis of factors including accounts receivable aging, historical bad debts, customer concentrations, changes in customer credit-worthiness and current economic trends. If the financial condition of our customers were to further deteriorate, we will need to add to this allowance for doubtful accounts the estimated losses resulting from the inability of our customers to make required payments.

      Inventory Reserves and Write-Offs. We make inventory commitment and purchase decisions based upon sales forecasts. To mitigate the component supply constraints that have existed in the past and to fill orders with non-standard configurations, we build inventory levels for certain items with long lead times and enter into certain longer-term commitments for certain items. We reserve for or write off 100% of the cost of inventory that we specifically identify and consider obsolete or excessive to fulfill future sales estimates. We define obsolete inventory as inventory that we project will no longer be used in the manufacturing process. We generally define excess inventory as inventory in excess of projected usage, which we determine using our best estimate of future demand at the time, based upon information then available to us. In making these assessments, we are required to make judgments as to the future demand for current or committed inventory levels. We use a twelve-month demand forecast and, in addition to the demand forecast, we also consider: (1) parts and subassemblies that can be used in alternative finished products, (2) parts and subassemblies that are unlikely to be engineered out of our products, and (3) known design changes which would reduce our ability to use the inventory as planned. Significant differences between our estimates and judgments regarding future volume and mix of customer demand for our products and actual volume and demand mix may result in additional write-offs in the future.

      Goodwill. We perform a test for the impairment of goodwill annually following the related acquisition, or more frequently if events or circumstances indicate that goodwill may be impaired. Because we have a single operating and reportable business segment, we perform this test by comparing the fair value of the Company with its book value, including goodwill. If the fair value exceeds the book value, goodwill is not impaired. If the book value exceeds the fair value, we would calculate the potential impairment loss by comparing the implied fair value of goodwill with the book value. If the implied goodwill is less than the book value, an impairment charge would be recorded.

      Impairment. We review long-lived assets and identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If indicators of impairment exist, we assess recoverability of assets to be held and used by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. We perform the recoverability measurement and estimating of undiscounted cash flows at the lowest possible level for which there are identifiable assets. If the aggregate undiscounted cash flows are less than the carrying value of the asset, we calculate the resulting impairment charge to be recorded based on the amount by which the carrying amount of assets exceeds the fair value of the assets. We report assets to be disposed of at the lower of the carrying amount or fair value less costs to sell. In December 2003, we recorded an impairment charge of $214,000 related to Caliper 250 drug discovery instruments carried in property and equipment.

      Warranty Expense. At the time we recognize revenue, we establish an accrual for estimated warranty expenses associated with our sales, recorded as a component of cost of revenue. Our standard warranty period extends 12 months from the date of sale on the automated drug discovery systems and 3 months on chips. Our warranty accrual represents our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. While we believe that our warranty accrual is adequate and that the judgment applied is appropriate, such amounts estimated to be due and payable could differ materially from what actually transpire in the future. If our actual warranty costs are greater than the accrual, costs of revenue will increase in the future. Warranty expense was $1.0 million during 2003.

      Restructuring Charges. We established exit plans for each of the restructuring activities which took place in 2003 and 2002 and accounted for these plans in accordance with EITF Issue No. 94-3, “Liability Recognition for Certain Employee Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring)”, Statement of Financial Accounting Standards (SFAS) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, and SEC Staff Accounting Bulletin No. 100 (“SAB 100”), “Restructuring and Impairment.” In accordance with such standards, management makes certain judgmental estimates related to these restructuring charges. We specifically identified all positions which were to be eliminated and notified the affected employees prior to the end of the quarter in which the related restructuring charge was recorded. The consolidation of facilities required us to make estimates including with respect to contractual rental commitments or lease buy-outs for office space being vacated and related costs, and leasehold improvement write-downs, offset by estimated sub-lease income. We review on at least a quarterly basis our sub-lease assumptions. These estimates include anticipated rates to be charged to a sub-tenant and the timing of the sub-lease arrangement. If the rental markets change, our sub-lease assumptions may not be accurate and changes in these estimates might be necessary and could materially affect our financial condition and results of operations. For a further discussion of our restructuring activities, see Note 11, Restructuring Charges, in the Notes to Consolidated Financial Statements for the year ended December 31, 2003.

      Derivatives. In connection with the adoption of Statements of Financial Accounting Standards (SFAS) Nos. 133 and 149, we recognize derivative financial instruments in the financial statements at fair value regardless of the purpose or intent for holding the instrument. We recognize changes in the fair value of derivative financial instruments either periodically in income or in stockholders equity as a component of comprehensive income (loss) depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it is designated as a fair value hedge or cash flow hedge. For derivative instruments that are designated and qualify as fair value hedge (i.e., hedging the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk), we recognize the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk in current earnings during the period of the change in fair values. As of December 31, 2003, we have no derivative financial instruments.

      Stock Options. We have elected to continue to follow Accounting Principles Board Opinion No. 25 “Accounting for Stock-Based Compensation” (“APB 25”), and its related interpretations, to account for employee stock options because the alternative fair value method of accounting prescribed by SFAS No. 123 requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, we do not recognize compensation expense because the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant. We amortize deferred compensation related to stock options, if recorded, using the graded vesting method. Statement of Financial Accounting Standards Board Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123”, requires the disclosure of pro forma information regarding net loss and net loss per share as if we had accounted for its stock options under the fair value method. If we were to adopt this approach, we would incur significantly higher compensation expenses. See “Summary of Significant Accounting Policies” note to the financial statements for further discussion.

      We account for stock option grants to non-employees in accordance with the Emerging Issues Task Force Consensus No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” which requires the options subject to vesting to be periodically re-valued and expensed over their vesting periods.

      Deferred Tax Assets. We currently have net operating loss (“NOL”) carryforwards that can be utilized to offset future income for federal and state tax purposes. These NOLs generate a significant deferred tax asset. However, we have recorded a 100% valuation allowance against this deferred tax asset as we have determined that it is more likely than not that we will not be able to fully utilize the NOLs. Should our assumptions regarding the utilization of these NOLs change, we may reduce some or all of this valuation allowance, which would result in the recording of an income tax benefit. In evaluating the potential exposure associated with the various tax filing positions, we accrue charges for possible exposures. Based on the annual evaluations of tax positions, we believe we have appropriately filed our tax returns and accrued for possible exposures. To the extent we were to prevail in matters for which accruals have been established or be required to pay amounts in excess of reserves, our effective tax rate in a given financial period might be materially impacted.

Results of Operations

      Our financial results for the year ended December 31, 2003 include the financial results of Zymark from the date of acquisition, July 14, 2003, through December 31, 2003.

Revenue

	Year Ended			Year Ended			Year Ended
	December 31,			December 31,			December 31,
	2003	$ Change	% Change	2002	$ Change	% Change	2001

	(In Thousands)
Product revenue	$29,563	$19,185	185%	$10,378	$1,579	18%	$8,799
Service revenue	5,879	5,842	n/a	37	37	—	—
Related party revenue	2,489	(3,666)	(60)%	6,155	2,243	57%	3,912
License fees and contract revenue	11,480	2,217	24%	9,263	(7,614)	(45)%	16,877

Total Revenue	$49,411	$23,578	91%	$25,833	$(3,755)	(13)%	$29,588

      Total Revenue. The increase in total revenue in 2003 was due almost exclusively to the additional revenues from Zymark, offset, in part, by the decrease in related party sales to Amphora. In 2002, total revenues decreased as a result of a significant decline in license and contract revenues after the discontinuation of our Technology Access Program in 2001, offset in part by increased product sales, including related party sales to Amphora, and sales to our commercial collaboration partner, Agilent.

      Product Revenue. The increase in product revenue in 2003 was due almost exclusively to the revenue added by the acquired Zymark products. The remainder of the 2003 product revenue increase resulted from higher revenue from Agilent, offset by a net decline in sales of our other products, especially Caliper 250 drug discovery system sales. In 2002, product revenue increased primarily as a result of a 52% increase in revenue from Agilent. Sales of our drug discovery products increased 7% overall in 2002, driven by increased datapoint revenues of $385,000, which offset a 4% decline in Caliper 250 drug discovery system sales and a 70% decline in Caliper 42 system revenues, the later due to lack of sizable market demand for this product. Sales of AMS 90 products were relatively unchanged in 2002 as compared to 2001.

      Service Revenue. Prior to the acquisition of Zymark, we did not have significant service revenue. The increase in 2003 primarily consisted of annual maintenance contracts and support services associated with the installed base of Zymark products.

      Related Party Revenue. In 2003, related party revenue from Amphora declined primarily due to a decrease in Caliper 250 drug discovery system sales. As of December 31, 2003, Amphora was no longer considered a related party as Caliper’s ownership interest in Amphora declined to less than 1%. In 2002, related party revenue increased primarily due to increases of approximately $600,000 in Caliper 250 drug discovery system sales, $1.1 million in datapoint revenues, and $500,000 in contracted assay development services. Caliper no longer employs the equity method of accounting for its investment in Amphora, and fully recognized $267,000 of previously deferred revenues on sales to Amphora as of December 2003.

      License Fees and Contract Revenue. In 2003, license fees and contract revenues increased primarily due to an increase in license fees and contract revenues from non-Agilent collaborations, including Zymark research and development collaborations, and an initial license fee received from Molecular Devices under a non-exclusive license arrangement entered into as a result of a comprehensive settlement of our patent infringement lawsuit against Molecular Devices in November 2003. These sources of revenue were partially offset by a $2.8 million decline in research and development funding from Agilent as we concluded several development programs related to the Agilent 2100 Bioanalyzer product line. In 2002, license and contract revenue decreased primarily due to a $4.3 million decrease in contract revenue from our Technology Access Program partners after discontinuance of this program in 2001, a $2.5 million decrease in license fees from Aclara for the Ramsey family of patents, a $1.4 million decrease in Agilent contract revenue and a $540,000 decrease in government contract research revenue. These decreases were partially offset by a $1.1 million increase in application development contract services provided to AMS 90 customers.

Cost of Revenue

	Year Ended			Year Ended			Year Ended
	December 31,			December 31,			December 31,
	2003	$ Change	% Change	2002	$ Change	% Change	2001

	(In thousands)
Cost of
Product revenue	$23,253	$15,347	194%	$7,906	$3,122	65%	$4,784
Service revenue	2,486	—	—	—	—	—	—
Related party revenue	241	(2,780)	(92)%	3,021	918	44%	2,103

Total Cost of Revenue	$25,980	$15,053	138%	$10,927	$4,040	59%	$6,887

      Cost of Product Revenue. In 2003, cost of product revenue increased primarily due to the increase in product revenues generated from sales of Zymark products. In addition, this overall increase included a $1.2 million write-off of excess or obsolete Caliper 250 instrument inventory that has been replaced by the LabChip 3000 drug discovery system, and amortization of $494,000 related to the purchase accounting step-up of acquired Zymark inventories. Following the prioritization of our R&D programs, some of our chip manufacturing labor and overhead costs are no longer being utilized for R&D programs. With our increased commercial focus following the Zymark acquisition, the idle capacity within chip manufacturing is now classified as cost of product revenues. This shift in expense increased cost of product revenue by $1.2 million for the four month period ended December 31, 2003, including $1.0 million in the fourth quarter of 2003, and we expect will have a similar continuing impact on cost of product revenue in 2004, thereby adversely affecting our product gross margins. In 2002, cost of product revenue increased primarily due to the increase in Agilent product revenue (in the Agilent case we sell our LabChip kits and reagents at cost, and share in the gross margin received by Agilent on sales of Agilent Bioanalyzer 2100 instruments and LabChip kits and reagents — generally, this results in a lower profit margin compared to when we sell our own products directly). In addition, we incurred $663,000 of product warranty cost and wrote off $701,000 of excess or obsolete inventory in 2002 versus no such cost and writeoffs in 2001 as we had only begun to commercialize in 2001. Profit margins on product revenues were 21%, 24% and 46% respectively in 2003, 2002 and 2001. The decrease in product gross margin percentage in 2003 was caused by several factors including 7 percentage points attributable to the inventory write-off and amortization discussed above, 4 percentage points caused by the shift of chip manufacturing costs from R&D programs, and the effects of a partial year of Zymark included in 2003 operating results. The decrease in product gross margin percentage in 2002 was caused by several factors including 7 percentage points attributable to the inventory write-off, the 6 percentage points attributable to the increased warranty costs and the remainder primarily due to the increase in lower margin Agilent revenues.

      Cost of Service Revenue. Cost of service revenue in 2003 represents costs incurred in relation to providing billable services and supporting installed systems under annual maintenance contracts, including parts replacement and service labor and overhead.

      Cost of Related Party Revenue. In 2003, cost of related party revenue decreased as a result of the significant decline in sales of Caliper 250 drug discovery system sales to Amphora, with revenues in 2003 coming primarily from datapoints and non-product related sources. In 2002, cost of related party revenue increased primarily due to warranty costs of $444,000 related to installed systems at Amphora, $248,000 related to higher component costs with the remainder driven by product mix due to increased LabChip product volume offset by a 10% decline in the number of drug discovery systems purchased in 2002 as compared to 2001.

Operating Expenses

	Year Ended			Year Ended			Year Ended
	December 31,			December 31,			December 31,
	2003	$ Change	% Change	2002	$ Change	% Change	2001

	(In thousands)
Research and development	$35,529	$(7,788)	(18)%	$43,317	$5,054	13%	$38,263
Selling, general and administrative	25,454	7,920	45%	17,534	1,989	13%	15,545
Amortization of deferred stock compensation, net	1,000	622	165%	378	(2,162)	(85)%	2,540
Amortization of intangible assets	2,756	2,756	—	—	—	—	—
Restructuring charges	11,535	11,221	—	314	314	—	—

	$76,274	$14,731	22%	$61,543	$5,195	1%	$56,348

      Research and Development Expenses. In 2003, research and development expenses declined despite the acquisition of Zymark which contributed $2.8 million to our overall ongoing R&D expenses, primarily due to our R&D prioritization efforts and the associated employee downsizing actions, which are described in Restructuring Charges below. In 2002, R&D expenses increased due to expanded efforts to increase revenues through the development of new products and applications, including initial LabChip 3000 development, and activities associated with continuing microfluidic chip development, partner collaborations and product scale-up. We expect research and development spending to decline in 2004 as compared to 2003 as a result of our downsizing activities in 2003 and R&D prioritization efforts, only expanding in subsequent years based on customer demand, market conditions and our commercial growth.

      Selling, General and Administrative Expenses. In 2003, SG&A expenses increased primarily due to the additional costs of Zymark, offset in part by cost synergies realized through our integration efforts. In 2002, SG&A expenses increased primarily due an increase in employment costs related to our first full year of a marketing and sales function, and general increases in other SG&A expenses as a result of our expanded commercial activities. We expect selling, marketing and product promotion expenses to increase over the next several years to support the more global commercialization of our products through the experienced sales force and commercial infrastructure provided by the acquisition of Zymark. We anticipate general and administrative expenses to increase only as revenue increases, but at a lesser rate.

      Amortization of Deferred Stock Compensation. Deferred stock compensation represents the difference, at the date of grant, between the deemed fair value of our common stock for accounting purposes and the exercise price of stock awards including stock options. During 1998 and 1999, we recorded deferred stock compensation totaling $13.2 million. We are amortizing this amount over the respective vesting periods using the graded vesting method. In 2003, we recorded deferred compensation of $2.2 million related to stock awards granted to retain certain key executives and employees in connection with our acquisition and subsequent integration with Zymark. We recorded amortization expense related to deferred stock compensation in 2003 and 2002 net of reversals of $17,000 and $1.0 million, respectively, of stock compensation expense recognized in previous periods as a result of forfeited options. Of the $1.8 million of remaining deferred stock compensation included within stockholder’s equity as of December 31, 2003, we expect to record amortization of deferred compensation expense of $800,000 during 2004 and the remaining $1.0 million during future periods beyond 2004. The amount of deferred compensation expense to be recorded in future periods may further decrease if unvested options and restricted stock awards for which deferred compensation has been recorded are subsequently canceled.

      Restructuring Charges. We recognized restructuring charges in 2003 and 2002 related to the following:

2003

•	A $7.7 million charge, based upon the estimated net present value of our future lease payments related to the closure of one of our Mountain View facilities, net of anticipated sublease rentals, including leasehold improvement write-offs and other asset disposals of $319,000 related to the building closure.

The facility lease accrual charge involved certain key assumptions including the amount, if any, of any future sublease rentals. Our current assumptions take into consideration the going market rate for leases of similar properties, which is approximately 80-90% below our current lease. As such, a decrease in anticipated sublease rentals would not materially affect our estimated liability.

•	We recorded total charges of $3.8 million during 2003 for three downsizing actions related to severance and benefits, including $401,000 of non-cash charges related to acceleration of stock option vesting for certain terminated employees. Two of such reductions in force were completed following our acquisition of Zymark, and were principally related to elimination of redundant positions, the relocation of instrument manufacturing to Hopkinton, MA, and the prioritization of research and development programs. These actions resulted in the elimination of 100 positions, including 52% in research and development, 24% in manufacturing operations and service, and 24% in selling, general and administration. As of December 31, 2003, approximately $2.1 million of the $3.8 million remained in accrued restructuring charges, most of which will be paid out through April 2004.

2002

•	We recorded a charge of $314,000 in September 2002, in response to depressed market conditions and to be better aligned with customer demand. This action resulted in the elimination of 28 positions, including 75% in research and development with the remaining divided equally between manufacturing and administrative functions.

Interest and Other Income and Expenses

	Year Ended			Year Ended			Year Ended
	December 31,			December 31,			December 31,
	2003	$ Change	% Change	2002	$ Change	% Change	2001

	(In thousands)
Interest income	$2,639	$(3,607)	(58)%	$6,246	$(5,801)	(48)%	$12,047
Interest expense	(412)	(1,481)	(78)%	(1,893)	(184)	(8)%	(2,077)
Other income, net	1,279	(41)	(3)%	1,320	1,320	—	—
Litigation settlement and reimbursement	—	—	—	—	—	—	27,500

	$3,506	$(2,167)	(38)%	$5,673	$(31,797)	(85)%	$37,470

      Interest Income (Expense), Net. Interest income decreased in both 2003 and 2002 primarily due to lower cash, cash equivalents and marketable securities balances, on average, over the previous years due to cash used in operating and investing activities and, to a lesser extent, the declining interest rate yields occurring each year. In 2003, interest income was particularly lower due to approximately $52 million of cash used to acquire Zymark in July 2003. Interest expense decreased in both 2003 and 2002 due to the reduction of our financing obligations.

      Other Income, Net. Other income net, consists primarily of mark-to-market unrealized gains and losses related account balances denominated in another currency, and changes in the fair value of derivative instruments. Other income, net of $1.3 million in 2003 resulted primarily from the effect of realized and unrealized foreign currency gains, offset in part by the disposal of surplus manufacturing equipment no longer needed in our operations. Other income net, in 2002 was primarily due to realized gains on marketable securities.

      Litigation settlement and reimbursement. In January 2001, we recognized $27.5 million in a litigation settlement resulting from a comprehensive settlement agreement with Aclara for the dismissal of all suits and countersuits between the two companies.

Liquidity and Capital Resources

      We have financed our operations from inception primarily through equity sales, product sales and services, contract and milestone payments to us under our collaboration and Technology Access Program agreements, $32.5 million received from the comprehensive settlement agreement with Aclara, and equipment financing under sale-leaseback arrangements. As of December 31, 2003, we had received net proceeds of $231.2 million from issuances of common and preferred stock which primarily includes $104.9 million raised in August 2000 from the sale of 2,300,000 shares of common stock in a private placement and $75.9 million raised from our initial public offering in December 1999.

      As of December 31, 2003, we had $66.7 million in cash, cash equivalents and marketable securities, as compared to $154.3 million as of December 31, 2002 and $166.2 million as of December 31, 2001. In July 2003, we used cash of $52.4 million to acquire Zymark, which was net of $5.8 million of Zymark’s cash on hand on the date of acquisition. As such, our cash flow changes in operating assets and liabilities are net of the acquired current assets and liabilities of Zymark. The inclusion of Zymark’s results of operations after July 14, 2003 had a significant impact on the business in 2003 and the comparability of operating results and cash flows on a year-over-year basis.

Cash Flows

	Year Ended		Year Ended		Year Ended
	December 31,	Increase	December 31,	Increase	December 31,
	2003	(Decrease)	2002	(Decrease)	2001

	(In thousands)
Cash provided by (used in)
Operating Activities	$(31,049)	$(20,642)	$(10,407)	$12,176	$(22,583)
Investing Activities	$25,074	$9,388	$15,686	$21,586	$(5,900)
Financing Activities	$(1,465)	$(1,715)	$250	$(2,594)	$2,844

      Operating Activities. In 2003, our cash used in operations increased from 2002 primarily due to the $32.5 million payment we received from Aclara in 2002 under the terms of our 2001 settlement agreement. Excluding the cash we received from Aclara in 2002, our cash used for operating activities in 2003 would have improved in comparison to 2002. This improvement is primarily attributable to the reductions in force that we implemented during 2002 and 2003, and other cost cutting measures including more focused R&D activities, which were reflected in our financial results including as follows:

•	although our net loss increased by $8.6 million to $49.5 million in 2003 from a net loss of $41.0 million in 2002, our 2003 net loss included increases in non cash items of $10.6 million in restructuring charges, $4.4 million in depreciation and amortization and $1.0 million in other items, and

•	the amount of cash that went toward increasing working capital in 2003, which included changes in working capital influenced by the Zymark acquisition, was less than the amount cash that went toward increasing working capital in 2002 after excluding the effects of the Aclara payment.

      In 2002, our operating cash flows included the $32.5 million Aclara payment, but this increase was offset by:

•	increased cash needs relative to higher operating expenses and decreased product profit margins, and

•	increases in the amount of cash investment in working capital, including an increase in inventories due to our commercial product revenue build-up, and a decrease in the amount of deferred revenue.

      Investing Activities. In 2003, the increase in net cash provided by investing activities was caused by $4.1 million decrease in the amount of property and equipment purchases compared to 2002, and a $5.3 million net increase in cash generated after we utilized a portion of the proceeds from net sales of marketable securities to acquire the stock of Zymark. In 2002, the increase in cash provided by investing activities was due to a $20.2 million increase in cash generated from net sales of marketable securities, and $1.4 million decrease in the amount of property and equipment purchases compared to 2001.

      Financing Activities. In 2003, cash used in financing activities decreased as a result of increased sale-leaseback debt payments, a decline in sale-leaseback financing proceeds, and a decline in proceeds from common stock sales. In 2002, cash provided by financing activities decreased due primarily to decreases in sale-leaseback financing proceeds and proceeds from common stock sales.

      As of December 31, 2003, we had commitments under leases and other obligations as follows:

			Other Long-term
			Obligations
		Obligations Under	included in Other
	Operating	Sale-Leaseback	Non-current
	Leases	Arrangements	Liabilities

	(In thousands)
Years ending December 31:
2004	$7,625	$1,646	$377
2005	7,422	342	377
2006	6,370	—	—
2007	6,071	—	—
2008	4,057	—	—
Thereafter	454	—	—

Total minimum lease and principal payments	$31,999	1,988	754

Amount representing interest		136	62

Present value of future payments		1,852	692
Current portion of obligations		1,521	377

Noncurrent portion of obligations		$331	$315

      As of December 31, 2003, we also had a non-cancelable purchase commitment in the amount of approximately $307,000 with our foreign supplier for the purchase of our proprietary glass stock used in the manufacture of certain types of our chips. We have minimum royalty obligations under separate license agreements with UT-Battelle, LLC and the Trustees of the University of Pennsylvania. Royalty obligations to UT-Batelle, which exceeded certain minimums set forth in the amendment, were $581,000 and $81,000 in 2003 and 2002, respectively. Caliper also has an exclusive license from the Trustees of the University of Pennsylvania to certain patents relating to microfluidic applications and chip structures. The minimum royalty obligations under these licenses rise over time, but never exceed $213,000 per year.

      Our capital requirements depend on numerous factors including market acceptance of our products, the resources we devote to developing and supporting our products, acquisitions and other factors. We expect to devote substantial capital resources to continue our research and development efforts, to expand our support and product development activities, and for other general corporate activities. Based on our long term strategic plan updated for the recent acquisition of Zymark, we believe that our current cash balances, together with the revenue to be derived from our commercial partners, our commercial sales from our microfluidic and lab automation products and services will be sufficient to fund our operations at least through the year 2005. Our future capital requirements will depend on many factors, including, among others:

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

      We ended 2003 with $66.7 million in total cash, cash equivalents and marketable securities. We have provided financial projections that we expect to attain positive cash flows from operations by the fourth quarter of 2005, and we believe our current cash balances are more than adequate to satisfy our cash needs at least through the end of 2005. Our actual cash needs could vary considerably, however, depending on opportunities that arise over the course of 2004 and 2005. During or after this period, if cash generated by operations is insufficient to satisfy our liquidity requirements, we may need to reduce our research and development efforts, or sell additional equity or debt securities or obtain additional credit arrangements. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders. Additional financing may not be available on terms acceptable to us or at all. The inability to obtain additional financing may force delays in research and product development activities and, ultimately, cause us to cease operations.

      Financial Projections. We are providing financial projections for the first quarter and full year 2004, and our longer-range objectives for generating positive cash flows from operations, as set forth below. The key financial projections we are providing are as follows:

•	We expect full year revenues for 2004 to be approximately $80 to $85 million, and first quarter 2004 revenues to be approximately $15 to $18 million.

•	We expect total selling, general and administrative, and research and development expenses to be between $58 and $62 million, incorporating the effects of the shift in R&D costs described below.

•	We expect our gross profit, calculated by subtracting projected cost of product and service revenues from our total projected revenues, to be between 38% and 42% of total revenues, depending significantly on our overall mix of total revenues. Included in cost of revenues are estimated expenses of approximately $1.0 million per quarter that were previously included in research and development expenses prior to September 2003. The change reflects the current utilization of chip manufacturing labor and overhead costs as indirect costs of product revenue, whereas prior to September 2003 this production capacity was used to satisfy R&D program needs.

•	We expect to use cash of between $20 million and $25 million during 2004, including an estimated $3.0 to $4.0 million to be used for capital expenditures including a new Enterprise Resource Management System to replace our current systems which we deem inadequate to support our expected future growth. We expect cash, cash equivalents and marketable securities to be in excess of $40 million at December 31, 2004.

•	We expect to attain positive cash flows from operations by the fourth quarter of 2005.

      We have incurred operating losses since our inception and expect to incur losses for the foreseeable future. While we have significantly reduced our research and development expenses, we will continue to make significant investments in R&D over the next several years. We believe that our acquisition of Zymark will have the effect of increasing revenues and decreasing our overall net loss in the near terms. The financial projections that we have provided above forward-looking statements that are subject to risks and uncertainties, and are only made as of the date of the filing of this Form 10-K. These projections are based upon assumptions that we have made and believe to be reasonable. However, actual results may vary significantly from these projections due to the risks and uncertainties inherent in our business as described in the section entitled “Factors Affecting Operating Results” below.

Impact of Inflation

      The effect of inflation and changing prices on our operations was not significant during the periods presented.

Recent Accounting Pronouncements

      In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an interpretation of ARB 51.” The primary objectives of this interpretation are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities”) and how to determine when and which business enterprise (the “primary beneficiary”) should consolidate the variable interest entity. This new model for consolidation applies to an entity in which either (i) the equity investors (if any) do not have a controlling financial interest; or (ii) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that the primary beneficiary, as well as all other enterprises with a variable interest in a variable interest entity, make additional disclosures. Certain disclosure requirements of FIN 46 were effective for financial statements issued after January 31, 2003.

      In December 2003, the FASB issued FIN No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” to address certain FIN 46 implementation issues. The effective dates and impact of FIN 46 and FIN 46-R are as follows:

i. Special purpose entities (“SPEs”) created prior to February 1, 2003. We must apply either the provisions of FIN 46 or early adopt the provisions of FIN 46-R at the end of the first interim or annual reporting period ending after December 15, 2003.

ii. Non-SPEs created prior to February 1, 2003. We are required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004.

iii. All entities, regardless of whether a SPE, that were created subsequent to January 31, 2003. The provisions of FIN 46 were applicable for variable interests in entities obtained after January 31, 2003. We are required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004.

      The adoption of the provisions applicable to SPEs and all other variable interests obtained after January 31, 2003 did not have a material impact on our financial statements. We are currently evaluating the impact of adopting FIN 46-R applicable to Non-SPEs created prior to February 1, 2003 but do not expect a material impact.

      In May 2003, the FASB issued SFAS No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity Status.” SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003; otherwise it is effective at the beginning of the first interim period beginning after June 15, 2003. We do not believe there will be a material effect upon our financial condition or results of operations from the adoption of the provisions of SFAS 150.

Factors Affecting Operating Results

Risks Related To Our Business

Our LabChip products may not achieve market acceptance, which could cause our revenue to grow slowly or decline.

      Many of our microfluidic technologies, which we developed prior to our acquisition of Zymark on July 14, 2003, are still in the early stages of development, and our drug discovery and automated electrophoresis systems incorporating these technologies have only recently begun to be used commercially. If these systems do not gain further market acceptance, we will be unable to generate significant sales of these products and our revenue may grow more slowly than expected or decline. The commercial success of our LabChip products will depend upon capital spending by our potential customers, and market acceptance of the merits of our drug discovery and automated electrophoresis systems by pharmaceutical and biotechnology companies, academic research centers and other companies that rely upon laboratory experimentation. Market acceptance will depend on many factors, including:

•	our ability to demonstrate the advantages and potential economic value of our drug discovery systems over alternative well-established technologies and LabChip products;

•	capital spending by our customers and potential customers, which has been sluggish as a result of current economic conditions and other industry-specific factors; and

•	our ability to market our drug discovery systems.

      Because the LabChip products and automated electrophoresis systems have been in operation for only a limited period of time, their accuracy, reliability, ease of use and commercial value have not been fully established. If the first customers do not endorse our initial drug discovery systems because these systems fail to generate the quantities and quality of data they expect, are too difficult or costly to use, or are otherwise deficient, market acceptance of these drug discovery systems would suffer and further sales may be limited. We cannot assure you that these customers’ efforts to put our high throughput systems into use will continue or will be expeditious or effective. Potential customers for our drug discovery systems may also wait for indications from our initial drug discovery system customers that our drug discovery systems work effectively and generate substantial benefits. Further, non-acceptance by the market of our initial drug discovery systems could undermine not only those systems but subsequent drug discovery systems as well. Our microfluidic-based drug discovery systems are now being marketed and sold principally by the sales and marketing organization we acquired with our recent acquisition of Zymark. These systems and the technologies on which they are based are new to this sales and marketing organization, which may limit our ability to effectively market and sell these systems.

If we are not successful in developing new and enhanced liquid handling and other life sciences products, our products may not gain market acceptance and we may lose market share to our competitors.

      The life sciences productivity tools equipment market, the principal market for the traditional products of Zymark, is very competitive and is characterized by rapid technological change and frequent new product introductions. The commercial success of our liquid handling systems and other products depends upon continued and expanding market acceptance of our systems and products by pharmaceutical and biotechnology companies and genomics research organizations, and upon availability to address quickly any performance problems that our customers encounter. We anticipate that our competitors will introduce new, enhanced products in this market in the near future. Our future success will depend on our ability to offer new products and technologies that researchers believe are an attractive alternative to current products and technologies, that address the evolving needs of our customers and that are technologically superior to new products that may be offered by our competitors. We may experience difficulties or delays in our development efforts for new products, and we may not ultimately be successful in developing them. Any significant delay in releasing new products in this market could adversely affect our reputation, give a competitor a first-to-market advantage or cause a competitor to achieve greater market share.

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

      We are subject to the capital spending patterns of the pharmaceutical industry, which over the past several years have been adversely impacted by general economic conditions, industry consolidation and increased competition.

      Many of our instrument products represent relatively large capital expenditures by our customers. During the past several years many of our customers and potential customers, particularly in the pharmaceutical industry, have reduced their capital spending budgets because of generally adverse prevailing economic conditions, consolidation in the industry and increased pressure on the profitability of pharmaceutical companies, due in part to more competition from generic drugs. If our customers and potential customers do not increase their capital spending budgets, because of continuing adverse economic conditions or further consolidation in the industry, we could face weak demand for our products, in particular our products used for high-throughput screening. If the demand for our instrument products is weak because of constrained capital spending by our pharmaceutical industry customers and potential customers, we may not achieve our targets for revenue and cash flow from operations.

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

      Our business is highly competitive and our growth is dependent upon market growth and our ability to enhance our existing products and introduce new products on a timely basis. One of the ways we may address the need to develop new products is through acquisitions of complementary businesses and technologies, such as our acquisition of Zymark. From time to time, we consider and evaluate potential business combinations both involving our acquisition of another company and transactions involving the sale of Caliper through, among other things, a possible merger or consolidation of our business into that of another entity. Acquisitions involve numerous risks, including the following:

•	difficulties in integration of the operations, technologies, and products of the acquired companies;

•	the risk of diverting management’s attention from normal daily operations of the business;

•	potential cost and disruptions caused by the integration of financial reporting systems and development of uniform standards, controls, procedures and policies;

•	accounting consequences, including amortization of acquired intangible assets or other required purchase accounting adjustments, resulting in variability or reductions of our reported earnings;

•	potential difficulties in completing projects associated with purchased in-process research and development;

•	risks of entering markets in which we have no or limited direct prior experience and where competitors in these markets have stronger market positions;

•	the potential loss of key employees of Caliper or the acquired company due to the employment uncertainties inherent in the acquisition process;

•	the assumption of known and potentially unknown liabilities of the acquired company;

•	we may find that the acquired company or assets do not further our business strategy or that we paid more than what the company or assets are worth;

•	our relationship with current and new employees and customers could be impaired;

•	the acquisition may result in litigation from terminated employees or third parties who believe a claim against us would be valuable to pursue;

•	our due diligence process may fail to identify significant issues with product quality, product architecture and legal contingencies, among other matters; and

•	insufficient revenues to offset increased expenses associated with acquisitions.

      Acquisitions may also cause us to:

•	issue common stock that would dilute our current stockholders’ percentage ownership;

•	record goodwill and non-amortizable intangible assets that will be subject to impairment testing and potential periodic impairment charges;

•	incur amortization expenses related to certain intangible assets;

•	incur reductions in deferred revenue of the acquired company, resulting in lower future revenues; or

•	incur other large and immediate write-offs.

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

      We have experienced significant operating losses each year since our inception and expect to incur substantial additional operating losses for the years 2004 and 2005, primarily as a result of a current sluggish economic climate, dampened life sciences research spending by many of our customers and expected continuing expenses for manufacturing capabilities, research and product development costs and general and administrative costs. We may never achieve profitability. As of December 31, 2003, we had an accumulated deficit of approximately $135.1 million. Our losses have resulted principally from costs incurred in research and development, product marketing and from general and administrative costs associated with our operations. These costs have exceeded our interest income and revenue which, to date, have been generated principally from product sales, collaborative research and development agreements, technology access fees, cash and investment balances.

Our operating results fluctuate significantly and any failure to meet financial expectations may disappoint securities analysts or investors and result in a decline in our stock price.

      Our quarterly operating results have fluctuated significantly in the past, and we expect they will continue to fluctuate in the future, even with our combination with Zymark, as a result of many factors, some of which are outside of our control. For example, many of our products represent relatively large capital expenditures for our customers, which leads to variations in the amount of time it takes for us to sell our products because customers may take several months or longer to evaluate and obtain the necessary internal approvals for the purchase of our products. In addition, a significant portion of our revenues is derived from sales of relatively high-priced products, and these sales are generally made by purchase orders and not long-term contracts. Delays in receipt of anticipated orders for higher-priced products could lead to substantial variability of revenue from quarter to quarter. Furthermore, Zymark has historically received purchase orders and shipped a significant portion of each quarter’s product orders near the end of the quarter. If that pattern continues, even short delays in the receipt of orders or shipment of products at the end of a quarter could result in shipment during the next quarter, which could have a material adverse effect on results of operations for the quarter in which the shipment did not occur. In addition, Zymark’s business has historically been affected by capital spending patterns of its customers with a greater percentage of purchases, and therefore higher revenues, occurring in the second half of the year. There can be no assurance that this trend will continue. For all of these and other reasons, it is possible that in some future quarter or quarters, our operating results will be below the expectations of securities analysts or investors. In this event, the market price of our common stock may fall abruptly and significantly. Because our revenue and operating results are difficult to predict, we believe that period-to-period comparisons of our results of operations are not a good indication of our future performance.

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

      Although Agilent manufactures the Agilent 2100 Bioanalyzer, we manufacture the chips used in this instrument and also currently manufacture instruments and sipper chips for our drug discovery systems. We currently have limited manufacturing capacity for our LabChip products and automated drug discovery system products and experience variability in manufacturing yields for chips and automated drug discovery products. If we fail to deliver chips and automated drug discovery products in a timely manner, our relationships with our customers could be seriously harmed, and revenue would decline. We currently have one manufacturing location for LabChip products in Mountain View, California, and one manufacturing location for instruments and other products located in Hopkinton, Massachusetts. The actual number of chips we are able to sell or use depends in part upon the manufacturing yields for these chips. We have only recently begun to manufacture significant numbers of sipper chips and are continuing to develop our manufacturing procedures for these chips. In order to offer sipper chips with more than four capillaries for drug discovery applications, we will need to continue to achieve consistently high yields in this process. We have experienced difficulties in manufacturing both our chips and instruments. We cannot assure you that manufacturing or quality problems will not arise as we attempt to scale-up our production of chips or that we can scale-up manufacturing in a timely manner or at commercially reasonable costs. If we are unable to consistently manufacture sipper chips or chips for the Agilent 2100 Bioanalyzer on a timely basis because of these or other factors, our product sales will decline. We are currently manufacturing drug discovery instruments in-house and in limited volumes. If demand for our drug discovery instruments increases significantly, we will either need to expand our in-house manufacturing capabilities or outsource to other manufacturers.

      Our ability to scale-up chip manufacturing may be compromised by uncertainty regarding the volume of chips for the Agilent 2100 Bioanalyzer that we will need to supply to Agilent in the future. As our exclusive collaboration with Agilent terminated in May 2003 pursuant to the notice we delivered to Agilent, Agilent now has the option to manufacture chips itself rather than continue to receive its supply of chips from Caliper. Accordingly, we face uncertainty regarding future demand for these chips from our manufacturing operations.

Because a small number of customers and Agilent have accounted for, and may continue to account for, a substantial portion of our revenue, our revenue could decline due to the loss of one of these customers or the termination of our agreement with Agilent.

      Historically, we have had very few customers and one commercial partner, Agilent, from which we have derived the majority of our revenue. Although our acquisition of Zymark in July 2003 expanded our customer base, Zymark has also historically obtained a significant portion of its revenue from a relatively small number of customers. During the year ended December 31, 2003, Agilent accounted for 17% of total revenues, (11% on a pro forma basis — see Note 3 to Consolidated Financial Statements), and our next three largest customers collectively accounted for another 13% of total revenues. Accordingly, if we were to lose any one or more of these important customers, our revenue could decrease significantly.

Our revenue could decline due to the termination of our agreement with Agilent because of a number of different factors, including a reduction in our gross margin share of Agilent 2100 Bioanalyzer and LabChip products sold by Agilent or reduced sales of such products by Agilent due to competition from us or our other commercial partners.

      Our commercial relationship with Agilent is currently in a state of transition due to our termination of the collaboration agreement with Agilent, effective in May 2003. We are now operating under the surviving provisions of that agreement. We will continue to receive revenue from Agilent based on a formula for gross margin sharing on sales by Agilent of instruments and chips developed under our collaboration agreement.

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

      In addition, under the surviving terms of our agreement with Agilent, we granted to Agilent a non-exclusive, royalty-bearing license to certain of our LabChip technologies existing as of the termination date for Agilent to develop, make and sell products in the field of the collaboration. Consequently, there is the possibility that Agilent may manufacture its own supply of LabChip products, rather than purchasing them from us, or that we may experience competition from Agilent in the future, which would reduce our ability to sell products independently or through other commercial partners.

      Now that our agreement with Agilent is terminated, Agilent’s sales of collaboration products could be reduced due to competition from us or our other commercial partners. In such event, the revenue we would realize from Agilent could be reduced by more than the revenue we receive from other commercial partners. Further, Agilent may decide for reasons wholly independent of competition to reduce its sales efforts and/or pricing for these products. If Agilent does so, our revenue may decline.

      Finally, we anticipate research and development funding from Agilent to continue to decline in 2004 unless we enter into new research and development funding agreements. If we do not negotiate a new agreement with Agilent, we could cease to receive development funding from Agilent for new products. Furthermore, the revenue we receive from Agilent for existing collaboration products may grow more slowly or decline.

We depend on our key personnel, the loss of whom would impair our ability to compete.

      We are highly dependent on the principal members of our management, especially our Chief Executive Officer, and certain of our scientific staff. The loss of services of any of these persons could seriously harm our product development and commercialization efforts. In addition, research, product development and commercialization will require additional skilled personnel in areas such as chemistry and biology, software engineering and electronic engineering. Our business is located in Silicon Valley, California, and, with the acquisition of Zymark, in the Boston metropolitan area, where demand for personnel with these skills remains high despite the current economic climate. As a result, competition for and retention of personnel, particularly for employees with technical expertise, is intense and the turnover rate for these people is high. If we are unable to hire, train and retain a sufficient number of qualified employees, our ability to conduct and expand our business could be seriously reduced. The inability to retain and hire qualified personnel could also hinder the planned expansion of our business.

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

      We rely on patents to protect a large part of our intellectual property and our competitive position, especially in our microfluidics business. In order to protect or enforce our patent rights, we may initiate patent litigation against third parties, such as the patent infringement suit against Molecular Devices as described under “Part I — Item 3. Legal Proceedings.” These lawsuits could be expensive, take significant time, and could divert management’s attention from other business concerns. They would put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing. We may also provoke these third parties to assert claims against us. Patent law relating to the scope of claims in the technology fields in which we operate is still evolving and, consequently, patent positions in our industry are generally uncertain. We cannot assure you that we will prevail in any of these suits or that the damages or other remedies awarded, if any, will be commercially valuable. During the course of these suits, there may be public announcements of the results of hearings, motions and other interim proceedings or developments in the litigation. If securities analysts or investors perceive any of these results to be negative, it could cause our stock price to decline.

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

Our net operating loss and tax credit carryforwards may expire if we do not achieve or maintain profitability.

      As of December 31, 2003, we had federal and state net operating loss carryforwards of approximately $101.5 million and $26.7 million. We also had federal and state research and development tax credit carryforwards of approximately $3.1 million and $3.1 million, respectively. The federal net operating loss and credit carryforwards will expire at various dates beginning in the year 2009 through 2023 if not utilized. The state net operating losses will begin to expire in year 2004, if not utilized.

      Utilization of the federal and state net operating losses and credits may be subject to a substantial limitation due to the change in ownership provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

      Because of our lack of earnings history and the uncertainty of realizing these net operating losses, the deferred tax assets have been fully offset by a valuation allowance.

Risks Related to Owning Our Common Stock

Our stock price is extremely volatile, and you could lose a substantial portion of your investment.

      Our stock has been trading on the Nasdaq National Market only since mid-December 1999. We initially offered our common stock to the public at $16.00 per share. Since then our stock price has been extremely volatile and has ranged, through March 12, 2004, from a high of approximately $202.00 per share on March 2, 2000 to a low of $2.71 per share both on January 28, 2003 and February 6, 2003. Our stock price may drop substantially following an investment in our common stock. We expect that our stock price will remain volatile as a result of a number of factors, including:

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

      In the Spring and Summer of 2001, class action lawsuits were filed against certain leading investment banks and over 300 companies that did public offerings during the prior several years, including lawsuits against Caliper and certain of its officers and directors as described under “Part I — Item 3. Legal Proceedings.” This and other securities litigation could result in potential liability, cause us to incur litigation costs and divert management’s attention and resources, any of which could harm our business. In addition, announcements of future lawsuits of this or some other nature, and announcements of events occurring during the course of the current and any future lawsuits, could cause our stock price to drop.

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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

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

      The potential change in fair value for interest rate sensitive instruments has been assessed on a hypothetical 100 basis point adverse movement across all maturities. We estimate that such hypothetical adverse 100 basis point movement would not have materially impacted net income or materially affected the fair value of interest rate sensitive instruments.

      Our equipment sale-leaseback financings, amounting to $1.9 million as of December 31, 2003, are all at fixed rates and, therefore, have minimal exposure to changes in interest rates.

      Our primary investment objective is to preserve principal while at the same time maximizing yields without significantly increasing risk. Our portfolio includes money markets funds, commercial paper, medium-term notes, corporate notes, government securities, asset-backed securities, and corporate bonds. The diversity of our portfolio helps us to achieve our investment objective. As of December 31, 2003 and 2002, the average remaining maturity of our investment portfolio was approximately 1 year. All of our instruments are held other than for trading purposes.

      The following table presents by year of maturity the amounts of our cash equivalents and investments, and related weighted average interest rates, that may be subject to interest rate risk as of December 31, 2003 (dollars in thousands):

					Fair Value
					December 31,
	2004	2005	2006	Total	2003

Cash and money market funds:
Fixed rate	$8,889	—	—	$8,889	$8,889
Average interest rate	0.07%	—	—	0.07%
Available for sale marketable securities:
Fixed rate	$12,391	$28,723	$11,268	$52,382	$52,710
Average interest rate	5.23%	4.07%	2.75%	4.05%
Variable rate	$3,253	$1,853	—	$5,106	$5,118
Average interest rate	1.45%	1.36%	—	1.42%
Total securities	$24,533	$30,576	$11,268	$66,377	$66,717
Average interest rate	2.85%	3.90%	2.75%	3.30%

      This differs from our position at December 31, 2002, which the following table presents (dollars in thousands):

					Fair Value
					December 31,
	2003	2004	2005	Total	2002

Cash and money market funds:
Fixed rate	$16,184	—	—	$16,184	$16,184
Average interest rate	1.29%	—	—	1.29%
Available for sale marketable securities:
Fixed rate	$40,397	$55,299	$19,611	$115,307	$116,809
Average interest rate	3.88%	4.47%	4.85%	4.32%
Variable rate	$7,308	$6,249	$7,758	$21,315	$21,330
Average interest rate	1.70%	1.92%	1.68%	1.76%
Total securities	$63,889	$61,548	$27,369	$152,806	$154,323
Average interest rate	2.97%	4.21%	3.92%	3.63%

Item 8.	Financial Statements and Supplementary Data

      The Report of Independent Auditors, Consolidated Financial Statements and Notes to Consolidated Financial Statements begin on page F-1 immediately following the signature page and certifications in this report and are incorporated here by reference, including the unaudited quarterly information for the last two years in Note 19.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A.	Controls and Procedures

      We evaluated our “disclosure controls and procedures” and our “internal controls and procedures for financial reporting” as of December 31, 2003. This evaluation was done under the supervision and with the participation of management, including our chief executive officer and our chief financial officer.

      (a) Evaluation of disclosure controls and procedures. Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

      There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

      Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2003, we are responsible for listing the non-audit services approved by our Audit Committee to be performed by Ernst & Young LLP, our independent auditor. Non-audit services are defined as services other than those provided in connection with an audit or a review of our financial statements.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      Information concerning our directors is set forth in the section entitled “Proposal 1 — Election of Directors” contained in our definitive Proxy Statement with respect to our Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than April 30, 2004 (the “Proxy Statement”) and incorporated by reference here. Information concerning our Executive Officers is set forth under “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K and is incorporated by reference here. Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our Proxy Statement and is incorporated herein by reference.

      We have not yet adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We are in the process of preparing and adopting such a code, and anticipate doing so prior to our filing of our Proxy Statement.

Item 11.	Executive Compensation

      Information concerning director and executive compensation required by this Item 11 is set forth in the sections entitled “Compensation of Directors,” “Compensation of Executive Officers,” “Compensation Committee Interlocks and Insider Participation” contained in our Proxy Statement and incorporated by reference here.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      Information concerning security ownership of certain beneficial owners and management required by this Item 12 is set forth in the section entitled “Security Ownership of Certain Beneficial Owners and Management” contained in our Proxy Statement and incorporated by reference here.

      Information concerning securities authorized for issuance under equity compensation plans required by this Item 12 is set forth in the table entitled “Equity Compensation Plan Information” and information thereunder contained in our Proxy Statement and incorporated by reference here.

Item 13.	Certain Relationships and Related Transactions

      Information concerning certain relationships and related transactions required by this Item 13 is set forth in the section entitled “Certain Relationships and Related Transactions” contained in our Proxy Statement and incorporated by reference here.

Item 14.	Principal Accountant Fees and Services

      Information concerning principal accountant fees and services required by this Item 12 is set forth in the section entitled “Proposal 2 — Ratification Of Selection Of Independent Auditors” contained in our Proxy Statement and incorporated by reference here.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) The following documents are filed as a part of this report:

(1) Financial Statements:

(2) Financial Statement Schedules:

      Schedule II, “Valuation and Qualifying Accounts” is included on page F-32 of this report. All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3) Exhibits:

Exhibit Number	Description of Document

2.1(21)	Stock Purchase Agreement, by and among Caliper, Berwind Corporation and The Berwind Company LLC, dated June 9, 2003.
2.2(21)	Amendment No. 1 to the Stock Purchase Agreement, by and among Caliper, Berwind Corporation and The Berwind Company LLC, dated July 10, 2003.
3.1(1)	Amended and Restated Certificate of Incorporation of Caliper.
3.2(11)	Certificate of Designation Of Series A Junior Participating Preferred Stock.
3.3(2)	Restated Bylaws of Caliper.
3.4(22)	Amendment No. 1 to Bylaws of Caliper.
4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.
4.2(3)	Specimen Stock Certificate.
4.3(11)	Rights Agreement, dated as of December 18, 2001, between Caliper and Wells Fargo Bank Minnesota, N.A., as Rights Agent.
10.1(3)	Lease Agreement, dated December 1, 1998, between Caliper and 605 East Fairchild Associates, L.P.
10.2(3)(4)	1996 Equity Incentive Plan.
10.3(3)(4)(16)	1999 Equity Incentive Plan.
10.4(3)(4)(16)	1999 Employee Stock Purchase Plan.
10.5(3)(4)	1999 Non-Employee Directors’ Stock Option Plan.
10.6(3)(4)(16)	Employment Agreement, dated January 18, 1999, between Caliper and Daniel L. Kisner, M.D.
10.7(3)(4)(16)	Promissory Note, dated July 29, 1999, between Caliper and Daniel L. Kisner, M.D.
10.8(3)	Amended and Restated Investor Rights Agreement, dated May 7, 1998, among Caliper and certain stockholders of Caliper.
10.9(3)(4)	Form of Indemnification Agreement entered into between Caliper and its directors and executive officers.

Exhibit Number	Description of Document

10.10(3)(5)	Collaboration Agreement, dated May 2, 1998, between Caliper and Hewlett-Packard Company (now Agilent).
10.17(3)(4)	Consulting Agreement, dated April 30, 1997, between Caliper and Dr. David V. Milligan.
10.18(3)(4)(16)	Employment Agreement, dated September 23, 1999, between Caliper and James L. Knighton.
10.19(3)(4)	Consulting Agreement, dated May 1, 1997, between Caliper and Regis McKenna.
10.20(3)(4)(16)	Promissory Note, dated March 25, 1997, between Caliper and Michael R. Knapp, Ph.D.
10.21(3)(4)(16)	Option Agreement, dated August 9, 1995, between Caliper and Michael R. Knapp, Ph.D.
10.22(3)(4)(16)	Amendment to Option Agreement, dated August 25, 1995, between Caliper, Michael R. Knapp, Ph.D., J. Michael Ramsey, Ph.D. and Avalon Medical Partners.
10.23(3)(4)	The Corporate Plan for Retirement Select Plan Adoption Agreement and related Basic Plan Document.
10.24(6)(16)	Warrant for the purchase of shares of Common Stock issued to Michael R. Knapp, dated October 11, 1996.
10.25(6)(16)	Warrant for the purchase of shares of Common Stock issued to Michael R. Knapp, dated February 2, 2000.
10.27(7)	Lease Agreement, dated June 23, 2000 and effective July 5, 2000, between Caliper and Martin CBP Associates, L.P.
10.28(7)(6)	Promissory Note, dated July 17, 2000, between Caliper and Daniel L. Kisner, M.D.
10.29(4)(8)(16)	Change of Control Sr. Mgmt Severance/ Equity Acceleration Plan.
10.30(5)(9)	Cross-License Agreement, dated March 12, 2001 by and among Aclara Biosciences, Inc. and Caliper.
10.31(9)	Common Stock Issuance Agreement, dated March 22, 2001.
10.32(5)(9)	Settlement Agreement and Mutual General Release, dated March 12, 2001 by and among Aclara Biosciences, Inc. and Caliper.
10.33(5)(10)	LabChip Solutions Agreement, dated as of September 21, 2001, by and between Amphora Discovery Corp. and Caliper.
10.34(4)(10)	Consulting Agreement, entered into as of the 8th day of October 2001 by and between Amphora Discovery Corp., and Michael R. Knapp.
10.35(4)(10)	Restricted Stock Purchase Agreement, entered into as of October 8, 2001, by and between Amphora Discovery Corp. and Michael R. Knapp.
10.36(4)(10)	Consulting Agreement, entered into as of the 14th day of October 2001 by and between Amphora Discovery Corp., and James L. Knighton.
10.37(4)(10)	Restricted Stock Purchase Agreement, entered into as of October 14, 2001, by and between Amphora Discovery Corp. and James L. Knighton.
10.38(5)(10)	Technology Access Agreement Amendment, dated August 20, 2001, by and between Caliper and Eli Lilly and Company, amending Technology Access Agreement dated August 12, 1999.
10.39(12)(16)	2001 Non-Statutory Stock Option Plan.
10.46(14)(16)	Key Employee Agreement, dated July 1, 2002, between Caliper and Michael R. Knapp.
10.47(14)(16)	Key Employee Agreement, dated July 1, 2002, between Caliper and James L. Knighton.
10.48(15)(16)	Key Employee Agreement, dated July 1, 2002, between Caliper and Dr. Daniel Kisner.
10.49(15)(16)	Separation Agreement, dated July 29, 2002, between Caliper and J. Wallace Parce.

Exhibit Number	Description of Document

10.52(17)	Sole Commercial Patent License Agreement, effective September 1, 1995, between UT-Battelle, LLC, the successor to Lockheed Martin Energy Research Corporation, and Caliper, as amended on November 1, 2002.
10.53(17)	Modification of LabChip Solutions Agreement, dated as of December 12, 2002, by and between Amphora Discovery Corp. and Caliper.
10.54(18)	Retention Agreement, dated February 26, 2003, between Caliper and Michael Merion.
10.55(18)	Collaboration Agreement, dated June 4, 2003, between Caliper and Bio-Rad Laboratories, Inc.
10.56(19)	Key Employee Agreement, dated July 14, 2003, between Caliper and E. Kevin Hrusovsky.
10.57(19)	Key Employee Agreement, dated July 8, 2003, between Caliper and Michael R. Knapp.
10.58(19)	Key Employee Agreement, dated July 2, 2003, between Caliper and James L. Knighton.
10.59(19)	Key Employee Agreement, dated July 10, 2003, between Caliper and Anthony T. Hendrickson.
10.60(19)	Key Employee Agreement, dated September 17, 2003, between Caliper and William M. Wright III.
10.61(19)	Letter Agreement, dated September 17, 2003, between Caliper and Berwind Company LLC regarding the Appointment of a Berwind Nominee to the Caliper Board of Directors.
10.62(20)	Acquisition Equity Incentive Plan.
10.63(4)	Key Employee Agreement Amendment, dated December 24, 2003, between Caliper and Dr. Daniel Kisner.
10.64(4)	Consulting Agreement, dated January 1, 2004, between Caliper and Dr. David V. Milligan.
10.65(4)	Letter Amendment, dated February 20, 2004, between Caliper Michael R. Knapp.
10.66(17)	Collaboration and Supply Agreement, dated January 9, 2004, among Caliper, Zymark Corporation and Affymetrix, Inc.
10.67(4)	Amended and Restated Key Employee Agreement, dated January 22, 2004, between Caliper and James L. Knighton.
10.68(4)	Amended and Restated Key Employee Agreement, dated January 22, 2004, between Caliper and Anthony T. Hendrickson.
10.69(17)	Letter amendment to Modification Agreement, dated December 22, 2003 between Caliper and Amphora Discovery Corp.
11.1	Subsidiaries of the Registrant.
23.1	Consent of Ernst & Young LLP, independent auditors.
24.1	Power of Attorney (reference is made to the signature page of this report).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as Exhibit 3.3 to our Registration Statement on Form S-1, as amended, File No. 333-88827, filed on October 12, 1999 and incorporated by reference herein.

(2)	Previously filed as Exhibit 3.4 to our Registration Statement on Form S-1, as amended, File No. 333-88827, filed on October 12, 1999 and incorporated by reference herein.

(3)	Previously filed as the like-numbered Exhibit to our Registration Statement on Form S-1, as amended, File No. 333-88827, filed on October 12, 1999 and incorporated by reference herein.

(4)	Management contract or compensatory plan or arrangement.

(5)	Confidential treatment has been granted for a portion of this exhibit.

(6)	Filed as the like-numbered exhibit to Annual Report of Form 10-K for the year ended December 31, 1999 and incorporated by reference herein.

(7)	Previously filed as the like-numbered Exhibit to our Registration Statement on Form S-1, as amended, File No. 333-45942, filed on September 15, 2000, and incorporated by reference herein.

(8)	Previously filed as the like-numbered Exhibit to Form 10-K/ A for the year ended December 31, 2000 and incorporated by reference herein.

(9)	Previously filed as the like-numbered Exhibit to Form 10-Q for the quarterly period ended March 31, 2001 and incorporated by reference herein.

(10)	Previously filed as the like-numbered Exhibit to Form 10-Q for the quarterly period ended September 30, 2001 and incorporated by reference herein.

(11)	Previously filed as Exhibit 99.1 to Current Report on Form 8-K filed December 19, 2001 and incorporated by reference herein.

(12)	Previously filed as Exhibit 99.1 to our Registration Statement on Form S-8, File No. 333-76636, filed January 11, 2002 and incorporated by reference herein.

(13)	Previously filed as the like-numbered Exhibit to Form 10-K for the year ended December 31, 2001 and incorporated by reference herein.

(14)	Previously filed as the like-numbered Exhibit to Form 10-Q for the quarterly period ended June 30, 2002 and incorporated by reference herein.

(15)	Previously filed as the like-numbered Exhibit to Form 10-Q for the quarterly period ended September 30, 2002 and incorporated by reference herein.

(16)	Designates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 15(c) of this report.

(17)	Confidential treatment has been requested for a portion of this exhibit.

(18)	Previously filed as the like-numbered Exhibit to Form 10-Q for the quarterly period ended June 30, 2003 and incorporated by reference herein.

(19)	Previously filed as the like-numbered Exhibit to Form 10-Q for the quarterly period ended September 30, 2003 and incorporated by reference herein.

(20)	Previously filed as Exhibit 99.1 to our Registration Statement on Form S-8, File No. 333-106946, filed June 10, 2003 and incorporated by reference herein.

(21)	Previously filed as the like-numbered Exhibit to Form 8-K filed July 25, 2003 and incorporated by reference herein.

(22)	Previously filed as the like-numbered Exhibit to Form 10-K for the year ended December 31, 2002 and incorporated by reference herein.

(b) Reports on Form 8-K

      On November 6, 2003, Caliper filed a Current Report on Form 8-K announcing under Item 12 that it was furnishing its financial results for the third quarter of fiscal 2003.

(c) Exhibits

      See Item 15(a) above.

(d) Financial Statement Schedules

      See Item 15(a)(2) above.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALIPER LIFE SCIENCES, INC.

By:	/s/ E. KEVIN HRUSOVSKY

E. Kevin Hrusovsky
Chief Executive Officer

Date: March 15, 2004

POWER OF ATTORNEY

      KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints E. Kevin Hrusovsky and James L. Knighton, and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ E. KEVIN HRUSOVSKY E. Kevin Hrusovsky	Chief Executive Officer, President, and Director (principal executive officer)	March 15, 2004

/s/ JAMES L. KNIGHTON James L. Knighton	Chief Financial Officer (principal financial officer)	March 15, 2004

/s/ ANTHONY T. HENDRICKSON Anthony T. Hendrickson	Vice President Finance and Corporate Controller (principal accounting officer)	March 15, 2004

/s/ DANIEL L. KISNER Daniel L. Kisner, M.D.	Chairman of the Board of Directors	March 15, 2004

/s/ DAVID V. MILLIGAN David V. Milligan, Ph.D.	Vice Chairman of the Board of Directors	March 15, 2004

Signatures	Title	Date

/s/ ROBERT C. BISHOP, Robert C. Bishop, Ph.D.	Director	March 15, 2004

/s/ EDGAR J. CUMMINS Edgar J. Cummins	Director	March 15, 2004

/s/ ANTHONY B. EVNIN, Ph.D. Anthony B. Evnin, Ph.D.	Director	March 15, 2004

/s/ KATHRYN TUNSTALL Kathryn Tunstall	Director	March 15, 2004

CALIPER LIFE SCIENCES, INC.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Caliper Life Sciences, Inc.

      We have audited the accompanying consolidated balance sheets of Caliper Life Sciences, Inc. (formerly Caliper Technologies Corp.) as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audit also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Caliper Life Sciences, Inc. at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ ERNST & YOUNG LLP

Boston, Massachusetts

February 6, 2004

CALIPER LIFE SCIENCES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,

	2003	2002

	(In thousands, except
	share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$8,889	$16,184
Marketable securities	57,828	138,139
Accounts receivable, net of allowance for doubtful accounts of $252 and $119 at December 31, 2003 and 2002, respectively	9,476	1,754
Accounts receivable — related party	30	115
Inventories	11,580	5,964
Prepaid expenses and other current assets	3,451	1,508

Total current assets	91,254	163,664
Security deposits	3,381	3,000
Property and equipment, net	9,106	12,545
Notes receivable from officers	178	215
Developed technology, net	13,002	—
Intangible assets, net	3,407	—
Goodwill	47,262	—
Other assets, net	446	454

Total assets	$168,036	$179,878

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,212	$1,227
Accrued compensation	4,148	2,458
Other accrued liabilities	8,689	1,110
Deferred revenue and customer deposits	7,063	874
Current portion of long-term obligations	377	—
Current portion of sale-leaseback arrangements	1,521	2,412

Total current liabilities	25,010	8,081
Noncurrent portion of sale-leaseback arrangements and other current maturities	331	1,986
Deferred revenue	26	267
Other noncurrent liabilities	7,872	1,986
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 70,000,000 shares authorized; 28,382,043 and 24,694,451 shares issued and outstanding in 2003 and 2002, respectively	28	25
Additional paid-in capital	271,232	252,219
Deferred stock compensation	(1,808)	(637)
Accumulated deficit	(135,093)	(85,566)
Accumulated other comprehensive income	438	1,517

Total stockholders’ equity	134,797	167,558

Total liabilities and stockholders’ equity	$168,036	$179,878

See accompanying notes.

CALIPER LIFE SCIENCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2003	2002	2001

	(In thousands, except per share data)
Revenue:
Product revenue	$29,563	$10,378	$8,799
Service revenue	5,879	37	—
Related party revenue	2,489	6,155	3,912
License fees and contract revenue	11,480	9,263	16,877

Total revenue	49,411	25,833	29,588
Costs and expenses:
Cost of product revenue	23,253	7,906	4,784
Cost of service revenue	2,486	—	—
Cost of product revenue — related party	241	3,021	2,103
Research and development	35,529	43,317	38,263
Selling, general and administrative	25,454	17,534	15,545
Amortization of deferred stock compensation, net(1)	1,000	378	2,540
Amortization of intangible assets	2,756	—	—
Restructuring charges	11,535	314	—

Total costs and expenses	102,254	72,470	63,235

Operating loss	(52,843)	(46,637)	(33,647)
Interest income	2,639	6,246	12,047
Interest expense	(412)	(1,893)	(2,077)
Other income, net	1,279	1,320	—
Litigation settlement and reimbursement	—	—	27,500

Income (loss) before income taxes	(49,337)	(40,964)	3,823
Provision for income taxes	190	—	—

Net income (loss)	$(49,527)	$(40,964)	$3,823

Net income (loss) per share, basic	$(1.88)	$(1.68)	$0.16
Shares used in computing net income (loss) per common share, basic	26,396	24,403	23,997
Net income (loss) per share, diluted	$(1.88)	$(1.68)	$0.15
Shares used in computing net income (loss) per share, diluted	26,396	24,403	25,634

(1)	Amortization of deferred stock compensation, net, pertaining to employees employed in the following areas:

Cost of product revenue	$56	$—	$—
Research and development	384	(315)	610
Selling, general and administrative	560	693	1,930

Total	$1,000	$378	$2,540

See accompanying notes.

CALIPER LIFE SCIENCES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Stockholders’ Equity

						Accumulated
	Common Stock		Additional	Deferred		Other	Total
			Paid-In	Stock	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Compensation	Deficit	Income/(Loss)	Equity

	(In thousands, except shares)
Balances at December 31, 2000	23,688,455	$23	$249,004	$(4,772)	$(48,425)	$628	$196,458
Net income	—	—	—	—	3,823	—	3,823
Change in unrealized gain on available-for-sale securities	—	—	—	—	—	1,389	1,389

Comprehensive income	—	—	—	—	—	—	5,212
Issuance of common stock upon exercise of stock options and in connection with the employee stock purchase plan	511,642	1	2,273	—	—	—	2,274
Amortization of deferred stock compensation	—	—	—	2,540	—	—	2,540
Stock options issued to non-employees	—	—	80	—	—	—	80

Balances at December 31, 2001	24,200,097	24	251,357	(2,232)	(44,602)	2,017	206,564

Net loss	—	—	—	—	(40,964)	—	(40,964)
Change in unrealized gain on available-for-sale securities	—	—	—	—	—	(500)	(500)

Comprehensive loss	—	—	—	—	—	—	(41,464)
Issuance of common stock upon exercise of stock options and in connection with the employee stock purchase plan	494,354	1	1,627	—	—	—	1,628
Amortization of deferred stock compensation	—	—	—	1,388	—	—	1,388
Reversal of deferred stock compensation amortization due to forfeited options	—	—	(1,217)	207	—	—	(1,010)
Stock options issued to non-employees	—	—	452	—	—	—	452

Balances at December 31, 2002	24,694,451	25	252,219	(637)	(85,566)	1,517	167,558

Net loss	—	—	—	—	(49,527)	—	(49,527)
Foreign currency translation gain/loss	—	—	—	—	—	98	98
Change in unrealized gain on available-for-sale securities	—	—	—	—	—	(1,177)	(1,177)

Comprehensive loss	—	—	—	—	—	—	(50,606)
Issuance of common stock upon exercise of stock options and in connection with the employee stock purchase plan	537,592	—	1,419	—	—	—	1,419
Issuance of common stock for the purchase of Zymark Corporation	3,150,000	3	14,588	—	—	—	14,591
Issuance of restricted common stock to employees	—	—	2,188	(2,188)	—	—	—
Amortization of deferred stock compensation	—	—	—	1,017	—	—	1,017
Reversal of deferred stock compensation amortization due to forfeited options	—	—	(17)	—	—	—	(17)
Compensation expense associated with modifications to certain stock options	—	—	401	—	—	—	401
Stock options issued to non-employees	—	—	434	—	—	—	434

Balances at December 31, 2003	28,382,043	$28	$271,232	$(1,808)	$(135,093)	$438	$134,797

See accompanying notes.

CALIPER LIFE SCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2003	2002	2001

	(In thousands)
Operating activities
Net income (loss)	$(49,527)	$(40,964)	$3,823
Adjustments to reconcile net income (loss) to net cash from operating activities:
Gain on settlement of litigation and non-cash license revenue	—	—	(32,500)
Depreciation and amortization	10,169	5,795	3,693
Amortization of deferred stock compensation, net	1,000	378	2,540
Stock options issued to non-employees	434	452	80
Non-cash restructuring charge	10,623	—	—
Loss from disposal of fixed assets	313	—	—
Changes in operating assets and liabilities, net of acquisition of Zymark:
Accounts receivable and other receivable	(1,296)	27,389	1,715
Inventories	4,343	(2,553)	(1,205)
Prepaid expenses and other current assets	(577)	803	(86)
Security deposits and other assets	(289)	314	(134)
Notes receivable from officers	37	260	140
Accounts payable and other accrued liabilities	(463)	172	(2,146)
Accrued compensation	(4,212)	(677)	1,189
Deferred revenue	(1,299)	(2,162)	(654)
Other non-current liabilities	(401)	386	962

Net cash from operating activities	(31,145)	(10,407)	(22,583)

Investing activities
Purchases of marketable securities	(44,257)	(168,689)	(188,539)
Proceeds from sales of marketable securities	115,164	114,116	104,829
Proceeds from maturities of marketable securities	8,232	76,018	84,983
Purchases of property and equipment	(1,533)	(5,759)	(7,173)
Acquisition of Zymark, net of cash acquired	(52,436)	—	—

Net cash from investing activities	25,170	15,686	(5,900)

Financing activities
Proceeds under sale-leaseback arrangements	—	822	2,531
Payments of obligations under sale-leaseback arrangements	(2,884)	(2,200)	(1,960)
Proceeds from issuance of common stock	1,419	1,628	2,273

Net cash from financing activities	(1,465)	250	2,844

Effect of exchange rates on changes in cash and cash equivalents	145	—	—
Net increase (decrease) in cash and cash equivalents	(7,295)	5,529	(25,639)
Cash and cash equivalents at beginning of year	16,184	10,655	36,294

Cash and cash equivalents at end of year	$8,889	$16,184	$10,655

Supplemental disclosure of cash flow information
Interest paid	$412	$642	$629
Income taxes paid	$171	$—	$—
Supplemental disclosure of significant non-cash investing activities
Other receivable	$—	$—	$26,949
Stock issued for acquisition of Zymark	$14,591	$—	$—
Investment in common stock	$—	$—	$4,563
Other assets	$—	$—	$988

See accompanying notes.

CALIPER LIFE SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Basis of Presentation

      Caliper Life Sciences, Inc. (“Caliper”), formerly known as Caliper Technologies Corp., was incorporated in the state of Delaware on July 26, 1995. Caliper uses its core technologies of liquid handling, automation, and LabChip microfluidics to create leading edge products for the life sciences industry. These products perform laboratory experiments for use in the pharmaceutical industry and other industries.

Financial Statement Presentation

      Caliper’s financial statements include the accounts of its wholly owned subsidiaries including Zymark Corporation (US), Zymark Limited (UK), Zymark Ltd. (Canada), Zymark Europe (Belgium), Zymark GmbH (Germany), Caliper Europe GmbH (Germany), Zymark SA (France), and Zymark AG (Switzerland). The operating results of the Zymark entities have been included beginning July 14, 2003 (See Note 3). All significant intercompany balances and transactions have been eliminated in consolidation.

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

Cash Equivalents and Marketable Securities

      Caliper considers all highly liquid investments with maturities of three months or less from the date of purchase to be cash equivalents. Those instruments with original maturities between three and twelve months are considered to be short-term marketable securities. Management determines the appropriate classification of its investment securities at the time of purchase and reevaluates such determination as of each balance sheet date. Management has classified Caliper’s marketable securities as available-for-sale securities in the accompanying financial statements. Available-for-sale securities are carried at fair value based on quoted market prices, with unrealized gains and losses reported in a separate component of stockholders’ equity. Realized gains and losses and declines in value, if any, judged to be other than temporary on available-for-sale securities are reported in other income or expense. The cost of securities sold is based on the specific identification method.

      Caliper invests its excess cash in U.S. government and agency securities, debt instruments of financial institutions and corporations, and money market funds with strong credit ratings. Caliper has established guidelines regarding diversification of its investments and their maturities should maintain safety and liquidity.

      As a result of a January 2001 settlement agreement with Aclara Biosciences, Inc., Caliper had an investment of 900,000 shares in Aclara common stock. On October 15, 2002, Caliper received $32.5 million in cash from Aclara and surrendered the 900,000 shares of Aclara common stock effectively completing the settlement transaction. As of December 31, 2003, Caliper has minimal (less than 1%) ownership in Amphora Discovery Corp due to not participating in its latest round of financing, and therefore wrote-off the value of its investment, $37,000, in December 2003.

Customer Accounts Receivable

      Customer accounts receivable are stated at amounts owed to the company, net of related reserves. No collateral is required on these receivables. No sales made by Caliper include any return rights or privileges. Caliper has historically not experienced significant credit losses in connection with its customer receivables.

CALIPER LIFE SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventories

      Inventories for use in the manufacture of Caliper’s instruments include electronic components, devices and accessories either produced or purchased from original equipment manufacturers. Inventories for use in the manufacture of LabChip technologies consist primarily of glass, quartz and reagents. Inventories are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market, reflect appropriate reserves for potential obsolete, slow moving or otherwise impaired material, and include appropriate elements of material, labor and overhead.

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

Impairment of Long-lived Assets

      Caliper reviews long-lived assets and identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If indicators of impairment exist, recoverability of assets to be held and used is assessed by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. Recoverability measurement and estimating of undiscounted cash flows is done at the lowest possible level for which there are identifiable assets. If the aggregate undiscounted cash flows are less than the carrying value of the asset, the resulting impairment charge to be recorded is calculated based on the amount by which the carrying amount of assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Caliper had not incurred any impairment losses through December 31, 2002. In December 2003, Caliper recorded a charge of $214,000 classified as research and development expense as a result of the impairment of certain Caliper 250 drug discovery instruments.

Fair Value of Financial Instruments

      The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents, accounts receivable, notes receivable, other current assets, accounts payable, and other accrued expenses, approximate fair value due to their short-term maturities. Caliper’s available for sale marketable securities are carried at fair value based on quoted market prices, consistent with the requirements of Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”.

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

CALIPER LIFE SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition

General Policy

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

      Effective July 1, 2003, Caliper adopted Emerging Issues Task Force (EITF) Issue 00-21, “Revenue Arrangements with Multiple Deliverables,” which requires companies to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. This Issue, which became effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003, applies to contractual arrangements that contain multiple contractual elements such as consumables or other product related accessories, extended annual maintenance agreements, and services including installation, validation and training. Under EITF Issue 00-21, revenue arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet certain criteria. The criteria applied to multiple element arrangements are whether a) each delivered element has standalone value to the customer, b) there is objective and reliable evidence of fair value of the undelivered elements and c) delivery of the undelivered elements is probable and within the control of Caliper. Arrangement consideration is allocated among the separate units of accounting based on their relative fair values.

Product Revenue

      Product revenue is recognized upon the shipment and transfer of title to customers and is recorded net of discounts and allowances. Revenues on shipments subject to customer acceptance provisions are recognized only upon customer acceptance, provided all other revenue recognition criteria are met. Customer product purchases are delivered under standardized terms of “FOB origin” with the customer assuming the risks and rewards of product ownership at the time of shipping from Caliper’s warehouse with no return rights or privileges. Caliper offers discounts based on the volume of products and services purchased. In accordance with EITF 00-21, Caliper defers the fair value of any elements that remain undelivered after product shipment and/or acceptance (as applicable). Undelivered elements may generally consist of annual maintenance agreements, installation and/or training.

      In certain cases, customers will be charged on a datapoint pricing basis for their usage of chips. A datapoint is generated each time a Caliper instrument system introduces a sample into a chip through a sipper in order to perform a particular LabChip technology assay. Datapoints are these test-results that Caliper’s customers record when they use Caliper’s instruments. Caliper records datapoint revenues in the period that Caliper’s customers attain these datapoints and communicate such use to Caliper. Datapoint rates are contractually negotiated between Caliper and its customers. Caliper has contracted for $1.8 million in minimum datapoint fees from Amphora (see Note 15) for the twelve-month period ending November 30, 2003. Amphora did not achieve the minimum number of datapoints through November 30, 2003 and is not obligated to make any further datapoint payments to Caliper until this minimum number of datapoints is achieved. Caliper also has contractually negotiated datapoint fees with seven customers as of December 31, 2003. Under minimum datapoint fee arrangements, datapoint revenues are recorded over the period of which

CALIPER LIFE SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the minimum applies, provided Caliper has no ongoing performance obligations with respect to these minimum fees.

Collaboration Agreement with Agilent

      Revenue from development and support activities under the continuing terms of Caliper’s collaboration agreement with Agilent is recorded in the period in which the costs are incurred. Direct costs associated with this contract are reported as research and development expense. Revenue related to the reimbursement of costs for the supply of chips and reagents to Agilient is recognized upon shipment within product revenue. Caliper has no continuing obligations at the time these sales are made and Agilent has no return privileges. Further, Caliper’s transfer of this title to the chips and reagents are not contingent on Agilent’s resale of these items to third parties. Caliper’s share of gross margin on components of the LabChip system sold by Agilent is recognized as product revenue upon shipment by Agilent to the end user. The instruments, chips and reagents as sold, are useable by Agilent and their customers without additional support from Caliper.

Service and Annual Maintenance Agreements

      Service revenue is recognized as services are performed or, as applicable, ratably over the contract service term in the case of annual maintenance contracts. Customers may purchase optional warranty coverage during the initial standard warranty term and annual maintenance contracts beyond the standard warranty expiration. These optional service offerings are not included in the price Caliper charges customers for the initial product purchase. Under Caliper’s standard warranty, the customer is entitled to repair or replacement of defective goods. No upgrades are included in the standard warranty.

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

Software

      Caliper has developed software that is marketed with its solutions as a component to operate and run its instruments and systems. Caliper does not sell or otherwise market the software. Caliper’s customers are purchasing the instruments and systems in order to be able to conduct scientific research, and the software is incidental to the overall cost of the instrument’s development and marketing effort. Caliper does not provide post-sale software support, except for functional defects in the software as contemplated in Caliper’s warranty on its instruments.

CALIPER LIFE SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Goodwill

      Caliper performs a test for the impairment of goodwill annually following the related acquisition, or more frequently if events or circumstances indicate that goodwill may be impaired. Because Caliper has a single operating and reportable business segment, Caliper performs this test by comparing the fair value of the Company with its book value, including goodwill. If the fair value exceeds the book value, goodwill is not impaired. If the book value exceeds the fair value, Caliper would calculate the potential impairment loss by comparing the implied fair value of goodwill with the book value. If the implied goodwill is less than the book value, an impairment charge would be recorded.

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

      Foreign currency transaction gains and losses from the settlement of account balances denominated in another currency are included in current period other income, net as incurred. Cumulative translation adjustments included in stockholders equity as of December 31, 2003 were $98,000. There were no material cumulative translation adjustments as of December 31, 2002.

Research and Development

      Caliper charges research and development costs to expense as incurred. Research and development costs consist primarily of salaries and related personnel costs, fees paid to consultants and outside service providers for chip development, material cost of prototypes and test units, legal expenses resulting from intellectual property prosecution and litigation, facility and other research related allocation expenses, and other expenses related to the design, development, testing and enhancement of Caliper’s products.

Warranty Expense

      At the time revenue is recognized, Caliper establishes an accrual for estimated warranty expenses associated with sales, recorded as a component of cost of revenue. Caliper offers a one-year limited warranty on instrumentation products and a 90-day warranty on chips, which is included in the sales price of many of its products. Caliper’s standard limited warranty covers repair or replacement of defective goods, a preventative maintenance visit on certain products, and telephone based technical support. No upgrades are included in the

CALIPER LIFE SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

standard warranty. In accordance with SFAS No. 5, “Accounting for Contingencies”, provision is made for estimated future warranty costs at the time of sale. Factors that affect Caliper’s warranty liability include the number of installed units, historical and anticipated rates of warranty claims, and cost per claim. Caliper periodically assesses the adequacy of its recorded warranty liabilities and adjusts amounts as necessary.

      Changes in Caliper’s warranty obligation during the years ended December 31, 2002 and 2003, are as follows (in thousands):

Balance, December 31, 2001	$85
Warranties issued during the period	854
Settlements made during the period	674

Balance, December 31, 2002	265
Zymark warranty obligations assumed on July 14, 2003	850
Warranties issued during the period	1,002
Settlements and adjustments made during the period	1,009

Balance, December 31, 2003	$1,108

Other Income (Expense)

      Other income, net consists of the following:

	Years Ended December 31,

	2003	2002	2001

	(In thousands)
Realized gain on marketable securities, net	$924	$1,371	$—
Foreign exchange gain	783	—	—
Loss on sale of equipment	(313)	(51)	—
Other expense	(115)	—	—

	$1,279	$1,320	$—

Guarantees and Indemnifications

      Caliper recognizes liabilities for guarantees in accordance with FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others”. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligations in assumes under that guarantee.

      Caliper, as permitted under Delaware law and in accordance with its Bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at Caliper’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. Caliper may terminate the indemnification agreements with its officers and directors upon 90 days written notice, but termination will not affect claims for indemnification relating to events occurring prior to the effective date of termination. The maximum amount of potential future indemnification is unlimited; however, Caliper has a director and officer insurance policy that limits its exposure and may enable it to recover a portion of any future amounts paid. Caliper believes the fair value of these indemnification agreements is minimal. Accordingly, Caliper has not recorded any liabilities for these agreements as of December 31, 2003.

CALIPER LIFE SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Shipping and Handling Fees and Costs

      Shipping and handling fees billed to customers for product shipments are recorded in “Product revenue” in the Consolidated Statements of Operations. Shipping and handling costs incurred for inventory purchases are recorded in “Cost of revenue” in the Consolidated Statements of Operations.

Advertising Expense

      Caliper expenses costs of advertising as incurred. Advertising costs were $870,000, $690,000 and $631,000 during 2003, 2002 and 2001, respectively.

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

Significant Concentrations, Credit and Other Risks

      Financial instruments, which potentially subject Caliper to concentrations of credit risk, consist principally of cash and trade accounts receivable (see Note 4). Caliper invests excess cash in securities that it believes bear minimal risk. These investments are of a short-term nature and include investments in auction rate preferred securities, commercial paper and government and corporate debt securities. By policy, the amount of credit exposure to any one institution or issuer is limited. These investments are generally not collateralized and primarily mature within three years Caliper has not experienced any losses due to institutional failure or bankruptcy.

      Caliper’s allowance for uncollectible accounts at December 31, 2003 and 2002 was $252,000 and $119,000, respectively. Caliper grants credit to customers based on evaluations of their financial condition, generally without requiring collateral. However, the credit risk is reduced through Caliper’s efforts to monitor its exposure for credit losses and maintain allowances, if necessary. One customer, Agilent, accounted for approximately 17% of Caliper’s total revenues in 2003. Two customers, Agilent and Amphora, accounted for approximately 63% of Caliper’s total revenues in 2002 and 45% in 2001. These two customers accounted for approximately 39% of Caliper’s outstanding accounts receivable balance at December 31, 2002. As of December 31, 2003, no individual customer accounted for greater than 10% of Caliper’s outstanding accounts receivable balance. Caliper’s policy is to perform an analysis of the recoverability of its trade accounts receivable at the end of each reporting period and to establish allowances for those accounts considered uncollectible. Caliper analyzes historical bad debts, customer concentrations, customer credit-worthiness, and current economic trends when evaluating the adequacy of the allowance for doubtful accounts.

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

Derivative and Hedging Activities Accounting Policy for Derivative Instruments

      In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, Caliper

CALIPER LIFE SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recognizes derivative financial instruments in its financial statements at fair value regardless of the purpose or intent for holding the instrument. Changes in the fair value of derivative financial instruments are either recognized periodically in income or in stockholders equity as a component of comprehensive income (loss) depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it is designated as a fair value hedge or cash flow hedge. For derivative instruments that are designated and qualify as fair value hedge (i.e., hedging the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk), the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings during the period of the change in fair values. For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and is reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in current earnings during the period of change. Hedge effectiveness is assessed on a quarterly basis. As of December 31, 2003, Caliper had no derivative financial instruments.

      As discussed in Note 17, Caliper entered into a settlement agreement with Aclara Biosciences. The terms of the agreement provided that if Caliper sold any of the 900,000 shares of Aclara’s common stock received in the settlement between 18 and 24 months from the effective date of the settlement agreement, and then the fair value of Aclara’s stock is less than $36.11 per share, Aclara would pay Caliper in cash a dollar amount equal to the difference between the aggregate fair value of the Aclara stock at the date the shares were disposed and $32.5 million. If then the fair value of the Aclara stock was greater than $36.11 per share, Caliper would have receive no additional consideration from Aclara. Caliper was restricted from selling its shares of Aclara for 18 months following the effective date of the settlement agreement. If Caliper sold its shares of Aclara stock at any time after 24 months from the effective date of the settlement agreement, Aclara would have had no obligation to provide any additional consideration to Caliper. As discussed in Note 17, Aclara had executed a fully funded $32.5 million standby letter of credit in favor of Caliper to secure its performance under this obligation. In effect, Aclara guaranteed the aggregate settlement amount of $32.5 million, so long as Caliper sold its Aclara stock within a specified period of time.

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

Comprehensive Income (Loss)

      Caliper accounts for comprehensive income (loss) in accordance with SFAS No. 130, “Reporting Comprehensive Income”. The components of comprehensive income (loss) are unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments. Comprehensive income (loss) has

CALIPER LIFE SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

been disclosed in the Statement of Stockholders’ Equity. As of December 31, 2003, accumulated other comprehensive income included $98,000 in foreign currency translation gains and $340,000 in unrealized gains on available-for-sale securities.

Stock-Based Compensation

      Caliper accounts for its stock options and equity awards in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and has elected to follow the “disclosure only” alternative prescribed by Financial Accounting Standards Board’s SFAS No. 123, “Accounting for Stock-Based Compensation”. Accordingly, no compensation expense is recognized in Caliper’s financial statements for stock options granted to employees, which had an exercise price equal to the fair value of the underlying common stock on date of grant. Caliper accounts for stock options issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF No. 96-18, “Accounting for Equity Instruments that are issued to other than Employees for Acquiring, or in Conjunction with selling Goods or Services”. For the year ended December 31, 2003, 2002 and 2001, compensation expense related to stock options issued to non-employees was $434,000, $452,000 and $80.000, respectively.

      The following table illustrates the effect on net income (loss) and net income (loss) per share if Caliper had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — and amendment of FASB Statement No. 123.” For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options using the straight-line allocation method. Caliper’s pro forma information is as follows:

	Years Ended December 31,

	2003	2002	2001

	(In thousands, except per share data)
Net income (loss):
As reported	$(49,527)	$(40,964)	$3,823
Add: Stock-based employee compensation expense included in reported net income	1,401	378	2,540
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards	(16,401)	(25,221)	(16,324)

Pro forma net loss	$(64,527)	$(65,807)	$(9,961)

Net income (loss) per share:
As reported:
Basic	$(1.88)	$(1.68)	$0.16
Diluted	$(1.88)	$(1.68)	$0.15
Pro forma:
Basic	$(2.44)	$(2.70)	$(0.42)
Diluted	$(2.44)	$(2.70)	$(0.39)

      The effects of applying SFAS No. 123 for pro forma disclosures are not likely to be representative of the effects on reported net loss for future years.

Net Income (Loss) Per Share

      Basic earnings per share is calculated based on the weighted-average number of common shares outstanding during the period. Diluted earnings per share would give effect to the dilutive effect of common

CALIPER LIFE SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock equivalents consisting of stock options and warrants (calculated using the treasury stock method). Potentially dilutive securities in 2003 and 2002 have been excluded from the diluted earnings per share computations as they have an antidilutive effect due to Caliper’s net loss.

      A reconciliation of shares used in the calculations is as follows (in thousands):

	Years Ended December 31,

	2003	2002	2001

Weighted-average shares of common stock outstanding	26,396	24,405	24,009
Less: weighted-average shares subject to repurchase	—	(2)	(12)

Weighted-average shares used in basic computations of net income (loss) per share	26,396	24,403	23,997

Weighted-average shares used in basic computations of net income (loss) per share	26,396	24,403	23,997
Dilutive stock options — based on the treasury stock method	—	—	1,601
Dilutive warrants — based on the treasury stock method	—	—	36

Weighted-average shares used in dilutive computations of net income (loss) per share	26,396	24,403	25,634

      The following outstanding options, restricted stock and warrants (prior to the application of the treasury stock method) were excluded from the computation of diluted net loss per share as they had an antidilutive effect (in thousands):

	Years Ended December 31,

	2003	2002	2001

Options, restricted stock and warrants	9,049	4,421	4,926

Reclassifications

      Certain amounts in the 2002 and 2001 financial statements have been reclassified to conform with the 2003 financial statement presentation. These reclassifications had no effect on previously reported net income (loss), stockholders’ equity or net income (loss) per share.

Recent Accounting Pronouncements

      In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an interpretation of ARB 51.” The primary objectives of this interpretation are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities”) and how to determine when and which business enterprise (the “primary beneficiary”) should consolidate the variable interest entity. This new model for consolidation applies to an entity in which either (i) the equity investors (if any) do not have a controlling financial interest; or (ii) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that the primary beneficiary, as well as all other enterprises with a significant variable interest in a variable interest entity, make additional disclosures. Certain disclosure requirements of FIN 46 were effective for financial statements issued after January 31, 2003.

CALIPER LIFE SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In December 2003, the FASB issued FIN No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46-R”) to address certain FIN 46 implementation issues. The effective dates and impact of FIN 46 and FIN 46-R are as follows:

i. Special purpose entities (“SPEs”) created prior to February 1, 2003. We must apply either the provisions of FIN 46 or early adopt the provisions of FIN 46-R at the end of the first interim or annual reporting period ending after December 15, 2003.

ii. Non-SPEs created prior to February 1, 2003. We are required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004.

iii. All entities, regardless of whether a SPE, that were created subsequent to January 31, 2003. The provisions of FIN 46 were applicable for variable interests in entities obtained after January 31, 2003. The company is required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004.

      The adoption of the provisions applicable to SPEs and all other variable interests obtained after January 31, 2003 did not have a material impact on our financial statements. We are currently evaluating the impact of adopting FIN 46-R applicable to Non-SPEs created prior to February 1, 2003 but do not expect a material impact.

      In May 2003, the FASB issued SFAS No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity Status.” SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003; otherwise it is effective at the beginning of the first interim period beginning after June 15, 2003. Caliper does not believe there will be a material effect upon its financial condition or results of operations from the adoption of the provisions of SFAS 150.

3.	Acquisition of Zymark Corporation

      On July 14, 2003, Caliper completed the acquisition of 100% of ZYAC Holding Corporation (ZYAC is the parent holding company of Zymark Corporation and has no operating activities) from The Berwind Company LLC (“Berwind”) for consideration of approximately $72.8 million in the form of $55.7 million in cash, 3.15 million shares of Caliper’s common stock valued at $14.6 million, and acquisition costs of $2.5 million. The purchase terms also provide for Caliper to issue Berwind an additional 1.575 million contingent shares if certain financial targets are met in 2003 and 2004. These targets were not achieved in 2003 causing 787,500 contingent shares to lapse. If the 2004 targets are achieved, the fair value of the additional shares issued will be added to the purchase price and allocated to goodwill.

      Zymark is a global developer, manufacturer and marketer of life science instruments and related consumables and services for use in drug discovery and other life sciences research and development. Caliper acquired Zymark in order to obtain a worldwide commercial infrastructure to market its current product offerings. The principal goals of the acquisition included 1) gaining immediate access to a global sales and marketing distribution platform to accelerate adoption and penetration of our microfluidic technologies, 2) accelerating Caliper’s commercial transition by building upon the capabilities of a more commercially experienced management team, 3) increasing revenues, while reducing expenses through combination synergies, and 4) increasing operating cash flows. Zymark’s operations, assumed as of the date of the acquisition, are included in the results of operations of Caliper beginning on July 14, 2003 and, as a result, are not reflected in the results of operations for the years ended December 31, 2002 and 2001. The acquisition was accounted for as a purchase in accordance with SFAS No. 141, “Accounting for Business Combinations”, and Caliper accordingly allocated the estimated purchase price of Zymark based upon the fair value of net assets

CALIPER LIFE SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

acquired and liabilities assumed. Caliper is in the process of finalizing certain estimates including those for intangible assets and certain liabilities and, as a result, the allocation of the purchase price is subject to further adjustments. The components and allocation of the estimated purchase price, which is expected to be finalized within one year of the acquisition date, consisted of the following (in thousands):

Cash and cash equivalents	$5,803
Other current assets	17,665
Other assets	2,838
Liabilities assumed	(19,903)
Identifiable intangible assets	19,165
Goodwill	47,262

$72,830

      Acquired intangible assets consisted of the following (in thousands):

	Useful Life	Fair Value

Developed Technology	5 years	$14,314
Customer List	5 years	3,640
Backlog	0.5 years	1,211

		$19,165

      The initial allocation of the purchase price established a fair value of $3.4 million related to trade names that were assigned a useful life of 5 years. In December 2003, Caliper determined that it would no longer utilize the Zymark name and it would operate under Caliper Life Sciences, Inc. As a result of management’s decision, the allocation of the purchase price was revised such that no value was ascribed to trade names.

      Fair value was determined by an independent appraisal and was based upon expected future discounted cash flows taking into account risks related to the characteristics and application of the technology, existing and future markets and assessments of life cycle stage of the technology. Amortization expense was $2.8 million during the year ended December 31, 2003. The amortization expense related to the intangible assets in future periods are as follows (in thousands):

2004	$3,692
2005	3,591
2006	3,591
2007	3,591
2008	1,944

$16,409

CALIPER LIFE SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Unaudited pro forma operating results for Caliper for the years ended December 31, 2003 and 2002, assuming the acquisition was completed as of January 1, 2002, would be as follows (in thousands, except per share amounts):

	Year Ended
	December 31,

	2003	2002

Revenue	$76,974	$91,199
Operating loss	(56,508)	(44,585)
Net loss	(54,322)	(41,514)
Basic and diluted loss per share	(2.06)	(1.70)

      The unaudited pro forma financial information is presented for informational purposes only, and is not necessarily indicative of Caliper’s operating results had the acquisition been completed on the date for which the pro forma results give effect. The pro forma financial results reflect certain adjustments to exclude non-recurring effects associated with the acquisition of Zymark. Deferred revenues of Zymark included in the purchase price above were recorded at fair value in accordance with the provisions of SFAS No. 141 and EITF No. 01-03. This adjustment resulted in a $3.7 million decrease to the deferred revenue value reflected on Zymark’s stand-alone books in accordance with generally accepted accounting principles (GAAP). Of this amount, revenues of $3.6 million which would have been reported in 2003 by Zymark on a continuing GAAP basis of accounting have been added back to arrive at pro forma 2003 revenues shown above. In addition, cost of product revenue charges of $494,000 related to the valuation of inventories at fair value as of the date of acquisition have been excluded from the pro forma operating results shown above.

4.	Cash, Cash Equivalents and Marketable Securities

      Caliper’s cash, cash equivalents and marketable securities are invested in a diversified portfolio of financial instruments, including money market instruments, corporate notes and bonds, government or government agency securities and other debt securities issued by financial institutions and other issuers with strong credit ratings. Marketable securities are freely tradable at any time, irrespective of their maturity dates. By policy, the amount of credit exposure to any one institution is limited. Investments are generally not collateralized and primarily mature within three years. The following is a summary of available-for-sale securities as of December 31, 2003:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Losses	Gains	Fair Value

	(In thousands)
Cash and money market funds	$8,889	$—	$—	$8,889
Bonds of the U.S. Government and its agencies	20,140	(2)	119	20,257
Commercial paper	37,348	(2)	225	37,571

	$66,377	$(4)	$344	$66,717

Reported as:
Cash and cash equivalents	$8,889	$—	$—	$8,889
Marketable securities	57,488	(4)	344	57,828

	$66,377	$(4)	$344	$66,717

CALIPER LIFE SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following is a summary of the cost and estimated fair value of available-for-sale securities at December 31, 2003, by contractual maturity:

	Amortized	Estimated
	Cost	Fair Value

	(In thousands)
Mature in one year or less	$24,529	$24,590
Mature after one year through three years	41,848	42,127

Total	$66,377	$66,717

      The following is a summary of available-for-sale securities as of December 31, 2002:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Losses	Gains	Fair Value

	(In thousands)
Cash and money market funds	$16,184	$—	$—	$16,184
Bonds of the U.S. Government and its agencies	55,663	—	815	56,478
Commercial paper	80,959	(98)	800	81,661

	$152,806	$(98)	$1,615	$154,323

Reported as:
Cash and cash equivalents	$16,184	$—	$—	$16,184
Marketable securities	136,622	(98)	1,615	138,139

	$152,806	$(98)	$1,615	$154,323

      The following is a summary of the cost and estimated fair value of available-for-sale securities at December 31, 2002, by contractual maturity:

	Amortized	Estimated
	Cost	Fair Value

	(In thousands)
Mature in one year or less	$63,889	$64,253
Mature after one year through three years	88,917	90,070

Total	$152,806	$154,323

      Gross realized gains and losses on sales of available for sale securities were $932,000 and $8,000, respectively, in 2003, and $1,653,000 and $282,000, respectively, in 2002, and have been included within other income in Caliper’s statement of operations. Gross realized gains and losses on sales of available for sale securities were immaterial in 2001. Caliper utilizes the specific identification basis to reclassify amounts out of accumulated other comprehensive income into earnings.

5.	Notes Receivable

      As of December 31, 2003, Caliper held a note receivable of $178,000 from Daniel L. Kisner, Board Chairman of Caliper. This note, with an initial principal amount of $500,000, bears annual interest at 5.96% and is repayable upon the earlier of; (i) July 29, 2005, or (ii) the voluntary termination of the officer’s employment with Caliper. Prior to July 1, 2002, this note was subject to forgiveness by Caliper of principal and interest amounts based on performance reviews of the officer with $285,000 of the note principal having been forgiven between 1999 and 2001. Caliper believes this $178,000 note receivable approximates fair value as of December 31, 2003.

CALIPER LIFE SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In 2002, Michael R. Knapp, Caliper’s Chief Executive Officer at that time, paid Caliper in full for the $200,000 promissory note held by Caliper associated with Dr. Knapp’s purchase of a residence in July 1997. This note had an initial principal amount of $200,000 with an annual interest at 6.61% and was not subject to forgiveness by Caliper of any principal or interest amounts.

6.	Inventories

      Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Inventories consist of the following (in thousands):

	December 31,

	2003	2002

	(In thousands)
Raw material	$5,929	$3,614
Work-in-process	1,087	1,590
Finished goods	4,564	760

Inventories	$11,580	$5,964

      Caliper reserves or writes off 100% of the cost of inventory that Caliper specifically identifies and considers obsolete or excessive to fulfill future sales estimates. Caliper defines obsolete inventory as inventory that will no longer be used in the manufacturing process. Excess inventory is generally defined as inventory in excess of projected usage, and is determined using management’s best estimate of future demand at the time, based upon information then available to Caliper. Caliper uses a twelve-month demand forecast and, in addition to the demand forecast, Caliper also considers: (1) parts and subassemblies that can be used in alternative finished products; (2) parts and subassemblies that are unlikely to be engineered out of Caliper’s products; and (3) known design changes which would reduce Caliper’s ability to use the inventory as planned. During 2003 and 2002, respectively, Caliper recorded charges of $2.4 million and $0.7 million to cost of product revenues for excess and obsolete inventories. There were no charges to cost of revenues for excess and obsolete inventories in 2001. Of the amount charged to cost of product revenue in 2003, $1.2 million was related to the discontinuance of the Caliper 250 drug discovery instrument.

7.	Property and Equipment

      Property and equipment consists of the following:

		December 31,
	Estimated
Asset Classification	Useful Life	2003	2002

	(In thousands)
Machinery and equipment	2-5 years	$14,439	$17,696
Computers and information systems	3-5 years	3,501	2,627
Office equipment, furniture and fixtures	5 years	1,858	800
Leasehold improvements	Life of lease	5,001	5,235

		24,799	26,358
Accumulated depreciation and amortization		(15,693)	(13,813)

Property and equipment, net		$9,106	$12,545

CALIPER LIFE SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Depreciation expense was $7.4 million, $5.8 million and $3.7 million for the years ended December 31, 2003, 2002, and 2001, respectively. As of December 31, 2003 and 2002, property and equipment includes assets acquired under capital leases which consists of the following:

	December 31,

Asset Classification	2003	2002

	(In thousands)
Machinery and equipment	$3,441	$6,333
Computers and information systems	1,179	1,912
Office equipment, furniture and fixtures	202	397
Leasehold improvements	1,132	1,219

	5,954	9,861
Accumulated depreciation and amortization	(4,835)	(6,350)

Leased property and equipment, net	$1,119	$3,511

8.	Goodwill and Intangibles

Goodwill

      In accordance with SFAS No. 141, and SFAS No. 142, “Goodwill and Other Intangible Assets” goodwill and certain other intangibles, are not amortized but are instead subject to periodic impairment assessments. As of December 31, 2003, Caliper’s goodwill relates to the acquisition of Zymark (see Note 3), which occurred on July 14, 2003.

Intangibles

      As of December 31, 2003, intangible assets consists of the following:

		Accumulated
Asset Classification	Cost	Amortization	Net

	(In thousands)
Developed technology	$14,314	$(1,312)	$13,002
Customer list	3,640	(334)	3,306
Backlog	1,211	(1,110)	101

	$19,165	$(2,756)	$16,409

CALIPER LIFE SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Commitments

Debt and Leases

      As of December 31, 2003, future minimum lease payments under operating and capital leases and other long-term obligations, reduced by minimum sublease income in the case of operating leases, and principal payments on equipment loans are as follows:

			Other Long-term
			Obligations
		Obligations Under	included in Other
	Operating	Sale-Leaseback	Non-current
	Leases	Arrangements	Liabilities

	(In thousands)
Years ending December 31:
2004	$7,625	$1,646	$377
2005	7,422	342	377
2006	6,370	—	—
2007	6,071	—	—
2008	4,057	—	—
Thereafter	454	—	—

Total minimum lease and principal payments	$31,999	1,988	754

Amount representing interest		136	62

Present value of future payments		1,852	692
Current portion of obligations		1,521	377

Noncurrent portion of obligations		$331	$315

      Rent expense relating to operating leases was approximately $6.4 million in 2003, $5.2 million in 2002, and $3.9 million in 2001.

Facility Leases

      Caliper has three facility leases in Mountain View, CA. In connection with these three facility leases, Caliper has a $2.5 million standby letter-of-credit arrangement with a bank expiring in year 2008. Caliper has pledged a certificate of deposit of $2.5 million as collateral on outstanding letters of credit related to Caliper’s operating lease agreements and is classified as security deposits on the balance sheet. A summary of the terms of these leases are as follows:

•	in December 1998, Caliper entered into a 10-year facility operating lease agreement, which is subject to an annual increase of 4%.

•	in June 2000, Caliper entered into an 8-year facility operating lease agreement, which is subject to an annual increase of 3%, and also entered into a sublease agreement with a third party for a monthly amount of $42,000 from September 2000 through June 2001. In November 2003, Caliper closed this facility and recognized a restructuring charge (see Note 11).

      In June 2001, Caliper entered into an 7-year facility operating lease agreement, which is subject to an annual increase of 3%, and also entered into a sublease agreement with Amphora, a related party, for a monthly amount of $18,500 from September 2001 through August 2004 subject also to a 3% per annum increase. In December 2002, in connection with the completion of Amphora’s second financing, Caliper agreed to an early termination of this Sublease Agreement as of March 31, 2003.

CALIPER LIFE SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Effective July 14, 2003, in connection with the acquisition of Zymark, Caliper assumed operating leases for certain equipment and leased facilities under agreements that expire through December 2012. The leases for Caliper’s headquarters in Hopkinton, Massachusetts expire in 2005, unless the Company exercises options to renew the leases.

Capital Leases and Sale-Leaseback Arrangements

      As of December 31, 2003, Caliper had $6.0 million of property and equipment financed through capital lease obligations. Caliper’s Equipment sale-leaseback credit line had expired as of December 31, 2002, and Caliper did not enter into any new financing agreements for the purchase of property and equipment during 2003. The obligations under the equipment sale-leaseback arrangements are secured by the equipment financed, bear interest at a weighted-average fixed rate of approximately 12.2%, and are due in monthly installments through July 2005. Caliper’s currently outstanding equipment sale-leaseback agreements require a balloon payment at the end of each loan term. As of December 31, 2002, Caliper drew down approximately $2.0 million in total under a $3.0 million equipment sale-leaseback credit line at a weighted average interest rate of 11.7% and allowed approximately $1.0 million to expire as unused under this arrangement.

Other Long-Term Obligation

      In connection with the acquisition of Labotec by Zymark in August 2002, Caliper is obligated to make noninterest-bearing deferred purchase price payments of 900,000 Euros to the former owner. As of July 14, 2003 the acquired obligation was $979,000. The guaranteed deferred payments are due in three annual installments, and the first payment was made on August 13, 2003.

Letters-of-Credit

      In addition to the outstanding letters-of-credit related to the Mountain View operating lease agreements described above, Caliper issued a $663,000 letter-of-credit to secure certain customer deposits in Germany.

Inventory Purchases

      As of December 31, 2003, Caliper had a non-cancelable purchase commitment in the amount of approximately $307,000 with its foreign supplier for the purchase of proprietary glass stock used in the manufacture of certain types of its chips.

Royalties

      During the fourth quarter of 2002, Caliper entered into an amendment and restatement of Caliper’s existing license agreements with UT-Battelle, LLC under which Caliper has obtained an exclusive license to the patents covering the inventions of Dr. J. Michael Ramsey. Royalties obligations to UT-Batelle, which exceeded certain minimums set forth in the amendment, were $581,000 and $81,000 in 2003 and 2002, respectively. Caliper also has an exclusive license from the Trustees of the University of Pennsylvania to certain patents relating to microfluidic applications and chip structures. The minimum royalty obligations under these licenses rise over time, but never exceed $213,000 per year.

CALIPER LIFE SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Other Current and Non-current Liabilities

      Other current and non-current liabilities at December 31, 2003 and December 31, 2002 consist of the following;

	December 31,

	2003	2002

	(In thousands)
Accrued restructuring	$3,930	$—
Accrued warranty	1,108	265
Accrued VAT and other taxes	1,306	—
Accrued other	2,345	845

Total other current accrued liabilities	$8,689	$1,110

Accrued restructuring	$5,972	$—
Deferred rent	1,088	1,552
Deferred compensation obligation	497	334
Other long-terms obligations	315	—
Other	—	100

Total other noncurrent liabilities	$7,872	$1,986

11.	Restructuring Activities

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

      On May 6, 2003, due to the continuing broad economic slowdown and reduced research and development spending by biopharmaceutical companies, Caliper conducted a reduction in force that resulted in a further downsizing of its employee work force by 26 people, or approximately 10%. Caliper believed this planned action, was necessary to better align Caliper’s organizational structure with these depressed market conditions and customer demand. The May downsizing primarily affected Caliper’s research and development staff where it continues to change the focus of its product development and technology research to align more with the changing needs of its customers. Caliper incurred a charge of $322,000 in the second quarter of 2003 for severance payments and related benefits, with all employee separations completed and payments distributed by the end of June 2003.

      As a result of the acquisition of Zymark, on August 5, 2003, Caliper conducted a reduction in force that downsized its workforce by 37 positions, or 7% of the total headcount of Caliper and the newly acquired Zymark. The reduction was the first of two phases of reductions designed to eliminate redundancies and increase organizational efficiencies within the newly combined company and primarily affected manufacturing, sales and administration. Of the 37 positions, 33% occurred in August 2003 with the remainder to take place

CALIPER LIFE SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

by the end of June 2004. Caliper incurred a charge of $774,000 in the third quarter of 2003 for severance payments and related benefits. All separations and related payments are expected to be completed by April, 2004. Of the amount included in accrued restructuring expenses at December 31, 2003, $1.5 million is related to the August downsizing.

      On December 3, 2003, in connection with consolidating the previously separate operations of Caliper and Zymark, Caliper conducted a second reduction in force that downsized its workforce by 37 positions, or 8% of total headcount. This second phase primarily affected research and development staff as a result of certain strategy and priority decisions finalized during the fourth quarter of 2003. Caliper incurred a charge of $2.7 million in the fourth quarter of 2003 for severance payments and related benefits. All separations and related payments are expected to be completed by the end of April, 2004. Of the amount included in accrued restructuring expenses at December 31, 2003, $569,000 is related to the December downsizing.

      In November 2003, Caliper closed one of its three facilities in Mountain View, CA that was used primarily for instrument manufacturing and research and development activities, and recognized a $7.7 million charge for costs to be incurred over the remainder of the lease for which there is no expected ongoing economic benefit. In accordance with Statement of Financial Accounting Standard No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, Caliper recorded a liability equal to the fair value of the remaining lease payments as of the cease-use date. Fair value was determined based upon the discounted present value of remaining lease rentals (5% discount rate used) for the 28,800 square feet previously occupied, reduced by the discounted present value of future estimated sublease rentals, starting from January 2005 through the end of the lease, that could be obtained for the property, even if Caliper does not enter into a sublease.

      The following table summarizes the restructuring activity during 2003:

	Severance
	and
	Related	Facility	Leaseholds	Total

	(In thousands)
Balance, December 31, 2002	$—	$—	$—	$—
Restructuring charges	3,822	7,394	319	11,535
Non-cash restructuring charges	(401)	—	(319)	(720)
Reclassification of deferred rent liability	—	425	—	425
Payment	(1,338)	—	—	(1,338)

Balance, December 31, 2003	$2,083	$7,819	$—	$9,902

12.	Redeemable Convertible Preferred Stock and Stockholders’ Equity

Preferred Share Purchase Rights Plan

      In December 2001, the board of directors and stockholders of Caliper adopted a Preferred Share Purchase Rights Plan (“Rights Plan”) under which Caliper issued as a dividend certain rights to all holders of its common stock to acquire additional shares of common stock at a discount price under certain circumstances. The dividend of the Rights was made to holders of record of Caliper’s common stock as of January 8, 2002 and shares of common stock that are newly issued after this date will also carry Rights. The Rights Plan is to provide protection to stockholders from unsolicited and abusive takeover tactics, including attempts to acquire control of Caliper at an inadequate price or treat all stockholders equally. Under the Rights Plan, each stockholder received one Right for each share of Caliper’s outstanding common stock held by the stockholder. Each Right will entitle the holder to purchase one one-hundredth of a share of newly designated Series A Junior Participating Preferred Stock of Caliper at an initial exercise price of $100.

CALIPER LIFE SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Warrants

      In October 1996, in connection with certain agreements, Caliper issued two warrants that entitle the holders to purchase a total of 38,460 shares of common stock at an exercise price of $1.22 per share. In July 2000, one of the warrants was fully exercised under a net exercise provision and 18,729 shares of common stock were issued. As of December 31, 2003, the other warrant was outstanding. In January 2004, this warrant was fully exercised and 19,230 shares of common stock were issued.

      In August 1995, Caliper executed an agreement which called for the issue of two warrants, upon achievement of a certain patent milestone, to purchase a total of 38,460 shares of common stock at an exercise price of $1.22 per share. This patent milestone was met in December 1999, and the two warrants were issued in February 2000. The fair value of the warrants was capitalized in 1999 and is being amortized over 5 years. In July 2000, one of these warrants was exercised under a net exercise provision and 18,729 shares of common stock were issued. As of December 31, 2003, the other warrant was outstanding. In January 2004, this warrant was fully exercised and 19,230 shares of common stock were issued.

Common Stock Subject to Repurchase

      In 2003, Caliper granted restricted stock under its current stock plans to certain employees. This restricted stock is not outstanding as of December 31, 2003, but is subject to vesting as discussed in “Grant of Restricted Stock” below.

Stock Plans

      In June 2003, Caliper’s board of directors and stockholders adopted the Acquisition Equity Plan (“Acquisition Plan”) which provides for the grant of options and restricted shares. A total of 900,000 shares of common stock have been reserved for issuance under this plan. In July 2003, Caliper granted 600,000 options and 275,000 restricted shares of common stock under the Acquisition Plan. As of December 31, 2003 there were 25,000 shares available for future issuances.

      In December 2001, Caliper’s board of directors adopted the 2001 Non-Statutory Stock Option Plan (“2001 Non-Statutory Plan”). A total of 500,000 shares of common stock has been reserved for issuance under this plan. Caliper issued 230,400 shares under the 2001 Non-Statutory Plan in the year 2001 at a weighted average price of $12.24. Caliper issued the remaining 269,600 shares under the 2001 Non-Statutory Plan in the year 2002 at a weighted average price of $7.82. Of the 269,600 shares issued in 2002, 50,713 shares expired and were canceled which became available for future issuance. In 2003, 124,988 shares were issued under the 2001 Non-Statutory Plan at a weighted average price of $5.46, and 111,881 shares expired and were canceled, resulting in 37,612 shares being available for issuance as of December 31, 2003. Options under the

CALIPER LIFE SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2001 Non-Statutory Plan cannot be issued to Caliper’s current officers and directors and was therefore not required to be voted on and approved by stockholders.

      In October 1999, Caliper’s board of directors and stockholders adopted the 1999 Equity Incentive Plan (“1999 Equity Plan”). The 1999 Equity Plan amended and restated the 1996 Stock Incentive Plan and increased the shares reserved for issuance to 4 million. In addition, the 1999 Equity Plan provides for an automatic annual increase in the shares reserved for issuance by the greater of 5% of outstanding shares on a fully-diluted basis or the number of shares that have been made subject to awards granted under the 1999 Equity Plan during the prior 12-month period. The automatic share reserve increase may not exceed 12,820,000 shares in aggregate over the 10-year period. Shares issuable under the 1999 Equity Plan are as follows:

Shares
Reserved for
Issuance

Shares reserved (1999 amendment)	2,463,049
2000 increase	1,439,198
2001 increase	1,350,058
2002 increase	2,456,997
2003 increase	3,564,902

Total Shares Reserved	11,274,204
Less option issued and outstanding	7,474,430

Balance, December 31, 2003	3,799,774

      In October 1999, Caliper’s board of directors and stockholders adopted the 1999 Non-Employee Directors’ Stock Option Plan (“1999 Directors’ Plan”) which provides for the automatic grant of options to non-employee directors. A total of 200,000 shares of common stock has been reserved for issuance under this plan. The number of shares reserved for issuance will automatically increase by the greater of 0.3% of outstanding shares on a fully-diluted basis or the number of shares subject to options granted under the 1999 Directors’ Plan during the prior 12-month period. Shares issuable under the 1999 Directors’ Plan are as follows:

Shares
Reserved for
Issuance

Shares reserved (1999 amendment)	200,000
2000 increase	69,496
2001 increase	77,017
2002 increase	36,000
2003 increase	78,373

Total Shares Reserved	460,886
Less option issued and outstanding	122,000

Balance, December 31, 2003	338,886

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

CALIPER LIFE SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

under the 1996 Stock Plan generally vest over 5 years at a rate of 20% one year from the grant date and 1/60 monthly thereafter. Options canceled under the 1996 Equity Incentive Plan are not available for future grants.

      A summary of activity under the plans is as follows:

		Outstanding		Weighted-
				Average
		Number of		Exercise
	Available	Shares	Exercise Price	Price

Balance at December 31, 2000	1,880,818	3,042,902	$0.06–$162.00	$19.63
Authorized	1,927,075	—	—	—
Granted	(2,625,293)	2,625,293	$9.25–$ 47.00	$21.51
Exercised	—	(398,761)	$0.06–$ 14.00	$2.08
Canceled	381,395	(381,395)	$0.47–$106.00	$33.70

Balance at December 31, 2001	1,563,995	4,888,039	$0.06–$162.00	$20.95

Authorized	2,492,997	—	—	—
Granted	(2,682,387)	2,682,387	$3.52–$ 17.66	$9.46
Exercised	—	(157,866)	$0.06–$ 3.12	$1.07
Canceled	3,030,253	(3,030,253)	$0.47–$102.00	$26.60

Balance at December 31, 2002	4,404,858	4,382,307	$0.06–$162.00	$10.15

Authorized	4,543,275	—	—	—
Granted	(5,670,660)	5,670,660	$0.00–$ 6.45	$4.12
Exercised	—	(177,666)	$0.06–$ 3.63	$1.89
Vested	—	(15,152)	$ 0.00	$0.00
Canceled	923,799	(923,799)	$0.97–$ 77.00	$9.89

Balance at December 31, 2003	4,201,272	8,936,350	$0.06–$162.00	$6.54

Exercisable at December 31, 2003		3,695,624

Exercisable at December 31, 2002		1,546,056

Exercisable at December 31, 2001		686,718

      Included in the grant activity above are nonqualified options of 3,368,761, 1,757,729, and 1,402,344, for the years ended December 31, 2003, 2002, and 2001, respectively.

      The weighted-average fair value of options granted during 2003, 2002, and 2001 was $2.82, $7.16, and $15.72 respectively.

CALIPER LIFE SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes information with respect to stock options and restricted common stock outstanding at December 31, 2003:

	Outstanding
				Exercisable
		Weighted
		Average	Weighted		Weighted
	Number of	Remaining	Average	Number of	Average Exercise
Range of Exercise Price	Shares	Contractual Life	Exercise Price	Shares	Price

$ 0.00	411,246	3.4	$0.00	—	—
$ 0.06	2,532	2.3	$0.06	2,532	$0.06
$ 0.47–$ 0.62	89,841	3.5	$0.57	89,841	$0.57
$ 0.97	717,316	5.1	$0.97	687,024	$0.97
$ 3.12–$ 4.44	3,323,869	8.6	$3.64	1,492,280	$3.53
$ 4.71–$ 6.75	3,029,300	9.3	$5.57	509,625	$6.01
$ 7.55–$ 9.96	272,000	8.1	$8.56	159,329	$8.96
$ 11.80–$ 17.34	767,257	7.3	$14.19	471,829	$14.42
$ 19.80–$ 22.40	8,409	6.3	$20.97	5,277	$20.87
$ 31.13–$ 44.44	210,900	6.8	$33.15	179,112	$33.10
$ 56.38–$ 77.00	89,730	6.3	$68.18	85,407	$68.02
$130.00–$162.00	13,950	6.1	$154.77	13,368	$154.78

$ 0.00–$162.00	8,936,350	8.1	$6.54	3,695,624	$8.44

Grant of Restricted Common Stock

      During 2003, Caliper granted 426,398 shares of restricted common stock, at a weighted average grant-date fair value of $5.20, under the Acquisition Plan and 1999 Equity Plan, to certain key employees, including key employees of Zymark that were retained by Caliper following the acquisition in July 2003. The restricted shares vest 100% either 12, 48 or 60 months from the date of grant. Vesting may be accelerated in the case of certain restricted stock grants based upon the achievement of specified performance milestones. During 2003, Caliper recorded deferred compensation of $2.2 million and recognized compensation expense of $475,000 related to restricted stock awards. As of December 31, 2003, deferred compensation of $1.8 million is included as a reduction of total stockholders’ equity, of which $1.7 million relates to the grant of restricted stock. Caliper recognizes compensation cost on a straight-line basis over the vesting period. Provided no acceleration of vesting occurs, amounts to be recognized as compensation expense in future periods are as follows (in thousands):

2004	$709
2005	322
2006	322
2007	260
2008	100

$1,713

Option Exchange Program

      On October 16, 2002, Caliper announced that its Board of Directors approved a voluntary stock option exchange program for employees. Under the exchange program, employees were offered the opportunity to exchange outstanding stock options with exercise prices of $100 per share or lower for new stock options to be

CALIPER LIFE SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

granted at an exercise price determined on the date the new stock options were granted. Participating employees received new stock options in exchange for outstanding stock options at an exchange ratio of one-for-one. In accordance with the exchange program, on November 19, 2002, Caliper cancelled approximately 2.18 million of its outstanding stock options. Caliper granted new options to purchase approximately 1.96 million shares of its common stock on May 20, 2003, the first business day that was six months and one day after the cancellation of the exchanged options. The exercise price per share of the new options is $3.63, the fair market value of Caliper’s common stock at the close of regular trading on May 19, 2003. Employees received the same vesting as with their previous options, except that any future vesting of the replacement options was delayed during the exchange period. In addition, participating employees were prohibited from exercising the replacement options for six months after the date of exchange.

Employee Stock Purchase Plan

      In October 1999, the board of directors and stockholders adopted the 1999 Employee Stock Purchase Plan (“1999 Purchase Plan”). A total of 300,000 shares of common stock has been reserved for issuance under the 1999 Purchase Plan. The number of shares reserved automatically increases by the greater of 0.5% of outstanding shares on a fully-diluted basis or the number of shares issued under the 1999 Purchase Plan during the prior 12-month period. The automatic share reserve increase may not exceed 3 million shares in aggregate over the 10-year period. The 1999 Purchase Plan permits eligible employees to acquire shares of Caliper’s common stock through payroll deductions of up to 10% of their gross earnings. No employee may participate in the 1999 Purchase Plan if immediately after the grant the employee has voting power over 5% or more of the outstanding capital stock. Under the 1999 Purchase Plan, the board may specify offerings of up to 27 months. Unless the board determines otherwise, common stock may be purchased at the lower of 85% of the fair market value of Caliper’s common stock on the first day of the offering or 85% of the fair market value of Caliper’s common stock on the purchase date. The initial offering period began on the effective date of the initial public offering. Caliper issued 359,926 shares under the 1999 Purchase Plan in the year 2003 at a weighted average price of $3.01. Caliper issued 112,881 and 337,424 shares under the 1999 Purchase Plan in the year 2001 and 2002 at a weighted average price of $12.51 and $4.33, respectively. In June 2003, 2002 and 2001, an additional 384,983, 201,642, and 128,361 shares, respectively, of common stock became issuable under the 1999 Purchase Plan. As of December 31, 2003, 251,381 shares remain available for future issuance.

Stock Based Compensation

      Pro forma information regarding net loss and net loss per share is required by SFAS No. 123, and has been determined as if Caliper had accounted for its employee stock options under the fair-value method of that Statement (as disclosed in Note 1 to our condensed consolidated financial statements). The fair value of these options was estimated at the date of grant using the Black-Scholes method and the following assumptions:

	2003	2002	2001

Volatility(%)	81	112	112
Risk-free interest rate(%)	2.26	3.70	4.33
Expected life (years)	4.0	4.0	4.0
Expected dividend yield(%)	0	0	0

      Caliper recorded deferred stock compensation of approximately $12.7 million for the year ended December 31, 1999, representing the difference between the exercise price of the options granted and the deemed fair value of the common stock. These amounts are being amortized by charges to operations over the vesting periods of the individual stock options using the graded vesting method. Such amortization expense amounted to approximately $1.0 million, $378,000, and $2.5 million, for the years ended December 31, 2003,

CALIPER LIFE SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2002 and 2001, respectively. The amortization expense recorded in 2003 was net of a $17,000 reversal of stock compensation expense recognized through the third quarter of 2003. The amortization expense recorded in 2002 was net of a $1.0 million reversal of stock compensation expense recognized through the third quarter of 2002 resulting from forfeited options in connection with its 10% reduction in force and other employee terminations conducted in September 2002. Caliper expects to record amortization expense for deferred compensation of $95,000 during 2004 in addition to the deferred compensation associated with the 2003 grants of restricted common stock.

Reserved Stock

      As of December 31, 2003, Caliper had reserved shares of common stock for future issuance as follows:

Warrants	38,460
1999 Equity Incentive Plan	11,274,204
1999 Directors’ Plan	460,886
2001 Non-Statutory Stock Option Plan	500,000
Acquisition Plan	900,000
1996 Stock Plan	2,532
1999 Employee Stock Purchase Plan	251,381

13,427,463

13.	Income Taxes

      Caliper has no provision for U.S. federal or state income taxes for any period as it has incurred operating losses.

      A reconciliation of income taxes at the statutory federal income tax rate to net income taxes included in the accompanying statements of operations is as follows:

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
U.S. federal taxes (benefit):
At statutory rate	$(16,775)	$(14,197)	$1,300
State	—	—	—
Foreign	190	—	—
Permanent differences;
Amortization of Deferred Compensation	340	542	864
Other	151	169	106
Unutilized (utilized) net operating losses	16,284	13,486	(2,270)

Total	$190	$—	$—

CALIPER LIFE SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets for financial reporting purposes and the amounts used for income tax purposes. Significant components of Caliper’s deferred tax assets for federal and state income taxes are as follows:

	December 31,

	2003	2002	2001

		(In
		thousands)
Net operating loss carryforwards	$36,099	$22,400	$9,500
Research credit carryforwards	6,230	4,350	3,040
Capitalized research and development	3,026	3,420	1,477
Restructuring accrual	3,917	—	—
Intangible assets	(6,564)	—	—
Other, net	4,349	3,050	1,810

Net deferred tax assets	47,057	33,220	15,827
Valuation allowance	(47,057)	(33,220)	(15,827)

Total	$—	$—	$—

      As of December 31, 2003, Caliper had federal and state net operating loss carryforwards of approximately $101.5 million and $26.7 million. Caliper also had federal and state research and development tax credit carryforwards of approximately $3.1 million and $3.1 million, respectively. The federal net operating loss and credit carryforwards will expire at various dates beginning in the year 2009 through 2023 if not utilized. The state net operating losses will begin to expire in year 2004, if not utilized.

      Because of Caliper’s lack of earnings history and the uncertainty of realizing these net operating losses, the deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased (decreased) by $13.8 million , $17.4 million and ($871,000) during the years ended December 31, 2002, 2001 and 2000, respectively.

      Utilization of the federal and state net operating losses and credits may be subject to a substantial limitation due to the change in ownership provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

14.	Contracts and Grants

Collaboration with Agilent

      From May 1998 through May 2003, Caliper and Agilent (successor to Hewlett-Packard), have collaborated to create a line of commercial research products based on LabChip technologies. In September 1999, Agilent introduced our first LabChip system for use by individual researchers. Subsequently, Agilent and Caliper have expanded the application menu for this product and engaged in other new product development activities. Under this agreement, Hewlett-Packard purchased 534,188 shares of Caliper’s redeemable convertible preferred stock Series E with an aggregate cost of $5.0 million.

      The collaboration agreement provided for Agilent to fund our research and development expenditures related to the collaboration, reimburse us for our costs of supplying chips and reagents to Agilent and pay us a share of the gross margin earned on all components of LabChip systems they sell. The gross margin share varies depending on the type of collaboration product, and on whether Agilent or Caliper manufactures the collaboration product, and whether such collaboration product is sold during the collaboration or after the collaboration has terminated. We record revenue from development and support activities under our

CALIPER LIFE SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

collaboration agreement in the period in which the costs are incurred. We report direct costs associated with this contract as research and development expense. We recognize revenue related to the reimbursement of costs for the supply of chips and reagents to Agilent upon shipment and we recognize the related costs as components of cost of sales. We recognize as revenue our share of gross margin on components of the systems sold by Agilent upon shipment to the end user.

      In May 2002, Caliper notified Agilent of its election to terminate the agreement between the companies, effective as of May 2003. Effective November 2003, Caliper has the right to market and sell collaboration products, with reciprocal supply arrangements with Agilent. Under the continuing provisions of the collaboration agreement our gross margin share for existing products will remain the same until November 2004. In November 2004, our gross margin share for chips and reagents will decrease, and in May 2006 our gross margin share for chips and reagents will decrease again. Our gross margin share for sales of the Agilent 2100 Bioanalyzer will also decrease in the same time periods, although at somewhat different rates. In addition, Agilent received a non-exclusive license in the field of the collaboration, to Caliper’s then existing LabChip technology as of the date of termination, to develop, manufacture and sell new products in that field. Agilent will be required to pay royalties to Caliper based on its net revenue from sales of such products at the established royalty rates set forth in the termination provisions of our collaboration agreement. Under the collaboration agreement termination provisions, Caliper will be obligated to continue to supply existing chips and reagents to Agilent for a three-year period. Agilent will also have a non-exclusive license to manufacture chips for Agilent LabChip applications, in each case subject to gross margin sharing or royalty payments to Caliper as described above. As a result of the termination of the collaboration agreement, we are presently only receiving minimal development funding from Agilent. However, it is possible that the parties may decide to collaborate on the development of new commercial research products in the future.

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

      Eli Lilly. Caliper signed a technology access agreement with Eli Lilly in August 1999. The term was three years. In August 2001, the agreement was amended to include terms for commercially available products and continuing assay development services through August 2002. There were no further technology access fees or subscription fees with products and services purchased by Eli Lilly after August 2001. Subsequently, Caliper recognized revenues upon shipment and transfer of title to products sold to Eli Lilly or when the assay development service has been provided by Caliper.

CALIPER LIFE SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Millennium. Caliper signed a broad technology access and application development collaboration with Millennium in March 2000. The term was two years with an option to renew in the third year. In December 2001, the agreement was amended to include terms for commercially available products and continuing assay development services through March 2003. There were no further technology access fees or subscription fees with products and services purchased by Millennium after December 2001. Subsequently, Caliper recognized revenues upon shipment and transfer of title to products sold to Millennium or when the assay development service has been provided by Caliper.

      Amgen. Caliper entered into a three year technology access agreement with Amgen in December 1998. In December 2001, the agreement was amended to include terms for commercially available products and continuing assay development services and extended through to December 2002. Under the amended agreement Caliper agreed to convert technology access fees still available towards the purchase of products and services that Amgen utilized in December 2001. There were no further technology access fees or subscription fees with products and services purchased by Amgen after December 2001. Subsequently, Caliper recognized revenues upon shipment and transfer of title to products sold to Amgen or when the assay development service has been provided by Caliper.

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

15.	Relationship with Amphora

      In September of 2001, Caliper completed the spin out of a new company, Amphora Discovery Corp., to create and commercialize a comprehensive database of chemical genomics information. Venture capitalists invested $25 million in Amphora, and entered into agreements to invest up to an additional $10 million if requested by Amphora, causing Amphora to be a separate, independent company from Caliper with its own management team and board of directors. Caliper’s ownership interest in Amphora was approximately 28%. These venture capitalist include ARCH Venture Partners and Venrock Associates. One of Caliper’s former directors, Robert T. Nelsen, is a Managing Director of ARCH Venture Partners, and another of Caliper’s directors, Anthony B. Evnin, is a General Partner of Venrock Associates. Caliper’s investment in Amphora was historically accounted for under the equity method of accounting. As Caliper’s investment in Amphora has no basis for accounting purposes and, because Caliper does not guarantee debt or have commitments to fund losses of Amphora, Caliper has not recorded its proportionate share of Amphora’s operating losses in its financial statements since the completion of Amphora’s financing.

      Caliper previously had two representatives on Amphora’s six-member board of directors, neither of whom is currently on Amphora’s board. Michael R. Knapp, Caliper’s former Chief Executive Officer, and James L. Knighton, Caliper’s Chief Financial Officer, had served on Amphora’s board of directors since September 2001. Mr. Knighton resigned from Amphora’s board of directors in February 2002 and was replaced by Daniel L. Kisner, Caliper’s Board Chairman. Mr. Knighton also served as Amphora’s acting Chief Financial Officer from September 2001 until January 2002. In connection with the formation of Amphora, Dr. Knapp and Mr. Knighton received 900,000 and 450,000 shares of restricted common stock, respectively, at a share value of $0.10 per share. Dr. Knapp and Mr. Knighton paid $0.01 per share of the purchase price in cash, with the remainder of the purchase price paid by the cancellation of all amounts owed by Amphora to Dr. Knapp and Mr. Knighton for services provided by them to Amphora prior to the issuance of such common shares to them.

CALIPER LIFE SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Initially, 100% of such shares were subject to a repurchase option in favor of Amphora. 50% of such shares were released from this repurchase option when Amphora completed its initial third party financing in September 2001. The remaining 50% of such shares will be ratably released from Amphora’s repurchase option over an eight-year period on a monthly basis with respect to each of Dr. Knapp or Mr. Knighton. Additionally, Dr. Knapp participated as a private investor in Amphora’s initial September 2001 financing, wherein he purchased 50,000 shares of Amphora’s preferred stock. Dr. Kisner did not receive any shares of restricted Amphora common stock or options to buy Amphora common stock in connection with his appointment to Amphora’s board.

      In December 2002, Amphora completed a second private placement of securities with third party investors. After the completion of this financing, Caliper’s ownership in Amphora was reduced to approximately 13% from 28% on a fully diluted basis. On March 17, 2003, one of Caliper’s two representatives, Dr. Knapp, resigned from Amphora’s board of directors. Due to the reduction in its percentage ownership of Amphora, Caliper had the right to appoint only one member to Amphora’s board. Dr. Kisner continued to be a member of Amphora’s board of directors until he resigned his board seat in October 2003.

      In December 2003, Amphora completed a third private placement with third party investors further reducing Caliper’s ownership from approximately 13% to less than 1%.

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

      In 2002, Caliper sold a total of $6.2 million in Caliper 250 drug discovery system products, chips, datapoints and assay development services to Amphora recording the sale of products and services as related party revenue in Caliper’s financial statements. In 2001 by comparison, subsequent to Amphora’s third-party financing, Caliper sold a total of $3.9 million in Caliper 250 drug discovery system products, chips, datapoints and assay development services. Of the $6.2 million in total 2002 sales, $3.3 million related to drug discovery system products and, under the equity method of accounting, Caliper deferred 28% of the gross profit of these sales, or $333,000, that reflects its retained ownership interest in the products sold to Amphora in 2002. The

CALIPER LIFE SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

remaining $2.9 million of revenue recognized in 2002 consisted of $1.7 million in datapoints, $900,000 in assay development services and deferred gross profit revenue from Caliper 250 drug discovery system product sales in 2002 and 2001. In 2002, Caliper recognized a total of $177,000 of this deferred gross profit as revenue of which $121,000 related to drug discovery system products sold in 2001 and $56,000 related to products sold in 2002. In connection with Amphora’s financing in December 2003 and the resulting substantially reduced ownership, Caliper no longer employs the equity method of accounting for its investment in Amphora, and fully recognized $267,000 of previously deferred revenues on sales to Amphora as of December 2003. We also wrote-off our $37,000 investment in Amphora in December 2003.

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

16.	401(k) Plan

      Caliper has a 401(k) plan qualified under section 401(k) of the Internal Revenue code that is available to all eligible employees as defined in the plan. Caliper does not match employee contributions.

17.	Litigation

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

CALIPER LIFE SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      On March 22, 2001, in connection with the settlement agreement mentioned above, Caliper received 900,000 shares of Aclara’s common stock with a then current fair value of $4.3 million. The common stock was restricted from sale for a period of 18 months from the date of the settlement agreement. As a component of the settlement agreement, Aclara guaranteed the value of the Aclara common stock to be $32.5 million at the time of Caliper’s sale of the stock, provided that such sale occurs in the period from 18 months to 24 months from the effective date of the settlement agreement. Aclara entered into a fully-funded $32.5 million standby letter of credit in favor of Caliper to secure its performance under this potential obligation. Accordingly, Caliper recognized the entire $32.5 million settlement in the quarter ended March 31, 2001. Caliper recognized $5.0 million of license fee revenue and $27.5 million of litigation settlement in the income statement pursuant to the terms contained in the settlement agreement. Caliper will also receive royalties on certain Aclara product sales through 2008 with a minimum annual royalty payment of $2.5 million by December 31st in each of years 2002 and 2003. Caliper does not have any further obligations under the agreement. On December 30, 2002, Caliper received the first $2.5 million minimum annual royalty payment for 2002, and on December 30, 2003, Caliper received the second $2.5 million minimum annual royalty payment for 2003. The royalty payments in 2002 and 2003 were recorded within license fees and contract revenues in the accompanying statement of operations.

      Caliper had accounted for this arrangement by initially recording $4.3 million in Aclara stock at fair market value, with a note receivable with a corresponding face value of $28.2 million including other receivable for the fully funded letter of credit which was reduced by the initial fair value ($2.7 million) of an embedded derivative. The latter two elements in combination represent the guarantee. The receivable was accreted to its face value of $28.2 million over the life of the receivable using the level-yield method. The embedded derivative was accounted for as discussed in Note 2. On October 15, 2002, Caliper received $32.5 million in cash from Aclara upon delivering 900,000 shares of Aclara common stock to Aclara in accordance with the terms of the comprehensive settlement agreement between the companies.

      Commencing on June 7, 2001, Caliper and three of its officers and directors (David V. Milligan, Daniel L. Kisner and James L. Knighton) were named as defendants in three securities class action lawsuits filed in the United States District Court for the Southern District of New York. The cases have been consolidated under the caption In re Caliper Technologies Corp. Initial Public Offering Securities Litigation, 01 Civ. 5072 (SAS) (GBD). Similar complaints were filed in the same Court against hundreds of other public companies that conducted IPOs of their common stock since the late 1990s (the “IPO Lawsuits”). On August 8, 2001, the IPO Lawsuits were consolidated for pretrial purposes before United States Judge Shira Scheindlin of the Southern District of New York. Together, those cases are denominated In re Initial Public Offering Securities Litigation, 21 MC 92(SAS). On April 19, 2002, a Consolidated Amended Complaint was filed alleging claims against Caliper and the individual defendants under Sections 11 and 15 of the Securities Act of 1933, and under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as well as Rule 10b-5 promulgated thereunder. The Consolidated Amended Complaint also names certain underwriters of Caliper’s December 1999 initial public offering of common stock. The Complaint alleges that these underwriters charged excessive, undisclosed commissions to investors and entered into improper agreements with investors relating to aftermarket transactions. The Complaint seeks an unspecified amount of money damages. Caliper and the other issuers named as defendants in the IPO Lawsuits moved on July 15, 2002 to dismiss all claims on multiple grounds. By Stipulation and Order dated October 9, 2002, the claims against Messrs. Milligan, Kisner and Knighton were dismissed without prejudice. On February 19, 2003, the Court granted Caliper’s

CALIPER LIFE SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

motion to dismiss all claims against it. Plaintiffs were not given the right to replead the claims against Caliper; the time to appeal the dismissal has not yet expired. In May 2003, a Memorandum of Understanding was executed by counsel for plaintiffs, issuers and their insurers setting forth the terms of a settlement that would result in the termination of all claims brought by plaintiffs against the issuers and individual defendants named in the IPO Lawsuits. On July 7, 2003, a Special Litigation Committee of the Caliper Board of Directors approved the settlement terms described in that Memorandum of Understanding. Draft documentation to effect this settlement is in the process of being finalized by executive committees for the plaintiffs, the issuers and the issuers’ insurers. The settlement will be subject to numerous conditions, including approval by Judge Scheindlin.

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

CALIPER LIFE SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Geographic Data

      The table below presents Caliper’s activities by geographical location. Caliper attributes revenue to geographic locations based upon customer service and business development activities.

	2003	2002	2001

	(In thousands)
Revenue:
United States	$35,134	$23,838	$28,824
Europe	10,291	307	581
Asia	3,986	1,688	183

	$49,411	$25,833	$29,588

Net income (loss):
United States	$(49,143)	$(41,226)	$3,151
Europe	(516)	(133)	489
Asia	132	395	183

	$(49,527)	$(40,964)	$3,823

Property and equipment, net:
United States	$8,843	$12,522	$12,581
Europe	244	23	—
Asia	19	—	—

	$9,106	$12,545	$12,581

Net Assets:
United States	$136,277	$167,928	$206,564
Europe	(1,221)	(370)	—
Asia	(259)	—	—

	$134,797	$167,558	$206,564

CALIPER LIFE SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Quarterly Financial Data (Unaudited)

      The following quarterly financial data include the results of Zymark effective from the date of acquisition, July 14, 2003.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	(In thousands, except per share data)
Year ended December 31, 2003
Total revenue	$5,612	$5,878	$16,523	$21,398
Gross profit(1)	3,314	3,416	7,868	8,833
Operating loss	(10,854)	(10,620)	(10,961)	(20,408)
Net loss	(9,968)	(9,542)	(10,148)	(19,869)
Basic and diluted loss per share	$(0.40)	$(0.39)	$(0.37)	$(0.70)
Year ended December 31, 2002
Total revenue	$7,041	$7,236	$6,623	$4,933
Gross profit(1)	4,504	3,910	3,846	2,646
Operating loss	(11,651)	(12,756)	(10,757)	(11,473)
Net loss	(9,686)	(11,368)	(9,375)	(10,535)
Basic loss per share	$(0.40)	$(0.47)	$(0.38)	$(0.43)

(1)	Gross profit accounts for total revenues less cost of product, service and related party revenues. Costs related to contract revenues are included within research and development expenses in the accompanying statements of operations.

Caliper Life Sciences, Inc.

Schedule II — VALUATION AND QUALIFYING ACCOUNTS

	Balance	Additions
	at	Charged to				Balance at
	Beginning	Costs and				End of
	Period	Expenses		Deductions		Period

	(In thousands)
Year ended December 31, 2003:
Allowance for doubtful accounts	$119	$263		$130		$252
Valuation allowance for deferred tax assets	33,220	13,837	(2)	—		47,057

	$119	$263		$130		$252

Year ended December 31, 2002:
Allowance for doubtful accounts	$—	$119		$—		$119
Valuation allowance for deferred tax assets	15,827	17,393	(2)	—		33,220

	$15,827	$17,512		$—		$33,339

Year ended December 31, 2001:
Allowance for doubtful accounts	$—	$—		$—		$—
Valuation allowance for deferred tax assets	16,698	—		871	(1)	15,827

	$16,698	$—		$871		$15,827

(1)	Charged against current tax expense

(2)	Charged to deferred tax expense

EXHIBIT INDEX

Exhibit
Number	Description of Document

2.1(21)	Stock Purchase Agreement, by and among Caliper, Berwind Corporation and The Berwind Company LLC, dated June 9, 2003.
2.2(21)	Amendment No. 1 to the Stock Purchase Agreement, by and among Caliper, Berwind Corporation and The Berwind Company LLC, dated July 10, 2003.
3.1(1)	Amended and Restated Certificate of Incorporation of Caliper.
3.2(11)	Certificate of Designation Of Series A Junior Participating Preferred Stock.
3.3(2)	Restated Bylaws of Caliper.
3.4(22)	Amendment No. 1 to Bylaws of Caliper.
4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.
4.2(3)	Specimen Stock Certificate.
4.3(11)	Rights Agreement, dated as of December 18, 2001, between Caliper and Wells Fargo Bank Minnesota, N.A., as Rights Agent.
10.1(3)	Lease Agreement, dated December 1, 1998, between Caliper and 605 East Fairchild Associates, L.P.
10.2(3)(4)	1996 Equity Incentive Plan.
10.3(3)(4)(16)	1999 Equity Incentive Plan.
10.4(3)(4)(16)	1999 Employee Stock Purchase Plan.
10.5(3)(4)	1999 Non-Employee Directors’ Stock Option Plan.
10.6(3)(4)(16)	Employment Agreement, dated January 18, 1999, between Caliper and Daniel L. Kisner, M.D.
10.7(3)(4)(16)	Promissory Note, dated July 29, 1999, between Caliper and Daniel L. Kisner, M.D.
10.8(3)	Amended and Restated Investor Rights Agreement, dated May 7, 1998, among Caliper and certain stockholders of Caliper.
10.9(3)(4)	Form of Indemnification Agreement entered into between Caliper and its directors and executive officers.
10.10(3)(5)	Collaboration Agreement, dated May 2, 1998, between Caliper and Hewlett-Packard Company (now Agilent).
10.17(3)(4)	Consulting Agreement, dated April 30, 1997, between Caliper and Dr. David V. Milligan.
10.18(3)(4)(16)	Employment Agreement, dated September 23, 1999, between Caliper and James L. Knighton.
10.19(3)(4)	Consulting Agreement, dated May 1, 1997, between Caliper and Regis McKenna.
10.20(3)(4)(16)	Promissory Note, dated March 25, 1997, between Caliper and Michael R. Knapp, Ph.D.
10.21(3)(4)(16)	Option Agreement, dated August 9, 1995, between Caliper and Michael R. Knapp, Ph.D.
10.22(3)(4)(16)	Amendment to Option Agreement, dated August 25, 1995, between Caliper, Michael R. Knapp, Ph.D., J. Michael Ramsey, Ph.D. and Avalon Medical Partners.
10.23(3)(4)	The Corporate Plan for Retirement Select Plan Adoption Agreement and related Basic Plan Document.
10.24(6)(16)	Warrant for the purchase of shares of Common Stock issued to Michael R. Knapp, dated October 11, 1996.
10.25(6)(16)	Warrant for the purchase of shares of Common Stock issued to Michael R. Knapp, dated February 2, 2000.
10.27(7)	Lease Agreement, dated June 23, 2000 and effective July 5, 2000, between Caliper and Martin CBP Associates, L.P.

Exhibit
Number	Description of Document

10.28(7)(6)	Promissory Note, dated July 17, 2000, between Caliper and Daniel L. Kisner, M.D.
10.29(4)(8)(16)	Change of Control Sr. Mgmt Severance/ Equity Acceleration Plan.
10.30(5)(9)	Cross-License Agreement, dated March 12, 2001 by and among Aclara Biosciences, Inc. and Caliper.
10.31(9)	Common Stock Issuance Agreement, dated March 22, 2001.
10.32(5)(9)	Settlement Agreement and Mutual General Release, dated March 12, 2001 by and among Aclara Biosciences, Inc. and Caliper.
10.33(5)(10)	LabChip Solutions Agreement, dated as of September 21, 2001, by and between Amphora Discovery Corp. and Caliper.
10.34(4)(10)	Consulting Agreement, entered into as of the 8th day of October 2001 by and between Amphora Discovery Corp., and Michael R. Knapp.
10.35(4)(10)	Restricted Stock Purchase Agreement, entered into as of October 8, 2001, by and between Amphora Discovery Corp. and Michael R. Knapp.
10.36(4)(10)	Consulting Agreement, entered into as of the 14th day of October 2001 by and between Amphora Discovery Corp., and James L. Knighton.
10.37(4)(10)	Restricted Stock Purchase Agreement, entered into as of October 14, 2001, by and between Amphora Discovery Corp. and James L. Knighton.
10.38(5)(10)	Technology Access Agreement Amendment, dated August 20, 2001, by and between Caliper and Eli Lilly and Company, amending Technology Access Agreement dated August 12, 1999.
10.39(12)(16)	2001 Non-Statutory Stock Option Plan.
10.46(14)(16)	Key Employee Agreement, dated July 1, 2002, between Caliper and Michael R. Knapp
10.47(14)(16)	Key Employee Agreement, dated July 1, 2002, between Caliper and James L. Knighton
10.48(15)(16)	Key Employee Agreement, dated July 1, 2002, between Caliper and Dr. Daniel Kisner
10.49(15)(16)	Separation Agreement, dated July 29, 2002, between Caliper and J. Wallace Parce
10.52(17)	Sole Commercial Patent License Agreement, effective September 1, 1995, between UT-Battelle, LLC, the successor to Lockheed Martin Energy Research Corporation, and Caliper, as amended on November 1, 2002.
10.53(17)	Modification of LabChip Solutions Agreement, dated as of December 12, 2002, by and between Amphora Discovery Corp. and Caliper.
10.54(18)	Retention Agreement, dated February 26, 2003, between Caliper and Michael Merion
10.55(18)	Collaboration Agreement, dated June 4, 2003, between Caliper and Bio-Rad Laboratories, Inc.
10.56(19)	Key Employee Agreement, dated July 14, 2003, between Caliper and E. Kevin Hrusovsky
10.57(19)	Key Employee Agreement, dated July 8, 2003, between Caliper and Michael R. Knapp.
10.58(19)	Key Employee Agreement, dated July 2, 2003, between Caliper and James L. Knighton.
10.59(19)	Key Employee Agreement, dated July 10, 2003, between Caliper and Anthony T. Hendrickson.
10.60(19)	Key Employee Agreement, dated September 17, 2003, between Caliper and William M. Wright III.
10.61(19)	Letter Agreement, dated September 17, 2003, between Caliper and Berwind Company LLC regarding the Appointment of a Berwind Nominee to the Caliper Board of Directors.

Exhibit
Number	Description of Document

10.62(20)	Acquisition Equity Incentive Plan
10.63(4)	Key Employee Agreement Amendment, dated December 24, 2003, between Caliper and Dr. Daniel Kisner.
10.64(4)	Consulting Agreement, dated January 1, 2004, between Caliper and Dr. David V. Milligan.
10.65(4)	Letter Amendment, dated February 20, 2004, between Caliper and Michael R. Knapp.
10.66(17)	Collaboration and Supply Agreement, dated January 9, 2004, among Caliper, Zymark Corporation and Affymetrix, Inc.
10.67(4)	Amended and Restated Key Employee Agreement, dated January 22, 2004, between Caliper and James L. Knighton.
10.68(4)	Amended and Restated Key Employee Agreement, dated January 22, 2004, between Caliper and Anthony T. Hendrickson.
10.69(17)	Letter amendment to Modification Agreement, dated December 22, 2003 between Caliper and Amphora Discovery Corp.
11.1	Subsidiaries of the Registrant.
23.1	Consent of Ernst & Young LLP, independent auditors.
24.1	Power of Attorney (reference is made to the signature page of this report).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as Exhibit 3.3 to our Registration Statement on Form S-1, as amended, File No. 333-88827, filed on October 12, 1999 and incorporated by reference herein.

(2)	Previously filed as Exhibit 3.4 to our Registration Statement on Form S-1, as amended, File No. 333-88827, filed on October 12, 1999 and incorporated by reference herein.

(3)	Previously filed as the like-numbered Exhibit to our Registration Statement on Form S-1, as amended, File No. 333-88827, filed on October 12, 1999 and incorporated by reference herein.

(4)	Management contract or compensatory plan or arrangement.

(5)	Confidential treatment has been granted for a portion of this exhibit.

(6)	Filed as the like-numbered exhibit to Annual Report of Form 10-K for the year ended December 31, 1999 and incorporated by reference herein.

(7)	Previously filed as the like-numbered Exhibit to our Registration Statement on Form S-1, as amended, File No. 333-45942, filed on September 15, 2000, and incorporated by reference herein.

(8)	Previously filed as the like-numbered Exhibit to Form 10-K/ A for the year ended December 31, 2000 and incorporated by reference herein.

(9)	Previously filed as the like-numbered Exhibit to Form 10-Q for the quarterly period ended March 31, 2001 and incorporated by reference herein.

(10)	Previously filed as the like-numbered Exhibit to Form 10-Q for the quarterly period ended September 30, 2001 and incorporated by reference herein.

(11)	Previously filed as Exhibit 99.1 to Current Report on Form 8-K filed December 19, 2001 and incorporated by reference herein.

(12)	Previously filed as Exhibit 99.1 to our Registration Statement on Form S-8, File No. 333-76636, filed January 11, 2002 and incorporated by reference herein.

(13)	Previously filed as the like-numbered Exhibit to Form 10-K for the year ended December 31, 2001 and incorporated by reference herein.

(14)	Previously filed as the like-numbered Exhibit to Form 10-Q for the quarterly period ended June 30, 2002 and incorporated by reference herein.

(15)	Previously filed as the like-numbered Exhibit to Form 10-Q for the quarterly period ended September 30, 2002 and incorporated by reference herein.

(16)	Designates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 15(c) of this report.

(17)	Confidential treatment has been requested for a portion of this exhibit.

(18)	Previously filed as the like-numbered Exhibit to Form 10-Q for the quarterly period ended June 30, 2003 and incorporated by reference herein.

(19)	Previously filed as the like-numbered Exhibit to Form 10-Q for the quarterly period ended September 30, 2003 and incorporated by reference herein.

(20)	Previously filed as Exhibit 99.1 to our Registration Statement on Form S-8, File No. 333-106946, filed June 10, 2003 and incorporated by reference herein.

(21)	Previously filed as the like-numbered Exhibit to Form 8-K filed July 25, 2003 and incorporated by reference herein.

(22)	Previously filed as the like-numbered Exhibit to Form 10-K for the year ended December 31, 2002 and incorporated by reference herein.