Form 10-Q
period 2004-03-31
CALIPER LIFE SCIENCES INC
filed 2004-05-10
CIK 1014672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2004.

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from              to             .

Commission file # 000-28229

CALIPER LIFE SCIENCES, INC.

(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	33-0675808 (I.R.S. Employer Identification Number)

68 Elm Street
Hopkinton, Massachusetts 01748
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

NUMBER OF SHARES OF COMMON STOCK OUTSTANDING ON APRIL 30, 2004: 29,037,323

CALIPER LIFE SCIENCES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CALIPER LIFE SCIENCES, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	March 31,	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$5,629	$8,889
Marketable securities	50,333	57,828
Accounts receivable, net of allowance for doubtful accounts of $309 at March 31, 2004 and $252 at December 31, 2003	12,428	9,506
Inventories	11,738	11,580
Prepaid expenses and other current assets	4,151	3,451

Total current assets	84,279	91,254
Security deposits	3,161	3,161
Property and equipment, net	8,585	9,106
Notes receivable from employee director	139	178
Developed technology, net	12,286	13,002
Intangible assets, net	3,295	3,627
Goodwill	47,262	47,262
Other assets, net	468	446

Total assets	$159,475	$168,036

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,212	$3,212
Accrued compensation	4,658	4,148
Other accrued liabilities	7,359	8,689
Deferred revenue and customer deposits	8,057	7,063
Current portion of long-term obligations	365	377
Current portion of sale-leaseback arrangements	1,192	1,521

Total current liabilities	24,843	25,010
Noncurrent portion of sale-leaseback arrangements and other current maturities	510	331
Deferred revenue	9	26
Other noncurrent liabilities	6,747	7,872
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock	29	28
Additional paid-in capital	273,539	271,232
Deferred stock compensation	(1,488)	(1,808)
Accumulated deficit	(145,130)	(135,093)
Accumulated other comprehensive income	416	438

Total stockholders’ equity	127,366	134,797

Total liabilities and stockholders’ equity	$159,475	$168,036

See accompanying notes.

CALIPER LIFE SCIENCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2004	2003
Revenues:
Product revenue	$12,009	$2,910
Service revenue	3,061	—
Related party revenue	—	586
License fees and contract revenue	1,863	2,116

Total revenue	16,933	5,612
Costs and expenses:
Cost of product revenue	8,621	2,220
Cost of service revenue	1,641	—
Cost of product revenue — related party	—	78
Research and development	6,466	9,411
Selling, general and administrative	7,699	4,569
Stock-based compensation, net(1)	1,695	188
Amortization of intangible assets	1,048	—
Restructuring charges and credits	(134)	—

Total costs and expenses	27,036	16,466

Operating loss	(10,103)	(10,854)
Interest income, net	199	921
Other expense, net	(86)	(35)

Loss before income taxes	(9,990)	(9,968)
Provision for income taxes	(46)	—

Net loss	$(10,036)	$(9,968)

Net loss per share, basic and diluted	$(0.35)	$(0.40)
Shares used in computing net loss per common share, basic and diluted	28,589	24,713

(1) Stock-based compensation, net, pertains to employees employed in the following areas:

Cost of product revenue	$82	$—
Research and development	157	48
Selling, general and administrative	1,456	140

Total	$1,695	$188

See accompanying notes.

CALIPER LIFE SCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended
	March 31,
	2004	2003
Operating activities
Net loss	$(10,036)	$(9,968)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	2,621	1,630
Stock-based compensation expense, net	1,695	188
Stock options issued to non-employees	16	(2)
Non-cash restructuring charges and credits	(134)	—
Loss from disposal of fixed assets	96	—
Changes in operating assets and liabilities
Accounts receivable	(2,922)	(722)
Inventories	(158)	1,230
Prepaid expenses and other current assets	(700)	(876)
Security deposits and other assets	(22)	187
Notes receivable from employee director	39	37
Accounts payable and other accrued liabilities	(1,196)	(381)
Accrued compensation	(73)	(340)
Deferred revenue and customer deposits	977	(457)
Other non-current liabilities	(810)	(50)

Net cash from operating activities	(10,607)	(9,524)

Investing activities
Purchases of marketable securities	(12,645)	(18,759)
Proceeds from sales of marketable securities	14,210	12,543
Proceeds from maturities of marketable securities	5,881	7,203
Purchases of property and equipment	(1,148)	(120)

Net cash from investing activities	6,298	867

Financing activities
Payments of obligations under sale-leaseback arrangements	(500)	(680)
Proceeds from issuance of common stock	1,501	25

Net cash from financing activities	1,001	(655)

Effect of exchange rates on changes in cash and cash equivalents	48	—
Net decrease in cash and cash equivalents	(3,260)	(9,312)
Cash and cash equivalents at beginning of period	8,889	16,184

Cash and cash equivalents at end of period	$5,629	$6,872

Supplemental disclosure of cash flow information
Interest paid	$52	$126
Income taxes paid	$—	$—

See accompanying notes.

CALIPER LIFE SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004
(Unaudited)

1. Summary of Significant Accounting Principles

Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The consolidated balance sheet as of December 31, 2003 has been derived from audited financial statements as of that date. For further information, refer to the financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2003 filed by Caliper Life Sciences, Inc.

Principles of Consolidation

     Caliper’s financial statements include the accounts of its wholly owned subsidiaries Caliper Life Sciences Ltd. (UK), Caliper Life Sciences Ltd. (Canada), Caliper Life Sciences N.V. (Belgium), Caliper Life Sciences GmbH (Germany), Caliper Life Sciences S.A. (France), and Caliper Life Sciences AG (Switzerland). All significant inter-company balances and transactions have been eliminated in consolidation.

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

Product Revenue

     Product revenue is recognized upon the shipment and transfer of title to customers and is recorded net of discounts and allowances. Revenues on shipments subject to customer acceptance provisions are recognized only upon customer acceptance, provided all other revenue recognition criteria are met. Customer product purchases are delivered under standardized terms of “FOB origin” with the customer assuming the risks and rewards of product ownership at the time of shipping from Caliper’s warehouse with no return rights or privileges. In accordance with EITF 00-21, “Revenue Arrangements with Multiple Deliverables,” Caliper defers the fair value of any elements that remain undelivered after product shipment and/or acceptance (as applicable). Undelivered elements may generally consist of annual maintenance agreements, installation and/or training.

     In certain cases, customers will be charged on a datapoint pricing basis for their usage of chips. A datapoint is generated each time a Caliper instrument system introduces a sample into a chip through a sipper in order to perform a particular LabChip® technology assay. Datapoints are the test-results that Caliper’s customers record when they use Caliper’s LabChip instruments. Caliper records datapoint revenues in the period that Caliper’s customers attain the datapoints and communicate such use to Caliper. Datapoint rates are contractually negotiated between Caliper and its customers. Under minimum datapoint fee arrangements, datapoint revenues are recorded over the period of which the minimum applies, provided Caliper has no ongoing performance obligations with respect to the minimum fees.

Agilent Product Revenue

     Under the surviving terms of Caliper’s terminated agreement with Agilent, Caliper supplies Agilent with chips and reagents at cost and receives a share of Agilent’s gross margin on components of the LabChip systems sold by Agilent. Revenue related to the reimbursement of costs for the supply of chips and reagents is recognized as product revenue upon shipment to Agilent, and Caliper’s share of gross margin on sales made by Agilent is recognized as product revenue upon shipment by Agilent to its end users. Caliper has no continuing obligations at the time these sales are made and Agilent has no return privileges. Caliper’s transfer of title on products sold to Agilent is not contingent on Agilent’s resale of these products. The instruments, chips and reagents as sold, are useable by Agilent and their customers without additional support from Caliper.

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

Contract Revenue

     Revenue from contract research and development services is recognized as earned based on the performance requirements of the contract. Nonrefundable contract fees for which no further performance obligations exist, and there is no continuing involvement by Caliper, are recognized on the earlier of when the payments are received or when collection is assured. Contract fees received in advance of work performed are recorded as deferred revenue. These upfront fee payments are recognized as revenue as the work is performed. Contract fees received that are related to substantive at-risk milestones are recognized when Caliper’s performance of the milestone under the terms of the contract is achieved and no further performance obligations exist.

Licensing and Royalty

     Revenue from up-front license fees is recognized when the earnings process is complete and no further obligations exist. If further obligations exist, the up-front license fee is recognized ratably over the obligation period. Royalties from licenses are based on third-party sales and recorded as earned in accordance with contract terms, when third-party results are reliably measured and collectibility is assured.

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

Goodwill

     Caliper performs a test for the impairment of goodwill annually in the fourth quarter of its fiscal year, or more frequently if events or circumstances indicate that goodwill may be impaired. Because Caliper has a single operating and reportable business segment, Caliper performs this test by comparing the fair value of the Company with its book value, including goodwill. If the fair value exceeds the book value, goodwill is not impaired. If the book value exceeds the fair value, Caliper would calculate the potential impairment loss by comparing the implied fair value of goodwill with the book value. If the implied goodwill is less than the book value, an estimate of the impairment charge would be determined by performing a detailed assessment of the fair value of goodwill as compared to its carrying value.

Segment Reporting

     Caliper currently operates in one business segment, the development and commercialization of life science instruments and related consumables and services for use in drug discovery and other life sciences research and development. The entire business is comprehensively managed by an executive management team that reports to the Chief Executive Officer. Caliper does not operate separate lines of business or separate business entities with respect to its products or product candidates. Accordingly, Caliper does not accumulate discrete financial information with respect to separate product areas and does not have separately reportable segments as defined by SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information.”

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

     Foreign currency transaction gains and losses from the settlement of account balances denominated in another currency are included in current period other income, net as incurred. Cumulative translation adjustments included in stockholders equity as of March 31, 2004 and December 31, 2003 were $126,000 and $98,000, respectively.

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

Warranty Expense

     At the time product revenue is recognized, Caliper establishes an accrual for estimated warranty expenses associated with sales, recorded as a component of cost of revenue. Caliper offers a one-year limited warranty on instrumentation products and a 90-day warranty on chips, which is included in the sales price of many of its products. Caliper’s standard limited warranty covers repair or replacement of defective goods, a preventative maintenance visit on certain products, and telephone based technical support. No upgrades are included in the standard warranty. In accordance with SFAS No. 5, “Accounting for Contingencies,” provision is made for estimated future warranty costs at the time of sale. Factors that affect Caliper’s warranty liability include the number of installed units, historical and anticipated rates of warranty claims, and cost per claim. Caliper periodically assesses the adequacy of its recorded warranty liabilities and adjusts amounts as necessary.

     Changes in Caliper’s warranty obligation during the three months ended March 31, 2004 and 2003 are as follows (in thousands):

	2004	2003
Balance, beginning of period	$1,108	$265
Warranties issued during the period	220	49
Settlements made during the period	(261)	(27)

Balance, end of period	$1,067	$287

Net Income (Loss) Per Share

     Basic net income (loss) per share is calculated based on the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share would give effect to the dilutive effect of common stock equivalents consisting of stock options and warrants (calculated using the treasury stock method). Potentially dilutive securities have been excluded from the diluted earnings per share computations where they have an anti-dilutive effect due to Caliper’s net loss. For the three months ended March 31, 2004 and 2003, options, unvested restricted stock, and warrants to purchase 8,315,000 and 4,657,000 shares, respectively, have been excluded from the calculation of diluted net loss per share because they are anti-dilutive.

Stock-Based Compensation

     Caliper accounts for its stock options and equity awards in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and has elected to follow the “disclosure only” alternative prescribed by Financial Accounting Standards Board’s SFAS No. 123, “Accounting for Stock-Based Compensation”. Accordingly, no compensation expense is recognized in Caliper’s financial statements for stock options granted to employees, which had an exercise price equal to the fair value of the underlying common stock on date of grant. Caliper accounts for stock options issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF No. 96-18, “Accounting for Equity Instruments that are issued to other than Employees for Acquiring, or in Conjunction with selling Goods or Services”. For the three months ended March 31, 2004, and 2003, compensation expense related to stock options issued to non-employees was not material.

     The following table illustrates the effect on net income (loss) and net income (loss) per share if Caliper had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — and amendment of FASB Statement No. 123.” For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options using the straight-line allocation method. Caliper’s pro forma information is as follows (in thousands except per share data):

	Three Months Ended March 31,
	2004	2003
Net income (loss):
As reported	$(10,036)	$(9,968)
Add: Stock-based employee compensation expense included in reported net income	1,695	188
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards	(6,891)	(6,256)

Pro forma net loss	$(15,232)	$(16,036)

Net income (loss) per share:
As reported:
Basic and diluted	$(0.35)	$(0.40)
Pro forma:
Basic and diluted	$(0.53)	$(0.65)

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

     Caliper, as permitted under Delaware law and in accordance with its Bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at Caliper’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. Caliper may terminate the indemnification agreements with its officers and directors upon 90 days written notice, but termination will not affect claims for indemnification relating to events occurring prior to the effective date of termination. The maximum amount of potential future indemnification is unlimited; however, Caliper has a director and officer insurance policy that limits its exposure and may enable it to recover a portion of any future amounts paid. Caliper believes the fair value of these indemnification agreements is minimal. Accordingly, Caliper has not recorded any liabilities for these agreements as of March 31, 2004.

2. Acquisition of Zymark Corporation

     On July 14, 2003, Caliper completed the acquisition of 100% of ZYAC Holding Corporation (ZYAC was the parent holding company of Zymark Corporation and had no operating activities) from The Berwind Company LLC (“Berwind”) for an aggregate purchase price of approximately $72.8 million in the form of $55.7 million in cash, 3.15 million shares of Caliper’s common stock valued at $14.6 million, and acquisition costs of $2.5 million. The purchase terms also provided for Caliper to issue Berwind an additional 1.575 million contingent shares if certain financial targets are met in 2003 and 2004. These targets were not achieved in 2003 causing the obligation to issue 787,500 contingent shares to lapse. If the 2004 targets are achieved, the fair value of the additional shares issued will be added to the purchase price and allocated to goodwill.

     Zymark’s operations, assumed as of the date of the acquisition, have been included in the results of operations of Caliper beginning on July 14, 2003 and, as a result, are not reflected in the results of operations for the quarter ended March 31, 2003. The acquisition was accounted for as a purchase in accordance with SFAS No. 141, “Accounting for Business Combinations”, and Caliper accordingly allocated the purchase price of Zymark based upon the estimated fair value of net assets acquired and liabilities assumed. The components and allocation of the purchase price consisted of the following (in thousands):

Cash and cash equivalents	$5,803
Other current assets	17,665
Other assets	2,838
Liabilities assumed	(19,903)
Identifiable intangible assets	19,165
Goodwill	47,262

$72,830

     Acquired intangible assets consisted of the following as of March 31, 2004 (in thousands):

			Accumulated
	Useful Life	Fair Value	Amortization	Net Value
Developed Technology	5 years	$14,314	$2,028	$12,286
Customer List	5 years	3,640	516	3,124
Backlog	0.5 years	1,211	1,211	—

		$19,165	$3,755	$15,410

     Fair value was determined by an independent appraisal and was based upon expected future discounted cash flows taking into account risks related to the characteristics and application of the technology, existing and future markets and assessments of the life cycle stage of the technology. Amortization expense was $1.0 million during the quarter ended March 31, 2004. Scheduled amortization expense related to the intangible assets in the current and future fiscal periods is as follows (in thousands):

12-month period ending March 31:	Amount
2005	$3,591
2006	3,591
2007	3,591
2008	3,591
2009	1,046

$15,410

     Unaudited pro forma operating results for Caliper for the three months ended March 31, 2004 and 2003, assuming the acquisition was completed as of January 1, 2002, is as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2004	2003
Revenue	$16,933	$18,378
Operating loss	(10,103)	(12,492)
Net loss	(10,036)	(12,034)
Basic and diluted loss per share	(0.35)	(0.49)

     The unaudited pro forma financial information is presented for informational purposes only, and is not necessarily indicative of Caliper’s operating results had the acquisition been completed on the date for which the pro forma results give effect.

3. Inventories

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

	March 31,	December 31,
	2004	2003
Raw material	$5,531	$5,929
Work-in-process	941	1,087
Finished goods	5,266	4,564

Total	$11,738	$11,580

     Caliper reserves or writes off 100% of the cost of inventory that it specifically identifies and considers obsolete or excessive to fulfill future sales estimates. Caliper defines obsolete inventory as inventory that will no longer be used in the manufacturing process. Excess inventory is generally defined as inventory in excess of projected usage, and is determined using management’s best estimate of future demand at the time, based upon information then available to Caliper. Caliper uses a twelve-month demand forecast and, in addition to the demand forecast, Caliper also considers: (1) parts and subassemblies that can be used in alternative finished products; (2) parts and subassemblies that are unlikely to be engineered out of Caliper’s products; and (3) known design changes which would reduce Caliper’s ability to use the inventory as planned. During the three months ended March 31, 2004, Caliper recorded charges of $244,000 to cost of product revenues to reserve for excess and obsolete inventories. During three months ended March 31, 2003, there were no charges recorded.

4. Comprehensive Income (Loss)

     The components of comprehensive loss included within stockholders’ equity for the three months ended March 31, 2004 and 2003 are as follows (in thousands):

	Three Months Ended
	March 31,
	2004	2003
Net loss	$(10,036)	$(9,968)
Unrealized loss on marketable securities	(49)	(25)
Foreign currency translation gain	28	—

Comprehensive loss	$(10,057)	$(9,993)

5. Related Party

     The Company holds an investment in a privately-held entity, Amphora Discovery Corp. As of December 31, 2003, Amphora was no longer considered a related party as Caliper’s ownership interest in Amphora declined to a fraction of 1%. Caliper no longer employs the equity method of accounting for its investment in Amphora, and fully recognized all previously deferred revenues on sales to Amphora as of December 31, 2003. For the quarter ended March 31, 2003, Caliper had recognized $586,000 in related-party revenue consisting of sales of Caliper 250 drug discovery system products, LabChip devices, and datapoints to Amphora.

6. Significant Concentrations

     In the first quarter of 2004, one customer, Agilent, represented approximately 10% of total revenues. In the first quarter of 2003, Agilent, Aclara and Amphora represented 46%, 11%, and 10%, respectively, of total revenues.

     One customer represented 13% of Caliper’s outstanding accounts receivable balance as of March 31, 2004. As of December 31, 2003, no individual customer accounted for greater than 10% of outstanding accounts receivable.

7. Restructuring Activities

     On May 6, 2003, due to the continuing broad economic slowdown and reduced research and development spending by biopharmaceutical companies, Caliper conducted a reduction in force that resulted in a further downsizing of its employee work force by 26 people, or approximately 10%. Caliper believed this planned action, was necessary to better align Caliper’s organizational structure with these depressed market conditions and customer demand. The May 2003 downsizing primarily affected Caliper’s research and development staff where it continues to change the focus of its product development and technology research to align more with the changing needs of its customers. Caliper incurred a charge of $322,000 in the second quarter of 2003 for severance payments and related benefits, with all employee separations completed and payments distributed by the end of June 2003.

     As a result of the acquisition of Zymark, on August 5, 2003, Caliper conducted a reduction in force that downsized its workforce by 37 positions, or 7% of the total headcount of Caliper and the newly acquired Zymark. The reduction was the first of two phases of reductions designed to eliminate redundancies and increase organizational efficiencies within the newly combined company and primarily affected manufacturing, sales and administration. Of the 37 positions, 33% occurred in August 2003 with the remainder to take place by the end of June 2004. Caliper incurred a charge of $774,000 in the third quarter of 2003 for severance payments and related benefits. Of the amount included in other accrued liabilities as of March 31, 2004, $101,000 is related to the August 2003 downsizing. All separations and related payments are expected to be completed in 2004.

     In November 2003, Caliper closed one of its three facilities in Mountain View, California that was used primarily for instrument manufacturing and research and development activities, and recognized a $7.7 million charge for costs to be incurred over the remainder of the lease for which there is no expected ongoing economic benefit. In accordance with Statement of Financial Accounting Standard No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” Caliper recorded a liability equal to the fair value of the remaining lease payments as of the cease-use date. Fair value was determined based upon the discounted present value of remaining lease rentals (5% discount rate used) for the 28,800 square feet previously occupied, reduced by the discounted present value of future estimated sublease rentals, starting from January 2005 through the end of the lease, that could be obtained for the property even if Caliper does not enter into a sublease.

     On December 3, 2003, in connection with consolidating the previously separate operations of Caliper and Zymark, Caliper conducted a second reduction in force that downsized its workforce by 37 positions, or 8% of total headcount. This second phase primarily affected research and development staff as a result of strategy and priority decisions finalized during the fourth quarter of 2003. Caliper incurred a charge of $2.7 million in the fourth quarter of 2003 for severance payments and related benefits. Of the amount included in other accrued liabilities at March 31, 2004, $162,000 is related to the December 2003 downsizing. All separations and related payments are expected to be completed in 2004.

     The following table summarizes the restructuring activity (in thousands):

	Severance	Facility
	and	Lease
	Related	Accrual	Total
Balance, December 31, 2003	$2,083	$7,819	$9,902
Restructuring credits	(134)	—	(134)
Accretion of facility lease accrual	—	52	52
Payments	(1,686)	(533)	(2,219)

Balance, March 31, 2004	$263	$7,338	$7,601

8. Commitments

     The following are contractual commitments as of March 31, 2004 associated with debt and lease obligations:

			Other Long-term
			Obligations
		Obligations Under	included in Other
	Operating	Sale-Leaseback	Non-current
	Leases	Arrangements	Liabilities
	(In thousands)
12-month period ending December 31:
2004	$5,410	$1,282	$370
2005	7,002	163	370
2006	6,164	—	—
2007	6,080	—	—
2008	4,066	—	—
Thereafter	482	—	—

Total minimum lease and principal payments	$29,204	1,445	740

Amount representing interest		$(93)	(25)

Present value of future payments		1,352	715
Current portion of sale-leaseback arrangements and other obligations		(1,192)	(365)

Noncurrent portion of obligations		$160	$350

Letters of Credit

     Caliper has pledged a certificate of deposit of $2.5 million as collateral on outstanding letters of credit related to Caliper’s Mountain View, California facility lease agreements. In addition to the outstanding letters-of-credit related to the Mountain View operating lease agreements described above, Caliper issued a $663,000 letter-of-credit to secure certain customer deposits in Germany. These commitments are classified as security deposits in the accompanying balance sheet.

Other Long-Term Obligation

     In connection with the acquisition of Labotec by Zymark in August 2002, Caliper is obligated to make non-interest-bearing deferred purchase price payments of 900,000 Euros to the former owner. As of March 31, 2004, the U.S. dollar value of the remaining obligation totaled $716,000 and is due in two remaining installments on August 13, 2004 and 2005.

Inventory Purchases

     As of March 31, 2004, Caliper had a non-cancelable purchase commitment in the amount of approximately $252,000 with its foreign supplier for the purchase of proprietary glass stock used in the manufacture of certain types of its chips.

Royalties

     During the fourth quarter of 2002, Caliper entered into an amendment and restatement of Caliper’s existing license agreements with UT-Battelle, LLC under which Caliper obtained an exclusive license to the patents covering the inventions of Dr. J. Michael Ramsey. Royalty obligations to UT-Batelle during the three months ended March 31, 2004 and 2003, were $18,000 and $89,000, respectively. Caliper also has an exclusive license from the Trustees of the University of Pennsylvania to certain patents relating to microfluidic applications and chip structures. The minimum royalty obligations under these licenses rise over time, but never exceed $213,000 per year.

9. Adopted Pronouncement

     In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an interpretation of ARB 51” and in December 2003, the FASB issued FIN No. 46 (revised December 31, 2003), “Consolidation of Variable Interest Entities” (“FIN 46-R”) to address certain FIN 46 implementation issues. The primary objectives of FIN 46 and FIN 46-R are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities”) and how to determine when and which business enterprise (the “primary beneficiary”) should consolidate the variable interest entity. This new model for consolidation applies to an entity in which either: (i) the equity investors (if any) do not have a controlling financial interest; or (ii) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 and FIN 46-R require that the primary beneficiary, as well as all other enterprises with a variable interest in a variable interest entity, make additional disclosures. Certain disclosure requirements of FIN 46 were effective for financial statements issued after January 31, 2003. The implementation provisions of FIN 46-R became effective for Caliper during the quarter ended March 31, 2004.

     The adoption of the provisions of both Fin 46 and Fin 46-R did not impact Caliper’s financial statements.

10. Subsequent Event

     On April 15, 2004, Caliper purchased from Amphora Discovery Corp. certain technology rights and know-how related to improving the performance of certain types of cell-based assays on a microfluidic chip. Caliper paid $200,000 in cash and issued to Amphora $900,000 in credit to purchase products from Caliper in exchange for the acquired technology and know-how. Caliper will also pay royalties to Amphora based on future sales of cell-based assays. Caliper expects to further develop the acquired technology and adapt it for potential applications and uses on the Caliper 3000 instrument platform. Given that additional development work is necessary to produce a commercially saleable product based on this technology, and the absence of material revenue streams currently derived from the acquired technology, the entire $1.1 million in consideration will be recorded as research and development expense during the second quarter of 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of March 31, 2004 and for the three month periods ended March 31, 2004 and March 31, 2003 should be read in conjunction with our financial statements included in this Quarterly Report on Form 10-Q and Management’s Discussion and Analysis of Financial Condition and Results of Operations and our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003.

     The discussion in this report contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to these differences include those discussed under the caption “Factors Affecting Operating Results” below as well as those discussed elsewhere. The cautionary statements made in this report should be read as applying to all related forward-looking statements wherever they appear in this report.

Executive Summary

Business

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

     In July 2003, Caliper acquired Zymark Corporation, a pioneer and leader in the field of laboratory automation, robotics and advanced liquid handling solutions. Our financial results include the results of the acquired Zymark business for all periods after July 14, 2003. Zymark, founded in 1981, manufactured and sold products and services to a multitude of customers in the pharmaceutical, biotechnology, chemical, agriculture and food industries worldwide. We substantially completed our integration of the Zymark business by the end of 2003 and, effective April 2, 2004, we completed a legal merger of Zymark into Caliper. We no longer actively market our products under the Zymark trade name, although we will continue to sell products under Zymark trademarks on a transitional basis.

     Our strategy is to evolve the company’s various product platforms into technologically advanced liquid handling and LabChip systems that offer efficiency, versatility, and high quality data to customers for genomics and proteomics, and drug discovery research applications. In addition, we believe that our microfluidics technology may be particularly suitable for certain applications in molecular diagnostics, and we are actively investigating opportunities in this area.

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

Overview of First Quarter- 2004

     Revenue for the first quarter of 2004 was $16.9 million, an increase of $11.3 million from $5.6 million in the same quarter a year ago. This increase is principally attributable to sales of the acquired Zymark products and service revenues associated with the installed base of products of the acquired Zymark business. As a result of the Zymark acquisition, we have greater resources dedicated to sales and marketing, including approximately 86 employees as of March 31, 2004 versus 18 employees as of March 31, 2003, and an expanded global reach through our international subsidiaries and network of distributors.

     Our goal is to attain more stable and sustainable revenue growth through increased sales of our instruments and equipment to a more diversified customer base and by increasing the percentage of our total revenue that arises from recurring revenue sources, such as chips, services, annual maintenance contracts and other consumable products (which we refer to as aftermarket revenue). Attaining this goal will represent a significant change for Caliper. Prior to our acquisition of Zymark, our revenues had been derived from a relatively small number of customers, which revenues in some cases were expected to cease or decline substantially as existing contractual commitments were satisfied. For example, for the quarter ended March 31, 2003 revenue from Agilent, Aclara Biosciences and Amphora Discovery Corp. in the aggregate represented approximately 67% of our total revenue, whereas for the quarter ended March 31, 2004 we had no revenue from either Aclara or Amphora, and revenue from sales to Agilent only represented approximately 10% of our total revenue for the quarter. Aftermarket revenue from customers using our liquid handling, automation and LabChip products, was approximately 40% of our total revenue during the first quarter of 2004, although this percentage in any given quarter is not necessarily indicative of the amount of aftermarket revenue that we will achieve for the entire fiscal year. Our long-term goal is to increase this percentage to 50% of total revenues by 2008.

     In addition to our enhanced commercial infrastructure, we are targeting the development of new and innovative product solutions that combine our microfluidic technologies and laboratory automation expertise. In the first quarter of 2004, we announced a multi-year collaboration and supply agreement to develop and provide automated target sample preparation instruments for Affymetrix’ commercialized proprietary microarray system and future GeneChip® platforms. We expect these new automation systems to substantially reduce array processing time, reduce variability and labor costs, and enable researchers to industrialize their genomic research. The two companies are working together to develop products that leverage Caliper’s expertise in high-throughput automation and microfluidics with Affymetrix’ expertise in microarray technology and applications. We expect the first products to be launched by late 2004, which will automate microarray target preparation steps including hybridization, washing and staining. We are currently in the initial development phase of this collaboration. Also occurring in the first quarter was the formation of a drug development consortium between Caliper and three major pharmaceutical companies to develop upgrades for Caliper’s broadly deployed tablet processing workstations. The consortium is another example of the “shared investment” model that Caliper uses to ensure the commercial relevance of products to the customer.

     We are also seeking to grow our revenue through the commercialization of new products for drug discovery, drug development, and genomics and proteomics research. During the first quarter of 2004, we announced several new products, including: the LabChip 3000 drug discovery system; the LabChip 90 automated electrophoresis system; the Sciclone inL10 automated liquid handling system; and the Staccatto iBLOX automated workstation. We have received positive customer feedback and some initial orders for these new products, but because these products have only recently been made available to customers, we are uncertain as to the impact these new products will have on our revenue in future periods.

     In addition to our goal of attaining more stable and sustainable revenue growth, we are continuing to focus on improving our gross margins and controlling costs in order to be able to achieve operating cash flow break-even at lower overall revenues. We believe that we are on target to achieve our objective to end 2004 with at least $40 million in cash, cash equivalents and marketable securities, and our longer term objective of achieving positive cash flows from operating activities by the fourth quarter of 2005.

Critical Accounting Policies

     The critical accounting policies used in the preparation of our financial statements that we believe affect our more significant judgments and estimates used in the preparation of our consolidated financial statements presented in this report are described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003. There have been no material changes to the critical accounting policies.

Results of Operations for the Three Months Ended March 31, 2004 and 2003

Revenue

	Three Months Ended
	March 31,
(In thousands)	2004	2003	$ Chg.	% Chg.
Product revenue	$12,009	$2,910	$9,099	312.7%
Service revenue	3,061	—	3,061	nm
License fees and contract revenue	1,863	2,116	(253)	(12.0)%
Related party revenue	—	586	(586)	nm

Total Revenues	$16,933	$5,612	$11,321	201.7%

     The increase in total revenue in 2004 was due principally to the additional product and service revenues added by the acquired Zymark business, offset in part by the decrease in license fees and contract revenue, and the decrease in sales to Amphora, a former related party. During the quarter ended March 31, 2004, we had no datapoint revenue from Amphora in comparison to $450,000 of minimum datapoint revenue included in related party revenue in the first quarter of 2003. Amphora is not obligated to make any further datapoint payments to us until they fully utilize the number of datapoints to which they are entitled due to a prior $1.8 million required minimum payment to us that was fully recognized as revenue over the twelve month period ended November 30, 2003. We do not expect to receive any additional datapoint revenues from Amphora for at least the remainder of 2004. License fees and contract revenues decreased as a result of the decreases in Aclara license fees in the amount of $625,000 and Agilent contract revenue in the amount of $737,000, offset by an increase of $1.1 million consisting primarily of contract revenue from other collaboration partners. The decrease in contract revenue from Agilent is the result of there being no current product development activity with Agilent. However, we anticipate we will receive some level of development funding from Agilent this year. The increase in contract revenues from our other collaboration partners is due, in part, to our efforts to develop applications with new commercial partners.

Costs

	Three Months Ended
	March 31,
(In thousands)	2004	2003	$ Chg.	% Chg.
Cost of product revenue	$8,621	$2,220	$6,401	288.3%
Cost of service revenue	1,641	—	1,641	nm
Cost of related party revenue	—	78	(78)	(100.0)%

     The increase in cost of product revenue is due primarily to the increase in product revenues generated from sales of Zymark products and includes an approximate $1.0 million increase in the amount of overhead costs reflected in cost of product revenues in the first quarter of 2004, whereas in the first quarter of 2003 this approximate $1.0 million of manufacturing overhead was reflected in research and development expenses. After our acquisition of Zymark, we undertook an extensive evaluation of our then-ongoing R&D programs and prioritized our R&D investments on the basis of their commercial attractiveness. As a result of our new commercial product focus, unabsorbed overhead associated with chip manufacturing is included in of cost of product revenue whereas prior to September 2003 we treated these unabsorbed costs as R&D expense.

     Our gross margin on product revenue increased to 28.2% in the first quarter of 2004 as compared to 23.7% in the first quarter of 2003. This improvement occurred as a result of the incremental contribution from the additional product revenue added from the Zymark business. The improvement occurred despite the reallocation of $1.0 million to manufacturing overhead that was previously reflected in research and development expenses as described above. The effect of the reallocation of overhead on gross margin was substantially offset by $850,000 of revenue as a result of software product upgrades sold to a customer during the first quarter of 2004 for which there were no associated product costs. Software sales of this magnitude are infrequent in nature and are not expected to be a material source of revenues in future periods. On an overall basis, our total gross margin (total revenues minus total cost of revenues divided by total revenues) declined, consistent with our expectations, to 39.3% in the first quarter of 2004 from 59.1% in the first quarter of 2003. This decrease was the result of the overwhelming decrease in the percentage of total revenues represented by license fees and contract revenue, with which no costs are associated. Cost of service revenue in the first quarter of 2004 represents costs incurred in relation to providing billable services and supporting installed systems under annual maintenance contracts, including parts replacement and service labor and overhead. Gross margin on service revenue was 46.4% during the first quarter of 2004. We had no service revenues in the 2003 period.

Expenses

	Three Months Ended
	March 31,
(In thousands)	2004	2003	$ Chg.	% Chg.
Research and development	$6,466	$9,411	$(2,945)	(31.3)%
Selling, general and administrative	7,699	4,569	3,130	68.5%
Stock-based compensation	1,695	188	1,507	801.6%
Amortization of intangible assets	1,048	—	1,048	nm
Restructuring charges	(134)	—	(134)	nm

     During the first quarter of 2004, research and development and selling, general and administrative expenses totalled $14.2 million compared to $14.0 million in the comparable quarter of 2003. We achieved this relatively constant level of such expense due to the realization of operating efficiencies following our combination with Zymark and our subsequent integration and restructuring efforts in 2003, which included the elimination of approximately 100 positions, including a number of senior management positions, closure of one of our Mountain View, California facilities, strategic prioritization of our R&D investments on the basis of their commercially attractiveness, favorable resolution of our lawsuit against Molecular Devices Corp., and continued attention on cost containment.

Research and Development Expenses. The decrease in research and development expenses is primarily due to our evaluation and prioritization of R&D programs which led to a lower level of R&D activities and associated employee downsizing actions in 2003 and, as discussed above, the reduced amount of overhead allocated to R&D as a result of our increased commercial emphasis since we acquired Zymark. These decreases to research and development more than offset the incremental expenses associated with continuing R&D programs assumed in our acquisition of Zymark. As discussed in Note 10 to the consolidated financial statements in Item I of this report, we expect to incur an approximate $1.1 million charge to research and development in the second quarter of 2004 related to our purchase of certain technology under development which we acquired in April 2004.

     Selling, General and Administrative Expenses. Our selling, general and administrative expenses increased primarily due to the additional costs of Zymark, offset in part by cost synergies realized through our integration efforts.

     Stock-based Compensation. The increase in stock based compensation is primarily due to the option accelerations and other stock-based expenses incurred in connection with employment and separation agreements with former executives and other senior employees whose employment was terminated during the first quarter, and amortization of restricted stock awards granted to retain certain key executives and employees of Zymark. Assuming no changes to current outstanding stock awards or changes in personnel, we estimate stock-based compensation to be approximately $500,000 over the remainder of 2004, including approximately $300,000 during the second fiscal quarter.

     Amortization of Intangible Assets. Amortization of intangible assets consists solely of amortization of the intangible assets acquired in the Zymark acquisition, as more fully described in Note 2 to the consolidated financial statements in Item 1 of this report. Scheduled amortization is $3.6 million for the next five years, with the remaining $1.0 million in the sixth year.

Interest Income, Net

	Three Months
	Ended
	March 31,
(In thousands)	2004	2003	$ Chg.	% Chg.
Interest income, net	$199	$921	$(722)	(78.4)%

     Interest income, net decreased due to lower cash, cash equivalents and marketable securities balances over the first quarter of 2004 as compared to the same quarter in 2003 and, to a lesser extent, the decline in interest rate yields in the first quarter of 2004 relative to the same period one year ago.

Liquidity and Capital Resources

     Our cash, cash equivalents and marketable securities were $56.0 million at March 31, 2004 compared to $66.7 million as of December 31, 2003.

     We have financed our operations from inception primarily through equity sales, product sales and services, contract and milestone payments and $32.5 million received from the comprehensive settlement agreement with Aclara, and equipment financing under sale lease-back arrangements. The inclusion of Zymark’s results of operations after July 14, 2003 had a significant impact on the business and the comparability of cash flows on a period-over-period basis.

Cash Flows

	Three Months Ended
	March 31,
			Increase
(In thousands)	2004	2003	(Decrease)
Cash provided by (used in)
Operating Activities	$(10,607)	$(9,524)	$(1,083)
Investing Activities	6,298	867	5,431
Financing Activities	1,001	(655)	1,656

     Operating Activities. During the first quarter of 2004, we paid out $1.7 million in severance payments, which is included in the overall net change in other accrued liabilities for the quarter, as compared to zero in first quarter of 2003. Accounts receivable used cash of $2.9 million during the first quarter of 2004, as compared to cash used of $722,000 during the first quarter of 2003. The increased use of cash was due to slower collections, and was primarily attributable to delayed payments from three specific large customers, all of which were fully collected in April 2004. Inventories used cash of $158,000 during the first quarter of 2004, as compared to cash generated of $1.2 million during the first quarter of 2003. The increase in use of cash for inventories during the first quarter of 2004 is primarily related to an increase in demonstration inventories and the initial build up of inventories related to the LabChip 3000 system. In 2003, our inventory balances were generally more reactive to specific product sales due to our overall lower level of product sales prior to acquiring Zymark. Deferred revenue generated $977,000 of cash during the first quarter of 2004, as compared to cash used of $457,000 during the first quarter of 2003. The increase in cash generated from deferred revenue during the first quarter of 2004 was due to an increase in advance customer payments and annual maintenance contracts on our products and an increase in the amount of revenue deferred revenue on product shipments not yet recognized as revenue in accordance with our revenue recognition policy; this increase compared to a decrease in deferred revenue in the first quarter of 2003 caused by the recognition of revenues for which cash had been received in prior periods. The remainder of cash used in operations was $6.8 million related to our operations and all other minor non-cash changes in working capital during the first quarter of 2004, as compared to $9.6 million of cash used for operations and all other non-cash changes in working capital in the first quarter of 2003. We expect to utilize less cash to fund our operations each quarter throughout the remainder of 2004.

Investing Activities. In the first quarter of 2004, we generated $7.4 million in cash from net sales and maturities of marketable securities and used $1.1 million of cash for property and equipment purchases, including $760,000 invested in the purchase and ongoing implementation of our new ERP system during the first quarter of 2004. We expect to invest a total of between $3 - $4 million on property and equipment during 2004 including the investment in the ERP system.

Financing Activities. In the first quarter of 2004, we generated $1.0 million in cash from financing activities, reflecting $1.5 million from the sale of our common stock pursuant to exercises of stock options, offset in part by $500,000 of payments under sales-leaseback arrangements.

     Our commitments under leases and other obligations as of March 31, 2004 were not materially different from that as of December 31, 2003. As of December 31, 2003, we had commitments under leases and other obligations totaling $34.7 million, payable in varying amounts over five years, as more fully described in Item 7 of our Annual Report on Form 10-K.

     Our capital requirements depend on numerous factors including market acceptance of our products, the resources we devote to developing and supporting our products, acquisitions and other factors. We expect to devote substantial capital resources to continue our research and development efforts, to expand our support and product development activities, and for other general corporate activities. Based on our long-term strategic plan updated for the acquisition of Zymark, we believe that our current cash balances, together with the revenue to be derived from our commercial partners and from commercial sales of our microfluidic and lab automation products and services will be sufficient to fund our operations at least through the year 2005. Our future capital requirements will depend on many factors, including, among others:

•	growing market acceptance of our microfluidic and lab automation products;

•	continued scientific progress in our microfluidic, lab automation and robotic research and product development programs;

•	the magnitude and scope of our research and product development programs;

•	our ability to maintain existing, and establish additional, corporate partnerships and licensing arrangements;

•	the time and costs involved in expanding and maintaining our manufacturing facilities;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims;

•	the potential need to develop, acquire or license new technologies and products; and

•	other factors not within our control.

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

     Financial Projections. We are providing financial projections for the second quarter of 2004, and reaffirming our projections for full year 2004 and our longer-range objectives for generating positive cash flows from operations, as set forth below. The key financial projections we are providing are as follows:

•	We expect full year revenues for 2004 to be approximately $80 million to $85 million, and second quarter 2004 revenues to be approximately $18 to $19 million.

•	We expect full year selling, general and administrative, and research and development expenses to be approximately $59 to $63 million, inclusive of the $1.1 million research and development charge discussed in Note 10 to the consolidated financial statements in Item 1 of this report.

•	We expect our gross profit, calculated by subtracting projected cost of product and service revenues from our total projected revenues, to be approximately 40% of total revenues in 2004, depending significantly on our overall mix of total revenues. We expect to use cash of between $20 million and $25 million during 2004, including an estimated $3.0 million to $4.0 million to be used for capital expenditures including a new Enterprise Resource Management System to replace our current systems which we deem inadequate to support our expected future growth. We expect cash, cash equivalents and marketable securities to be in excess of $40 million as of December 31, 2004.

•	We expect to attain positive cash flows from operations by the fourth quarter of 2005.

     We have incurred operating losses since our inception and expect to incur losses for the foreseeable future. While we have significantly reduced our research and development expenses, we will continue to make significant investments in R&D over the next several years. We believe that our acquisition of Zymark will have the effect of increasing revenues and decreasing our overall net loss in the near term. The financial projections that we have provided above forward-looking statements that are subject to risks and uncertainties, and are only made as of the date of the filing of this Form 10-Q. These projections are based upon assumptions that we have made and believe to be reasonable. However, actual results may vary significantly from these projections due to the risks and uncertainties inherent in our business as described in the section entitled “Factors Affecting Operating Results” below.

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

     Many of our microfluidic technologies, which we developed prior to our acquisition of Zymark on July 14, 2003, are still in the early stages of development, and our drug discovery and automated electrophoresis systems incorporating these technologies have only recently begun to be used commercially. If these systems do not gain further market acceptance, we will be unable to generate significant sales of these products and our revenue may grow more slowly than expected or decline. The commercial success of our LabChip products will depend upon capital spending by our potential customers, and market acceptance of the merits of our drug discovery and automated electrophoresis systems by pharmaceutical and biotechnology companies, academic research centers and other companies that rely upon laboratory experimentation. Market acceptance will depend on many factors, including:

•	our ability to demonstrate the advantages and potential economic value of our LabChip drug discovery systems over alternative well-established technologies;

•	our ability to develop novel functionalities for our LabChip products and instrument systems that enable customers and potential customers to perform functions that are not possible with traditional lab research technologies;

•	capital spending by our customers and potential customers, which has been sluggish as a result of current economic conditions and other industry-specific factors; and

•	our ability to market our drug discovery systems.

     Because the LabChip products and automated electrophoresis systems have been in operation for only a limited period of time, their accuracy, reliability, ease of use and commercial value have not been fully established. If the first customers do not endorse our initial drug discovery systems because these systems fail to generate the quantities and quality of data they expect, are too difficult or costly to use, or are otherwise deficient, market acceptance of these drug discovery systems would suffer and further sales may be limited. We cannot assure you that these customers’ efforts to put our high throughput systems into use will continue or will be expeditious or effective. Potential customers for our drug discovery systems may also wait for indications from our initial drug discovery system customers that our drug discovery systems work effectively and generate substantial benefits. Further, non-acceptance by the market of our initial drug discovery systems could undermine not only those systems but subsequent drug discovery systems as well. Our microfluidic-based drug discovery systems are now being marketed and sold principally by the sales and marketing organization we acquired with our acquisition of Zymark. These systems and the technologies on which they are based are new to this sales and marketing organization, which may limit our ability to effectively market and sell these systems.

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

     We intend to continue developing new, lower cost versions of our microfluidic-based drug discovery systems with enhanced features that address existing or emerging customer needs, such as novel assay functionalities. If we are unable to do so, our drug discovery systems may not become more widely used and we may experience a decline in revenue or slow revenue growth and may not achieve or maintain profitability. We currently have several assays in development including assays that measure many important activities of cells and proteins. We are developing line extensions that are particularly well suited for the evaluation of kinases, one of the largest focus areas of drug discovery efforts today. We are creating new tools to make it easier for our customers to develop their own custom assays in a microfluidic format. We are also developing kinase profiling and selectivity screening kits. If we are not able to complete the development of any of these applications and tools, or if we experience difficulties or delays, we may lose our current customers and may not be able to obtain new customers.

We are subject to the capital spending patterns of the pharmaceutical industry, which over the past several years have been adversely impacted by general economic conditions, industry consolidation and increased competition.

     Many of our instrument products represent relatively large capital expenditures by our customers. During the past several years, many of our customers and potential customers, particularly in the pharmaceutical industry, have reduced their capital spending budgets because of generally adverse prevailing economic conditions, consolidation in the industry and increased pressure on the profitability of pharmaceutical companies, due in part to more competition from generic drugs. If our customers and potential customers do not increase their capital spending budgets, because of continuing adverse economic conditions or further consolidation in the industry, we could face weak demand for our products, in particular our products used for high-throughput screening. If the demand for our instrument products is weak because of constrained capital spending by our pharmaceutical industry customers and potential customers, we may not achieve our targets for revenue and cash flow from operations.

Our acquisition of Zymark and other potential acquisitions may have unexpected consequences or impose additional costs on us.

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

     We have experienced significant operating losses each year since our inception and expect to incur substantial additional operating losses for the years 2004 and 2005, primarily as a result of a current sluggish economic climate, dampened life sciences research spending by many of our customers and expected continuing expenses for manufacturing capabilities, research and product development costs and general and administrative costs. We may never achieve profitability. As of March 31, 2004, we had an accumulated deficit of approximately $145.1 million. Our losses have resulted principally from costs incurred in research and development, product marketing and from general and administrative costs associated with our operations. These costs have exceeded our interest income and revenue which, to date, have been generated principally from product sales, collaborative research and development agreements, technology access fees, cash and investment balances.

Our operating results fluctuate significantly and any failure to meet financial expectations may disappoint securities analysts or investors and result in a decline in our stock price.

     Our quarterly operating results have fluctuated significantly in the past, and we expect they will continue to fluctuate in the future, even with our combination with Zymark, as a result of many factors, some of which are outside of our control. For example, many of our products represent relatively large capital expenditures for our customers, which leads to variations in the amount of time it takes for us to sell our products because customers may take several months or longer to evaluate and obtain the necessary internal approvals for the purchase of our products. In addition, a significant portion of our revenues is derived from sales of relatively high-priced products, and these sales are generally made by purchase orders and not long-term contracts. Delays in receipt of anticipated orders for higher-priced products could lead to substantial variability of revenue from quarter to quarter. Furthermore, Zymark historically received purchase orders and shipped a significant portion of each quarter’s product orders near the end of the quarter. If that pattern continues, even short delays in the receipt of orders or shipment of products at the end of a quarter could result in shipment during the next quarter, which could have a material adverse effect on results of operations for the quarter in which the shipment did not occur. In addition, Zymark’s business was historically affected by capital spending patterns of its customers with a greater percentage of purchases, and therefore higher revenues, occurring in the second half of the year. There can be no assurance that this trend will continue. For all of these and other reasons, it is possible that in some future quarter or quarters, our operating results will be below the expectations of securities analysts or investors. In this event, the market price of our common stock may fall abruptly and significantly. Because our revenue and operating results are difficult to predict, we believe that period-to-period comparisons of our results of operations are not a good indication of our future performance.

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

     Although Agilent manufactures the Agilent 2100 Bioanalyzer, we manufacture the chips used in this instrument and also currently manufacture instruments and sipper chips for our drug discovery systems. We currently have limited manufacturing capacity for our LabChip products and automated drug discovery system products and experience variability in manufacturing yields for chips and automated drug discovery products. If we fail to deliver chips and automated drug discovery products in a timely manner, our relationships with our customers could be seriously harmed, and revenue would decline. We currently have one manufacturing location for LabChip products in Mountain View, California, and one manufacturing location for instruments and other products located in Hopkinton, Massachusetts. The actual number of chips we are able to sell or use depends in part upon the manufacturing yields for these chips. We have only recently begun to manufacture significant numbers of sipper chips and are continuing to develop our manufacturing procedures for these chips. In order to offer sipper chips with more than four capillaries for drug discovery applications, we will need to continue to achieve consistently high yields in this process. We have experienced difficulties in manufacturing both our chips and instruments. We cannot assure you that manufacturing or quality problems will not continue or arise as we attempt to scale-up our production of chips or that we can scale-up manufacturing in a timely manner or at commercially reasonable costs. If we are unable to consistently manufacture sipper chips or chips for the Agilent 2100 Bioanalyzer on a timely basis because of these or other factors, our product sales will decline. We are currently manufacturing drug discovery instruments in-house and in limited volumes. If demand for our drug discovery instruments increases significantly, we will either need to expand our in-house manufacturing capabilities or outsource to other manufacturers, which could result in a decrease in yields, and therefore an increase in manufacturing costs and a decrease in net income from sales.

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

     Historically, we have had very few customers and one commercial partner, Agilent, from which we have derived the majority of our revenue, although our acquisition of Zymark in July 2003 greatly expanded our customer base. During the period ended March 31, 2004, Agilent accounted for 10% of total revenues. If we were to lose any one or more of our significant customers, our revenue could decrease significantly.

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

     Although we anticipate that future sales of the Agilent 2100 Bioanalyzer system will further expand our revenue base, under the surviving provisions of our agreement with Agilent, our gross margin share of collaboration products sold by Agilent will begin to decline at the end of 2004. If sales of these products do not increase fast enough to offset the decline in our gross margin share, the amount of revenue we receive from Agilent will decline.

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

     Now that our agreement with Agilent is terminated, Agilent’s sales of collaboration products could be reduced due to competition from us or our other commercial partners. In such event, the revenue we would receive from Agilent could be reduced by more than the revenue we receive from other commercial partners. Further, Agilent may decide for reasons wholly independent of competition to reduce its sales efforts and/or pricing for these products. If Agilent does so, our revenue may decline.

     Finally, if we do not enter into a new research and development funding agreement with Agilent, we anticipate that research and development funding from Agilent for existing collaboration products will continue to decline in 2004, and we could cease to receive development funding from Agilent for new products.

We depend on our key personnel, the loss of whom would impair our ability to compete.

     We are highly dependent on the principal members of our management, especially our Chief Executive Officer, and certain of our scientific staff. The loss of services of any of these persons could seriously harm our product development and commercialization efforts. In addition, research, product development and commercialization will require additional skilled personnel in areas such as chemistry and biology, software engineering and electronic engineering. Our business is located in Silicon Valley, California, and, with the acquisition of Zymark, in the Boston metropolitan area, where demand for personnel with these skills remains high, and may increase further as the economic outlook in these areas improves. As a result, competition for and retention of personnel, particularly for employees with technical expertise, is intense and the turnover rate for these people is high. If we are unable to hire, train and retain a sufficient number of qualified employees, our ability to conduct and expand our business could be seriously reduced. The inability to retain and hire qualified personnel could also hinder any planned expansion of our business.

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

We rely on patents to protect a large part of our intellectual property and our competitive position, especially in our microfluidics business. In order to protect or enforce our patent rights, we may initiate patent litigation against third parties, such as the patent infringement suit against Molecular Devices we settled in November 2003. These lawsuits could be expensive, take significant time, and could divert management’s attention from other business concerns. They would put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing. We may also provoke these third parties to assert claims against us. Patent law relating to the scope of claims in the technology fields in which we operate is still evolving and, consequently, patent positions in our industry are generally uncertain. We cannot assure you that we will prevail in any of these suits or that the damages or other remedies awarded, if any, will be commercially valuable. During the course of these suits, there may be public announcements of the results of hearings, motions and other interim proceedings or developments in the litigation. If securities analysts or investors perceive any of these results to be negative, it could cause our stock price to decline.

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

     We rely on a single manufacturing location to produce our chips and drug discovery systems, and a single location to produce Zymark’s laboratory automation and robotics systems, with no alternative facilities. These facilities and some pieces of manufacturing equipment are difficult to replace and could require substantial replacement lead-time. Our manufacturing facilities may be affected by natural disasters such as earthquakes and floods. Earthquakes are of particular significance since the microfluidic manufacturing facility is located in Mountain View, California, an earthquake-prone area. In the event that our existing manufacturing facilities or equipment is affected by man-made or natural disasters, we would be unable to manufacture products for sale, meet customer demands or sales projections. If our manufacturing operations were curtailed or ceased, it would harm our business.

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

     Our stock has been trading on the Nasdaq National Market only since mid-December 1999. We initially offered our common stock to the public at $16.00 per share. Since then our stock price has been extremely volatile and has ranged, through May 7, 2004, from a high of approximately $202.00 per share on March 2, 2000 to a low of $2.71 per share both on January 28, 2003 and February 6, 2003. Our stock price may drop substantially following an investment in our common stock. We expect that our stock price will remain volatile as a result of a number of factors, including:

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

     The potential change in fair value for interest rate sensitive instruments has been assessed on a hypothetical 100 basis point adverse movement across all maturities. We estimate that such hypothetical adverse 100 basis point movement would not have materially impacted net income or materially affected the fair value of interest rate sensitive instruments as of December 31, 2003 and March 31, 2004.

     Our equipment sale-leaseback financings, amounting to $1.4 million as of March 31, 2004, are all at fixed rates and, therefore, have minimal exposure to changes in interest rates.

     Our primary investment objective is to preserve principal while at the same time maximizing yields without significantly increasing risk. Our portfolio includes money markets funds, commercial paper, medium-term notes, corporate notes, government securities, asset-backed securities, and corporate bonds. The diversity of our portfolio helps us to achieve our investment objective. As of March 31, 2004 and December 31, 2003, the average remaining maturity of our investment portfolio was approximately 14 months and 1 year, respectively. All of our instruments are held other than for trading purposes.

     The following table presents by year of maturity the amounts of our cash equivalents and investments, and related weighted average interest rates, that may be subject to interest rate risk as of March 31, 2004 (dollars in thousands):

					Fair Value
					March 31,
	2004	2005	2006	Total	2004
Cash and money market funds:
Fixed rate	$5,629	—	—	$5,629	$5,629
Average interest rate	0.03%	—	—	0.03%
Available for sale marketable securities:
Fixed rate	$3,084	$28,512	$11,334	$42,930	$43,217
Average interest rate	5.61%	4.11%	2.65%	3.82%
Variable rate	$3,253	$1,853	$2,001	$7,107	$7,116
Average interest rate	1.41%	1.32%	1.12	1.30%
Total securities	$11,966	$30,365	$13,335	$55,666	$55,962
Average interest rate	1.94%	3.94%	2.42%	3.13%

     This differs from our position as of December 31, 2003, which the following table presents (dollars in thousands):

					Fair Value
					December 31,
	2004	2005	2006	Total	2003
Cash and money market funds:
Fixed rate	$8,889	—	—	$8,889	$8,889
Average interest rate	0.07%	—	—	0.07%
Available for sale marketable securities:
Fixed rate	$12,391	$28,723	$11,268	$52,382	$52,710
Average interest rate	5.23%	4.07%	2.75%	4.05%
Variable rate	$3,253	$1,853	—	$5,106	$5,118
Average interest rate	1.45%	1.36%	—	1.42%
Total securities	$24,533	$30,576	$11,268	$66,377	$66,717
Average interest rate	2.85%	3.90%	2.75%	3.30%

Item 4. Controls and Procedures

     We evaluated our “disclosure controls and procedures” and our “internal controls and procedures for financial reporting” as of March 31, 2004. This evaluation was done under the supervision and with the participation of management, including our chief executive officer and our principal financial officer.

Evaluation of disclosure controls and procedures.

     Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

     Subject to the limitations set forth below, based on their evaluation, as of the end of this reporting period, the chief executive officer and the principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

     There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

     Our management, including our chief executive and principal financial officer, does not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Caliper have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Part II – Other Information

Item 1. Legal Proceedings

     None.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     None.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     Not Applicable.

Item 5. Other Information

     Caliper’s Audit Committee pre-approves all audit and permissible non-audit services provided by its independent auditors. For 2004, the Audit Committee has pre-approved $115,000 for tax compliance and consulting services.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

Exhibit Number	Description of document

2.3	Amendment No. 2 to Stock Purchase Agreement.

3.1	Amended and Restated Certificate of Incorporation of Caliper.

3.2(1)	Restated Bylaws of Caliper.

Exhibit Number	Description of document

31.1	Certification of Chief Executive Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

(1)	Previously filed as Exhibit 3.3 to Caliper’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2003, filed August 14, 2003, and incorporated by reference herein.

*	The certifications attached as Exhibits 32.1 and 32.2 accompanies this Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Caliper for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

(b)	Reports on Form 8-K

On February 26, 2004, Caliper Life Sciences, Inc. filed a Current Report on Form 8-K furnishing under Item 12 its financial results for the quarter and year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALIPER LIFE SCIENCES, INC.

May 10, 2004	By: /s/ E. Kevin Hrusovsky

E. Kevin Hrusovsky
Chief Executive Officer and President

By: /s/ Peter F. McAree

Peter F. McAree
Vice President, Finance and
Principal Financial Officer

Exhibit Number	Description of document

2.3	Amendment No. 2 to Stock Purchase Agreement.

3.1	Amended and Restated Certificate of Incorporation of Caliper.

3.2(1)	Restated Bylaws of Caliper.

31.1	Certification of Chief Executive Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

(1)	Previously filed as Exhibit 3.3 to Caliper’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2003, filed August 14, 2003, and incorporated by reference herein.

*	The certifications attached as Exhibits 32.1 and 32.2 accompanies this Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Caliper for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.