Form 10-Q
period 2004-06-30
CALIPER LIFE SCIENCES INC
filed 2004-08-09
CIK 1014672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended June 30, 2004.

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

NUMBER OF SHARES OF COMMON STOCK OUTSTANDING ON AUGUST 2, 2004: 29,526,508

Caliper Life Sciences, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CALIPER LIFE SCIENCES, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	June 30,	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$6,617	$8,889
Marketable securities	46,307	57,828
Accounts receivable, net	11,556	9,506
Inventories	11,934	11,580
Prepaid expenses and other current assets	2,969	3,451

Total current assets	79,383	91,254
Property and equipment, net	7,898	9,106
Notes receivable from employee director	142	178
Developed technology, net	11,570	13,002
Intangible assets, net	3,066	3,407
Goodwill	47,215	47,262
Security deposits and other assets, net	3,554	3,827

Total assets	$152,828	$168,036

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,544	$3,212
Accrued compensation	5,031	4,148
Other accrued liabilities	6,852	8,689
Deferred revenue and customer deposits	8,827	7,063
Current portion of long-term obligations	362	377
Current portion of sale-leaseback arrangements	906	1,521

Total current liabilities	25,522	25,010
Other noncurrent liabilities	8,126	8,229
Stockholders’ equity:
Preferred stock	—	—
Common stock	29	28
Additional paid-in capital	274,956	271,232
Deferred stock compensation	(1,207)	(1,808)
Accumulated deficit	(154,603)	(135,093)
Accumulated other comprehensive income	5	438

Total stockholders’ equity	119,180	134,797

Total liabilities and stockholders’ equity	$152,828	$168,036

See accompanying notes.

CALIPER LIFE SCIENCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenues:
Product revenue	$12,985	$3,441	$24,994	$6,929
Service revenue	3,581	—	6,641	—
License fees and contract revenue	2,356	2,437	4,219	4,561

Total revenue	18,922	5,878	35,854	11,490
Costs and expenses:
Cost of product revenue	8,491	2,462	17,112	4,760
Cost of service revenue	1,643	—	3,284	—
Research and development	5,986	8,822	12,452	18,233
Acquired research and development	1,010	—	1,010	—
Selling, general and administrative	7,946	4,740	15,646	9,309
Stock-based compensation, net(1)	235	152	1,930	340
Amortization of intangible assets	896	—	1,943	—
Restructuring charges	2,352	322	2,218	322

Total costs and expenses	28,559	16,498	55,595	32,964

Operating loss	(9,637)	(10,620)	(19,741)	(21,474)
Interest income, net	137	1,077	336	1,998
Other income (expense), net	43	1	(43)	(34)

Loss before income taxes	(9,457)	(9,542)	(19,448)	(19,510)
Provision for income taxes	(16)	—	(62)	—

Net loss	$(9,473)	$(9,542)	$(19,510)	$(19,510)

Net loss per share, basic and diluted	$(0.33)	$(0.38)	$(0.68)	$(0.79)
Shares used in computing net loss per common share, basic and diluted	29,111	24,840	28,850	24,777

(1) Stock-based compensation, net, pertains to employees employed in the following areas:

Cost of Product Revenue	$31	$—	$112	$—
Research and Development	140	40	297	88
Selling, General and Administrative	64	112	1,521	252

Total	$235	$152	$1,930	$340

See accompanying notes.

CALIPER LIFE SCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended
	June 30,
	2004	2003
Operating activities
Net loss	$(19,510)	$(19,510)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	5,101	3,202
Acquired research and development	1,010	—
Stock-based compensation expense, net	1,946	338
Non-cash restructuring charges	2,218	322
Loss from disposal of fixed assets	96	—
Changes in operating assets and liabilities:
Accounts receivable	(1,860)	(2,592)
Inventories	(737)	1,548
Prepaid expenses and other current assets	482	(679)
Security deposits and other assets	53	235
Accounts payable and other accrued liabilities	(40)	(150)
Accrued compensation	300	(327)
Deferred revenue and customer deposits	938	308
Other non-current liabilities	(176)	55
Payments of accrued restructuring obligations	(3,026)	(322)

Net cash from operating activities	(13,205)	(17,572)

Investing activities
Purchases of marketable securities	(27,197)	(24,304)
Proceeds from sales of marketable securities	31,418	75,080
Proceeds from maturities of marketable securities	6,882	7,203
Purchases of property and equipment	(2,061)	(444)
Purchase of in-process research and development	(200)	—

Net cash from investing activities	8,842	57,535

Financing activities
Notes receivable from officers	36	37
Payments of obligations under sale-leaseback arrangements	(921)	(1,328)
Proceeds from issuance of common stock	2,963	756

Net cash from financing activities	2,078	(535)

Effect of exchange rates on changes in cash and cash equivalents	13	27
Net increase (decrease) in cash and cash equivalents	(2,272)	39,455
Cash and cash equivalents at beginning of period	8,889	16,184

Cash and cash equivalents at end of period	$6,617	$55,639

Supplemental disclosure of cash flow information
Interest paid	$88	$233
Income taxes paid	$—	$—
Items not affecting cash
Non-cash consideration paid for acquired research and development (Note 6)	$810	$—

See accompanying notes.

CALIPER LIFE SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004
(Unaudited)

1. Summary of Significant Accounting Principles

Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The consolidated balance sheet as of December 31, 2003, has been derived from audited financial statements as of that date. For further information, refer to the financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2003, filed by Caliper Life Sciences, Inc.

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

Agilent Product Revenue

     Caliper supplies Agilent Technologies, Inc., (“Agilent”), with chips and reagents at cost and receives a share of Agilent’s gross margin on components of the LabChip systems sold by Agilent. Revenue related to the reimbursement of costs for the supply of chips and reagents is recognized as product revenue upon shipment to Agilent, and Caliper’s share of gross margin on sales made by Agilent is recognized as product revenue upon shipment by Agilent to its end users. Caliper has no continuing obligations at the time these sales are made and Agilent has no return privileges. Caliper’s transfer of title on products sold to Agilent is not contingent on Agilent’s resale of these products. The instruments, chips and reagents as sold, are useable by Agilent and their customers without additional support from Caliper.

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

Software

     Caliper has developed software that is marketed with its solutions as a component to operate and run its instruments and systems. Caliper does not sell or otherwise market the software. Caliper’s customers purchase the instruments and systems in order to conduct scientific research, and the software is incidental to the overall cost of the instrument’s development and marketing effort. Caliper does not provide post-sale software support, except for functional defects in the software as contemplated in Caliper’s warranty on its instruments.

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

Foreign Currency Translation

     Foreign currency transaction gains and losses from the settlement of account balances denominated in another currency are included in current period other income, net as incurred. Cumulative translation adjustments included in stockholders’ equity as of June 30, 2004, and December 31, 2003, were $78,000 and $98,000, respectively.

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

     Changes in Caliper’s warranty obligation during the six months ended June 30, 2004, and 2003 are as follows (in thousands):

	2004	2003
Balance, at December 31, 2003, and 2002	$1,108	$265
Accruals for warranties issued during the period	478	102
Settlements made during the period	(489)	(146)

Balance at June 30, 2004, and 2003	$1,097	$221

Net Loss Per Share

     Basic net income (loss) per share is calculated based on the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share would give effect to the dilutive effect of common stock equivalents consisting of stock options and warrants (calculated using the treasury stock method). Potentially dilutive securities have been excluded from the diluted earnings per share computations where they have an anti-dilutive effect due to Caliper’s net loss. Potentially dilutive common stock equivalents excluded from the calculation of diluted net loss are approximately 7.7 million and 6.7 million shares for the three and six months ended June 30, 2004 and 2003, respectively.

Stock-Based Compensation

     Caliper accounts for its stock options and equity awards under the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and has elected to follow the “disclosure only” alternative prescribed by Financial Accounting Standards Board’s SFAS No. 123, “Accounting for Stock-Based Compensation”. Accordingly, no compensation expense is recognized in Caliper’s financial statements for stock options granted to employees, which had an exercise price equal to the fair value of the underlying common stock on date of grant. Caliper accounts for stock options issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF No. 96-18, “Accounting for Equity Instruments that are issued to other than Employees for Acquiring, or in Conjunction with selling Goods or Services”. For the three and six months ended June 30, 2004 and 2003, compensation expense related to stock options issued to non-employees was not material.

     The following table illustrates the effect on net loss and net loss per share if Caliper had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure — and amendment of FASB Statement No. 123.” For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options using the straight-line allocation method. Caliper’s pro forma information is as follows (in thousands except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net loss:
As reported	$(9,473)	$(9,542)	$(19,510)	$(19,510)
Add: Stock-based employee compensation expense included in reported net income	235	152	1,930	340
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards	(2,451)	(3,179)	(9,342)	(9,435)

Pro forma net loss	$(11,689)	$(12,569)	$(26,922)	$(28,605)
Net loss per share:
As reported:
Basic and diluted	$(0.33)	$(0.38)	$(0.68)	$(0.79)
Pro forma:
Basic and diluted	$(0.40)	$(0.51)	$(0.93)	$(1.15)

     The effects of applying SFAS No. 123 for pro forma disclosures are not likely to be representative of the effects on reported net loss for future years.

2. Acquisition of Zymark Corporation

     On July 14, 2003, Caliper completed the acquisition of 100% of ZYAC Holding Corporation (ZYAC was the parent holding company of Zymark Corporation and had no operating activities) from The Berwind Company LLC (“Berwind”) for an aggregate purchase price of approximately $72.8 million in the form of $55.7 million in cash, 3.15 million shares of Caliper’s common stock valued at $14.6 million, and acquisition costs of $2.5 million. The purchase terms also provided for Caliper to issue Berwind an additional 1.575 million contingent shares if certain financial targets are met in 2003 and 2004. These targets were not achieved in 2003 resulting in the obligation to issue 787,500 contingent shares to lapse. If the 2004 targets are achieved, the fair value of the additional shares issued will be added to the purchase price and allocated to goodwill.

     Zymark’s operations, assumed as of the date of the acquisition, have been included in the results of operations of Caliper beginning on July 14, 2003 and, as a result, are not reflected in the results of operations for the three and six months ended June 30, 2003. The acquisition was accounted for as a purchase in accordance with SFAS No. 141, “Accounting for Business Combinations,” and Caliper accordingly allocated the purchase price of Zymark based upon the estimated fair value of net assets acquired and liabilities assumed. During the quarter ended June 30, 2004, Caliper finalized the components and allocation of the purchase price as follows (in thousands):

Cash and cash equivalents	$5,803
Other current assets	17,472
Other assets	2,838
Liabilities assumed	(19,663)
Identifiable intangible assets	19,165
Goodwill	47,215

$72,830

     Acquired intangible assets consisted of the following as of June 30, 2004 (in thousands):

			Accumulated
	Useful Life	Fair Value	Amortization	Net Value
Developed Technology	5 years	$14,314	$2,744	$11,570
Customer List	5 years	3,640	697	2,943
Backlog	0.5 years	1,211	1,211	—

		$19,165	$4,652	$14,513

     Fair value was determined by an independent appraisal and was based upon expected future discounted cash flows taking into account risks related to the characteristics and application of the technology, existing and future markets and assessments of the life cycle stage of the technology. Amortization for purchased intangible assets was approximately $900,000 and $1.9 million for the three and six month period ended June 30, 2004, respectively. Scheduled amortization expense related to the intangible assets is $1.8 million for the remainder of 2004, and for future fiscal periods is as follows (in thousands):

12-month period ending December 31:	Amount

2005	3,591
2006	3,591
2007	3,591
2008	1,945

$12,718

     Unaudited pro forma operating results for Caliper for the three and six months ended June 30, 2004 and 2003, assuming the acquisition was completed prior to 2003, is as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004 (as reported)	2003	2004 (as reported)	2003
Revenue
Product	$12,985	$11,415	$24,994	$24,827
Service	3,581	2,722	6,641	5,561
License fee and contract revenue	2,356	2,436	4,219	4,561

Total Revenue	18,922	16,572	35,854	34,949
Operating loss	(9,637)	(13,877)	(19,741)	(26,369)
Net loss	(9,473)	(13,152)	(19,510)	(25,185)
Basic and diluted loss per share	(0.33)	(0.53)	(0.68)	(1.02)

     The unaudited pro forma financial information is presented for informational purposes only, and is not necessarily indicative of Caliper’s operating results had the acquisition been completed prior to all periods for which the pro forma results give effect.

3. Inventories

     Inventories for use in the manufacture of Caliper’s instruments include electronic components, devices, and accessories either produced or purchased from original equipment manufacturers. Inventories for use in the manufacture of LabChip technologies consist primarily of glass, quartz, and reagents. Inventories are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market, reflect appropriate reserves for potential obsolete, slow moving or otherwise impaired material, and include appropriate elements of material, labor, and indirect costs. Inventories consist of the following (in thousands):

	June 30,	December 31,
	2004	2003
Raw material	$5,450	$5,929
Work-in-process	1,245	1,087
Finished goods	5,239	4,564

Inventories	$11,934	$11,580

     Caliper reserves or writes off 100% of the cost of inventory that it specifically identifies and considers obsolete or excessive to fulfill future sales estimates. Caliper defines obsolete inventory as inventory that will no longer be used in the manufacturing process. Excess inventory is generally defined as inventory in excess of projected usage, and is determined using management’s best estimate of future demand at the time, based upon information then available to Caliper. Caliper uses a twelve-month demand forecast and, in addition to the demand forecast, Caliper also considers: (1) parts and subassemblies that can be used in alternative finished products; (2) parts and subassemblies that are unlikely to be engineered out of Caliper’s products; and (3) known design changes which would reduce Caliper’s ability to use the inventory as planned. During the three and six months ended June 30, 2004, Caliper recorded charges of $30,000 and $274,000, respectively, to cost of product revenues to reserve for excess and obsolete inventories. During the six months ended June 30, 2003, Caliper recorded a charge of $205,000 in the second quarter to reserve for excess and obsolete inventories.

4. Comprehensive Loss

     The components of comprehensive loss included within stockholders’ equity for the three and six months ended June 30, 2004, and 2003 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net loss	$(9,473)	$(9,542)	$(19,510)	$(19,510)
Unrealized loss on marketable securities	(369)	(295)	(418)	(320)
Foreign currency translation gain	(42)	27	(15)	27

Comprehensive loss	$(9,884)	$(9,810)	$(19,943)	$(19,803)

5. Related Party Sales

     For the three and six months ended June 30, 2003, Caliper had recognized $551,000 and $1.1 million in related-party revenue consisting of sales of Caliper 250 drug discovery system products, LabChip devices, and datapoints to Amphora Discovery Corporation. As of December 31, 2003, Amphora was no longer considered a related party as Caliper’s ownership interest in Amphora declined to a fraction of 1%; as a result Caliper no longer separately reports sales to Amphora.

6. Acquired Research and Development

     On April 15, 2004, Caliper purchased from Amphora certain technology rights and know-how related to improving the performance of certain types of cell-based assays on a microfluidic chip. Caliper paid $200,000 in cash and issued to Amphora credits to purchase $900,000 worth of products from Caliper in exchange for the acquired technology and know-how. Through April 15, 2009, Caliper will also pay royalties to Amphora based on datapoint revenue received by Caliper from end-users as a result of datapoint revenue derived using the acquired technology. Caliper expects to further develop the acquired technology and adapt it for potential applications and uses on the LabChip 3000 instrument platform. Given that additional development work is necessary to produce a commercially saleable product based on this technology, and the absence of material revenue streams currently derived from the acquired technology, the entire consideration has been expensed as research and development expense during the second quarter of 2004. The transaction has been accounted for in accordance with APB No. 29, Accounting for Non-Monetary Transactions, pursuant to which Caliper valued the acquired research and development based on the fair value of the product credits and established a deferred liability for the future product credits owed to Amphora. The recorded deferred liability is subject to adjustment based upon the fair value of products and services purchased by Amphora, or in the event that any portion of the credit expires unutilized. Any adjustments to the deferred liability will have a corresponding credit offset to research and development expense. Through June 30, 2004, Amphora utilized $647,000 of the product credit, valued at $557,000.

7. Significant Concentrations

     In the three months ended June 30, 2004, one customer, Agilent, represented approximately 15% of total revenues. In the three months ended June 30, 2003, three customers including Agilent, a collaborative research partner, and Aclara Biosciences, Inc., (“Aclara”), represented 42%, 12% and 11%, respectively, of total revenues. For the six months ended June 30, 2004, one customer, Agilent, represented approximately 13% of total revenues. For the six months ended June 30, 2003, Agilent and Aclara represented 44% and 11%, respectively, of total revenues.

     One customer represented 11% of Caliper’s outstanding accounts receivable balance as of June 30, 2004. As of December 31, 2003, no individual customer accounted for greater than 10% of outstanding accounts receivable.

8. Restructuring Activities

Employment Downsizing

     On May 6, 2003, Caliper conducted a reduction in force that downsized its employee work force by 26 people, or approximately 10%. Caliper incurred a charge of $322,000 in the second quarter of 2003 for severance payments and related benefits, with all employee separations completed and payments distributed by the end of June 2003.

     Following its acquisition of Zymark in July 2003, Caliper conducted a series of downsizings to promote its new commercial strategies and increase organizational efficiencies within the newly combined company:

•	On August 5, 2003, 37 positions were identified to be eliminated by June 30, 2004. A charge of $774,000 was recorded in the third quarter of 2003 for severance and related benefits. All separations and payments had been completed as of June 30, 2004.

•	On December 3, 2003, 37 positions were identified to be eliminated by June 30, 2004. A charge of $2.7 million was recorded in the fourth quarter of 2003 for severance and related benefits. All separations and related payments are expected to be completed in 2004.

•	On June 15, 2004, 14 positions were identified to be eliminated by September 30, 2004. A charge of $180,000 was recorded in the second quarter of 2004 for severance and related benefits. All separations and related payments are expected to be completed in 2004.

Facility Closures

     In November 2003, Caliper closed one of its three facilities in Mountain View, California, that was used primarily for instrument manufacturing and research and development activities, and recognized a $7.7 million charge for costs to be incurred over the remainder of the lease for which there is no expected ongoing economic benefit. In June 2004, in connection with the finalization of restructuring activities associated with the combination with Zymark, Caliper vacated and shut down approximately one half of one of its two currently occupied Mountain View facilities that was primarily used for research and development activities and recognized an additional $2.2 million charge, including leasehold improvements having a carrying value of $67,000 that had no further use. In accordance with Statement of Financial Accounting Standard No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” Caliper recorded a liability equal to the fair value of the remaining lease payments as of the cease-use date for each of the closed facilities. Fair value was determined based upon the discounted present value of remaining lease rentals (5% discount rate used) for the space no longer occupied, reduced by the discounted present value of future estimated sublease rentals, through the end of the lease, that could be obtained for the property even if Caliper does not enter into a sublease.

     The following table summarizes the restructuring activity (in thousands):

	Severance	Facility
	and	Lease
	Related	Accrual	Leaseholds	Total
Balance, December 31, 2003	$2,083	$7,819	$—	$9,902
Restructuring charges	180	2,105	67	2,352
Non-cash restructuring charges	—	—	(67)	(67)
Restructuring credits	(134)	—	—	(134)
Reclassification of deferred rent liability	—	220	—	220
Accretion of facility lease accrual	—	110	—	110
Payments	(1,951)	(1,075)	—	(3,026)

Balance, June 30, 2004	$178	$9,179	$—	$9,357

     As of June 30, 2004, $2.7 million of the accrued restructuring liability was included within other accrued liabilities and $6.7 million was included within other noncurrent liabilities in the consolidated balance sheet.

9. Commitments

     The following are contractual commitments as of June 30, 2004, associated with debt and lease obligations:

			Other Long-term
			Obligations
		Obligations Under	included in Other
	Operating	Sale-Leaseback	Non-current
	Leases	Arrangements	Liabilities
	(In thousands)
12-month period ending December 31:
2004	$3,801	$639	$362
2005	7,408	340	362
2006	6,169	—	—
2007	6,078	—	—
2008	4,064	—	—
Thereafter	476	—	—

Total minimum lease and principal payments	$27,996	$979	$724

Amount representing interest		$(47)	(5)

Present value of future payments		932	719
Current portion of sale-leaseback arrangements and other obligations		(906)	(362)

Noncurrent portion of obligations		$26	$357

Letters of Credit

     Caliper has pledged a certificate of deposit of $2.5 million as collateral on outstanding letters of credit related to Caliper’s Mountain View, California, facility lease agreements. In addition to the outstanding letters-of-credit related to the Mountain View operating lease agreements described above, Caliper issued a $663,000 letter-of-credit to secure certain customer deposits in Germany. These commitments are classified as security deposits in the accompanying balance sheet.

Other Long-Term Obligation

     In connection with the acquisition of Labotec by Zymark in August 2002, Caliper is obligated to make non-interest-bearing deferred purchase price payments of 900,000 Euros to the former owner. As of June 30, 2004, the U.S. dollar value of the remaining obligation totaled $719,000 and is due in two remaining installments on August 13, 2004, and 2005.

Inventory Purchases

     As of June 30, 2004, Caliper had a non-cancelable purchase commitment in the amount of approximately $224,000 with its foreign supplier for the purchase of proprietary glass stock used in the manufacture of certain types of its chips.

Royalties

     Caliper has an exclusive license from UT-Batelle, LLC to the patents covering the inventions of Dr. J. Michael Ramsey. Royalty expense related to the UT-Batelle patents during the three and six months ended June 30, 2004 were $18,000 and $36,000, respectively, and for the three and six months ended June 30, 2003 were, $25,000 and $114,000, respectively. Caliper also has an exclusive license from the Trustees of the University of Pennsylvania to certain patents relating to microfluidic applications and chip structures. The minimum royalty obligations under these licenses rise over time, but never exceed $213,000 per year.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 2004, and for the three and six month periods ended June 30, 2004, and June 30, 2003, should be read in conjunction with our financial statements included in this Quarterly Report on Form 10-Q and Management’s Discussion and Analysis of Financial Condition and Results of Operations and our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003.

     The discussion in this report contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions, especially under the Executive Summary caption, “Second Quarter Overview — Continuing Goals” below. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to these differences include those discussed under the caption, “Factors Affecting Operating Results,” below as well as those discussed elsewhere. The cautionary statements made in this report should be read as applying to all related forward-looking statements wherever they appear in this report.

Executive Summary

Business

     Caliper uses its core technologies of liquid handling, automation, and LabChip microfluidics to create leading edge tools for the life sciences industry. Within the life sciences industry, Caliper is currently addressing three major markets: drug discovery and development, genomics and proteomics, and molecular diagnostics. Caliper is well positioned to lead the industry in these markets by evolving the company’s liquid handling, detection, and integration platforms into technologically advanced LabChip systems that offer efficiency, versatility, and high quality data.

     In July 2003 Caliper acquired Zymark Corporation, a pioneer and leader in the field of laboratory automation, robotics and advanced liquid handling solutions. Our financial results include the results of the acquired Zymark business for all periods after July 14, 2003. Zymark, founded in 1981, manufactured and sold products and services to a multitude of customers in the pharmaceutical, biotechnology, chemical, agriculture and food industries worldwide. We substantially completed our integration of the Zymark business by the end of 2003 and, effective April 2, 2004, we completed a legal merger of Zymark into Caliper. We no longer actively market our products under the Zymark trade name, although we will continue to sell products under Zymark trademarks on a transitional basis.

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

     Our customers include leading pharmaceutical and biotechnology customers, universities, governmental research laboratories, and other research organizations throughout the world. We utilize three distribution channels for our products. In some cases, we sell instruments and chips directly to end-users. In other instances we sell products to commercial partners, who in turn sell these products to end-users. Following the acquisition of Zymark, we also sell our products through a global network of approximately 30 independent distributors, who in turn sell our products to end-users.

Second Quarter Overview

Effect of the Zymark Acquisition. During the second quarter of 2004, we achieved several significant financial milestones. As reflected in the table shown in Note 2 to the Consolidated Financials Statements in Item 1 of this report, on a pro forma basis our revenues increased $2.3 million, or 14.2% from pro forma revenue of $16.6 million in the second quarter of 2003, representing our first quarter of pro forma revenue growth since our acquisition of Zymark in July of 2003. On a GAAP basis, product revenues during the three and six months ended June 30, 2004 represented 69% and 70%, respectively, of our total revenue as compared to 59% and 60%, respectively, in the same period during 2003. In addition, approximately 19% of our revenue during the second quarter of 2004, and on a year to date basis, was derived from service revenue that was added through our acquisition of Zymark compared to no service revenue prior to the Zymark acquisition. We believe that the increases in product and services revenues and reduced percentage of our total revenue represented by license and contract revenue (12% over the first six months of 2004 versus 40% over the same period in 2003) is an improvement in the balance of our revenue sources and provides us with greater potential to achieve more stable growth in the future. In addition, we have expanded our customer base, especially as a result of the Zymark acquisition in 2003, creating less reliance on customers who had previously represented a greater percentage of our overall revenues. The combination of our higher revenues and impact of cost reduction measures implemented over the year since our combination with Zymark have resulted in reduced operating losses and improved operating cash flows on both a quarter and year-to-date basis.

Continuing Goals. Our continuing goal is to attain more stable and sustainable revenue growth through increased sales of our instruments and equipment to a more diversified customer base and by increasing the percentage of our total revenue that arises from recurring revenue sources such as chips, services, annual maintenance contracts, and other consumable products (which we refer to as aftermarket revenue). In the second quarter of 2004, we saw our service revenues increase to $3.6 million, an approximate increase of 17% over service revenues of $3.1 million in the first quarter of 2004, and an approximate increase of 32% over pro forma service revenues of $2.7 million in the second quarter of 2003 (see the table shown in Note 2 to the Consolidate Statements in Item 1 of this report).

     In addition to our goal of attaining more stable and sustainable revenue growth, we are continuing to focus on improving our gross margins and controlling costs in order to achieve operating cash flow break-even at lower overall revenues. In the second quarter, we completed what we believe to be our final restructuring efforts in connection with our combination with Zymark. These activities included a 14 person reduction in force during the month of June and also the vacating and shutting down approximately one-half of a building at our Mountain View, California, site that was principally used for research and development. We believe our latest employee reduction will result in $1.1 million of annualized savings once fully implemented by the end of September of this year. The shut down of the portion of the building will not help us to realize any additional material cash savings, but will reduce our ongoing rent expense, mainly within research and development expenses, by approximately $600,000 on an annualized basis beginning in the third quarter of this year. We believe that we are on target to achieve our objective to end 2004 with at least $40 million in cash, cash equivalents and marketable securities, and our longer-term objective of achieving positive cash flows from operating activities by the fourth quarter of 2005.

     During the second quarter of 2004, we enhanced our product position with the introduction of four new products: the LabChip 3000 drug discovery system, the Sciclone inL10 liquid handler, Staccato iBLOX automated workstations, and a protein analysis capability for the LabChip 90 automated electrophoresis system. In addition, we acquired technology from Amphora to improve the performance of certain types of cell-based assays in our high throughput microfluidic screening system. Over the next several quarters, we intend to incorporate the acquired technology into a new calcium-flux assay that will provide versatility, ease-of-use and high-quality, single-cell data for scientists studying G-protein-coupled receptor (GPCR) targets. While we are unable to project future sales from the introduction of this capability to our LabChip 3000 platform, we believe that the expanded ability to perform cell-based assays on our LabChip 3000 platform will greatly enhance the positioning of this system by: 1) allowing scientists to study cell lines that were previously not well-suited to microfluidic-based assays, 2) eliminating the requirement for extensive cell culture facilities and 3) enabling screeners to study cells that are in short supply (e.g., blood platelets, neurons and other primary cells), thereby opening up an area of study that is largely inaccessible to standard microplate-based technologies.

     We also continue to aggressively pursue our microfluidics adoption strategy and promote our enhanced product position to our expanded customer base. An example of these activities during the second quarter was our six city customer seminar series during which we presented our newest solutions to over 300 existing and prospective customers. In addition, we have engaged our top customers in senior level meetings to validate our strategic direction and test the viability of new product solutions that combine our microfluidics technologies with our laboratory automation expertise. A number of these meetings have generated new sales and leads that we believe will result in incremental product sales for the second half of 2004.

     In our partnership channel, Molecular Devices Corporation announced and launched a new product, the SynchroMax ™ ET Plate Handling Robot, which uses our Twister® II robot as a key component, and we are moving forward on projects that stem from our January partnership agreement with Affymetrix and last year’s agreement with Bio-Rad. We expect new partnership products to be introduced to the market starting in the fourth quarter of this year.

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

Results of Operations

Revenue

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(In thousands)	2004	2003	$ Change	% Change	2004	2003	$ Change	% Change
Product revenue	$12,985	$3,441	$9,544	277%	$24,994	$6,929	$18,065	261%
Service revenue	3,581	—	3,581	nm	6,641	—	6,641	nm
License fees and contract revenue	2,356	2,437	(81)	(3)	4,219	4,561	(342)	(8)

Total Revenues	$18,922	$5,878	$13,044	222%	$35,854	$11,490	$24,364	212%

     Total revenue increased for the three and six months ended June 30, 2004, as compared to the same periods in 2003 as a result of the additional product and service revenues added by the acquired Zymark business and increased Agilent product revenue, offset in part by the decrease in license fees and contract revenue, and a decrease in datapoint revenue from Amphora, a former related party. We had no service revenues prior to our acquisition of Zymark.

Product Revenue. The overall net increases in product revenue from the comparative periods in 2003 included increases in LabChip product revenue from Agilent of $1.3 million and $1.1 million, respectively, due to a combination of transfer price increases and increased volumes of LabChip products sold to Agilent. The three months ended June 30, 2004 included a cumulative transfer price adjustment of $787,000 related to the twelve months ended April 30, 2004. The net increases in product revenue from the comparative periods in 2003 also reflected the fact that we had no datapoint revenue from Amphora, a former related party, in 2004 compared to $450,000 and $900,000, in the comparative periods of 2003. We have had no datapoint revenue from Amphora in 2004 because under the terms of the Modification Agreement entered into with Amphora in December 2002, Amphora is not obligated to make any further datapoint payments to us until they fully utilize the number of datapoints to which they are entitled due to a prior $1.8 million required minimum payment to us that was fully recognized as revenue over the twelve month period ended November 30, 2003. We believe that Amphora may begin to owe us additional datapoint payments during the second half of 2004; however, we are unable to currently estimate the amount, if any, that may be owed to us during the second half of 2004 if Amphora exceeds the number of datapoints to which it is entitled based on the earlier $1.8 million minimum payment.

License Fees and Contract Revenue. We have had no royalty revenue from Aclara in 2004, as compared to royalty revenue of $625,000 and $1.3 million, respectively, in the comparative periods in 2003 stemming from our comprehensive settlement agreement with Aclara in 2001, under which we received minimum annual royalty payments from Aclara in each of the years 2002 and 2003. In addition, we have had no research funding from Agilent in 2004, as compared to contract revenue of $887,000 and $1.6 million, respectively, in the comparative periods in 2003 under our collaborative agreement with Agilent which we terminated effective as of May 8, 2003. Despite these revenue declines, we have experienced an overall increase in license fees and contract revenue as a result of contract revenue from other collaboration partners of $1.4 million and $2.5 million for the three and six months ended June 30, 2004, respectively. The increase in contract revenues from our other collaboration partners is due, in part, to our efforts to develop applications with new commercial partners. The decrease in contract revenue from Agilent is the result of there being no current product development activity with Agilent. We are not anticipating development funding from Agilent or royalty revenue from Aclara in the second half of 2004.

Costs

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(In thousands)	2004	2003	$ Change	% Change	2004	2003	$ Change	% Change
Product revenue	$8,491	$2,462	$6,029	245%	$17,112	$4,760	$12,352	259%
Service revenue	1,643	—	1,643	nm	3,284	—	3,284	nm

Total Costs	$10,134	$2,462	$7,672	312%	$20,396	$4,760	$15,636	329%

Costs of Product Revenue. The increase in cost of product revenue is due primarily to the increase in product revenues generated from sales of Zymark products and includes the effects of the organizational realignment completed during 2003 that resulted in a greater proportion of unabsorbed labor and overhead costs of our Mountain View, California, chip manufacturing operation being allocated to product manufacturing as opposed to research and development expenses. This realignment increased our cost of product revenues by approximately $755,000 and $1,357,000 for the three and six months ended June 30, 2004, as compared to the same periods in 2003, or 5.8 and 5.4 percentage points, respectively, as a percentage of product revenues. As discussed in Note 8 of the Notes to Consolidated Financial Statements, we completed an employee downsizing in June 2004 to reduce our underutilized labor and overhead, which we believe will result in an annualized reduction to cost of product revenues of approximately $1.1 million starting in the fourth quarter of 2004.

Gross Margins. Our gross margin on product revenue was 35% and 32% for the three and six months ended June 30, 2004, as compared to 28% and 31%, respectively, for the same periods in 2003. The improvement during the three month period ended June 30, 2004 as compared to the same period in 2003 occurred as a result of the substantial increase in product revenue, especially from the acquired Zymark business, and the effects of cost reductions implemented across the combined businesses. During the three month period ended June 30, 2004, the positive gross margin impact of the Agilent cumulative price adjustment discussed above was essentially offset by negative effects of the chip manufacturing cost realignment also discussed above. Gross margin on service revenue was 54% and 51% for the three and six months ended June 30, 2004, respectively. We had no service revenues in the comparable 2003 periods. We expect that service gross margins will be approximately 50% on a continuing basis, depending upon the level of billable services in relation to non-billable services, such as warranty repair work, occurring in any given period.

Expenses

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(In thousands)	2004	2003	$ Change	% Change	2004	2003	$ Change	% Change
Research and development	$5,986	$8,822	$(2,836)	(32)%	$12,452	$18,233	$(5,781)	(32)%
Acquired research & development	1,010	—	1,010	nm	1,010	—	1,010	nm
Selling, general and administrative	7,946	4,740	3,206	68%	15,646	9,309	6,337	68%
Stock-based compensation	235	152	83	55%	1,930	340	1,590	468%
Amortization of intangible assets	896	—	896	nm	1,943	—	1,943	nm
Restructuring charges	2,352	322	2,030	630%	2,218	322	1,896	589%

     Research and Development Expenses. The decreases in research and development expenses are primarily due to our evaluation and prioritization of research and development programs which led to a lower level of research and development activities and associated employee downsizing actions in 2003 and, as discussed above, the reduced amount of labor and overhead allocated to research and development as a result of our increased commercial emphasis since we acquired Zymark. These decreases to research and development more than offset the incremental expenses associated with continuing research and development programs assumed in our acquisition of Zymark. We expect to incur a similar to slightly higher level of research and development expenses over the remainder of 2004 as compared to expenses incurred during the first six months of 2004. The level of ongoing research and development expense is highly dependent upon the number and significance of ongoing projects at any particular time. We currently expect research and development expenses to continue to increase in future periods as we develop new product solutions and enhancements, including our plans to improve the performance of certain cell-based assays in our high throughput microfluidic screening system.

     Acquired Research and Development Charge. Acquired research and development during the second quarter of 2004 arises from our purchase of certain in-process research and development from Amphora as more fully discussed in Note 6 to the consolidated financial statements in Item 1 of this report. We expect to incur up to $1.0 million in additional research and development expenses over the next six to nine months to complete the development of the technology for use in our LabChip 3000 product line.

     Selling, General and Administrative Expenses. Our selling, general and administrative expenses increased primarily due to the additional costs of Zymark, offset in part by cost synergies realized through our integration efforts.

     Stock-based Compensation. The increase in stock based compensation during the three months ended June 30, 2004, as compared to the same period in 2003, is primarily due to the amortization of deferred compensation recorded on restricted stock awards that were granted during the third fiscal quarter of 2003. The increase in stock-based compensation during the six months ended June 30, 2004, as compared to the same period in 2003, is due primarily to option accelerations and other stock-based expenses incurred in connection with employment and separation agreements with former executives and other senior employees whose employment was terminated during the first quarter of 2004, and to a lesser extent the amortization of deferred compensation recorded on restricted stock awards granted in 2003. Assuming no changes to current outstanding stock awards or changes in personnel, we estimate stock-based compensation to be approximately $200,000 over the remainder of 2004, including approximately $125,000 during the third fiscal quarter.

     Amortization of Intangible Assets. Amortization of intangible assets consists solely of amortization of the intangible assets acquired in the Zymark acquisition, as more fully described in Note 2 to the consolidated financial statements in Item 1 of this report. Scheduled amortization is $1.8 million in the second half of 2004, $3.6 million for each of the years 2005 through 2007, and the remaining $1.9 million in 2008.

Restructuring Charges. We recognized restructuring charges (credits) in 2004 as follows:

•	A $2.2 million charge was recognized in June 2004, based upon the estimated net present value of our future lease payments related to the vacating and shutting down approximately one-half of one of the three facilities we lease in Mountain View, net of anticipated sublease rentals, including leasehold improvement write-offs of $67,000 related to the shut-down. The facility lease accrual charge involved certain key assumptions including the amount, if any, of future sublease rentals. Our current assumptions take into consideration the going market rate for leases of similar properties, which is 80-90% below our current lease. As such, a decrease in anticipate sublease rentals would not materially affect our estimated liability.

•	A $180,000 charge was recognized in June 2004 related to severance and benefits associated with the downsizing of 14 positions, primarily affecting manufacturing operations in our Mountain View location. We expect that the annualized savings of this downsizing action will be approximately $1.1 million starting in the fourth quarter of 2004.

•	A $134,000 credit adjustment was made to adjust the estimated restructuring liability related to severance and benefits associated with the December 2003 reduction in force.

During the three month period ended June 30, 2003, we incurred a charge of $322,000 for severance and related benefits related to the May 2003 reduction in force, in which all employee separations and related payments were completed by June 30, 2003.

Interest Income, Net

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(In thousands)	2004	2003	$ Change	% Change	2004	2003	$ Change	% Change
Interest income, net	$137	$1,077	$(940)	(87)%	$336	$1,998	$(1,662)	(83)%

     Interest income, net decreased due to lower cash, cash equivalents and marketable securities balances over both the three and six months ended June 30, 2004 as compared to the same periods in 2003 and, to a lesser extent, declines in interest rate yields over the comparable periods.

Liquidity and Capital Resources

     Our cash, cash equivalents and marketable securities were $52.9 million at June 30, 2004, compared to $66.7 million as of December 31, 2003.

     We have financed our operations from inception primarily through equity sales, product sales and services, contract and milestone payments and $32.5 million received from the comprehensive settlement agreement with Aclara, and equipment financing under sale lease back arrangements. The inclusion of Zymark’s results of operations after July 14, 2003, had a significant impact on the business and the comparability of cash flows on a period-over-period basis.

Cash Flows

	Six Months Ended
	June 30,		Increase
(In thousands)	2004	2003	(Decrease)
Cash provided by (used in)
Operating Activities	$(13,205)	$(17,572)	$4,367
Investing Activities	8,842	57,535	(48,693)
Financing Activities	2,078	(535)	2,613

     Operating Activities. During the six months ended June 30, 2004 we used $13.2 million of cash for operating activities as compared to $17.6 million of cash used in the same period of 2003. We paid out $2.0 million in severance payments during the six months ended June 30, 2004, as compared to $322,000 in the same period of 2003. Accounts receivable used cash of $1.9 million during six months ended June 30, 2004, as compared to cash used of $2.6 million during the six months ended June 30, 2003. The decreased use of cash for accounts receivable was due, in general, to more standardized commercial terms employed by Caliper as a result of the our broader revenue base. With license and contact revenue representing a lesser percentage of total revenue, accounts receivable collections are influenced to a lesser extent by the timing of significant contract milestone payments. Inventories used cash of $737,000 during the six months ended June 30, 2004, as compared to cash generated of $1.5 million during the same period of 2003. The increase in use of cash for inventories during the six months ended June 30, 2004 is primarily related to an increase in finished goods related to product delivered on sales remaining in deferred revenue, and an increase in demonstration inventories. In 2003, prior to our acquisition of Zymark, we had lower inventory levels overall as product sales were not significant. As such, changes in our inventory balances were generally more reactive to specific product sales. Deferred revenue generated $938,000 million of cash during the six months ended June 30, 2004, as compared to cash generated of $308,000 during the same period of 2003. This increase in cash generated from deferred revenue was due to an increase in advance customer payments and annual maintenance contracts on our products and an increase in the amount of deferred revenue on product shipments not yet recognized as revenue in accordance with our revenue recognition policy. The remainder of cash used in operations was $9.6 million related to our operations and all other changes in working capital during the six months ended June 30, 2004, as compared to $16.5 million of cash used for operations and all other changes in working capital during the same period of 2003. This decrease is due to a combination of the effects of our overall higher revenues and cost reduction measures implemented over the past year.

Investing Activities. During the six months ended June 30, 2004, we generated $11.1 million in cash from net sales and maturities of marketable securities and used $2.1 million of cash for property and equipment purchases, including $1.2 invested in the purchase and ongoing implementation of our new ERP system during the first six months of 2004. We expect to invest a total of between $3 - $4 million on property and equipment during 2004, including the investment in the ERP system. During the six months ended June 30, 2003, we generated $58.0 million in cash from net sales and maturities of marketable securities which was used for the purchase of Zymark, and used $444,000 for property and equipment purchases.

Financing Activities. During the six months ended June 30, 2004, we generated $2.1 million in cash from financing activities, reflecting $3.0 million from the sale of our common stock pursuant to exercises of stock options and investments in the employee stock purchase plan, offset in part by $921,000 of payments under sales-leaseback arrangements.

     As of June 30, 2004, we had commitments under leases and other obligations totaling $29.7 million, as reflected in the table below, as compared to $34.7 million as of December 31, 2003. The decrease is primarily the result of payments under operating lease and sale-leaseback arrangements.

			Other
			Long-term
			Obligations
		Obligations	included in
		Under	Other
	Operating	Sale-Leaseback	Non-current
	Leases	Arrangements	Liabilities
		(In thousands)
12-month period ending December 31:
2004	$3,801	$639	$362
2005	7,408	340	362
2006	6,169	—	—
2007	6,078	—	—
2008	4,064	—	—
Thereafter	476	—	—

Total minimum lease and other payments	$27,996	$979	$724

     Our capital requirements depend on numerous factors including market acceptance of our products, the resources we devote to developing and supporting our products, acquisitions, and other factors. We expect to devote substantial capital resources to continue our research and development efforts, to expand our support and product development activities, and for other general corporate activities. Based on our long-term strategic plan, we believe that our current cash balances, together with the revenue to be derived from our commercial partners and from commercial sales of our microfluidic and lab automation products and services, will be sufficient to fund our operations at least through the year 2005. Our future capital requirements will depend on many factors, including, among others:

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

     Financial Projections. We are providing financial projections for the third quarter of 2004, and reaffirming our projections for full year 2004 and our longer-range objectives for generating positive cash flows from operations, as set forth below. The key financial projections we are providing are as follows:

•	We expect full year revenues for 2004 to be approximately $80 million to $85 million, and third quarter 2004 revenues to be approximately $19 to $21 million.

•	We expect full year selling, general and administrative, and research and development expenses to be approximately $57 to $60 million, inclusive of the $1.0 million research and development charge discussed in Note 6 to the consolidated financial statements in Item 1 of this report.

•	We expect our product gross margins to be in the range of 35-38%, and our service gross margins to be in the range of 50-54% over the remainder of 2004. We expect to use cash of between $20 million and $25 million during 2004, including an estimated $3.0 million to $4.0 million to be used for capital expenditures including our new Enterprise Resource Management System. We expect cash, cash equivalents and marketable securities to be in excess of $40 million as of December 31, 2004.

•	We expect to attain positive cash flows from operations by the fourth quarter of 2005.

     We have incurred operating losses since our inception and expect to incur losses for the foreseeable future. While we have significantly reduced our research and development expenses, we will continue to make significant investments in research and development over the next several years. The financial projections that we have provided above are forward-looking statements that are subject to risks and uncertainties, and are only made as of the date of the filing of this Form 10-Q. These projections are based upon assumptions that we have made and believe to be reasonable. However, actual results may vary significantly from these projections due to the risks and uncertainties inherent in our business as described in the section entitled, “Factors Affecting Operating Results,” immediately below.

Factors Affecting Operating Results

Risks Related To Our Business

Our LabChip products may not achieve market acceptance, which could cause our revenue to grow slowly or decline.

     Many of our microfluidic technologies, which we developed prior to our acquisition of Zymark on July 14, 2003, are still in the process of development and in the early stages of commercial adoption, and our drug discovery and automated electrophoresis systems incorporating these technologies have only recently begun to be used commercially. If these systems do not gain further market acceptance, we will be unable to generate significant sales of these products and our revenue may grow more slowly than expected or decline. The commercial success of our LabChip products will depend upon capital spending by our potential customers, and market acceptance of the merits of our drug discovery and automated electrophoresis systems by pharmaceutical and biotechnology companies, academic research centers, and other companies that rely upon laboratory experimentation. Market acceptance will depend on many factors, including:

•	our ability to demonstrate the advantages and potential economic value of our LabChip drug discovery systems over alternative well-established technologies;

•	our ability to develop novel functionalities for our LabChip products and instrument systems that enable customers and potential customers to perform functions that are not possible with traditional lab research technologies;

•	capital spending by our customers and potential customers, which has been sluggish over the past several years as a result of prevailing economic conditions and other industry-specific factors; and

•	our ability to market our drug discovery systems.

     Because the LabChip products and automated electrophoresis systems have been in operation for only a limited period of time, their accuracy, reliability, ease of use and commercial value have not been fully established. If the early users of our microfluidic products do not endorse our initial drug discovery systems because these systems fail to generate the quantities and quality of data they expect, are too difficult or costly to use, or are otherwise deficient, market acceptance of these drug discovery systems would suffer and further sales may be limited. We cannot assure you that these customers’ efforts to put our high throughput systems into use will continue or will be expeditious or effective. Potential customers for our drug discovery systems may also wait for indications from our initial drug discovery system customers that our drug discovery systems work effectively and generate substantial benefits. Further, non-acceptance by the market of our initial drug discovery systems could undermine not only those systems but subsequent drug discovery systems as well. Our microfluidic-based drug discovery systems are now being marketed and sold principally by the sales and marketing organization we acquired with our acquisition of Zymark. These systems and the technologies on which they are based are still relatively new to this sales and marketing organization, which may limit our ability to effectively market and sell these systems.

If we are not successful in developing new and enhanced liquid handling and other life sciences products, our products may not gain market acceptance and we may lose market share to our competitors.

     The life sciences productivity tools equipment market, the principal market for the traditional Zymark laboratory automation products, is very competitive and is characterized by rapid technological change and frequent new product introductions. The commercial success of our liquid handling systems and other products depends upon continued and expanding market acceptance of our systems and products by pharmaceutical and biotechnology companies and genomics research organizations, and upon availability to address quickly any performance problems that our customers encounter. We anticipate that our competitors will introduce new, enhanced products in this market in the near future. Our future success will depend on our ability to offer new products and technologies that researchers believe are an attractive alternative to current products and technologies, that address the evolving needs of our customers and that are technologically superior to new products that may be offered by our competitors. We may experience difficulties or delays in our development efforts for new products, and we may not ultimately be successful in developing them. Any significant delay in releasing new products in this market could adversely affect our reputation, give a competitor a first-to-market advantage or cause a competitor to achieve greater market share.

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

     Many of our instrument products represent relatively large capital expenditures by our customers. During the past several years, many of our customers and potential customers, particularly in the pharmaceutical industry, have reduced their capital spending budgets because of generally adverse prevailing economic conditions, consolidation in the industry, and increased pressure on the profitability of pharmaceutical companies, due in part to more competition from generic drugs. If our customers and potential customers do not increase their capital spending budgets, because of continuing adverse economic conditions or further consolidation in the industry, we could face weak demand for our products, in particular our products used for high-throughput screening. If the demand for our instrument products is weak because of constrained capital spending by our pharmaceutical industry customers and potential customers, we may not achieve our targets for revenue and cash flow from operations.

A portion of our business depends upon collaborations with OEM business partners, and our financial success depends upon our ability to manage our existing OEM relationships and to identify new OEM partners.

     Historically, an important part of our business strategy has been to collaborate with OEM business partners in the development of new applications for our microfluidic and liquid handling products and the subsequent commercialization of the developed products. These collaboration arrangements can be difficult to manage, and disagreements with our OEM business partners may adversely impact our ability to complete development programs, and therefore to realize increased product sales through these product development and commercialization collaborations. In addition, our ability to grow our business depends in part on our ability to identify new collaboration partners or new applications for our technologies to develop with our existing collaboration partners. If we are unable to identify new collaboration partners or to agree on the terms of a collaboration, or if we are unable to identify new applications for our technologies to develop and commercialize with an existing collaboration partner, the growth of our business could be adversely affected.

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

     We have experienced significant operating losses each year since our inception and expect to incur substantial additional operating losses for the years 2004 and 2005, primarily as a result of a current sluggish economic climate, dampened life sciences research spending by many of our customers and expected continuing expenses for manufacturing capabilities, research and product development costs and general and administrative costs. We may never achieve profitability. As of June 30, 2004, we had an accumulated deficit of approximately $154.6 million. Our losses have resulted principally from costs incurred in research and development, product marketing and from general and administrative costs associated with our operations. These costs have exceeded our interest income and revenue which, to date, have been generated principally from product sales, collaborative research and development agreements, technology access fees, cash and investment balances.

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

     Historically, we have had very few customers and one commercial partner, Agilent, from which we have derived the majority of our revenue, although our acquisition of Zymark in July 2003 greatly expanded our customer base. During the three and six month periods ended June 30, 2004, Agilent accounted for 15% and 13%, respectively, of total revenues. If we were to lose Agilent and one or more of our other significant customers, our revenue could decrease significantly.

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

     Finally, we have not entered into a new research and development funding agreement with Agilent as of June 30, 2004. While we anticipate that we will collaborate with Agilent at some point either related to existing collaboration products or for new products, there is no assurance that will receive development funding over the remainder of 2004.

We depend on our key personnel, the loss of whom would impair our ability to compete.

     We are highly dependent on the principal members of our management, especially our Chief Executive Officer, and certain of our scientific staff. The loss of services of any of these persons could seriously harm our product development and commercialization efforts. In addition, research, product development, and commercialization will require additional skilled personnel in areas such as chemistry and biology, software engineering and electronic engineering. Our business is located in Silicon Valley, California, and, with the acquisition of Zymark, in the Boston metropolitan area, where demand for personnel with these skills remains high, and may increase further as the economic outlook in these areas improves. As a result, competition for and retention of personnel, particularly for employees with technical expertise, is intense and the turnover rate for these people is high. If we are unable to hire, train and retain a sufficient number of qualified employees, our ability to conduct and expand our business could be seriously reduced. The inability to retain and hire qualified personnel could also hinder any planned expansion of our business.

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

     We rely on outside vendors to manufacture many components and subassemblies for our products. Certain components, subassemblies and services necessary for the manufacture of our products are provided by a sole supplier or limited group of suppliers, some of which are our competitors. We currently purchase additional components, such as optical, electronic, and pneumatic devices, in configurations specific to our requirements that, together with certain other components, such as computers, are integrated into our products. We maintain only a limited number of long-term supply agreements with our suppliers.

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

     Our stock has been trading on the Nasdaq National Market only since mid-December 1999. We initially offered our common stock to the public at $16.00 per share. Since then our stock price has been extremely volatile and has ranged, through August 6, 2004, from a high of approximately $202.00 per share on March 2, 2000, to a low of $2.71 per share both on January 28, 2003, and February 6, 2003. Our stock price may drop substantially following an investment in our common stock. We expect that our stock price will remain volatile as a result of a number of factors, including:

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

We are at risk of future securities class action litigation.

     Given the volatility of our stock, we are at risk of having securities class action lawsuits filed against us and our officers and directors. Such securities litigation could result in potential liability, cause us to incur litigation costs and divert management’s attention and resources, any of which could harm our business. In addition, announcements of lawsuits of this or some other nature, and announcements of events occurring during the course of the lawsuits, could cause our stock price to drop.

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

     The potential change in fair value for interest rate sensitive instruments has been assessed on a hypothetical 100 basis point adverse movement across all maturities. We estimate that such hypothetical adverse 100 basis point movement would not have materially impacted net income or materially affected the fair value of interest rate sensitive instruments as of December 31, 2003, and June 30, 2004.

     Our equipment sale-leaseback financings, amounting to $0.9 million as of June 30, 2004, are all at fixed rates and, therefore, have minimal exposure to changes in interest rates.

     Our primary investment objective is to preserve principal while at the same time maximizing yields without significantly increasing risk. Our portfolio includes money markets funds, commercial paper, medium-term notes, corporate notes, government securities, asset-backed securities, and corporate bonds. The diversity of our portfolio helps us to achieve our investment objective. As of June 30, 2004, and December 31, 2003, the average remaining maturity of our investment portfolio was approximately 12 months. All of our instruments are held other than for trading purposes.

     The following table presents by year of maturity the amounts of our cash equivalents and investments, and related weighted average interest rates, that may be subject to interest rate risk as of June 30, 2004 (dollars in thousands):

					Fair Value
					June 30,
	2004	2005	2006	Total	2004
Cash and money market funds:
Fixed rate	$6,617	—	—	$6,617	$6,617
Average interest rate	0.17%	—	—	0.17%
Available for sale marketable securities:
Fixed rate	$642	$32,061	$6,841	$40,563	$40,500
Average interest rate	6.65%	3.43%	2.39%	3.32%
Variable rate	$950	$2,857	$2,001	$5,809	$5,807
Average interest rate	1.71%	1.94%	1.44	1.73%
Total securities	$8,209	$34,918	$8,843	$52,989	$52,924
Average interest rate	0.84%	3.30%	2.18%	2.74%

     This differs from our position as of December 31, 2003, which the following table presents (dollars in thousands):

					Fair Value
					December 31,
	2004	2005	2006	Total	2003
Cash and money market funds:
Fixed rate	$8,889	—	—	$8,889	$8,889
Average interest rate	0.07%	—	—	0.07%
Available for sale marketable securities:
Fixed rate	$12,391	$28,723	$11,268	$52,382	$52,710
Average interest rate	5.23%	4.07%	2.75%	4.05%
Variable rate	$3,253	$1,853	—	$5,106	$5,118
Average interest rate	1.45%	1.36%	—	1.42%
Total securities	$24,533	$30,576	$11,268	$66,377	$66,717
Average interest rate	2.85%	3.90%	2.75%	3.30%

Item 4. Controls and Procedures

     We evaluated our “disclosure controls and procedures” and our “internal controls and procedures for financial reporting” as of June 30, 2004. This evaluation was done under the supervision and with the participation of management, including our chief executive officer and our principal financial officer.

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

     Subject to the limitations set forth below, based on their evaluation, as of the end of this reporting period, the chief executive officer and the principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

Changes in internal controls.

     Internal controls over financial reporting are procedures which are designed with the objective of providing reasonable assurance that: (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with accounting principles generally accepted in the United States. Among other matters, we evaluated our internal controls over financial reporting to determine whether there were any “significant deficiencies” or “material weaknesses,” and sought to determine whether Caliper has identified any acts of fraud involving personnel who have a significant role in Caliper’s internal controls. In the professional auditing literature, “significant deficiencies” may be interpreted as being comparable as “reportable conditions”; these are control issues that could have a significant adverse effect on the ability to record, process, summarize, and report financial data in the financial statements. A “material weakness” is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and would not be detected within a timely period by employees in the normal course of performing their assigned functions.

     There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2004, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part II – Other Information

Item 1. Legal Proceedings

     Commencing on June 7, 2001, Caliper and three of its officers and directors (David V. Milligan, Daniel L. Kisner and James L. Knighton) were named as defendants in three securities class action lawsuits filed in the United States District Court for the Southern District of New York. The cases have been consolidated under the caption In re Caliper Technologies Corp. Initial Public Offering Securities Litigation, 01 Civ. 5072 (SAS) (GBD). Similar complaints were filed in the same Court against hundreds of other public companies that conducted IPOs of their common stock since the late 1990s (the “IPO Lawsuits”). On August 8, 2001, the IPO

Lawsuits were consolidated for pretrial purposes before United States Judge Shira Scheindlin of the Southern District of New York. Together, those cases are denominated In re Initial Public Offering Securities Litigation, 21 MC 92(SAS). On April 19, 2002, a Consolidated Amended Complaint was filed alleging claims against Caliper and the individual defendants under Sections 11 and 15 of the Securities Act of 1933, and under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as well as Rule 10b-5 promulgated thereunder. The Consolidated Amended Complaint also names certain underwriters of Caliper’s December 1999 initial public offering of common stock. The Complaint alleges that these underwriters charged excessive, undisclosed commissions to investors and entered into improper agreements with investors relating to aftermarket transactions. The Complaint seeks an unspecified amount of money damages. Caliper and the other issuers named as defendants in the IPO Lawsuits moved on July 15, 2002 to dismiss all claims on multiple grounds. By Stipulation and Order dated October 9, 2002, the claims against Messrs. Milligan, Kisner and Knighton were dismissed without prejudice. On February 19, 2003, the Court granted Caliper’s motion to dismiss all claims against it. Plaintiffs were not given the right to replead the claims against Caliper; the time to appeal the dismissal has not yet expired. In May 2003, a Memorandum of Understanding was executed by counsel for plaintiffs, issuers and their insurers setting forth the terms of a settlement that would result in the termination of all claims brought by plaintiffs against the issuers and individual defendants named in the IPO Lawsuits. On July 7, 2003, a Special Litigation Committee of the Caliper Board of Directors approved the settlement terms described in that Memorandum of Understanding. Final documentation has been negotiated and executed by counsel for Caliper, but not yet by counsel for plaintiffs or Caliper’s insurers. The settlement will be subject to numerous conditions, including approval by Judge Scheindlin.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     Caliper granted restricted stock to a number of its employees in connection with its acquisition of Zymark in July 2003, which restricted stock grants were subject to a right of repurchase by the Caliper in the event that the grantees left the employment of Caliper. A number of these employees did leave the employment of Caliper prior to the actual issuance of this stock to these employees. Consequently, Caliper only issued the vested shares to these employees, as the remaining unvested shares continued to be subject to this repurchase right and would have been repurchased by Caliper. The table below reflects the stock not issued to the employees as if these shares had been issued and subsequently repurchased during the three months ended June 30, 2004.

				Maximum Dollar
	Total	Average	Total Number of	Value of Shares
	Number of	Price	Shares Purchased as	that May Yet Be
	Shares	Paid	Part of Publicly	Purchased Under the
Period	Purchased	Per Share	Announced Programs	Programs
April 1, 2004 through April 30, 2004	—	$.001	—	—
May 1, 2004 through May 31, 2004	—	$.001	—	—
June 1, 2004 through June 30, 2004	6,750	$.001	—	—
Total	6,750	$.001	—	—

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     Our 2004 Annual Meeting of Stockholders was held on June 3, 2004, at 2:00 p.m. local time at Caliper’s facilities at 68 Elm Street, Hopkinton, Massachusetts. There were present at the meeting, in person or represented by proxy, the holders of 22,701,254 shares of Common Stock. The matters voted on at the meeting and the votes cast are as follows:

(a)	As listed below, all of the nominees for Class I Directors were elected at the meeting.

	NO. OF	NO. OF	NO. OF
	COMMON	COMMON	COMMON
	VOTES	VOTES	VOTES
NAME OF NOMINEE	IN FAVOR	WITHHELD	ABSTAINING
Van Billet	21,950,923	750,331	—
Robert C. Bishop, Ph.D.	21,951,253	750,001	—
David Milligan, Ph.D.	22,460,262	240,992	—

(b)	The appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2004 was ratified. There were 22,498,983 share of Common Stock voting in favor, 132,542 shares of Common Stock voting against, 69,729 share of Common Stock abstaining with 0 Broker non-votes.

Item 5. Other Information

     Caliper’s Audit Committee pre-approves all audit and permissible non-audit services provided by its independent auditors. For 2004, the Audit Committee has pre-approved $115,000 for tax compliance and consulting services provided by its independent auditors.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit
Number	Description of document
3.1(1)	Restated Certificate of Incorporation of Caliper.

3.2(2)	Restated Bylaws of Caliper.

31.1	Certification of Chief Executive Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

(1)	Previously filed as Exhibit 3.1 to Caliper’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2004, filed May 10, 2004, and incorporated by reference herein.

(2)	Previously filed as Exhibit 3.3 to Caliper’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2003, filed August 14, 2003, and incorporated by reference herein.

*	The certifications attached as Exhibits 32.1 and 32.2 accompanies this Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Caliper for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

(b)	Reports on Form 8-K

On May 7, 2004, Caliper Life Sciences, Inc. furnished a Current Report on Form 8-K furnishing under Item 12 its financial results for the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALIPER LIFE SCIENCES, INC.

August 9, 2004	By: /s/ E. Kevin Hrusovsky

E. Kevin Hrusovsky
Chief Executive Officer and President

By: /s/ Peter F. McAree

Peter F. McAree
Vice President, Finance and
Principal Financial Officer

Exhibit
Number	Description of document
3.1(1)	Restated Certificate of Incorporation of Caliper.

3.2(2)	Restated Bylaws of Caliper.

31.1	Certification of Chief Executive Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

(1)	Previously filed as Exhibit 3.1 to Caliper’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2004, filed May 10, 2004, and incorporated by reference herein.

(2)	Previously filed as Exhibit 3.3 to Caliper’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2003, filed August 14, 2003, and incorporated by reference herein.

*	The certifications attached as Exhibits 32.1 and 32.2 accompanies this Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Caliper for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.