Form 10-Q
period 2004-09-30
CALIPER LIFE SCIENCES INC
filed 2004-11-09
CIK 1014672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2004.

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

NUMBER OF SHARES OF COMMON STOCK OUTSTANDING ON October 29, 2004: 29,590,722

Caliper Life Sciences, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CALIPER LIFE SCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	September 30,	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$6,069	$8,889
Marketable securities	43,050	57,828
Accounts receivable, net	11,891	9,506
Inventories	11,991	11,580
Prepaid expenses and other current assets	2,366	3,451

Total current assets	75,367	91,254
Property and equipment, net	6,571	9,106
Notes receivable from employee director	144	178
Developed technology, net	10,855	13,002
Intangible assets, net	2,836	3,407
Goodwill	47,215	47,262
Security deposits and other assets, net	3,431	3,827

Total assets	$146,419	$168,036

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,066	$3,212
Accrued compensation	6,092	4,148
Other accrued liabilities	7,365	8,689
Deferred revenue and customer deposits	7,104	7,063
Current portion of long-term obligations	370	377
Current portion of sale-leaseback arrangements	587	1,521

Total current liabilities	24,584	25,010
Other non-current liabilities	6,932	8,229
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock	—	—
Common stock	30	28
Additional paid-in capital	277,571	271,232
Deferred stock compensation	(3,025)	(1,808)
Accumulated deficit	(159,733)	(135,093)
Accumulated other comprehensive income	60	438

Total stockholders’ equity	114,903	134,797

Total liabilities and stockholders’ equity	$146,419	$168,036

See accompanying notes.

CALIPER LIFE SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenues:
Product revenue	$14,759	$11,410	$39,753	$18,339
Service revenue	3,438	2,566	10,079	2,635
License fees and contract revenue	1,984	2,547	6,203	7,039

Total revenue	20,181	16,523	56,035	28,013

Costs and expenses:
Cost of product revenue	9,209	7,635	26,321	12,395
Cost of service revenue	1,792	1,020	5,076	1,020
Research and development	5,287	8,765	17,022	26,068
Acquired research and development	—	—	1,010	—
Selling, general and administrative	7,641	7,777	24,004	18,016
Stock-based compensation, net(1)	475	117	2,405	457
Amortization of intangible assets	936	1,396	2,879	1,396
Restructuring charges	—	774	2,218	1,096

Total costs and expenses	25,340	27,484	80,935	60,448

Operating loss	(5,159)	(10,961)	(24,900)	(32,435)
Interest income, net	129	655	465	2,653
Other income (expense), net	(21)	189	(64)	155

Loss before income taxes	(5,051)	(10,117)	(24,499)	(29,627)
Provision for income taxes	(78)	(31)	(140)	(31)

Net loss	$(5,129)	$(10,148)	$(24,639)	$(29,658)

Net loss per share, basic and diluted	$(0.17)	$(0.37)	$(0.85)	$(1.15)
Shares used in computing net loss per common share, basic and diluted	29,508	27,721	29,071	25,769

(1) Stock-based compensation, net, pertains to employees employed in the following areas:

Cost of Product Revenue	$40	$—	$153	$—
Research and Development	86	31	383	119
Selling, General and Administrative	349	86	1,869	338

Total	$475	$117	$2,405	$457

See accompanying notes.

CALIPER LIFE SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2004	2003
Operating activities
Net loss	$(24,639)	$(29,658)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	7,954	6,642
Acquired research and development	1,010	—
Stock-based compensation expense, net	2,446	506
Non-cash restructuring charges	2,218	150
Loss from disposal of fixed assets	119	—
Changes in operating assets and liabilities, net of Zymark acquisition in 2003:
Accounts receivable	(2,195)	(2,389)
Inventories	(794)	2,390
Prepaid expenses and other current assets	1,084	(62)
Security deposits and other assets	176	(366)
Accounts payable and other accrued liabilities	(115)	1,504
Accrued compensation	1,361	(4,417)
Deferred revenue and customer deposits	(775)	535
Other non-current liabilities	(196)	102
Payments of accrued restructuring obligations	(3,717)	(772)

Net cash from operating activities	(16,063)	(25,835)

Investing activities
Purchases of marketable securities	(44,888)	(28,152)
Proceeds from sales of marketable securities	51,434	91,159
Proceeds from maturities of marketable securities	7,832	7,203
Purchases of property and equipment	(2,665)	(1,142)
Purchase of in-process research and development	(200)	—
Acquisition of Zymark	—	(52,955)

Net cash from investing activities	11,513	16,113

Financing activities
Notes receivable from officers	34	37
Payments of obligations under sale-leaseback arrangements	(1,266)	(1,937)
Payments of long-term obligations	(357)	(338)
Proceeds from issuance of common stock	3,261	763

Net cash from financing activities	1,672	(1,475)

Effect of exchange rates on changes in cash and cash equivalents	58	89
Net decrease in cash and cash equivalents	(2,820)	(11,108)
Cash and cash equivalents at beginning of period	8,889	16,184

Cash and cash equivalents at end of period	$6,069	$5,076

Supplemental disclosure of cash flow information
Interest paid	$321	$316
Income taxes paid	$433	$48
Items not affecting cash
Non-cash consideration paid for acquired research and development (Note 6)	$810	$—
Stock issued for acquisition of Zymark	—	$14,591

See accompanying notes.

CALIPER LIFE SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
(Unaudited)

1. Summary of Significant Accounting Principles

Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The consolidated balance sheet as of December 31, 2003, has been derived from audited financial statements as of that date. For further information, refer to the financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2003, filed by Caliper Life Sciences, Inc.

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

Revenue Recognition

General Policy

     Caliper recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable. Revenue is recognized on product sales when goods are shipped under Caliper’s standard terms of “FOB origin.” Revenues on shipments subject to customer acceptance provisions are recognized only upon customer acceptance, provided all other revenue recognition criteria are met. Services offered by Caliper are generally recognized as revenue as the services are performed. Revenue from licensing agreements is deferred and recognized over the term of the agreement, or in certain circumstances, when milestones are met. Revenue recognized is not subject to repayment. Cash received that is related to future performance under such contracts is deferred and recognized as revenue when earned. No sales made by Caliper include any return rights or privileges. Based upon Caliper’s prior experience, sales returns are not significant. Provision is made at the time of sale for estimated costs related to Caliper’s warranty obligations to customers.

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

Agilent Product Revenue

     Caliper supplies Agilent Technologies, Inc., (“Agilent”), with chips and reagents at cost and receives a share of Agilent’s gross margin on components of the LabChip systems sold by Agilent. Revenue related to the reimbursement of costs for the supply of chips and reagents is recognized as product revenue upon shipment to Agilent, and Caliper’s share of gross margin on sales made by Agilent is recognized as product revenue upon shipment by Agilent to its end users. Caliper has no continuing obligations at the time these sales are made and Agilent has no return privileges. Caliper’s transfer of title on products sold to Agilent is not contingent on Agilent’s resale of these products. The instruments, chips and reagents, as sold, are useable by Agilent and their customers without additional support from Caliper.

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

Contract Revenue

     Revenue from contract research and development services is recognized as earned based on the performance requirements of the contract. Non-refundable contract fees which are neither time and materials- or time and expense- based, nor tied to substantive milestones are recognized on a percentage-of-completion basis in accordance with SOP 81-1. Contract fees received in advance of work performed are recorded as deferred revenue, and are recognized as revenue as the work is performed. For contracts recognized on the percentage-of-completion basis, the amount recognized as revenue is limited to the lesser of the amount measured as earned on a percentage of completion basis, or the cumulative amount of non-refundable payments earned in accordance with the contract.

Licensing and Royalty

     Revenue from up-front license fees is recognized when the earnings process is complete and no further obligations exist. If further obligations exist, the up-front license fee is recognized ratably over the obligation period. Royalties from licenses are based on third-party sales and recorded as earned in accordance with contract terms, when third-party results are reliably measured and collectability is assured.

Software

     Caliper has developed software that is marketed with its solutions as a component to operate and run its instruments and systems. Caliper generally does not sell or otherwise market the software. Caliper’s customers purchase the instruments and systems in order to conduct scientific research, and the software is incidental to the overall cost of the instrument’s development and marketing effort. Caliper does not provide post-sale software support, except for functional defects in the software as contemplated in Caliper’s warranty on its instruments.

Goodwill

     Caliper performs a test for the impairment of goodwill annually in the fourth quarter of its fiscal year, or more frequently if events or circumstances indicate that goodwill may be impaired. Because Caliper has a single operating and reportable business segment, Caliper performs this test by comparing the fair value of Caliper with its book value, including goodwill. If the fair value exceeds the book value, goodwill is not impaired. If the book value exceeds the fair value, Caliper would calculate the potential impairment loss by comparing the implied fair value of goodwill with the book value. If the implied goodwill is less than the book value, an estimate of the impairment charge would be determined by performing a detailed assessment of the fair value of goodwill as compared to its carrying value.

Foreign Currency Translation

     Foreign currency transaction gains and losses from the settlement of account balances denominated in another currency are included in current period other income, net as incurred. Cumulative translation adjustments included in stockholders’ equity as of September 30, 2004, and December 31, 2003, were $112,000 and $98,000, respectively.

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

     Changes in Caliper’s warranty obligation during the nine months ended September 30, 2004, and 2003 are as follows (in thousands):

	2004	2003
Balance, at December 31, 2003, and 2002	$1,108	$265
Zymark warranty obligations assumed	—	850
Accruals for warranties issued during the period	945	302
Settlements made during the period	(926)	(366)

Balance at September 30, 2004, and 2003	$1,127	$1,051

Net Loss Per Share

     Basic net income (loss) per share is calculated based on the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share would give effect to the dilutive effect of common stock equivalents consisting of stock options and warrants (calculated using the treasury stock method). Potentially dilutive securities have been excluded from the diluted earnings per share computations where they have an anti-dilutive effect due to Caliper’s net loss. As of September 30, 2004 and 2003, there were approximately 8.1 million and 9.3 million options and other potentially dilutive securities outstanding that were excluded from the calculation of net loss per share due to antidilution. These potential common shares could dilute earnings per share in the future.

Stock-Based Compensation

     Caliper accounts for its stock options and equity awards under the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and has elected to follow the “disclosure only” alternative prescribed by Financial Accounting Standards Board’s SFAS No. 123, “Accounting for Stock-Based Compensation.” Accordingly, no compensation expense is recognized in Caliper’s financial statements for stock options granted to employees, which had an exercise price equal to the fair value of the underlying common stock on date of grant. Caliper accounts for stock options issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF No. 96-18, “Accounting for Equity Instruments that are issued to other than Employees for Acquiring, or in Conjunction with selling Goods or Services.” For the three and nine months ended September 30, 2004 and 2003, compensation expense related to stock options issued to non-employees was not material.

     Caliper has granted options and other stock awards that resulted in the recording of deferred stock compensation. The amounts are amortized by charges to operations over the vesting period of the individual awards using the graded vesting method. During the quarter ended September 30, 2004, Caliper granted stock-based awards to employees under its 1999 Equity Incentive Plan resulting in additional deferred compensation of $2.3 million. Stock-based compensation in the accompanying consolidated statements of operations included $199,000 of amortization related to the 2004 awards, as well as ongoing amortization of prior awards (and reversal of charges related to unvested awards for terminated employees). In addition, during the first quarter of 2004, Caliper recorded expense of $1.4 million related option accelerations and other stock-based expenses incurred in connection with employment and separation agreements with former executives and other senior employees whose employment was terminated during the first quarter of 2004.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net loss:
As reported	$(5,129)	$(10,148)	$(24,639)	$(29,658)
Add: Stock-based employee compensation expense included in reported net income	475	317	2,405	657
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards	(1,858)	(3,170)	(11,199)	(12,604)

Pro forma net loss	$(6,512)	$(13,001)	$(33,433)	$(41,605)
Net loss per share:
As reported:
Basic and diluted	$(0.17)	$(0.37)	$(0.85)	$(1.15)
Pro forma:
Basic and diluted	$(0.22)	$(0.47)	$(1.15)	$(1.61)

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

     Zymark’s operations, assumed as of the date of the acquisition, have been included in the results of operations of Caliper beginning on July 14, 2003. The acquisition was accounted for as a purchase in accordance with SFAS No. 141, “Accounting for Business Combinations,” and Caliper accordingly allocated the purchase price of Zymark based upon the estimated fair value of net assets acquired and liabilities assumed.

     Acquired intangible assets consisted of the following as of September 30, 2004 (in thousands):

			Accumulated
	Useful Life	Fair Value	Amortization	Net Value
Developed Technology	5 years	$14,314	$3,459	$10,855
Customer List	5 years	3,640	880	2,760
Backlog	0.5 years	1,211	1,211	—

		$19,165	$5,550	$13,615

     Fair value was determined by an independent appraisal and was based upon expected future discounted cash flows taking into account risks related to the characteristics and application of the technology, existing and future markets and assessments of the life cycle stage of the technology. Amortization for purchased intangible assets was approximately $900,000 and $2.8 million for the three and nine month period ended September 30, 2004, respectively. Approximate scheduled amortization expense related to the intangible assets is $900,000 for the remainder of 2004, and for future fiscal periods is as follows (in thousands):

12-month period ending December 31:	Amount
2005	3,600
2006	3,600
2007	3,600
2008	1,900

$12,700

     Unaudited pro forma operating results for Caliper for the three and nine months ended September 30, 2004 and 2003, assuming the acquisition was completed prior to 2003, is as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004		2004
	(as reported)	2003	(as reported)	2003
Revenue
Product	$14,759	$14,465	$39,753	$39,030
Service	3,438	2,850	10,079	8,481
License fee and contract revenue	1,984	2,896	6,203	7,650

Total Revenue	20,181	20,212	56,035	55,161
Operating loss	(5,159)	(9,888)	(24,900)	(39,996)
Net loss	(5,129)	(9,363)	(24,639)	(38,268)
Basic and diluted loss per share	(0.17)	(0.33)	(0.85)	(1.37)

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

	September 30,	December 31,
	2004	2003
Raw material	$6,349	$5,929
Work-in-process	1,070	1,087
Finished goods	4,572	4,564

Inventories	$11,991	$11,580

     Caliper reserves or writes off 100% of the cost of inventory that it specifically identifies and considers obsolete or excessive to fulfill future sales estimates. Caliper defines obsolete inventory as inventory that will no longer be used in the manufacturing process. Excess inventory is generally defined as inventory in excess of projected usage, and is determined using management’s best estimate of future demand at the time, based upon information then available to Caliper. Caliper uses a twelve-month demand forecast and, in addition to the demand forecast, Caliper also considers: (i) parts and subassemblies that can be used in alternative finished products; (ii) parts and subassemblies that are unlikely to be engineered out of Caliper’s products; and (iii) known design changes which would reduce Caliper’s ability to use the inventory as planned. During the three and nine months ended September 30, 2004, Caliper recorded charges of $134,000 and $616,000, respectively, to cost of product revenues to reserve for excess and obsolete inventories. During the three and nine months ended September 30, 2003, Caliper recorded charges of $96,000 and $301,000, respectively, to cost of product revenues to reserve for excess and obsolete inventories.

4. Comprehensive Loss

     The components of comprehensive loss included within stockholders’ equity for the three and nine months ended September 30, 2004, and 2003 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net loss	$(5,129)	$(10,148)	$(24,639)	$(29,658)
Unrealized gain (loss) on marketable securities	20	(514)	(398)	(835)
Foreign currency translation gain	34	60	19	87

Comprehensive loss	$(5,075)	$(10,602)	$(25,018)	$(30,406)

5. Related Party Sales

     For the three and nine months ended September 30, 2003, Caliper had recognized $680,000 and $1.8 million in related-party revenue consisting primarily of sales of Caliper 250 drug discovery system products, LabChip devices, and datapoints to Amphora Discovery Corporation. As of December 31, 2003, Amphora was no longer considered a related party as Caliper’s ownership interest in Amphora declined to a fraction of 1%; as a result Caliper no longer separately reports sales to Amphora.

6. Acquired Research and Development

     On April 15, 2004, Caliper purchased from Amphora certain technology rights and know-how related to improving the performance of certain types of cell-based assays on a microfluidic chip. Caliper paid $200,000 in cash and issued to Amphora credits to purchase $900,000 worth of products from Caliper in exchange for the acquired technology and know-how. Through April 15, 2009, Caliper will also pay royalties to Amphora based on datapoint revenue received by Caliper from end-users as a result of datapoint revenue derived using the acquired technology. Caliper is further developing the acquired technology to adapt it for potential applications and uses on the LabChip 3000 instrument platform. Given that additional development work is necessary to produce a commercially saleable product based on this technology, and the absence of material revenue streams currently derived from the acquired technology, the entire consideration was expensed as research and development expense during the second quarter of 2004. The transaction has been accounted for in accordance with APB No. 29, Accounting for Non-Monetary Transactions, pursuant to which Caliper valued the acquired research and development based on the fair value of the product credits and established a deferred liability for the future product credits owed to Amphora. The recorded deferred liability is subject to adjustment based upon the fair value of products and services purchased by Amphora, or in the event that any portion of the credit expires unutilized. Any adjustments to the deferred liability will have a corresponding credit offset to research and development expense. Through September 30, 2004, Amphora fully utilized the product credits, which were valued at $810,000.

7. Significant Concentrations

     In the three months ended September 30, 2004 and 2003, one customer, Agilent, represented approximately 10% and 11% of total revenues. For the nine months ended September 30, 2004 and 2003, one customer, Agilent, represented approximately 12% and 24% of total revenues.

     As of September 30, 2004 and December 31, 2003, no individual customer accounted for greater than 10% of outstanding accounts receivable.

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

     Following its acquisition of Zymark in July 2003, Caliper conducted a series of downsizings to promote its new commercial strategies and increase organizational efficiencies within the newly combined company:

•	On August 5, 2003, 37 positions were identified to be eliminated by June 30, 2004. A charge of $774,000 was recorded in the third quarter of 2003 for severance and related benefits. All separations and payments had been completed as of June 30, 2004.

•	On December 3, 2003, 37 positions were identified to be eliminated by June 30, 2004. A charge of $2.7 million was recorded in the fourth quarter of 2003 for severance and related benefits. During the quarter ended March 31, 2004, Caliper recorded a $134,000 credit adjustment to restructuring charges based upon actual payments. All separations and related payments are expected to be completed in 2004.

•	On June 15, 2004, 14 positions were identified to be eliminated by September 30, 2004. A charge of $180,000 was recorded in the second quarter of 2004 for severance and related benefits. All separations and related payments are expected to be completed in 2004.

Facility Closures

     In November 2003, Caliper closed one of its three facilities in Mountain View, California, that was used primarily for instrument manufacturing and research and development activities, and recognized a $7.7 million charge for costs to be incurred over the remainder of the lease (June 2008) for which there is no expected ongoing economic benefit. In June 2004, in connection with the finalization of restructuring activities associated with the combination with Zymark, Caliper vacated and shut down approximately one half of one of its two currently occupied Mountain View facilities that was primarily used for research and development activities and recognized an additional $2.2 million charge related to costs estimated over the remainder of the lease (June 2008), including leasehold improvements having a carrying value of $67,000 that had no further use. In accordance with Statement of Financial Accounting Standard No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” Caliper recorded a liability equal to the fair value of the remaining lease payments as of the cease-use date for each of the closed facilities. Fair value was determined based upon the discounted present value of remaining lease rentals (5% discount rate used) for the space no longer occupied, reduced by the discounted present value of future estimated sublease rentals, through the end of the lease, that could be obtained for the property even if Caliper does not enter into a sublease.

     The following table summarizes the restructuring activity (in thousands):

	Severance	Facility
	and	Lease
	Related	Accrual	Leaseholds	Total
Balance, December 31, 2003	$2,083	$7,819	$—	$9,902
Restructuring charges	180	2,105	67	2,352
Non-cash restructuring charges	—	—	(67)	(67)
Restructuring credits	(134)	—	—	(134)
Reclassification of deferred rent liability	—	220	—	220
Accretion of facility lease accrual	—	177	—	177
Payments	(2,024)	(1,760)	—	(3,784)

Balance, September 30, 2004	$105	$8,561	$—	$8,666

     As of September 30, 2004, $2.8 million of the accrued restructuring liability was included within other accrued liabilities and $5.9 million was included within other non-current liabilities in the consolidated balance sheet. Expenses from restructuring activities are included within restructuring charges in the accompanying Statements of Operations, except for accretion which is included in interest income, net.

9. Commitments

     The following are contractual commitments as of September 30, 2004, associated with debt and lease obligations (in thousands):

			Other Long-term
			Obligations
		Obligations Under	included in Other
	Operating	Sale-Leaseback	Non-current
	Leases	Arrangements	Liabilities

12-month period ending December 31:
2004 (remaining)	$1,909	$301	$—
2005	7,442	311	370
2006	6,203	—	—
2007	6,076	—	—
2008	4,063	—	—
Thereafter	470	—	—

Total minimum lease and principal payments	$26,163	$612	$370

Amount representing interest		$(25)	—

Present value of future payments		587	370
Current portion of sale-leaseback arrangements and other obligations		(587)	(370)

Non-current portion of obligations		$—	$—

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

Other Long-Term Obligation

     As a result of the acquisition of Labotec by Zymark in August 2002, Caliper is obligated to make non-interest-bearing deferred purchase price payments of 900,000 Euros to the former owner of Labotec. As of September 30, 2004, the U.S. dollar value of the final remaining payment was $370,000 and is due on August 13, 2005.

Inventory Purchases

     As of September 30, 2004, Caliper had a non-cancelable purchase commitment in the amount of approximately $196,000 with its foreign supplier for the purchase of proprietary glass stock used in the manufacture of certain types of its chips.

Royalties

     Caliper has an exclusive license from UT-Batelle, LLC to the patents covering the inventions of Dr. J. Michael Ramsey. Royalty expense related to the UT-Batelle patents during the three and nine months ended September 30, 2004 was $18,000 and $54,000, respectively, and for the three and nine months ended September 30, 2003 was $20,000 and $134,000, respectively. Caliper also has an exclusive license from the Trustees of the University of Pennsylvania to certain patents relating to microfluidic applications and chip structures. The minimum royalty obligations under these licenses rise over time, but never exceed $213,000 per year.

10. Stockholders’ Equity

     During the nine months ended September 30, 2004, Caliper issued 1,163,046 shares of its common stock pursuant to exercises and purchases under its employee stock plans and 38,140 shares of its common stock pursuant to warrant exercises.

     Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of September 30, 2004, and for the three and nine month periods ended September 30, 2004, and September 30, 2003, should be read in conjunction with our financial statements included in this Quarterly Report on Form 10-Q and Management’s Discussion and Analysis of Financial Condition and Results of Operations and our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003.

     The discussion in this report contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions, especially under the Executive Summary caption, “Progress in Obtaining Our Objectives” below. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to these differences include those discussed under the caption, “Factors Affecting Operating Results,” below as well as those discussed elsewhere. The cautionary statements made in this report should be read as applying to all related forward-looking statements wherever they appear in this report.

Executive Summary

Business

     Caliper uses its core technologies of liquid handling, automation, and LabChip microfluidics to create leading edge tools for the life sciences industry. Within the life sciences industry, Caliper is currently addressing three major markets: drug discovery and development, genomics and proteomics, and molecular diagnostics.

     In July 2003 Caliper acquired Zymark Corporation, a pioneer and leader in the field of laboratory automation, robotics and advanced liquid handling solutions. Zymark, founded in 1981, manufactured and sold products and services to a multitude of customers in the pharmaceutical, biotechnology, chemical, agriculture and food industries worldwide. We substantially completed our integration of the Zymark business by the end of 2003 and, effective April 2, 2004, we completed a legal merger of Zymark into Caliper. We no longer actively market our products under the Zymark trade name.

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

Progress in Obtaining Our Objectives

     Over the past year, our activities have been focused on the continued transition of Caliper from a fundamentally R&D driven company, prior to our acquisition of Zymark, to a commercial company of sufficient scale to drive adoption of Caliper’s new microfluidic technology in markets where established alternatives are available, while still developing and expanding Zymark’s laboratory automation business. When we acquired Zymark just over a year ago, our principal goals were (i) to gain access to a global sales and marketing force to help drive microfluidic adoption, (ii) to accelerate our commercial transition by building on the capabilities of a more commercially experienced management team and (iii) to accelerate our path to profitability by increasing revenues, reducing expenses through combination synergies and reducing our net loss and cash utilization.

     Since the acquisition was completed, we have made very good progress against each of the above stated goals, and have met all of our communicated financial targets. In the third quarter of 2004 we met our revenue budget and made good progress toward our gross margin goals for the second half of 2004. For the third quarter of 2004, we projected revenues of between $19 and $21 million and over the second-half of 2004 we expected gross margins of between 35 and 38% on product revenues and between 50 and 54% on service revenues. Our actual results in the third quarter were $20.2 million of revenue, 38% product margins and 48% service margins. Having achieved these results, we feel we remain on target relative to our full year projections for 2004 and longer-range projection for attaining break-even cash flows from operations. Our expectations are:

•	We expect full year revenues for 2004 to be between $80 and $85 million with a greater likelihood of being at the lower end of this range.

•	We expect full year combined selling, general and administrative, and research and development expenses to be approximately $57 million to $60 million, inclusive of the $1.0 million research and development charge we recognized in the second quarter, with a greater likelihood of being at the lower end of this range.

•	We expect our product gross margins to be in the range of between 35 and 38%, and our service gross margins to be in the range of between 50 and 54% for the second half of 2004.

•	We expect to have a minimum of $40 million in cash, cash equivalents and marketable securities on hand as of December 31, 2004.

•	We continue to expect to attain break-even cash flows from operations in the fourth quarter of 2005. On a year-to-date basis in 2004, we have used $16.1 million of cash for operations, including $2.9 million of operating cash uses in the third quarter.

     The financial projections that we have provided above are forward-looking statements that are subject to risks and uncertainties, and are only made as of the date of the filing of this Form 10-Q. These projections are based upon assumptions that we have made and believe to be reasonable. However, actual results may vary significantly from these projections due to the risks and uncertainties inherent in our business as described in the section entitled “Factors Affecting Operating Results.”

     We are making continued progress on our efforts to drive further market adoption of our microfluidics products by the life sciences industry. During the third quarter and early fourth quarter, three major pharmaceutical companies purchased our LabChip 3000 drug discovery system for the first time, and two additional major pharmaceutical customers added to their existing investment in microfluidics screening systems. We are unable to predict future sales of our LabChip 3000 platform, but regard these recent purchases as strong indicators of the market’s growing acceptance of our microfluidics products.

     Early in the fourth quarter of 2004, our collaboration partner Bio-Rad Laboratories launched its Experion® automated electrophoresis system, a new product that is based on our LabChip technology. In the fourth quarter, another collaboration partner, Affymetrix, is slated to release on an early access basis, a new collaboration product incorporating our Sciclone liquid handling technology. Our revenue estimates for the fourth quarter of 2004 include assumptions about incremental product sales from these collaboration products.

Pro Forma Revenue Changes

     As reflected in Note 2 to the Consolidated Financial Statements in Item 1 of this report, on a pro forma basis, which assumes that the acquisition of Zymark occurred prior to 2003, our revenues in the third quarter remained flat on an overall basis in comparison to 2003, and on a year-to-date basis our revenues increased to $56.0 million in 2004 from $55.2 million in 2003, or 1.6%. We believe that a further understanding of the underlying changes year over year in our pro forma revenues provides useful information to better understand the state of our business.

     Total product and service revenue on a year-to-date basis in 2004 was $49.8 million (as reported) compared to total pro forma product and service revenue of $47.5 million in the same period of 2003, a pro forma increase of 4.9%.

     Within this overall change, product revenues were $39.8 million in the first nine months of 2004, up only slightly from $39.0 million over the first nine months of 2003; however, 2003 pro forma (as well as GAAP basis) revenues included $1.4 million of data point revenue from Amphora, a former related party, compared to no datapoint revenue from Amphora in 2004. The data point revenues from Amphora in 2003 were related to non-refundable minimum payments that were fully recognized as revenue over the twelve month period ended November 30, 2003. Under our usual arrangements, we recognize data point revenues on the basis of their actual usage as opposed to on a periodic basis. Amphora still has not yet achieved a level of data points that would trigger any additional payments to Caliper.

     Service revenues were $10.1 million (as reported) on a year-to-date basis through the third quarter of 2004 versus pro forma service revenues in the same period of 2003 of $8.5 million, an 18.8% increase. The pro forma increase is the result of an increase in our installed instrument base, proactive selling efforts related to billable service offerings and increased revenues from extended maintenance contracts.

     These pro forma revenue changes are consistent with our objectives to increase the percentage of our overall revenue represented by product and service revenue, and we believe provides us with greater potential to achieve more stable growth in the future. The combination of the increase in these sources of revenue, decreased reliance on less predictable contract revenues, and the impact of cost reductions implemented over the year since our combination with Zymark have resulted in reduced operating losses and improved operating cash flows on both a quarter and year-to-date basis.

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

Results of Operations

Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands)	2004	2003	$ Change	% Change	2004	2003	$ Change	% Change
Product revenue	14,759	11,410	3,349	29%	39,753	18,339	21,414	117%
Service revenue	3,438	2,566	872	34%	10,079	2,635	7,444	283%
License fees and contract revenue	1,984	2,547	(563)	-22%	6,203	7,039	(836)	-12%

Total Revenues	20,181	16,523	3,658	22%	56,035	28,013	28,022	100%

     Total revenue increased for the three and nine months ended September 30, 2004, as compared to the same periods in 2003 as a result of the additional product and service revenues added by the acquired Zymark business and increased Agilent product revenue, offset in part by the decrease in license fees and contract revenue, and a decrease in datapoint revenue from Amphora, a former related party. We did not have significant service revenues prior to our acquisition of Zymark.

Product Revenue. The overall net increases in product revenue for the three and nine months ended September 30, 2004 from the comparative periods in 2003, in addition to the contribution to revenues from the acquired Zymark business for the full three months ended September 30, 2004 compared to only a portion of the three months ended September 30, 2003, included increases in LabChip product revenue from Agilent of $284,000 and $1.4 million, respectively, due to a combination of transfer price increases and increased volumes of LabChip products sold to Agilent. The nine months ended September 30, 2004 included a cumulative transfer price adjustment of $787,000 recorded in the second quarter based upon periodic reconciliation with Agilent under the supply terms of our arrangement. The net increases in product revenue from the comparative periods in 2003 also occurred despite the fact that we had no datapoint revenue from Amphora, a former related party, in 2004 compared to $450,000 and $1.4 million, in the comparative periods of 2003. We have had no datapoint revenue from Amphora in 2004 because under the terms of the Modification Agreement entered into with Amphora in December 2002, Amphora is not obligated to make any further datapoint payments to us until they fully utilize the number of datapoints to which they are entitled due to a prior $1.8 million required minimum payment to us that was fully recognized as revenue over the twelve month period ended November 30, 2003. We do not anticipate any additional datapoint payments during the fourth quarter of 2004, and we currently are unable to currently estimate the amount, if any, that may be owed to us during the remainder of 2004.

Service Revenue. The increase in service revenue is due to the fact that we had no service revenue prior to our acquisition of Zymark, and so our service revenue in the 2003 periods reflects only two and one-half months of operations, rather than the full periods in 2004.

License Fees and Contract Revenue. We have had no royalty revenue from Aclara Biosciences, Inc. (“Aclara”), in 2004, as compared to royalty revenue of $625,000 and $1.9 million in the three and nine months ended September 30, 2003, respectively, stemming from our comprehensive settlement agreement with Aclara in 2001, under which we received minimum annual royalty payments from Aclara in each of the years 2002 and 2003. In addition, we have had no research funding from Agilent in 2004, as compared to contract revenue of $79,000 and $1.7 million in the three and nine months ended September 30, 2003, respectively, under our collaborative agreement with Agilent which we terminated effective as of May 8, 2003. We experienced a decrease in license fees and contract revenue, as the increase in contract revenue from other collaboration partners was not sufficient to offset the above stated decreases. The increase in contract revenues from our other collaboration partners is due, in part, to our efforts to develop applications with new commercial partners. The decrease in contract revenue from Agilent is the result of there being no current product development activity with Agilent. We are not anticipating development funding from Agilent or royalty revenue from Aclara in the fourth quarter of 2004.

Costs

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands)	2004	2003	$ Change	% Change	2004	2003	$ Change	% Change
Cost of product revenue	9,209	7,635	1,574	21%	26,321	12,395	13,926	112%
Cost of service revenue	1,792	1,020	772	76%	5,076	1,020	4,056	398%

Total Costs	11,001	8,655	2,346	27%	31,397	13,415	17,982	134%

Cost of Product Revenue. The increase in cost of product revenue is due primarily to the increase in product revenues generated from sales of products acquired in the Zymark acquisition and includes the effects of the organizational realignment completed during 2003 that resulted in a greater proportion of unabsorbed labor and overhead costs of our Mountain View, California, chip manufacturing operation being allocated to product manufacturing as opposed to research and development expenses. As discussed in Note 8 of the Notes to Consolidated Financial Statements, we completed an employee downsizing in June 2004 to reduce our underutilized labor and overhead, which we believe will result in an annualized reduction to cost of product revenues of approximately $1.1 million starting in the fourth quarter of 2004.

Cost of Service Revenue. The increase in cost of service revenue is due to the fact that we had no service operations prior to our acquisition of Zymark, and so our cost of service revenue in the 2003 periods reflects only two and one-half months of operations, rather than the full periods in 2004.

Gross Margins. Our gross margin on product revenue was 38% and 34% for the three and nine months ended September 30, 2004, as compared to 33% and 32%, respectively, for the same periods in 2003. The improvement during both the three and nine months ended September 30, 2004 as compared to the same period in 2003 occurred as a result of volume leverage due to the substantial increase in product revenue, especially from the acquired Zymark business, and the effects of cost reductions implemented across the combined businesses. Comparison of service gross margins to the same periods in 2003 is not meaningful due to certain purchase accounting adjustments recorded in connection with the Zymark purchase. Gross margin on service revenue was 48% and 50% for the three and nine months ended September 30, 2004, respectively. We expect that service gross margins will be approximately 50-54% over the second half of 2004, depending upon the level of billable services in relation to non-billable services, such as warranty repair work, occurring in any given period.

Expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands)	2004	2003	$ Change	% Change	2004	2003	$ Change	% Change
Research and development	5,287	8,765	(3,478)	-40%	17,022	26,068	(9,046)	-35%
In process R&D charge	—	—	—		1,010	—	1,010
Selling, general and administrative	7,641	7,777	(136)	-2%	24,004	18,016	5,988	33%
Amortization of deferred compensation	475	117	358	306%	2,405	457	1,948	426%
Amortization of intangible assets	936	1,396	(460)	-33%	2,879	1,396	1,483	106%
Restructuring charges	—	774	(774)	-100%	2,218	1,096	1,122	102%

     Research and Development Expenses. The decreases in research and development expenses are primarily due to our evaluation and prioritization of research and development programs which led to a lower level of research and development activities and associated employee downsizing actions in 2003 and, as discussed above, the reduced amount of labor and overhead allocated to research and development as a result of our increased commercial emphasis since we acquired Zymark. These decreases to research and development more than offset the incremental expenses associated with continuing research and development programs assumed in our acquisition of Zymark. We believe our increased focus on fewer projects has improved the productivity of our research and development investments. The level of ongoing research and development expense is highly dependent upon the number and significance of ongoing projects at any particular time. We currently expect research and development expenses to continue to increase in future periods as we develop new products and enhancements.

     Acquired Research and Development Charge. We incurred an acquired research and development charge of $1.0 million during the second quarter of 2004 as a result of our purchase of in-process research and development from Amphora as more fully discussed in Note 6 to the consolidated financial statements in Item 1 of this report.

     Selling, General and Administrative Expenses. Our selling, general and administrative expenses increased for the nine months ended September 30, 2004, primarily due to the additional costs of being a larger company as a result of the acquisition of Zymark, offset in part by cost synergies realized through our integration efforts. Our selling, general and administrative expenses decreased for the three months ended September 30, 2004, primarily as a result of combination synergies achieved over the twelve months following the completion of the acquisition.

     Stock-based Compensation. The increase in stock based compensation during the three months ended September 30, 2004, as compared to the same period in 2003, is primarily due to the amortization of deferred compensation recorded on restricted stock awards that were granted during the third fiscal quarter of both 2004 and 2003. The increase in stock-based compensation during the nine months ended September 30, 2004, as compared to the same period in 2003, is due primarily to option accelerations and other stock-based expenses incurred in connection with employment and separation agreements with former executives and other senior employees whose employment was terminated during the first quarter of 2004, and to a lesser extent the amortization of deferred compensation recorded on restricted stock awards granted in the third fiscal quarter of both 2004 and 2003. Assuming no changes to current outstanding stock awards or changes in personnel, we estimate stock-based compensation to be approximately $400,000 over the remainder of 2004.

     Amortization of Intangible Assets. Amortization of intangible assets consists solely of amortization of the intangible assets acquired in the Zymark acquisition, as more fully described in Note 2 to the consolidated financial statements in Item 1 of this report. Scheduled amortization is $900,000 in the fourth quarter of 2004, $3.6 million for each of the years 2005 through 2007, and the remaining $1.9 million in 2008.

Restructuring Charges. We recognized restructuring charges (credits) in 2004 as follows:

–	We recognized a $2.2 million charge in June 2004, based upon the estimated net present value of our future lease payments related to the vacating and shutting down approximately one-half of one of the three facilities we lease in Mountain View, net of anticipated sublease rentals, including leasehold improvement write-offs of $67,000 related to the shut-down. The facility lease accrual charge involved certain key assumptions including the amount, if any, of future sublease rentals. Our current assumptions take into consideration the going market rate for leases of similar properties, which is 80-90% below our current lease. As such, a decrease in anticipate sublease rentals would not materially affect our estimated liability.

–	We recognized a $180,000 charge in June 2004 related to severance and benefits associated with the elimination of 14 positions, primarily affecting manufacturing operations in our Mountain View location. We expect that the annualized savings of this downsizing action will be approximately $1.1 million starting in the fourth quarter of 2004.

–	We made a $134,000 credit adjustment to adjust the estimated restructuring liability related to severance and benefits associated with the December 2003 reduction in force.

During the three month period ended June 30, 2003, we incurred a charge of $322,000 for severance and related benefits related to the May 2003 reduction in force, in which all employee separations and related payments were completed by June 30, 2003. In addition, during the three month period ended September 30, 2003, we incurred a restructuring charge of $774,000 for severance and related benefits associated with the August 2003 reduction pursuant to which all separations and related payments were completed by June 30, 2004.

Interest Income, Net

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands)	2004	2003	$ Change	% Change	2004	2003	$ Change	% Change
Interest income, net	129	655	(526)	-80%	465	2,653	(2,188)	-82%

     Interest income, net decreased due to lower cash, cash equivalents and marketable securities balances over both the three and nine months ended September 30, 2004 as compared to the same periods in 2003.

Liquidity and Capital Resources

     Our cash, cash equivalents and marketable securities were $49.1 million at September 30, 2004, compared to $66.7 million as of December 31, 2003.

     We have financed our operations from inception primarily through equity sales, product sales and services, contract and milestone payments and $32.5 million received from the comprehensive settlement agreement with Aclara, and equipment financing under sale lease back arrangements. The inclusion of results of operations of the Zymark business after July 14, 2003, had a significant impact on the business and the comparability of cash flows on a period-over-period basis.

Cash Flows

     Operating Activities. During the nine months ended September 30, 2004 we used $16.1 million of cash for operating activities. We paid out $3.7 million in severance payments during the nine months ended September 30, 2004 related to prior restructuring activities. During the first three quarters, our accounts receivable cash collection cycles are typically somewhat slower due to seasonal variations common with our business, which resulted in the use of $2.2 million of cash during nine months ended September 30, 2004.

Inventories used cash of $794,000 during the nine months ended September 30, 2004, which is due to a usual build-up of raw materials to meet increased demand in the second half of the year. On a year to date basis through September 30, 2004, the level of our advance payment deposits, which we record as deferred revenue, declined in relation to the level of revenues recognized resulting in the use of $775,000 of cash. The remainder of cash used in operations was $8.6 million related to our operations and all other changes in working capital during the nine months ended September 30, 2004.

Investing Activities. During the nine months ended September 30, 2004, we generated $14.4 million in cash from net sales and maturities of marketable securities and used $2.7 million of cash for property and equipment purchases, including $1.6 million invested in the purchase and ongoing implementation of our new ERP system during the first nine months of 2004. We expect to invest a total of between $3 and $4 million on property and equipment during 2004, including the investment in the ERP system.

Financing Activities. During the nine months ended September 30, 2004, we generated $1.7 million in cash from financing activities, reflecting $3.3 million from the sale of our common stock pursuant to exercises of stock options and investments in the employee stock purchase plan, offset in part by $1.6 million of payments under sales-leaseback and other long-term obligations.

     As of September 30, 2004, we had commitments under leases and other obligations totaling $27.1 million, as reflected in the table below, as compared to $34.7 million as of December 31, 2003. The decrease is primarily the result of payments under operating lease and sale-leaseback arrangements.

			Other Long-term
			Obligations
		Obligations Under	included in Other
	Operating	Sale-Leaseback	Non-current
	Leases	Arrangements	Liabilities
	(In thousands)
12-month period ending December 31:
2004 (remaining)	$1,909	$301	$—
2005	7,442	311	370
2006	6,203	—	—
2007	6,076	—	—
2008	4,063	—	—
Thereafter	470	—	—

Total minimum lease and other payments	$26,163	$612	$370

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

     We have provided financial projections that we expect to attain break-even cash flows from operations in the fourth quarter of 2005, and we believe our current cash balances are more than adequate to satisfy our cash needs at least through the end of 2005. Our actual cash needs could vary considerably, however, depending on opportunities that arise over the course of 2004 and 2005. During or after this period, if cash generated by operations is insufficient to satisfy our liquidity requirements, we may need to reduce our research and development efforts, or sell additional equity or debt securities or obtain additional credit arrangements. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders. Additional financing may not be available on terms acceptable to us or at all. The inability to obtain additional financing may force delays in research and product development activities and, ultimately, cause us to cease operations.

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

     Many of our microfluidic technologies, which we developed prior to our acquisition of Zymark on July 14, 2003, are still in the process of development or are still in the early stages of commercial adoption. For example, our drug discovery and automated electrophoresis systems incorporating these technologies have only relatively recently begun to be used commercially. If these systems do not continue to gain further market acceptance, we will be unable to generate significant sales of these products and our revenue may grow more slowly than expected or decline. The commercial success of our LabChip products depends upon capital spending by our potential customers, and market acceptance of the merits of our drug discovery and automated electrophoresis systems by pharmaceutical and biotechnology companies, academic research centers, and other companies that rely upon laboratory experimentation. Market acceptance will depend on many factors, including:

•	our ability to demonstrate the advantages and potential economic value of our LabChip drug discovery systems over alternative well-established technologies, including the superior data quality produced on our systems;

•	our ability to develop a broader range of standard assays and applications for our LabChip products and instrument systems that enable customers and potential customers to perform many different types of experiments on a single instrument system;

•	capital spending by our customers and potential customers, which has been sluggish over the past several years as a result of prevailing economic conditions and other industry-specific factors; and

•	our ability to market and sell our drug discovery systems and related consumable products.

     Because our microfluidic drug discovery and automated electrophoresis systems have been in operation for only a limited period of time with a limited number of users, their accuracy, reliability, ease of use and commercial value have not yet gained wide commercial acceptance. If the early users of our microfluidic products do not endorse our initial drug discovery systems because these systems fail to generate the quantities and quality of data they expect, are too difficult or costly to use, or are otherwise deficient, market acceptance of these drug discovery systems would suffer and further sales may be limited. We cannot assure you that these customers’ efforts to put our high throughput systems into use will continue or will be expeditious or effective. Potential customers for our drug discovery systems may also wait for indications from our initial drug discovery system customers that our drug discovery systems work effectively and generate substantial benefits. Further, non-acceptance by the market of our initial drug discovery systems could undermine not only those systems but subsequent drug discovery systems as well. Our microfluidic-based drug discovery systems are now being marketed and sold principally by the sales and marketing organization we acquired with our acquisition of Zymark. These systems and the technologies on which they are based are still relatively new to this sales and marketing organization, which may limit our ability to effectively market and sell these systems.

If we are not successful in developing new and enhanced liquid handling and other life sciences products, our products may not gain market acceptance and we may lose market share to our competitors.

     The life sciences productivity tools equipment market, the principal market for the traditional Zymark laboratory automation products, is very competitive and is characterized by rapid technological change and frequent new product introductions. The commercial success of our liquid handling systems and other products depends upon continued and expanding market acceptance of our systems and products by pharmaceutical and biotechnology companies and genomics research organizations, and upon our ability to address quickly any performance problems that our customers encounter. We anticipate that our competitors will introduce new, enhanced products in this market in the near future. Our future success will depend on our ability to offer new products and technologies that researchers believe are an attractive alternative to current products and technologies, that address the evolving needs of our customers and that are technologically superior to new products that may be offered by our competitors. We may experience difficulties or delays in our development efforts for new products, and we may not ultimately be successful in developing them. Any significant delay in releasing new products in this market could adversely affect our reputation, give a competitor a first-to-market advantage or cause a competitor to achieve greater market share.

If we do not successfully introduce newer, lower cost versions of our drug discovery systems, and expand the range of applications for these systems, we may experience a decline in revenue or slow revenue growth and may not achieve or maintain profitability.

     We intend to continue developing new, lower cost versions of our microfluidic-based drug discovery systems with enhanced features that address existing or emerging customer needs, such as offering a broad range of standardized, easy to use assays. If we are unable to do so, our drug discovery systems may not become more widely used and we may experience a decline in revenue or slow revenue growth and may not achieve or maintain profitability. We currently have several assays in development including assays that measure many important activities of cells and proteins. We are developing product extensions that are particularly well suited for the evaluation of kinases, one of the largest focus areas of drug discovery efforts today. We are creating new tools to make it easier for our customers to develop their own custom assays in a microfluidic format. We are also developing kinase profiling and selectivity screening kits. If we are not able to complete the development of any of these applications and tools, or if we experience difficulties or delays, we may lose our current customers and may not be able to obtain new customers.

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

     Historically, an important part of our business strategy has been to collaborate with OEM business partners in the development of new applications for our microfluidic and liquid handling products and the subsequent commercialization of the developed products. These collaboration arrangements can be difficult to manage, and technical problems encountered in the development programs or disagreements with our OEM business partners may adversely impact our ability to complete development programs, and therefore to realize increased product sales through these product development and commercialization collaborations. In addition, our ability to grow our business depends in part on our ability to identify new collaboration partners or new applications for our technologies to develop with our existing collaboration partners. If we are unable to identify new collaboration partners or to agree on the terms of a collaboration, or if we are unable to identify new applications for our technologies to develop and commercialize with an existing collaboration partner, the growth of our business could be adversely affected.

Potential future acquisitions may have unexpected consequences or impose additional costs on us.

     Our business is highly competitive and our growth is dependent upon market growth and our ability to enhance our existing products and introduce new products on a timely basis. One of the ways we may address the need to develop new products is through acquisitions of complementary businesses and technologies, such as our acquisition of Zymark in July 2003. From time to time, we consider and evaluate potential business combinations both involving our acquisition of another company and transactions involving the sale of Caliper through, among other things, a possible merger or consolidation of our business into that of another entity. Acquisitions involve numerous risks, including the following:

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

     We cannot assure you that future acquisitions will be successful and will not adversely affect our business. We must also maintain our ability to manage any growth effectively. Failure to manage growth effectively and successfully integrate acquisitions we make could harm our business.

We expect to incur future operating losses and may not achieve profitability.

     We have experienced significant operating losses each year since our inception and expect to incur substantial additional operating losses for the years 2004 and 2005, primarily as a result of a current sluggish economic climate, dampened life sciences research spending by many of our customers and expected continuing expenses for manufacturing capabilities, research and product development costs and general and administrative costs. We may never achieve profitability. As of September 30, 2004, we had an accumulated deficit of approximately $159.7 million. Our losses have resulted principally from costs incurred in research and development, product marketing and from general and administrative costs associated with our operations. These costs have exceeded our interest income and revenue which, to date, have been generated principally from product sales, collaborative research and development agreements, technology access fees, cash and investment balances.

Our operating results fluctuate significantly and any failure to meet financial expectations may disappoint securities analysts or investors and result in a decline in our stock price.

     Our quarterly operating results have fluctuated significantly in the past, and we expect they will continue to fluctuate in the future, even with our combination with Zymark, as a result of many factors, some of which are outside of our control. For example, many of our products represent relatively large capital expenditures for our customers, which leads to variations in the amount of time it takes for us to sell our products because customers may take several months or longer to evaluate and obtain the necessary internal approvals for the purchase of our products. In addition, a significant portion of our revenues is derived from sales of relatively high-priced products, and these sales are generally made by purchase orders and not long-term contracts. Delays in receipt of anticipated orders for higher-priced products could lead to substantial variability of revenue from quarter to quarter. Furthermore, Zymark’s business historically received purchase orders and shipped a significant portion of each quarter’s product orders near the end of the quarter. If that pattern continues, even short delays in the receipt of orders or shipment of products at the end of a quarter could result in shipment during the next quarter, which could have a material adverse effect on results of operations for the quarter in which the shipment did not occur. In addition, Zymark’s business was historically affected by capital spending patterns of its customers with a greater percentage of purchases, and therefore higher revenues, occurring in the second half of the year. There can be no assurance that this trend will continue. For all of these and other reasons, it is possible that in some future quarter or quarters, our operating results will be below the expectations of securities analysts or investors. In this event, the market price of our common stock may fall abruptly and significantly. Because our revenue and operating results are difficult to predict, we believe that period-to-period comparisons of our results of operations are not a good indication of our future performance.

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

     Although Agilent manufactures the Agilent 2100 Bioanalyzer and Bio-Rad manufactures the Experion instrument system, we manufacture the chips used in these instruments and also currently manufacture instruments and sipper chips for our drug discovery systems. If we fail to deliver chips and automated drug discovery products in a timely manner, our relationships with our customers could be seriously harmed, and revenue would decline. We currently have one manufacturing location for LabChip products in Mountain View, California, and one manufacturing location for instruments and other products located in Hopkinton, Massachusetts. The actual number of chips we are able to sell or use depends in part upon the manufacturing yields for these chips. We have only recently begun to manufacture significant numbers of sipper chips and are continuing to develop our manufacturing procedures for these chips. In order to offer sipper chips with four or more capillaries for drug discovery applications, we will need to continue to achieve consistently high yields in this process. We have experienced difficulties in manufacturing both our chips and instruments. We cannot assure you that manufacturing or quality problems will not continue or arise as we attempt to scale-up our production of chips or that we can scale-up manufacturing in a timely manner or at commercially reasonable costs. If we are unable to consistently manufacture sipper chips or chips for the Agilent 2100 Bioanalyzer or the Bio-Rad Experion instrument systems on a timely basis because of these or other factors, our product sales will decline. We are currently manufacturing drug discovery instruments in-house and in limited volumes. If demand for our drug discovery instruments increases significantly, we will either need to expand our in-house manufacturing capabilities or outsource to other manufacturers, which could result in a decrease in yields, and therefore an increase in manufacturing costs and a decrease in net income from sales.

     Our ability to scale-up chip manufacturing may be compromised by uncertainty regarding the volume of chips for the Agilent 2100 Bioanalyzer and the Bio-Rad Experion instrument systems that we will need to supply to Agilent and Bio-Rad in the future. As our exclusive collaboration with Agilent terminated in May 2003 pursuant to the notice we delivered to Agilent, Agilent now has the option to manufacture chips itself rather than continue to receive its supply of chips from Caliper. Accordingly, we face uncertainty regarding future demand for these chips from our manufacturing operations.

Because a small number of customers and Agilent have accounted for, and may continue to account for, a substantial portion of our revenue, our revenue could decline due to the loss of one of these customers or the termination of our agreement with Agilent.

     Historically, we have had very few customers and one commercial partner, Agilent, from which we have derived the majority of our revenue, although our acquisition of Zymark in July 2003 greatly expanded our customer base. During the three and nine month periods ended September 30, 2004, Agilent accounted for 10% and 12%, respectively, of total revenues. If we were to lose Agilent and one or more of our other significant customers, our revenue could decrease significantly.

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

     Now that our agreement with Agilent is terminated, Agilent’s sales of collaboration products could be reduced due to competition from us or our other commercial partners, such as Bio-Rad. In such event, the revenue we would receive from Agilent could be reduced by more than the revenue we receive from other commercial partners. Further, Agilent may decide for reasons wholly independent of competition to reduce its sales efforts and/or pricing for these products. If Agilent does so, our revenue may decline.

     Finally, we have not entered into a new research and development funding agreement with Agilent as of September 30, 2004. While we anticipate that we may collaborate with Agilent at some point, either related to existing collaboration products or for new products, it is unlikely that we will receive any development funding from Agilent over the remainder of 2004.

We depend on our key personnel, the loss of whom would impair our ability to compete.

     We are highly dependent on the principal members of our management, especially our Chief Executive Officer, and certain of our scientific staff. The loss of services of any of these persons could seriously harm our product development and commercialization efforts. In addition, research, product development, and commercialization will require additional skilled personnel in areas such as chemistry and biology, software engineering and electronic engineering. Our principal business locations in the United States are Silicon Valley, California, and in the Boston metropolitan area, where demand for personnel with these skills remains high, and may increase further as the economic outlook in these areas improves. As a result, competition for and retention of personnel, particularly for employees with technical expertise, is intense and the turnover rate for these people is high. If we are unable to hire, train and retain a sufficient number of qualified employees, our ability to conduct and expand our business could be seriously reduced. The inability to retain and hire qualified personnel could also hinder any planned expansion of our business.

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

     We rely on a single manufacturing location to produce our chips and drug discovery systems, and a single location to produce laboratory automation and robotics systems, with no alternative facilities. These facilities and some pieces of manufacturing equipment are difficult to replace and could require substantial replacement lead-time. Our manufacturing facilities may be affected by natural disasters such as earthquakes and floods. Earthquakes are of particular significance since the microfluidic manufacturing facility is located in Mountain View, California, an earthquake-prone area. In the event that our existing manufacturing facilities or equipment is affected by man-made or natural disasters, we would be unable to manufacture products for sale, meet customer demands or sales projections. If our manufacturing operations were curtailed or ceased, it would harm our business.

Failure to raise additional capital or generate the significant capital necessary to expand our operations and invest in new products could reduce our ability to compete and result in lower revenue.

     We anticipate that our existing capital resources, together with the revenue to be derived from our commercial partners and from commercial sales of our microfluidic and lab automation products and services, will enable us to maintain currently planned operations at least through the year 2005. However, we premise this expectation on our current operating plan, which may change as a result of many factors. Consequently, we may need additional funding sooner than anticipated. Our inability to raise needed capital would seriously harm our business and product development efforts. In addition, we may choose to raise additional capital due to market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of these securities could result in dilution to our stockholders.

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

     Our stock has been trading on the Nasdaq National Market only since mid-December 1999. We initially offered our common stock to the public at $16.00 per share. Since then our stock price has been extremely volatile and has ranged, through October 31, 2004, from a high of approximately $202.00 per share on March 2, 2000, to a low of $2.71 per share both on January 28, 2003, and February 6, 2003. Our stock price may drop substantially following an investment in our common stock. We expect that our stock price will remain volatile as a result of a number of factors, including:

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

Investor confidence and share value may be adversely impacted if we and our independent registered public accounting firm are unable to provide adequate attestation over the adequacy of our internal controls over financial reporting as of December 31, 2004, as required by Section 404 of the Sarbanes-Oxley Act of 2002.

     The Securities and Exchange Commission, as directed by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in its annual reports on Form 10-K that contain an assessment by management of the effectiveness of the company’s internal controls over financial reporting. In addition, the company’s independent registered public accounting firm must attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting. This requirement will first apply to our Annual Report on Form 10-K for the fiscal year ending December 31, 2004. Although we intend to diligently and vigorously review our internal controls over financial reporting in order to ensure compliance with the Section 404 requirements, if our independent registered public accounting firm are not satisfied with our internal controls over financial reporting or the level at which these controls are documented, designed, operated or reviewed, or if the independent registered public accounting firm interpret the requirements, rules and regulations differently from us, then they may decline to attest to management’s assessment or may issue a report that is qualified. This could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could negatively impact the market price of our shares.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Our primary market risk exposures are foreign currency fluctuation and interest rate sensitivity. There have been no material changes to the information included under Item 7A in our Annual report on Form 10-K for the fiscal year ended December 31, 2003.

Item 4. Controls and Procedures

     We evaluated our “disclosure controls and procedures” and our “internal controls and procedures for financial reporting” as of September 30, 2004. This evaluation was done under the supervision and with the participation of management, including our chief executive officer and our principal financial officer.

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

     On July 30, 2004, we implemented the initial modules of our new Oracle ERP System which introduced changes in certain business processes and the associated controls over financial reporting. These changes mainly impacted our consolidation reporting systems, general ledger accounting systems (in the United States) and order management system and processes. The implementation of Oracle is being carried out in a phased-approach in order to accommodate the substantial time demands and related business constraints that are associated with the implementation of the Section 404 requirements of the Sarbanes-Oxley Act of 2002. Our objective in developing an Oracle implementation project plan was to avoid substantial changes in business processes and the design of certain key internal controls so that we are able to minimize the potential for reportable conditions to exist as of December 31, 2004.

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

Part II – Other Information

Item 1. Legal Proceedings

     Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     Caliper granted restricted stock to a number of its employees in connection with its acquisition of Zymark in July 2003, which restricted stock grants were subject to a right of repurchase by the Caliper in the event that the grantees left the employment of Caliper. A number of these employees did leave the employment of Caliper prior to the actual issuance of this stock to these employees. Consequently, Caliper only issued the vested shares to these employees, as the remaining unvested shares continued to be subject to this repurchase right and would have been repurchased by Caliper. The table below reflects the stock not issued to the employees as if these shares had been issued and subsequently repurchased during the three months ended September 30, 2004.

Maximum Dollar
			Total Number of	Value of Shares
			Shares Purchased as	that May Yet Be
	Total Number of	Average Price Paid	Part of Publicly	Purchased Under the
Period	Shares Purchased	Per Share	Announced Programs	Programs
July 1, 2004 through July 31, 2004	—	—	—	—
August 1, 2004 through August 31, 2004	2,250	$.001	—	—
September 1, 2004 through September 30, 2004	—	—	—	—

Total	2,250	$.001	—	—

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     Not applicable.

Item 6. Exhibits

Exhibit
Number	Description of document
3.1(1)	Restated Certificate of Incorporation of Caliper.

3.2(2)	Restated Bylaws of Caliper.

31.1	Certification of Chief Executive Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

(1)	Previously filed as Exhibit 3.1 to Caliper’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2004, filed May 10, 2004, and incorporated by reference herein.

(2)	Previously filed as Exhibit 3.3 to Caliper’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2003, filed August 14, 2003, and incorporated by reference herein.

*	The certifications attached as Exhibits 32.1 and 32.2 accompanies this Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Caliper for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALIPER LIFE SCIENCES, INC.
November 9, 2004	By:	/s/ E. Kevin Hrusovsky
E. Kevin Hrusovsky
Chief Executive Officer and President

	By:	/s/ Peter F. McAree
Peter F. McAree
Vice President, Finance and Principal Financial Officer

Exhibit
Number	Description of document
3.1(1)	Restated Certificate of Incorporation of Caliper.

3.2(2)	Restated Bylaws of Caliper.

31.1	Certification of Chief Executive Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

(1)	Previously filed as Exhibit 3.1 to Caliper’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2004, filed May 10, 2004, and incorporated by reference herein.

(2)	Previously filed as Exhibit 3.3 to Caliper’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2003, filed August 14, 2003, and incorporated by reference herein.

*	The certifications attached as Exhibits 32.1 and 32.2 accompanies this Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Caliper for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.