Form 10-K
period 2004-12-31
CALIPER LIFE SCIENCES INC
filed 2005-03-16
CIK 1014672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
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
Common Stock, $0.001 Par Value
(Title of Class)
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐
      Based on the closing sale price of common stock on the Nasdaq National Market on June 30, 2004, the aggregate market value of the voting stock held by non-affiliates of the registrant was $103,520,318. Excludes an aggregate of 7,093,021 shares of common stock held by officers and directors and by each person known by the registrant to own 5% or more of the outstanding common stock. Exclusion of shares held by any of these persons should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.
      The number of shares outstanding of registrant’s common stock, $0.001 par value was 30,497,006 at February 28, 2005.
DOCUMENTS INCORPORATED BY REFERENCE
      Certain information in Part III of this Annual Report on Form 10-K is incorporated by reference to the Proxy Statement for the registrant’s 2005 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

CALIPER LIFE SCIENCES, INC.
FORM 10-K
For the Fiscal Year Ended December 31, 2004

		Page

PART I
Item 1.	Business	2
Item 2.	Properties	20
Item 3.	Legal Proceedings	20
Item 4.	Submission of Matters to a Vote of Security Holders	21

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.	22
Item 6.	Selected Financial Data	23
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	45
Item 8.	Financial Statements and Supplementary Data	47
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	47
Item 9A.	Controls and Procedures	47
Item 9B.	Other Information	50

PART III
Item 10.	Directors and Executive Officers of the Registrant	50
Item 11.	Executive Compensation	50
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	50
Item 13.	Certain Relationships and Related Transactions	50
Item 14.	Principal Accountant Fees and Services	50

PART IV
Item 15.	Exhibits and Financial Statement Schedules	51
Signatures		54
EX-4.2 Specimen Stock Certificate
EX-10.6 Form of Grant Agreement for 1999 Equity Incentive Plan- Option Awards
EX-10.7 Form of Grant Agreement for 1999 Equity Incentive Plan- Restricted Stock Unit Awards
EX-10.8 Form of Grant Agreement for 1999 Non-Employee Directors' Stock Option Plan
EX-10.11 Form of Stock Option Grant Agreement for Acquisition Equity Incentive Plan
EX-10.12 Form of Stock Award Agreement for Acquisition Equity Incentive (pro rata vesting)
EX-10.13 Form of Stock Award Agreement for Acquisition Equity Incentive (5 year cliff vesting)
EX-10.17 Non-Employee Directors' Cash Compensation Plan
EX-10.19 Employment Offer Letter dated November 30, 2005 between Caliper and Mr. Thomas T. Higgins
EX-10.29 Key Employee Change of Control and Severance Benefit Plan
EX-10.46 Form of Grant Agreement for 2001 Non-Statutory Stock Option Plan
EX-11.1 Subsidiaries of the Registrant
EX-23.1 Consent of Ernst & Young LLP
EX-31.1 Section 302 Certification of CEO
EX-31.2 Section 302 Certification of CFO
EX-32.1 Section 906 Certification of CFO
EX-32.2 Section 906 Certification of CFO

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS
      This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. We have identified forward-looking statements by terminology denoting future events such as “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined under “Factors Affecting Operating Results” contained in “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements.
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
      Caliper, the Caliper logo, LabChip, the LabChip logo, Zymark, LibraryCard, Allegro, CLARA, MultiDose, Prelude, RapidPlate, RapidTrace, Staccato, TurboVap and Twister are registered trademarks of Caliper Life Sciences, Inc. and iLink, inL10, Sciclone, Tablet Processing Workstation, TPW, and iBlox are trademarks of Caliper Life Sciences, Inc.
PART I

Item 1.	Business
Overview
      Caliper Life Sciences, Inc. (“Caliper”) uses its core technologies of liquid handling, automation, and LabChip microfluidics to create enabling solutions for the life sciences industry. Caliper is a leader in microfluidic lab-on-a-chip technologies. We believe our LabChip systems add value to the life sciences industry by miniaturizing, integrating, automating and standardizing many laboratory processes, and by raising the quality and reproducibility of data derived by our customers. In July 2003, Caliper acquired Zymark Corporation, a global provider of liquid handling, laboratory automation and robotics technology. We believe that by combining our microfluidic technologies with advanced liquid handling capabilities, we are well positioned to develop and deliver next-generation laboratory automation products that address the key challenges of modern scientific research. Caliper changed its name from Caliper Technologies Corp. to Caliper Life Sciences, Inc. in January 2004, and the Zymark legal entity was merged into Caliper in April 2004.
      Within the life sciences industry, Caliper is currently pursuing three major markets: drug discovery and development, genomics and proteomics, and molecular diagnostics. We believe that our products and technologies are capable of addressing these markets in a number of ways. For example, in the drug discovery and development market, pharmaceutical companies face many new challenges. These include late-stage drug failures, increased research and development spending yielding fewer new drugs and, more recently, drugs being removed from the market due to unforeseen side effects that were not discovered in pre-launch clinical trials. Caliper is focused on helping pharmaceutical companies address these challenges by providing products that help researchers make better choices earlier in their drug discovery process, increase the speed and efficiency of their high-throughput screening efforts, and enable profiling experiments that can identify drug side effects earlier in the drug discovery process. In the genomics and proteomics market, recent advances in DNA research and a subsequent surge of interest in protein functionality has created an increased industry need for high-throughput, cost-efficient tools for DNA and protein experiments. Products such as our

LabChip 90 system for high-throughput DNA and protein analysis directly address this need by integrating and automating the multiple steps required by conventional gel electrophoresis experiments. Molecular diagnostics, another significant scientific frontier that has evolved from the genomics revolution, holds enormous potential to impact human health through earlier detection of disease. However, existing molecular diagnostic tests tend to be complex and expensive, limiting their acceptance by health care organizations already burdened by high costs. We believe that our LabChip technologies may help address these cost issues through integration and miniaturization of the various steps required to carry out these tests.
      We have three channels of distribution for our products: direct to customers, indirect through our international network of distributors, and through original equipment manufacturer (“OEM”) channels. Through our direct and indirect distributor channels, we sell complete systems solutions developed by Caliper to end customers. Our OEM distribution channel is core to our business strategy and complementary to our direct sales and distribution network activities, as it enables us to extend the commercial potential of our LabChip and advanced liquid handling technologies into new industries and new applications with experienced commercial partners. In the OEM channel we provide liquid handling products, microfluidics chips, product development expertise and other enabling technologies to commercial partners who then typically integrate an application solution and market it to their end customers. In addition to these product distribution channels, Caliper has begun to out-license its extensive microfluidic patent estate for applications for which it does not have current product development plans, or which Caliper cannot access because of the licensee’s proprietary technology. By using direct and indirect distribution, and OEM product distribution channels, as well as out-licensing our technology in appropriate circumstances, Caliper seeks to maximize penetration of our products and technologies into the marketplace and position itself as a leader in the life sciences tools market.
      Caliper was incorporated in Delaware on July 26, 1995. Our principal offices are located at 68 Elm Street, Hopkinton, Massachusetts, 01748, and our telephone number is (508) 435-9500. We also have research and development, operations and manufacturing facilities for LabChip devices in Mountain View, California. We file or furnish electronically with the Securities and Exchange Commission (or SEC) our annual reports on Form 10-K, quarterly reports on Form  10-Q, current reports on Form 8-K and amendments to those reports pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. The public may read or copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.
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
Technologies

LabChip Microfluidic Technologies
      We have developed our LabChip microfluidic technology to provide significant advances in laboratory experimentation for the pharmaceutical and other industries. Microfluidic chips are the key components of our LabChip systems, which also include a LabChip instrument and experiment-specific reagents and software. Our chips contain a network of miniaturized, microfabricated channels through which fluids and chemicals are moved to perform experiments. A single type of chip, used with customized reagents and software to perform a particular experiment, comprises one LabChip application. Depending on the chip format, reagents are introduced either automatically or by the user. The instrument and software control the movement of fluids via pressure or voltage, and an integrated optical system detects the results of the particular experiment. Because we have great flexibility in channel design, and can exert split-second computer control over fluid flow, we have the ability to create chips for numerous applications. Our LabChip systems miniaturize, integrate and automate experiments with the goal of providing the benefits of improved data accuracy and reproducibility, reduced cost and higher speed, leading to expanded individual researcher capability and improved enterprise-wide productivity.

Features of LabChip Systems

•	Miniaturization. Conventional laboratory equipment typically uses at least a drop of fluid, or 1 to 100 microliters, to perform each experiment. In many LabChip applications, the sample volume needed from external sources is reduced to below 1 nanoliter, a reduction of up to 100,000-fold over conventional systems. In some processes within the chip, reagents are dispensed in the microchannels in volumes down to tens of picoliters, another 10-100 fold reduction, which speeds analysis times and increases sample throughput. A microliter is one millionth of a liter, a nanoliter is one billionth of a liter, and a picoliter is one trillionth of a liter.

•	Integration. Integration is the combining of multiple processes into a single process, or the inclusion of multiple functions into one device. Today many laboratory systems perform only one or two steps of an experimental protocol. Our LabChip systems can integrate complete experiments involving half a dozen or more steps into one continuous process performed on a single chip.

•	Automation. Many laboratory experiments are performed in multiple manual steps. With our LabChip systems, entire experiments can be automated and performed inside a chip using one instrument, freeing up valuable research time and laboratory space and reducing labor requirements.

Key Benefits of LabChip Systems

•	Improved Data Quality and Accuracy. Our LabChip systems are designed to produce more accurate, consistent and reproducible data by reducing human error, reducing the variability caused by the use of multiple instruments, and enabling more analytical approaches to experimentation that are impractical in traditional systems. For example, biochemical screening assays typically call for fast, “bulk” measurements of an experimental mixture. Reducing the size of the experiment allows for rapid separation and measurement of individual molecular species in the test mixture, which in turn enhances the accuracy of the overall result. With higher quality data, our customers can make better decisions earlier in the drug discovery and development process. This enables our customers to avoid the time and expense of performing additional analyses and experiments on “false positive” results from their primary screening experiments.

•	Improved Sensitivity. When screening against drug targets, such as kinases, the higher quality data from our LabChip systems allows customers to detect lower levels of inhibition than can be detected with traditional microplate well-based assays. This has two advantages: (1) an increase in the pool of potential lead compounds, and (2) the possibility that a “hit” found at lower levels of inhibition will be more selective for the target of interest than a hit found at higher levels of inhibition because compounds that hit at higher levels of inhibition may also produce unacceptable levels of inhibition on other, non-target kinases.

•	Reduced Reagent and Labor Cost. Our LabChip systems utilize only a small fraction of the usual amount of expensive reagents used in experiments performed in test tubes, 96-well plates, or 384-well plates, and also reduce the labor involved in each experiment. We believe that saving on reagent cost and labor can enable pharmaceutical companies to expand the scale of experimentation in ways that would otherwise not be commercially feasible.

•	High Speed. We believe our LabChip systems can, depending on the application, accelerate some experiments as much as 100-fold or more. For example, molecular separations such as electrophoresis may take two hours or more using conventional equipment. On a chip, however, we can perform these separations in less than one minute.

•	Faster Assay Development. Traditional assays, particularly those used for enzymatic screening, can require complex and time-consuming assay development. For example, some popular assays rely on developing specific antibodies for the assay — a process that can take up to six weeks or more. Because they eliminate the requirement for assay development steps such as antibody preparation, LabChip assays are much faster to develop. In addition, Caliper has exploited the predictable nature of fluid and reagent movement inside microfluidic channels and has developed software tools to facilitate the process of optimizing the experimental conditions necessary for a successful enzymatic assay on a LabChip device, such as separating a substrate peptide from its product. Typically, our customers have found that these combined benefits translate into a two- to three-month assay development process for a traditional assay being shortened to just a few weeks for a LabChip assay.

•	Expanded Individual Researcher Capability. Because our LabChip systems can combine a multi-step, complex experiment into one step, we believe that individual researchers can perform experiments previously outside their areas of expertise. By comparison, with conventional, non-integrated equipment, researchers need to master the complexities of performing each individual step.

•	Improved Enterprise-Wide Productivity. We believe our LabChip systems can improve data quality and reproducibility to the point where researchers can utilize data generated outside their laboratory or organization. This has the potential to greatly improve enterprise-wide productivity by supporting data sharing and reducing the need to repeat experiments. For example, a typical primary screen produces approximate, “yes/no” answers about the activity of library compounds against a particular kinase target, and therefore the information from such primary screens is only useful for one primary screening experiment. With LabChip assays, the primary screening data is more specific, in terms of the degree of inhibition, and more reproducible. This should enable an organization to build a database of primary screening data that could ultimately be mined by other scientists within the organization interested in a particular compound/target interaction.

      Not all laboratory processes, however, are ideally suited to be performed using our LabChip systems. For example, detecting clinically important materials that appear in low concentrations in a sample, such as the virus that causes AIDS, is not always practical with our microfluidic LabChip systems. This is because there is a risk that the virus will not be present in the very small sample volumes used by our chips. As a result, in certain applications use of our LabChip microfluidic system may require the pre-processing of a sample to increase concentration. Furthermore, if the analysis of a sample must involve even one process that cannot currently be performed in the LabChip system, then use of the system for the parts it can perform is often impractical. This is because the very small scale of the chip experiment does not generally produce enough material to be analyzed by conventional laboratory equipment.

Liquid Handling and Automation Technologies
      Our advanced liquid handling and laboratory automation expertise has resulted in a portfolio of proprietary technologies that are used for precision liquid handling, microplate management, and pharmaceutical development and quality control.
      Our liquid handling systems provide fast and accurate liquid transfers and plate reformatting for multiple microplate formats. Our systems are characterized by their open and modular design that addresses a wide range of applications.
      Our plate management and storage automation systems provide users with the ability to automate several lab instruments and build completely automated work cells, with expandable storage capacity, to enable valuable walk-away time for scientists and researchers.
      Our Pharmaceutical Development and Quality Assurance (PDQ) workstations fully automate quantitative sample preparation and analysis of pharmaceutical samples, such as tablets, capsules, granulations and bulk drugs. In the Development function, our workstations can improve speed to market with efficient method development, process scale-up, validation, and stability programs. In the QA laboratory, inventory cycle time is reduced and documentation is improved. In any department, analysts are freed to contribute to more value-added responsibilities. Precise, technique-independent results ensure smooth method transfer to other laboratories. Our PDQ workstations meet the rigorous regulatory requirements of the Food and Drug Administration (FDA),United States Pharmacopeia (USP) and other regulatory bodies.
Products and Services
      Our portfolio of products includes high- and ultra-high-throughput screening systems, automated electrophoresis systems, liquid handlers, advanced robotics, storage devices, dissolution, extraction and evaporation workstations, and easy-to-use software that controls scheduling, integration and data management. In addition, we derive a substantial portion of revenue from services and aftermarket products, including consumable and accessory products such as LabChip devices, pipette tips, filters, glassware and storage trays.

High-Throughput Screening Systems and Integrated Workstations
      LabChip 3000 Drug Discovery System. The LabChip 3000 system is our next-generation microfluidic system for the drug discovery market. A replacement for the Caliper 250, the initial microfluidics screening system launched in September 2001, the LabChip 3000 represents a significant advance over the Caliper 250 in terms of industrial design, functional reliability and reduced cost. A completely new commercial design reduces the overall size of the platform to approximately one-third that of its predecessor. We reduced manufacturing costs to achieve acceptable profit margins for the product while also allowing for a lower price to the end user.
      Using proprietary “sipper” chips to automatically sample library compounds from 96- or 384-well plates, the LabChip 3000 performs unattended, high-volume screening, producing high quality data that minimizes false positives and false negatives and detects weak inhibitors with high accuracy, potentially identifying drug candidates that conventional techniques can miss. Each chip has either 4 or 12 “sippers,” small glass capillary tubes attached to the chip. Once the researcher prepares the chip and places it into a LabChip 3000 system, minute quantities of sample can be introduced, or “sipped,” through the capillary tube onto the chip. This sipping process can be repeated many times with different compounds, enabling a single chip to analyze thousands of samples quickly and without human intervention.
      Assays are available for the LabChip 3000 system for enzymatic drug targets such as kinases, proteases phosphatases, and lipid-modifying enzymes, and cell-based targets such as G-protein coupled receptors (GPCRs). New capabilities allow screening against both adherent and non-adherent cell types, and the small volumes of cells required enable screening against cells that are in short supply, e.g., primary cells.
      We have identified compound selectivity screening, especially for kinases, as an emerging opportunity within the drug discovery market. A typical kinase drug development program will focus on finding lead compounds that inhibit a particular kinase thought to play a role in the disease being studied. As scientists learn more about the human “kinome,” the newly coined word for the 518 different kinases found in the human body, they also are becoming increasingly concerned about the interactions of lead compounds on other kinases, and the potential adverse side effects resulting from these interactions. As a result, selectivity or “profiling” screens, where lead compounds are screened against a representative group of human kinases, are increasingly becoming a routine part of drug discovery programs. Our LabChip 3000 system has the ability to generate the highest quality data for this kind of experimentation. In addition, the system is a fast, cost-effective way to generate numerous assays to meet the evolving requirements of pharmaceutical companies’ specific profiling strategies. In 2004, some of our newer profiling customers also requested that Caliper provide assay development services to them, and we view this as an emerging business opportunity.
      Staccato Automated Workstations. Staccato workstations provide fast, reliable and scalable automation for drug discovery, genomics, proteomics and drug development laboratories. Staccato systems are available in three base configurations: Mini Workstation Series, Application Series and Custom Systems Series. Staccato Mini Workstations offer the minimal amount of equipment required to automate basic liquid handling and material management tasks. Staccato Application Series are pre-configured and pre-integrated solutions for common applications such as plate reformatting and replication, hit-picking, enzyme-linked immunosorbent assays (ELISA), and a variety of cell-based assays. Staccato Custom Systems use proven automation-friendly building blocks, iBlox, that are designed into custom configurations as dictated by the needs of the end user.

      Staccato Application and Custom Series systems are controlled with our CLARA assay development and schedule planning software. CLARA ties together robots, incubators, readers, washers and other devices into one cohesive system to increase laboratory automation and productivity. Staccato Mini-Workstations can use either our CLARA or iLinkPro software. iLinkpro is our next generation graphical software package that provides drag and drop functionality to system integrators, method developers and end users. The software greatly simplifies the process of generating new automation methods and provides a simple way for bench scientists to run complex automated systems.
      Allegro Automated Systems. The Allegro platform is designed to eliminate screening bottlenecks while offering maximum flexibility and performance across a range of drug discovery applications, including high-throughput screening (HTS), ultra-high-throughput screening (UHTS), and high-speed preparation of 96- or 384-well microplates. The demand for maximum throughput in screening procedures often requires a larger industrial process rather than a laboratory workstation approach. The Allegro system connects independent workstation modules consisting of storage and incubation carousels, washers, liquid handlers and readers in an assembly-line format. Modules are added to incorporate additional steps or increase a system’s capabilities. Allegro’s ultra-high-throughput is realized when intramodule process times are kept under one minute. Under these conditions, an Allegro system can process approximately 1,000 384-well plates (384,000 assays) per two-shift day.

Advanced Liquid Handling
      Caliper Sciclone ALH 3000. The Caliper Sciclone ALH 3000 Liquid Handling System provides fast and accurate liquid transfers, reagent additions, and plate reformatting for 96-, 384- and 1536-well microplates. Sciclone liquid handling systems have an open and modular design so that they can be configured to automate a variety of research and diagnostic applications from genomics and proteomics sample preparation to biomolecular and cell-based screening assays.
      The ALH 3000 features interchangeable 96- and 384-channel pipetting heads that can pipette and dispense volumes from 100 nanoliters to 200 microliters, an independent 8-channel pipettor for single-well access, and bulk reagent dispense modules for efficient reagent broadcasting. Available accessories include the Sciclone gripper, microplate shakers, positive pressure filtration system, temperature-controlled locators and more. The ALH 3000 is now available with a new software version that provides additional ease-of-use capabilities and integrated pressure control, and enables 21 CFR Part 11 compliance.
      Caliper Sciclone inL10. The Caliper Sciclone inL10 is our most advanced liquid handling system. Based on the Sciclone ALH 3000, it has the added feature of high-speed solenoid valves that ensure reliable and efficient non-contact (through-the-air) dispensing of liquids at volumes from 10 nanoliters to 10 microliters. The ability to generate real-time performance data allows the Sciclone inL10 to automatically react to changing conditions, such as temperature, that can alter the sample viscosity. Each pipetting channel can dispense an independent volume and offers its own liquid level detection capability, allowing scientists to “poll” a plate to determine the liquid level and volume in each well. The benefit of this type of control over the dispensing and monitoring of fluids is higher quality data and increased probability that a particular experiment will not have to be repeated.
      The inL10 also offers many of the same options and accessories as the ALH 3000, including the Z-8 pipettor, bulk dispense modules, and multiple deck accessories.
      RapidPlate. The RapidPlate Workstation offers precise 96- and 384-well liquid transfers in a small, highly scalable format for basic plate replication and reformatting liquid handling applications. Using 100-microliter and 200-microliter disposable tips, the 96-channel, parallel pipetting head delivers liquids accurately and precisely across a volume range of 1 to 200 microliters. The six-position rotary deck includes two positions that enable indexing into 384-well plates, and one position that can be fitted with an optional, on-line fill reservoir/tip wash station. The RapidPlate’s compact size enables it to fit into standard bio-safety or chemical hoods, or on any lab bench.

Plate Management and Storage
      Twister I and II. The Twister Universal Microplate Handler automates the movement of microplates to and from a microplate reader, washer, or other microplate-processing instrument. Twister I has a capacity of 80 microplates, and is used as a dedicated autoloader with a wide variety of scientific instruments. The Twister II, sold exclusively to our OEM partners, provides increased capacity, handling up to 400 standard microplates and increased integration capabilities compared to Twister I.

Separations and Analysis
      LabChip 90 Automated Electrophoresis System. Our LabChip 90 Automated Electrophoresis System, formerly marketed under the name AMS 90 SE, automates the sizing and concentration analysis of proteins and DNA fragments, and is designed to meet the needs of higher-throughput research and production laboratories that presently use SDS-PAGE and agarose gel electrophoresis. Using our proprietary microfluidic sipper chips to introduce samples directly from 96-well or 384-well plates, the LabChip 90 provides walk-away automation, reduced analysis time, and immediate reporting of high-quality sizing and concentration data. For DNA and protein separations, the LabChip 90 provides an automated, higher-throughput alternative to the Agilent 2100 Bioanalyzer and Bio-Rad Experion systems, each of which are discussed further below under the caption, “Key Corporate Partnerships.”
      Automated electrophoresis is still in its relatively early stages of market adoption. However, as scientists identify needs for higher-throughput research, we believe they will find the throughput, data quality and reporting capabilities of the LabChip 90 system attractive. In response to the slow initial market reaction, we modified the software of the LabChip 90 system to make the instrument more compatible with the workflow requirements of a typical laboratory, and introduced a new faster and more sensitive protein assay, the “Protein Express” assay. We have also focused our marketing activities to better position LabChip 90 and support sales-related activities in order to convert opportunities into new sales. Despite these developments, we believe that market adoption for LabChip 90 will continue at an improved, but still relatively slow, pace in 2005.

Pharmaceutical Development and Quality Control
      MultiDose G3. The MultiDose G3 is a fully automated dissolution testing system that works within an open architecture, allowing the use of industry-standard accessories. It performs eight unattended dissolution runs without intervention. Benefits of the workstation include decreased labor requirements and technique-independent results. Used in pharmaceutical method and dosage form development, dissolution testing and quality assurance work, the MultiDose G3 operating system is USP and 21 CFR Part 11 compliant.
      Tablet Processing Workstation II (TPW II). The TPW II performs quantitative sample preparation on pharmaceutical dosage forms such as tablets or capsules, automating processes such as content uniformity testing and stability analysis. Suitable for use in method development and routine quality assurance work, TPW II complies with the requirements for 21 CFR Part 11.
      Prelude Workstation. The Prelude Workstation automates pharmaceutical sample preparation for samples such as bulk drug substances, performing tasks such as solvent addition, extraction, sample transfer, mixing and dilutions. Capabilities also include on-line HPLC and UV detection. Used in pharmaceutical methods development and quality assurance labs, the Prelude operating system complies with 21 CFR Part 11.
      Benefits of the MultiDose G3, TPW II, and Prelude Workstation include increased analyst productivity, decreased technician-to-technician variability, and easy method transfer from one laboratory to another.

Services
      We provide a wide range of services to our customers, and believe that our ability to service clients through our global service infrastructure is an important competitive strength that is critical to future growth. Our service offerings include:
      Product Support. In our technical support centers, service engineers work to tailor products to our customer’s specific needs, thereby maximizing each product’s efficiency and productivity. The range of product support services we provide includes technical telephone support, field engineering support for both emergency and preventative maintenance, field applications support, formal classroom training at Caliper and customer locations, a repair depot, and loaner support. Our maintenance contracts are typically for one-year terms.
      Validation Services. Primarily targeted at pharmaceutical development and quality control laboratories, these services include on-site validation of equipment to meet current Good Manufacturing Practices, transfer of manual methods to automated methods, and applications support.
      Assay Development Services. This class of services emerged as a growing business opportunity in 2004. The need for potential drug compound selectivity profiling, especially for kinases, has arisen in the drug discovery industry over the last few years. This trend has in turn generated a need for fast, cost-effective ways to generate numerous assays to meet the evolving requirements of the companies’ specific profiling strategies. To meet this need, our customers are increasingly turning to Caliper for assay development services that provide them with a “plug and play” solution to their profiling activities.
Key Corporate Partnerships
      A key element of our growth strategy is the formation of strategic product development collaborations and technology licensing arrangements with our customers and other life science technology providers in order to enhance our position in the life sciences market. In our product development collaborations, our partners typically fund all or a portion of our development costs for a particular product and work with our research and development team to develop new products. In our technology licensing arrangements, we license all or a portion of our microfluidic technology to other companies interested in pursuing applications outside of our product development plans or who wish to combine our microfluidic technology with their own proprietary technologies.

Affymetrix
      In January 2004, we established a collaboration and supply agreement with Affymetrix, Inc., a leader in DNA microarray technology and products. Under this agreement, we are working with Affymetrix to develop and provide automated target preparation instruments for Affymetrix’ commercialized proprietary microarray system, and its new high-throughput array system. These new automation systems are expected to standardize microarray preparation, reduce variability and labor costs, and enable researchers to industrialize their genomic research. These products will leverage our expertise in high-throughput automation and Affymetrix’ expertise in DNA microarray technology and applications. The first products were launched to early access partners in the last quarter of 2004. These products automate microarray target preparation steps including target amplification, labeling and preparation for hybridization.
      Affymetrix will market and distribute the co-branded line of automation products developed under the multi-year agreement. We will serve as the OEM supplier of these systems and will partner with Affymetrix to provide installation, training and field service for these new automated systems. Affymetrix has the right to assume responsibility for these services at its option.

Agilent Technologies
      Agilent Technologies, Inc. is a global diversified technology company with four primary business units: Test and Measurement, Life Sciences and Chemical Analysis, Semiconductor Products, and Automated Test

Equipment. Agilent provides enabling solutions to markets within the communications, electronics, life sciences and chemical analysis industries.
      Until we terminated our collaboration agreement with Agilent, which termination was effective in May 2003, Agilent and Caliper collaborated to create and distribute commercial research products based on Caliper’s microfluidic LabChip technologies. The relationship effectively combined Agilent’s expertise in the life sciences marketplace with Caliper’s microfluidic innovation to bring novel products to market. Through its partnership with Caliper, Agilent introduced the 2100 Bioanalyzer system in September 1999, and the Agilent 5100 Lab-on-a-Chip instrument system in the fall of 2004. Although the termination of our collaboration agreement with Agilent was effective in May 2003, we continue to manufacture and supply LabChip products to Agilent under the termination provisions of the collaboration agreement.
      Agilent 2100 Bioanalyzer. The first instrument platform to be introduced for LabChip applications, the Agilent 2100 Bioanalyzer is a desktop instrument designed to perform a wide range of everyday scientific applications using a menu of different LabChip kits. The 2100 Bioanalyzer uses our “planar” chips, in which the researcher pipettes chemical reagents into the reservoirs of the chip, including the various samples to be tested, before placing the LabChip into the instrument. The chips and LabChip kits are manufactured and supplied by Caliper to Agilent, and Agilent manufactures and distributes the 2100 Bioanalyzer instrument under a license from us.
      Agilent launched the 2100 Bioanalyzer in September 1999, and Agilent and Caliper have continued to expand the menu of applications capable of being run on this instrument. Current applications include DNA, RNA and protein sizing and concentration analysis, and cell analysis. The 2100 Bioanalyzer integrates several experimental steps into one, reducing analysis time from hours to minutes. Other benefits of the system include significantly reduced sample consumption and higher quality data than conventional slab gel electrophoresis experiments.
      Under our ongoing supply arrangements for the 2100 Bioanalyzer, Agilent purchases chips and reagents at a price which reimburses us for our costs of manufacturing these products and pays us a share of the gross margin realized by Agilent on sales of all components of the 2100 Bioanalyzer system, including instruments. We recognize revenue related to the reimbursement of costs for the supply of chips and reagents to Agilent upon shipment, and we recognize the related costs as components of the cost of sales. We recognize as revenue our share of gross margin on components of the 2100 Bioanalyzer systems sold by Agilent upon shipment to the end user. Our gross margin share varies depending on the type of collaboration product, and on whether Agilent or Caliper manufactures the collaboration product. Under the supply agreement terms, our gross margin share for chips, reagents and instruments decreased in November 2004, and will decrease again in May 2006.
      Agilent 5100 Lab-on-a-Chip (ALP) Instrument. The Agilent 5100 system, launched by Agilent in the fall of 2004, enables unattended high-throughput sizing and concentration analysis of DNA and proteins, utilizing sipper chips manufactured by Caliper. As with the 2100 Bioanalyzer, the 5100 system was developed under license from Caliper and is manufactured by Agilent. The sipper chips for the 5100 system are manufactured and sold by us to Agilent at negotiated prices. Caliper also receives a gross margin share payment from Agilent based upon sales of the 5100 instrument in a manner similar to that described above for the 2100 Bioanalyzer instrument.
      Agilent currently has a non-exclusive license to our LabChip technology, as it existed in May 2003, to develop, manufacture and sell new products in the field of collaboration. Agilent will be required to pay royalties to Caliper based on its net revenue from sales of such new products at the established royalty rates set forth in the termination provisions of the collaboration agreement.

Amphora Discovery Corp.
      Amphora Discovery Corp. is a privately held company established in 2001 as a spin-off from Caliper. Amphora uses our LabChip systems to screen large numbers of targets against well-characterized compound libraries, thereby generating lead molecules that the company can choose to develop on its own or with partners. Its current partners include Aventis (now Sanofi Aventis) and Ortho-McNeil Pharmaceutical, an affiliate of Johnson & Johnson. In December of 2004, Amphora announced it had completed a $20 million Series C financing. Caliper’s ownership interest in Amphora has been essentially reduced to zero through the various rounds of financing completed by Amphora since its spin-off from Caliper.
      Since 2001, Amphora has engaged in large-scale implementation of LabChip discovery systems. Amphora operates approximately 20 Caliper 250 drug discovery systems and one LabChip 3000 instrument. Amphora purchases LabChip devices from Caliper and pays us for datapoints generated using the LabChip devices. We did not realize any incremental datapoint revenue from Amphora during 2004 based on the terms of the contractual arrangements with Amphora that were effective until December 2004. We are in the process of negotiating a new supply agreement with Amphora.

Bio-Rad Laboratories
      Bio-Rad Laboratories, Inc. is a multinational manufacturer and distributor of life science research and clinical diagnostic products. Bio-Rad is based in Hercules, California, and serves more than 70,000 research and industry customers worldwide directly and through a network of more than 30 wholly-owned subsidiary offices.
      In June 2003, Caliper and Bio-Rad entered into a multi-year product development and commercialization agreement to develop and market a novel microfluidics instrument system for worldwide distribution. Under the terms of the agreement, Caliper received research and development funding from Bio-Rad for the development of this system, and will receive royalties on all future sales of the developed instrument. Caliper will be the exclusive manufacturer of LabChip devices intended for use with developed instrument platforms. In the fall of 2004, Bio-Rad launched the Experion automated electrophoresis system as a product of this agreement. The Experion system provides rapid, reproducible analysis of protein and RNA samples. Bio-Rad is a long-established leader in gel electrophoresis separations, particularly protein separations, and the Experion product represents its first microfluidics-based product for this market.

Predicant Biosciences
      Predicant Biosciences, Inc. is an emerging life sciences company focused on developing tests to detect and diagnose disease through the analysis of complex protein patterns in blood.
      In November 2004, Caliper and Predicant entered into an agreement under which Predicant has non-exclusively licensed a portion of Caliper’s microfluidics patent estate for use with Predicant’s proprietary technology for the analysis of proteins using mass spectrometry. Predicant has chosen to use microfluidics because this approach enables samples to be processed much more rapidly and reproducibly than is possible with traditional separation techniques. The current agreement between Caliper and Predicant consists solely of licensing privileges, and does not include product development work by Caliper. Any future product development arrangement between Caliper and Predicant would be negotiated and entered into under a separate agreement.

Wako Pure Chemical Industries
      In 2001, Caliper established a collaboration with Wako Pure Chemical Industries, Ltd., a large Japanese chemical and diagnostics reagents company. The objective of this collaboration is to develop a new microfluidics-based instrument and chips designed for the worldwide immunodiagnostics market. The new system is intended to provide a faster, more highly automated and cost-effective approach to running diagnostic blood panels in the clinical laboratory setting. This ongoing collaboration provides for Wako to develop immunodiagnostic reagents and assays for the system, and Caliper to develop LabChip devices and microfluidic assays and breadboard instruments.

Customers
      Our current customers include many of the world’s leading pharmaceutical and biotechnology companies as well as OEM providers of complementary life science solutions. Approximately 63%, 71% and 92% of our total revenues for 2004, 2003 and 2002, respectively, were derived from customers in the United States. See Note 18 to our financial statements located at the end of this Annual Report for revenues from customers and long-lived assets attributable to geographic areas outside of the United States. During 2004, Agilent accounted for approximately 11% of our total revenue and 15% of our product revenue. No other customer exceeded 10% of our revenue in 2004 (see Note 2 of Notes to Consolidated Financial Statements).
      We typically experience higher revenues in the second half of our fiscal year as a result of capital spending patterns of our customers.

Backlog
      For a portion of our sales, we manufacture products based on our forecast of customer demand and maintain inventories in advance of receipt of purchase orders. Our net sales in any given quarter depend upon a combination of (1) orders received in that quarter for shipment in the same quarter, (2) shipments from our backlog of orders from previous quarters, and (3) recognition of revenues that had been previously recorded as deferred revenue pursuant to our revenue recognition policy. Our products are typically shipped within ninety days of purchase order receipt. As a result, we do not believe that the amount of backlog at any particular date is indicative of our future level of sales in any succeeding quarter. The level of backlog at December 31, 2004 was $13.5 million, and at December 31, 2003 was $14.7 million. In our backlog, we include only the total value of open purchase orders for products and services that management has concluded have a reasonable probability of being delivered over the subsequent twelve-month period. This amount specifically excludes deferred revenue, and products and services to be provided in the future pursuant to terms of contractual agreements for which we have not yet received purchase orders.
      Our backlog at the beginning of each quarter does not include all product sales needed to achieve expected revenues for that quarter. Consequently, we are dependent on obtaining orders for products to be shipped in the same quarter that the order is received. Moreover, customers may reschedule shipments, and production difficulties could delay shipments. Accordingly, we have limited visibility into future product shipments, and our results of operations are subject to variability from quarter to quarter.
Research and Development
      We have made substantial investments in lab-on-a-chip research since our inception, and believe that we have established a leading position in lab-on-a-chip technology. We explored fundamental issues of lab-on-a-chip technology as early as possible in order to find solutions to important technical challenges. Where our developed technology shows commercial promise, we have sought patent protection for our solutions. We intend to combine developing new versions of our microfluidics-based drug discovery systems with enhanced features that address existing or emerging customer needs, such as offering a broad range of standardized, easy-to-use assays.
      With the realignment of Caliper following our acquisition of Zymark, we have made some important changes to our approach to research and development which have resulted in a substantial decrease in our research and development expenses. First, we are now emphasizing what we refer to as a sequential, rather than parallel, approach to our R&D projects, meaning that we now undertake R&D projects in a more methodical manner, rather than pursuing all of our projects at the same time. In doing this, we are prioritizing those projects that we believe have the greatest potential commercial value. Second, we are now emphasizing a shared investment risk approach to R&D in which we have our customers or potential customers share in the expense of an R&D project. In 2004, customer funding, which we include in our contract revenues, was approximately 38% of our research and development expense. This percentage could vary significantly in a given year based on our ability to obtain customer funding. Nonetheless, we believe that this shared investment risk model is important not only because it offsets at least a portion of our R&D expense, but also because it provides important customer validation that a particular R&D project has potential commercial value. Through these measures, we have been able to reduce our research and development expenses and utilize our resources more efficiently.
      Today we have ongoing core technology research and applied product development efforts in several areas:

Technology Research
      Our technology research activities fall into several classes.
      Chip Design. We are increasing our understanding of the design rules guiding the development of new microfluidic chips. Using the principles of engineering, we create patterns of interconnected channels that permit execution of the various common steps of experimentation. For example, we have designed and implemented rapid thermal control methods on chips for applications requiring precise temperature control and fast cycling. Designs from one chip can be used for other chips needing similar fluidic functions for a different application. Mathematics and computer models also help minimize the number of iterations necessary to achieve new functional chip designs.
      Chip Manufacturing. We continue to seek ways to improve the yield and decrease the cost of manufacturing our chips. We are exploring novel fabrication techniques and the use of new materials that offer functional advantages, such as superior optical features or lower manufacturing costs. We have development programs exploring manufacturing technology for chips made of plastic. Plastic devices potentially offer cost advantages and can offer favorable surface chemical and design features for some applications. One area of continuous improvement is micromachining technology for precisely attaching capillaries to our sipper chips to access reagents. In automated experimentation, the number of capillaries and channels running in parallel determines the level of throughput. Accordingly, we have developed high-yield fabrication methods to enable us to cost-effectively manufacture chips with many capillaries. Another important area of development is surface chemistry, in particular, controlling the reproducibility of channel surface characteristics in our LabChip products.
      Instrument Manufacturing and Software Design. We use the skills of electrical engineers, optical engineers, mechanical engineers, product designers and software engineers to create new instruments and software. The instruments are designed to optimize liquid handling and automation of life science laboratory applications, or to control fluid movement, temperature control, and detection functionality for our microfluidic chips. Software engineers write computer programs to manage tasks such as controlling chip functionality, collecting data, communicating between different instrument modules and communicating between Caliper’s and other manufacturer’s instruments. Currently, our instrument research and development efforts are focused on:

•	the miniaturization of fluidics,

•	robotics for target preparation and handling of microarray chips,

•	the development of modular microfluidic instrument components that can be combined with other types of instruments and liquid handling equipment, depending on the desired application,

•	high-efficiency liquid handling workstations,

•	the development of software to promote integration capability, and

•	continued development of productivity workstations for genomics and biotech.
      Systems Integration. When developing commercial products, we seek to incorporate features that are necessary to perform a specific experiment, and configure the assay so that it offers tangible benefits to users. By carefully characterizing the problem, as well as the solution, we are able to define precise product specifications. For instance, in each microfluidics application, we determine how to manipulate flow conditions and how to control surface interactions in order to create novel functions and/or suppress undesirable effects. The resulting complete solution includes the LabChip device, the instrument interface, computer software and reagents.

Applications Development
      We have developed expertise in discovering new functions that microfluidic chips can perform. We generate computer models of how an experiment can be carried out, store these “functional designs,” and can incorporate them into new designs that simulate complete experimental pathways. In this way, we believe the value of new microfluidic inventions can be rapidly expanded across many application development projects.
      Drug discovery is one application area that has benefited greatly from microfluidics. Higher data quality allows less potent inhibitors to be discovered using our LabChip 3000 platform. A current area of focus is kinase selectivity screening. The LabChip 3000 system can be used to understand how candidate drug compounds react with a particular kinase drug target relative to other kinase molecules in the human body, with potential impact on the safety and efficacy of the resultant drug. We have developed more than 50 kinase assays that can be provided to the customer to facilitate implementation of their kinase selectivity screening programs. Another important application is cell-based screening against G-protein coupled receptor (GPCR) targets. We have developed a control mechanism to keep suspension as well as adherent cells stable on chip for many hours to facilitate use of the LabChip 3000 with the widest variety of cells. Due to the greatly reduced consumption of cells and reagents, this application is well suited for screening of primary cells, which are believed to be more physiologically relevant to drug discovery.
      Another application focus area is tools to improve proteomics and genomics research. The recently introduced high-speed protein separation assay for our LabChip 90 platform increases productivity in protein expression, protein purification, and antibody engineering laboratories. With this application, we achieve automated sampling of protein samples from microplates using sipper chips, and the digital data output can be easily manipulated and analyzed to greatly reduce the time to answer.
      We have also increased our application focus on our more traditional macrofluidic automation products, such as liquid handling, plate handling, and complete automation systems. Our applications group works closely with key customers to understand their critical application needs. These needs are then addressed directly by developing specific automation configurations and software specified methods that are optimized for key applications such as cell based assays, nucleic acid purification, and mass spectrometry sample preparation. For example, our Staccato platform has been configured specifically for cell-based assays and is now marketed as a standard application system.

Product Development
      Our product development efforts are currently focused on new applications and capabilities for our existing instruments and the development of new instrument platforms.
      Extensions of Existing Product Lines. For our LabChip instrument systems, we are expanding the menu of applications to include assays that measure many important activities of cells and proteins. For the LabChip 3000 high-throughput screening system for drug discovery, our recently introduced applications include calcium flux assays for adherent cells. The system improvements incorporated for this application also enhance the throughput of suspension cells and make the system well suited for primary cell screening. For the LabChip 90 automated electrophoresis system, we recently announced a new application and LabChip device for higher throughput protein separations. The “Protein Express” Assay provides faster analysis, higher sensitivity, and enhanced ease of use.
      Extensions to our liquid handling and automation product lines are ongoing. These include the development of additional application-based Staccato systems and the further development of our liquid handling automation to include positive pressure filtration and low volume disposable tip capability, as well as enhance nanoliter dispensing and feedback control capability. We are also developing extensions of certain existing products to address applications of high interest to our partners, such as the automation of target preparation for Affymetrix’ commercialized proprietary microarray system.
      Polymerase Chain Reaction on a Chip. Our PCR-on-a-chip technology has potential utility for a variety of molecular diagnostic applications, including pharmacogenomics and early detection and screening for a variety of cancers and infections. We are developing an integrated application that is designed to perform the required steps of reagent assembly, amplification and readout in rapid, serial fashion inside the channels of a microfluidic chip. We believe that our technology will offer the advantages of nanoliter-scale processing of valuable reagents, automated reagent assembly, and computer-controlled heating and mixing for high-quality data production. Though our nanoliter-scale system is still in development, our prototype instrument is capable of performing a large number of 10-nanoliter reactions with starting material down to single copies of genomic DNA. Compared to conventional methods, which can take between 30 minutes to two hours to complete, we can do a complete amplification and detection reaction in about nine minutes.
      Our research and development expenses for the years ended December 31, 2004, 2003, and 2002 were approximately $22.7 million, $33.7 million and $43.3 million, respectively. As a percentage of revenues, we expect research and development spending to decrease in the future to the extent our revenues grow and as we slow the pace of discretionary spending on research programs by focusing on those opportunities with maximum commercial viability and sharing the funding of R&D programs with other partners.
Manufacturing
      Effective in November 2003, we consolidated all instrument manufacturing in our Hopkinton, Massachusetts manufacturing facility, which is ISO 9001:2000 compliant. ISO, the International Standards Organization, sets international standards for quality in product design, manufacturing and distribution.
      We manufacture some subassemblies ourselves and other components are made to our specifications by outside vendors. To ensure the quality and on-time delivery of parts and subassemblies, we track our top suppliers and score them on a monthly basis. The subassemblies are inspected and tested before being placed into final product assemblies. Production cycle times range from several hours to five days for more complex workstations.
      Systems and workstations are produced from components based on a wide variety of proprietary technologies, including intricate mechanical actuators, precision fluid handling systems, computers and software. We produce systems by combining certain of our products with third-party vendor equipment, primarily detection instrumentation. The systems are a combination of standard components, assembled in either standard or custom configurations to meet a customer’s specific needs. A typical production cycle ranges from 30 to 90 days from receipt of order to shipment of a system. The final products are then put through an extensive testing cycle before being released for shipment. Testing at our factory and/or the customer’s site establishes that the system is performing to the customer’s specifications.
      We manufacture all of our chips in a Class 1000 clean room facility in Mountain View, California. Caliper is ISO 9001:2000 compliant for the development, manufacture and distribution of its chips and reagents. We contract with third parties to supply raw materials, component parts and sub-assemblies used in our chips and reagents kits. We intend to continue to invest in our infrastructure for the manufacture and distribution of our chips while reviewing outsourcing options for manufacturing our products at a lower cost. For a discussion of the methods we use to manufacture our chips see “Technology” and “Research and Development.”

Suppliers
      We obtain key components of our chips, instruments and reagent-based products from a number of suppliers, including, in certain cases, single-source or limited-source suppliers. A third party supplies us with its proprietary dyes, which are used in many of our LabChip products. Furthermore, we depend on a foreign single-source supplier for the manufacture of glass stock used in the manufacture of certain types of our chips. The majority of key components for our chip and instrument products are available on short lead time from our suppliers. The only component requiring any significant lead time to acquire is our proprietary glass stock, as our supplier requires a minimum order to cover an entire production run. We anticipate that inventories of this proprietary material, at current production levels, will be sufficient for the next 12 months.
      Although we have established licensing arrangements and supply agreements with most of our suppliers, there can be no assurances that these companies could not in some way be adversely affected in the future and be unable to meet our critical supply needs. If the supply of components from these suppliers were interrupted, we might not be able to manufacture our products at all or in a timely fashion, which would disrupt our delivery of products to our customers.
Competition
      In general, markets for instruments designed for life sciences applications are very competitive, and we believe these markets will remain competitive in the future. The competition we face in these markets not only arises from other companies selling instruments that are directly competitive with our instruments, but also from companies selling other types of instruments who are competing for the same, scarce funds in a potential customer’s capital budget.
      We encounter competition from a number of life science tools companies, especially in the areas of liquid handling, separations analysis, and high-throughput screening. In particular, we anticipate that our competition will come primarily from:

•	Companies providing competitive liquid handling, automation products and integration services for applications similar to ours. We believe the primary competitive factors in these markets are productivity enhancement, breadth of applications, accuracy, ease-of-use, price versus performance, product reliability and service support. Competition for these types of products and services comes from many companies, including Tecan, Beckman Coulter, Velocity 11, Applied Biosystems division of Applera, and PerkinElmer.

•	Companies supplying conventional technologies for gel electrophoresis separations for proteins, DNA and RNA. We believe the primary competitive factors in these markets are cost per sample analyzed, throughput and productivity enhancement, data quality, ease-of-use, and service support. Competition for these types of products and services comes from many companies, including Agilent, Bio-Rad Laboratories, and Beckman Coulter.

•	Companies supplying products for high throughput screening for the discovery of new drug compounds. We believe the primary competitive factors in these markets are cost per compound analyzed, throughput, data quality, ease-of-use, and reliability and service support. Competition for these types of products and services comes from many companies, including G.E. Healthcare, Molecular Devices, PerkinElmer, and Tecan.
      We believe our products compete favorably with respect to all of these factors in each of these markets. However, in markets where we sell products based on our LabChip technology, we not only need to demonstrate the advantages of our products over competing technologies and products, but we must also often overcome a customer’s resistance to switching from a well-established, familiar technology to a fundamentally new technology.
      We also need to compete effectively with companies developing their own microfluidics or lab-on-a-chip technologies and products, such as Fluidigm, Gyros, Micronics, Tecan, BioTrove, Microfluidic Systems, Nanostream, 3M, Applied Biosystems, and Cepheid. Microfluidic technologies have undergone and are expected to continue to undergo rapid and significant change. Our future success will depend in large part on our ability to establish and maintain a competitive position in these and future technologies, which we may not be able to do. Rapid technological development may result in our products or technologies becoming obsolete. Products offered by us could be made obsolete either by less expensive or more effective products based on similar or other technologies.
      There is the possibility that we may experience increased competition from Agilent in the future. For example, our LabChip 90 Automated Electrophoresis System provides many of the same capabilities as the Agilent 5100 system launched by Agilent in 2004. We terminated our collaboration agreement with Agilent effective in May 2003, and under the surviving terms of the agreement, Agilent has a non-exclusive, royalty-bearing license to certain of our LabChip technologies. Under the terms of this license, Agilent is able to develop, make and sell LabChip devices in the field of our collaboration with Agilent.

      In many instances, particularly with respect to our liquid handling and automation products, our competitors have or may have substantially greater financial, technical, research and other resources and larger, more established marketing, sales, distribution and service organizations than we do. Our competitors also generally have greater name recognition than we do, and may offer more favorable pricing as a competitive tactic. In addition, given the larger scale of their operations, most of our competitors spend more on research and development than we do. Accordingly, we cannot be sure that our competitors will not succeed in developing or marketing technologies or products that are more effective or commercially attractive than our products, or that would render our technologies and products obsolete. Also, we may not have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully in the future. Our success will depend in large part on our ability to maintain a competitive position with our technologies.
Intellectual Property
      We seek patent protection for our lab-on-a-chip technologies. As of December 31, 2004, we owned or held licenses to over 250 issued U.S. patents and approximately 174 pending U.S. patent applications, some of which derive from a common parent application. The issued U.S. patents expire between 2011 and 2021. Foreign counterparts of many of these patents and applications have been filed and/or issued in one or more other countries, resulting in a total of more than 757 issued patents and pending patent applications in the United States and foreign countries. These patents and applications are directed to various technological areas which we believe are valuable to our business, including:

•	control of movement of fluid and other material through interconnected microchannels;

•	continuous flow, high-throughput screening assay methods and systems;

•	analytical and control instrumentation;

•	analytical system architecture;

•	automated liquid handling systems;

•	chip-based assay chemistries and methods;

•	chip-compatible sample accession;

•	software for control of microfluidic based systems and data analysis; and

•	chip manufacturing processes.
      We also rely upon copyright protection, trade secrets, know-how, continuing technological innovation and licensing opportunities to develop and maintain our competitive position. Our success will depend, in part, on our ability to obtain patent protection for our products and processes, to preserve our copyrights and trade secrets, to operate without infringing the proprietary rights of third parties and to acquire licenses related to enabling technology or products used with our lab-on-a-chip technology.
      We are party to various exclusive and non-exclusive license agreements with third parties which give us rights to use certain technologies. For example, we have licenses in the fields we are currently operating in from UT-Battelle, LLC, relating to patents covering inventions by Dr. J. Michael Ramsey, and from the Trustees of the University of Pennsylvania covering microfluidic applications and chip structures. These licenses extend for the duration of the life of the licensed patents. A failure to maintain some or all of the rights to these technologies could seriously harm our business.
Environmental Matters
      We continuously assess the compliance of our operations with applicable federal, state and local environmental laws and regulations. Our policy is to record liabilities for environmental matters when loss amounts are probable and reasonably determinable. Our manufacturing sites utilize chemicals and other potentially hazardous materials and generates both hazardous and non-hazardous waste, the transportation, treatment, storage and disposal of which are regulated by various governmental agencies. When needed, we have engaged environmental consultants to assist with our compliance efforts. We believe we are currently in compliance with all applicable environmental permits and are aware of our responsibilities under applicable environmental laws. Any expenditures necessitated by changes in law and permitting requirements cannot be predicted at this time, although we do not expect such costs to be material to our financial position, results of operations or competitive position.
Other Business Risks
      In addition to the risks to our business associated with suppliers, competition and intellectual property discussed above, our business is subject to a number of other significant risks, including the risks that our LabChip products may not achieve wide market acceptance, and we may not be successful in developing new and enhanced liquid handling products. These and other risks that may cause our actual results, financial performance or achievements to be materially different from our present expectations are discussed in more detail below under “Factors Affecting Operating Results” contained in “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which discussion is incorporated by reference here.
Employees
      As of December 31, 2004, we had a total of 414 employees, including 82 in research and development, 187 in operations and service, 86 in sales and marketing and 59 in administration and finance. None of our employees is represented by a collective bargaining agreement, nor have we experienced any work stoppage. We consider our relations with our employees to be good.
Executive Officers of the Registrant
      The following are our executive officers and key employees, together with their ages and biographical information:
      E. Kevin Hrusovsky, 43, was appointed President and CEO of Caliper immediately following the acquisition of Zymark by Caliper in July 2003. Prior to the acquisition, Mr. Hrusovsky served as President and CEO of Zymark starting in late 1996. Before joining Zymark, Mr. Hrusovsky was Director of International Business, Agricultural Chemical Division and President of the Pharmaceutical Division for FMC Corporation. Prior to FMC, Mr. Hrusovsky held several management positions at E.I. DuPont de Nemours. He also serves as a board member of the Association for Laboratory Automation. He received his B.S. in Mechanical Engineering from Ohio State University, an M.B.A. from Ohio University, an Extended M.B.A. from Harvard University, and an Honorary Doctorate from Framingham State College for his contributions to life sciences.
      Bruce J. Bal, 46, was appointed to the position of Vice President, Operations & Aftermarket Businesses following the combination of Caliper with Zymark. Mr. Bal joined Zymark in 1997 as Vice President of R&D and Operations. He previously worked at FMC Corporation in the Biotechnology Division as Director of Operations. He also held a wide range of management positions in his 13 years at E.I. DuPont de Nemours and was general manager of United States Pollution Control, Inc. in Utah. Mr. Bal received a B.S. in Chemical Engineering from the University of Wisconsin in 1981 and an M.B.A. from Loyola University, Louisiana in 1986.
      Enrique Bernal, 66, was appointed to the position of Vice President, Instrument R&D following the combination of Caliper with Zymark. Mr. Bernal joined Zymark in February 1999, prior to which he worked at Galileo Corporation of Sturbridge, Massachusetts, a developer and manufacturer of electro-multipliers and optical fiber products, where he was responsible for all engineering functions and product development. Previously, he had spent 29 years at Honeywell Inc. He received a B.S. in Physics from the College of St. Thomas, and a Masters in Physics from the University of Minnesota.
      Andrea Chow, Ph.D., 47, was appointed to the position of Vice President, Microfluidics R&D, in December 2003. Prior to that, she held the position of Senior Director of Microfluidics at Caliper. Before

joining Caliper in 1997, Dr. Chow conducted research at the Lockheed Palo Alto Research Laboratories and SRI International, and completed a postdoctoral fellowship at the University of Bristol in the United Kingdom. Dr. Chow received her B.S. degree in Chemical Engineering from the University of Southern California, and M.S. and Ph.D. degrees in Chemical Engineering from Stanford University.
      Stephen E. Creager, 51, joined Caliper in October 2002 as Associate General Counsel and was appointed Vice President and General Counsel in June 2003. Prior to joining Caliper, Mr. Creager was Vice President of Business Development for Tyco Electronics, an operating unit of Tyco International involved in the development and manufacture of electronic components, with approximately $12 billion of annual revenue. In this role, he provided the legal support for the business development initiatives of Tyco Electronics, including the acquisition of over 40 businesses. Prior to taking on these business development responsibilities at Tyco Electronics, Mr. Creager served as the General Counsel of Tyco Electronics. Prior to that, Mr. Creager served as Associate General Counsel of Raychem Corporation, a manufacturer of electronic components, from November 1993 until August 1999, when Raychem was acquired by Tyco Electronics. Prior to that, Mr. Creager was in private legal practice for nine years. Mr. Creager received a B.A. degree from The Evergreen State College, and a Masters of Philosophy degree in economics and a J.D. degree, both from Yale University.
      Thomas T. Higgins, 53, joined Caliper in 2005 as Executive Vice President and CFO. Prior to joining Caliper, Mr. Higgins was Executive Vice President, Operations and Chief Financial Officer at V.I. Technologies, Inc., a biotechnology company developing novel anti-infective technologies. In that position, Mr. Higgins was responsible for finance and accounting, capital financing activities, investor relations, and research and development support activities. Mr. Higgins also had responsibility for the New York-based plasma manufacturing business until its divesture in 2001. Prior to joining V.I. Technologies, Inc. in 1998, Mr. Higgins was with Cabot Corporation, a global specialty chemicals company, from 1985 where he held various senior operations and finance positions during his tenure. In his last position he served as Executive Vice President of Cabot’s LNG operations, and prior to that was responsible for Cabot’s Asia Pacific carbon black operations. He also served in other senior management roles for Cabot’s Asia business. Before Cabot, Mr. Higgins was with PricewaterhouseCoopers. Mr. Higgins holds a B.B.A with honors from Boston University.
      William C. Kruka, 44, joined Caliper in 2002 as Vice President, Business Development. Prior to joining Caliper, Mr. Kruka was Senior Manager of Business Development with Applied Biosystems Group, an Applera Corporation business, a leading life science tool provider. In this role, he led the business development initiatives for proteomics, including related mass spectrometry, sample preparation, chromatography and microfluidic technologies. These initiatives included developing strategy, formulating deal structures and negotiating collaborations, licensing deals and divestitures. He also chaired an internal business development council that addressed strategic and operational matters from a cross-functional business and technology perspective. Prior to Applied Biosystems, Mr. Kruka held a number of corporate business development, sales and marketing positions with Applera and its predecessor, The Perkin-Elmer Company, from 1983 to 2002.
      Peter F. McAree, 40, was appointed to the position of Vice President, Finance following the combination of Caliper with Zymark. Mr. McAree joined Zymark as Chief Financial Officer in May 2001 after serving in the same capacity as an independent consultant since November 2000. From January 2000 through October 2000, Mr. McAree served as Chief Financial Officer of Iconomy.com, a commerce solutions provider. From January 1999 through December 1999 Mr. McAree was an independent consultant. From January 1997 through December 1998, Mr. McAree was with Elcom International, Inc., a commercial distributor of computers and automated business solutions, as Executive Vice President, Finance and as President of Elcom Systems, an operating unit involved with the development of electronic procurement software solutions. Previously, Mr. McAree was Chief Financial Officer of Geerlings & Wade, Inc., a direct marketer of wine, from 1995 through 1996. Mr. McAree was with Arthur Andersen, Boston, from 1986 through 1995. He received his B.S. in Accountancy from Bentley College, Waltham, MA, and is a licensed Certified Public Accountant in Massachusetts.

      Auro Nair, Ph.D., 44, was appointed to the position of Vice President, North American Sales of Caliper Life Sciences following the combination of Caliper and Zymark, where since 1998 he had led Zymark’s North American Sales organization. Prior to arriving at Zymark, Dr. Nair managed Quality Compliance and Analytical Services at Glaxo Wellcome, Singapore, where he was responsible for all analytical chemistry support for two manufacturing plants and a pilot facility. Dr. Nair received his Ph.D. in Analytical Chemistry from the University of Oklahoma and an M.B.A. from Suffolk University.
      Mark Roskey, Ph.D., 45, was appointed to the position of Vice President, Worldwide Marketing following the combination of Caliper and Zymark, where he had held this role since he joined Zymark in December 2001. Prior to that, Dr. Roskey worked at Applied Biosystems, a life sciences company, for six years where he served as Director of Marketing. He has more than 13 years of experience in product research, development and strategic marketing with complex biological solutions and automated instrument systems. Dr. Roskey completed a postdoctoral fellowship in Molecular Immunobiology at the Harvard Medical School, and holds a Ph.D. in Microbiology from the University of Notre Dame.
      Jean-Louis Rufener, 60, was appointed to the position of Vice President, International Operations following the combination of Caliper and Zymark. At Zymark, he had held this position since becoming a member of Zymark’s executive team when Zymark acquired Scitec Automation Holdings in August 1999. During his tenure at Scitech, a liquid handling and laboratory automation company, Mr. Rufener held the position of President and CEO. Prior to Scitec, Mr. Rufener was President of Tecan Corporation. Mr. Rufener completed his primary and secondary education in Switzerland, and graduated with a degree in Chemical Engineering from the Institute of Technology in Bern Canton, Switzerland.

Item 2.	Properties
      Our headquarters is located in Hopkinton, Massachusetts, where we occupy two leased buildings totaling approximately 120,000 square feet, which houses research and development, instrument manufacturing and administration. Our existing lease in Massachusetts expires in December 2005. We are in negotiations to enter into a new 10-year operating lease, with two additional 5-year renewal options, and expand our Massachusetts facilities by approximately 16,000 square feet. In addition, we have three buildings totaling approximately 111,000 square feet of leased space in Mountain View, California, of which we occupied approximately 53,000 square feet as of December 31, 2004. Our Mountain View facilities are primarily used for microfluidics research and development, LabChip device manufacturing, and certain administrative functions. We are currently reviewing options to sublease the currently unoccupied 58,000 square feet in Mountain View. The leases for this space will expire in 2007 and 2008. We have no other properties or facilities in the United States. Our wholly owned subsidiaries are engaged in marketing, sales and service activities in Europe and Japan. In total, our subsidiaries occupy leased space of approximately 34,000 square feet under leases which expire through 2012. We believe that, based upon our long-term strategic facilities plan, our current facilities are adequate for our needs for the foreseeable future.

Item 3.	Legal Proceedings
      Commencing on June 7, 2001, Caliper and three of its officers and directors (David V. Milligan, Daniel L. Kisner and James L. Knighton) were named as defendants in three securities class action lawsuits filed in the United States District Court for the Southern District of New York. The cases have been consolidated under the caption In re Caliper Technologies Corp. Initial Public Offering Securities Litigation, 01 Civ. 5072 (SAS) (GBD). Similar complaints were filed against approximately 300 other public companies that conducted IPOs of their common stock during the late 1990s (the “IPO Lawsuits”). On August 8, 2001, the IPO Lawsuits were consolidated for pretrial purposes before United States Judge Shira Scheindlin of the Southern District of New York. Together, those cases are denominated In re Initial Public Offering Securities Litigation, 21 MC 92(SAS). On April 19, 2002, a Consolidated Amended Complaint was filed alleging claims against Caliper and the individual defendants under Sections 11 and 15 of the Securities Act of 1933, and under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as well as Rule 10b-5 promulgated thereunder. The Consolidated Amended Complaint also names certain underwriters of Caliper’s December 1999 initial public offering of common stock. The Complaint alleges that these underwriters charged excessive, undisclosed commissions to investors and entered into improper agreements with investors relating to aftermarket transactions. The Complaint seeks an unspecified amount of money damages. Caliper and the other issuers named as defendants in the IPO Lawsuits moved on July 15, 2002, to dismiss all claims on multiple grounds. By Stipulation and Order dated October  9, 2002, the claims against Messrs. Milligan, Kisner and Knighton were dismissed without prejudice. On February 19, 2003, the Court granted Caliper’s motion to dismiss all claims against it. Plaintiffs were not given the right to replead the claims against Caliper. The time to appeal the dismissal has not yet expired. In May 2003, a Memorandum of Understanding was executed by counsel for plaintiffs, issuers and their insurers setting forth the terms of a settlement that would result in the termination of all claims brought by plaintiffs against the issuers and individual defendants named in the IPO Lawsuits. On July 7, 2003, a Special Litigation Committee of the Caliper Board of Directors approved the settlement terms described in that Memorandum of Understanding, which was subsequently set forth in definitive Settlement Agreement among the settling parties. On February 15, 2005, Judge Scheindlin issued an order granting preliminary approval of the settlement, subject to the condition that the settling parties agree to modify the terms of the settlement to limit the scope of the bar order contemplated by the settlement. Caliper is in the process of determining whether the condition contained in Judge Scheindlin’s order granting conditional approval of the settlement is acceptable to it.

Item 4.	Submission of Matters to a Vote of Security Holders
      No matters were submitted to a vote of our security holders during the quarter ended December 31, 2004.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
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

	High	Low

Fiscal 2004:
First Quarter	$9.75	$5.75
Second Quarter	$7.78	$4.64
Third Quarter	$7.13	$4.67
Fourth Quarter	$8.15	$6.54
Fiscal 2003:
First Quarter	$3.50	$2.92
Second Quarter	$4.56	$3.41
Third Quarter	$6.25	$5.21
Fourth Quarter	$6.66	$5.61
      As of December 31, 2004, there were approximately 259 holders of record of our common stock. We have never declared or paid any dividends on our capital stock. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business. Although we have no restrictions on paying cash dividends, we do not anticipate paying any cash dividends in the foreseeable future.
      On January 27, 2004, Caliper issued a total of 38,460 shares of its common stock to J. Michael Ramsey at an aggregate purchase price of $46,949 upon the exercise of warrants outstanding issued in connection with certain agreements entered into in 1995 and 1996. These shares were issued in reliance on Section 4(2) under the Securities Act., and the purchaser represented, in connection with such purchase of the warrants, that he was an accredited investor as defined in the Regulation D under the Securities Act.
      Caliper granted restricted stock to a number of its employees in connection with its acquisition of Zymark in July 2003, which restricted stock grants were subject to a right of repurchase by the Caliper in the event that the grantees left the employment of Caliper. A number of these employees did leave the employment of Caliper prior to the actual issuance of this stock to these employees. Consequently, Caliper only issued the vested shares to these employees, as the remaining unvested shares continued to be subject to this repurchase right and would have been repurchased by Caliper. During 2004, 9,000 unvested shares, having a price per share of $.001, were not issued to the employees as if these shares had been issued and subsequently repurchased during the year.

Item 6.	Selected Financial Data
      The following table sets forth selected consolidated financial data for each of the last five fiscal years of Caliper. This data should be read in conjunction with the detailed information, financial statements and related notes, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein. The historical results are not necessarily indicative of the results of operations to be expected in the future.

	Year Ended December 31,

	2004	2003	2002	2001	2000

	(In thousands, except per share data)
Statements of Operations Data(1):
Revenue:
Product revenue	$57,808	$31,916	$15,644	$12,468	$3,201
Service revenue	13,448	5,879	37	—	—
License fees and contract revenue	8,871	11,616	10,152	17,120	15,363

Total revenue	$80,127	49,411	25,833	29,588	18,564
Costs and expenses:
Cost of product revenue	38,350	23,494	10,927	6,887	2,519
Cost of service revenue	6,673	2,486	—	—	—
Research and development	22,728	33,691	43,317	38,263	33,478
Selling, general and administrative	32,325	27,292	17,534	15,545	9,787
Employee stock compensation, net(2)	2,770	1,000	378	2,540	4,545
Amortization of intangible assets	3,805	2,756	—	—	—
Restructuring charges	5,774	11,535	314	—	—

Total costs and expenses	112,425	102,254	72,470	63,235	50,329

Operating loss	(32,298)	(52,843)	(46,637)	(33,647)	(31,765)
Interest income, net	602	2,227	4,353	9,970	7,468
Other income, net	517	1,279	1,320	—	—
Litigation settlement and reimbursement	—	—	—	27,500	13,274

Income (loss) before taxes and cumulative effect of change in accounting principle	(31,179)	(49,337)	(40,964)	3,823	(11,023)
Provisions for income taxes	(377)	(190)	—	—	—
Cumulative effect of a change in accounting principle(3)	—	—	—	—	(2,294)

Net income (loss)	$(31,556)	$(49,527)	$(40,964)	$3,823	$(13,317)

Net income (loss) per common share, basic:
Net income (loss) before cumulative effect of a change in accounting principle	$(1.08)	$(1.88)	$(1.68)	$0.16	$(0.50)
Cumulative effect of a change in accounting principle	—	—	—	—	(0.11)

Net income (loss) per common share, basic	$(1.08)	$(1.88)	$(1.68)	$0.16	$(0.61)

	Year Ended December 31,

	2004	2003	2002	2001	2000

	(In thousands, except per share data)
Shares used in computing net income (loss) per common share, basic	29,273	26,396	24,403	23,997	21,853
Net income (loss) per common share, diluted:
Net income (loss) before cumulative effect of a change in accounting principle	$(1.08)	$(1.88)	$(1.68)	$0.15	$(0.50)
Cumulative effect of a change in accounting principle	—	—	—	—	(0.11)

Net income (loss) per share, diluted	$(1.08)	$(1.88)	$(1.68)	$0.15	$(0.61)

Shares used in computing net income (loss) per common share, diluted	29,273	26,396	24,403	25,634	21,853

	As of December 31,

	2004	2003	2002	2001	2000

	(In thousands)
Balance Sheet Data(1):
Cash, cash equivalents, marketable securities and short-term restricted cash	$50,237	$66,996	$154,602	$166,176	$191,699
Working capital	52,234	66,577	155,583	195,310	187,475
Total assets	147,947	168,230	179,878	222,543	212,514
Long-term obligations, less current portion	—	646	1,986	3,749	3,534
Total stockholders’ equity	111,579	134,797	167,558	206,564	196,457

(1)	The statement of operations data include the results of Zymark beginning July 14, 2003, the date of acquisition. The balance sheet includes the balances of Zymark as of December 31, 2004 and 2003. As such, comparison of the 2004 and 2003 selected financial data to selected financial data for the prior years presented may not be meaningful. See Note 3 of Notes to Consolidated Financial Statements.

	Years Ended December 31,

	2004	2003	2002	2001	2000

(2) Includes employee stock compensation, net, related to employees classified within expenses as follows:
Cost of revenue	$208	$56	$—	$—	$—
Research and development	515	384	(315)	610	1,601
Selling, general and administrative	2,047	560	693	1,930	2,944

Total	$2,770	$1,000	$378	$2,540	$4,545

(3)	Effective January 1, 2000, Caliper changed its method of accounting for non-refundable license fees to recognize such fees ratably over the term of the related agreement. This change resulted in a $2.3 million cumulative effect of a change in accounting principle which was reported as a change in 2000. The cumulative effect was initially recorded as deferred revenue over the remaining terms of the underlying contractual agreements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion and analysis should be read with “Selected Financial Data” and our financial statements and notes included elsewhere in this Annual Report on Form 10-K. The discussion in this Annual Report on Form  10-K contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this Annual Report on Form 10-K should be read as applying to all related forward-looking statements wherever they appear in this Annual Report on Form 10-K. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to these differences include those discussed in “Factors Affecting Operating Results” below, as well as those discussed elsewhere.
      The following discussion and analysis is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.
Overview
      Caliper uses its core technologies of liquid handling, automation, and LabChip microfluidics to create enabling solutions for the life sciences industry. Caliper is a leader in microfluidic lab-on-a-chip technologies. We believe our LabChip systems can add value to the life sciences industry by miniaturizing, integrating, automating and standardizing many laboratory processes, and by raising the quality of data derived from experimentation. In July, 2003, Caliper acquired Zymark Corporation, a global provider of liquid handling, laboratory automation and robotics technologies. We believe that by combining our microfluidic technologies with advanced liquid handling capabilities we are well positioned to develop and deliver next-generation laboratory automation products that address the key challenges of modern scientific research.
      Within the life sciences industry, we compete in certain application segments of the drug discovery and drug development, and genomics and proteomics markets, and currently estimate our addressable market size at approximately $1.5 billion. We see future attractiveness in the molecular diagnostics market, which holds enormous potential to impact human health through earlier detection of disease. The overall market potential for our products increases to the extent that we are able to access new markets through our partnerships and technology licensing arrangements with companies such as Agilent, Affymetrix, Amphora, Bio-Rad, Predicant, and Wako.

2004 Performance

•	Our $80 million of revenue in 2004 was consistent with our previous estimates. Revenue growth was principally the result of having the benefit of a full year of sales from Zymark products and services in 2004. Revenue from products and services, totaled $71 million, or 89% of total revenue. We believe that product and service revenue provides more stability for the growth of Caliper in comparison to less predictable license and contract revenues.

•	Our 2004 SG&A and R&D expenses of $55 million were lower than our initial projections for the year. We were able to achieve better than expected efficiencies as a result of our new commercial “philosophy” toward R&D investments. This, in turn, enabled us to further reduce costs in R&D and enabled us to complete the closure of a second building in our Mountain View, California facilities.

•	We ended 2004 with $50 million in cash, cash equivalents, marketable securities and short-term restricted cash and believe our current cash balances are adequate to meet our cash needs, at least through the end of 2006.
      The markets for life science research tools and products have experienced modest growth of 5-9% over the last several years due to a reduced rate of increase in research funding and capital spending cutbacks in the pharmaceutical and biotechnology research markets. We believe that we have the potential to grow faster than the overall market through increased adoption of our LabChip technologies, increased chip sales as new instruments in our OEM partnership channel gain traction, and increased sales of the Caliper Sciclone liquid handler and related integrated platforms.

      LabChip 3000 Product Adoption. In 2004, we saw increased adoption of the LabChip 3000 and we ended the year with 60% of the top 20 pharmaceutical companies worldwide using our LabChip screening systems, including such prominent companies as Merck, Pfizer, J&J, Novartis, Sanofi-Aventis, Lilly, Wyeth, Takeda, Taisho, Serono, Amgen and Millenium. We consider the adoption process for our LabChip screening systems to consist of three phases: Phase I, in which customers purchase their first unit and evaluate its performance versus traditional technologies; Phase II, in which customers have purchased additional LabChip instruments for their other labs or have purchased additional instruments for their original lab; and Phase III, which is characterized by enterprise-wide adoption of our LabChip system. We currently have 14 customers in Phases I and II and one customer, Amphora Discovery Corp., in Phase III. One of our principal business strategies for 2005 is to drive our existing LabChip 3000 customers to higher levels of adoption of these products.
      During the past year, we have identified compound selectivity screening, especially for kinases, as an emerging opportunity within the drug discovery market. A typical kinase drug development program will focus on finding lead compounds that inhibit a particular kinase thought to play a role in the disease being studied. As scientists learn more about the human “kinome,” the newly coined word for the 518 different kinases found in the human body, they also are becoming increasingly concerned about the interactions of lead compounds on other kinases, and the potential adverse side effects resulting from these interactions. As a result, selectivity or “profiling” screens, where lead compounds are screened against a representative group of human kinases, are increasingly becoming a routine part of drug discovery programs. Our LabChip 3000 system has the ability to generate the highest quality data for this kind of experimentation. In addition, the system is a fast, cost-effective way to generate numerous assays to meet the evolving requirements of pharmaceutical companies’ specific profiling strategies. In 2004, some of our newer profiling customers also requested that Caliper provide assay development services to them, and we view this as an emerging business opportunity.
      LabChip 90 Product Adoption. We introduced the LabChip 90 Automated Electrophoresis System in February 2004, as an updated version of the former AMS 90 System. During 2004, market adoption of the LabChip 90 system was slower than anticipated. Automated electrophoresis is still in its relatively early stages of market adoption. However, as scientists identify needs for higher-throughput research, we believe they will find the throughput, data quality and reporting capabilities of the LabChip 90 system attractive. In response to the slow initial market reaction, we modified the software of the LabChip 90 system to make the instrument more compatible with the workflow requirements of a typical laboratory, and introduced a new faster and more sensitive protein assay, the “Protein Express” assay. We have also focused our marketing activities to better position LabChip 90 and support sales-related activities in order to convert opportunities into new sales. Despite these developments, we believe that market adoption for LabChip 90 will continue at an improved, but still relatively slow, pace in 2005.
      Chip Sales from OEM Products. Agilent launched the 2100 Bioanalyzer system for DNA, RNA and protein analysis in 1999. Since then, Agilent has shipped over three thousand Bioanalyzer instruments, which are manufactured by Agilent under license from Caliper, and more than 1.0 million associated chips, all of which were manufactured by Caliper. In the fall of 2004, Agilent launched the 5100 lab-on-a-chip (ALP) platform, which is a higher-throughput, automated platform for separations and analysis. We are presently providing Agilent with the sipper chips that run on this platform, and expect revenue from the sales of these chips to increase to the extent that this product gains traction. In 2004, our revenues from Agilent were $8.7 million, or approximately 11% of our total revenue. This revenue came from our sales of chips to Agilent, including the sale of sipper chips for the Agilent 5100 instrument system, as well as from royalties that we receive from our gross-margin sharing arrangement. There is the possibility that Agilent could decide to manufacture its own supply of chips, which could adversely impact our revenues, and to a lesser extent our net income. Were this to occur, Caliper would continue to receive ongoing royalties on Agilent’s product sales and, potentially, revenue from the sale of chips and LabChip kits directly to the end users of the 2100 Bioanalyzer and 5100 instrument platforms.
      In the fall of 2004, Bio-Rad launched the Experion Automated Electrophoresis System, which performs electrophoretic separation and analysis of protein and RNA samples. Experion is the first product to come out of our collaboration with Bio-Rad, which began in June 2003. Under this OEM arrangement, Caliper is the exclusive supplier of LabChip devices to Bio-Rad and we receive a royalty on sales of instruments and software by Bio-Rad.
      Caliper Sciclone Liquid Handling Sales. In 2004, we entered into a new OEM partnership with Affymetrix in which we provide automated target preparation instruments for Affymetrix’ commercialized proprietary microarray system. The first product of our partnership with Affymetrix, the GeneChip Array System (GCAS), is based on the Caliper Sciclone ALH3000 liquid handler. This new product was released to early access customers in the fourth quarter of 2004. We are expecting our liquid handling product sales to increase in 2005 as a result of this collaboration, and as a result of feature and performance enhancements that we believe give us a competitive advantage for direct channel sales of the Caliper Sciclone liquid handler and related Staccato system products.

Key Issues for Future Performance
      In order to continue to grow our business, reach profitability, gain market share and remain competitive we will need to address the following ongoing issues:

•	Revenues — We must grow revenues significantly to meet the company’s goal of reaching positive cash flow from operations.

•	Improvement in Gross Margins — We need to improve our gross margins by increasing volume, especially in the area of chip production, to increase capacity utilization, and by achieving a larger proportion of our sales from higher margin products such as consumable products and services.

•	Cost Control — It is essential for us to continue to control costs in order to allow us to reach operating cash flow break-even.
      We may consider other actions to further control costs, and we may also evaluate suitable acquisition candidates over the next several years to help us address the above issues.
      We continue to face risks and uncertainties that could challenge our efforts to grow revenue, gain market share and remain competitive. Our microfluidic technologies still require significant development investment, and our drug discovery systems incorporating these technologies have only recently begun to be used commercially. If our drug discovery systems do not gain further market acceptance, we will be unable to generate significant sales of these products and our revenue may decline. The commercial success of our drug discovery systems will depend upon capital spending by our potential customers, and market acceptance of the merits of our drug discovery systems by pharmaceutical and biotechnology companies, academic research centers and other companies that rely upon laboratory experimentation.
      To increase the likelihood that our microfluidic technologies gain market acceptance, a core element of our business strategy is to broaden our network of commercial OEM partners in order to access new applications and new markets. We believe that this will allow us to more effectively leverage the commercial potential of microfluidics in ways that would be difficult to achieve, from both a research investment and infrastructure perspective. This strategy allows us to combine our proprietary technical expertise with partners who have complementary capabilities. These types of collaborations diminish our risk and reduce our costs while leveraging larger, established partners’ strengths to tap markets that are new to Caliper. As we create new relationships of this type, we expect the financial implications for us to be modest in the early years — primarily product development funding — until substantial product revenues are generated, beginning one to two years following the commercial introduction of our partner’s product.
      In the future, we believe that our strategy to expand the proportion of our revenue from higher margin, recurring sources such as LabChip products, and to continue to expand our base of service business revenues will lessen the potential negative impact on our business of customers’ reduced capital spending patterns.

Results of Operations
      Our financial results for the year ended December 31, 2003 include the financial results of Zymark from the date of acquisition, July 14, 2003, through December 31, 2003.

Revenue

	Year Ended			Year Ended			Year Ended
	December 31,			December 31,			December 31,
	2004	$ Change	% Change	2003	$ Change	% Change	2002

	(In thousands)
Product revenue	$57,808	$25,892	81%	$31,916	$16,272	104%	$15,644
Service revenue	13,448	7,569	129%	5,879	5,842	n/a	37
License fees and contract revenue	8,871	(2,745)	(24)%	11,616	1,464	14%	10,152

Total Revenue	$80,127	$30,716	62%	$49,411	$23,578	91%	$25,833

      Total Revenue. Our total revenue increase in 2004 was principally the result of having the benefit of a full year of sales of products we acquired as a result of the Zymark acquisition, while our 2003 results included sales of Zymark products for only the latter half of 2003. Other factors underlying our revenue growth in 2004 are discussed in further detail below. In 2003, the increase in total revenue over 2002 was due almost exclusively to the additional revenues from sales of Zymark products, offset, in part, by a $3.7 million decrease in sales to Amphora.
      Product Revenue. Approximately $23.9 million of the increase in product revenue in 2004 was the result of having a full year of the acquired Zymark product sales in our operating results versus a partial year in 2003. In addition, the increase in product revenue included increased sales to Agilent, and increased sales of our LabChip 3000 instrument (newly introduced in 2004), offset by a decline in datapoint revenues. Agilent revenues increased as a result of (1) increased LabChip kit purchases including purchases of sipper chips that run on Agilent’s new 5100 instrument, (2) a volume driven increase in the share of the gross margin we receive for chips, reagents and instruments sold by Agilent, and (3) a retroactive price adjustment to LabChip kits previously purchased by Agilent. The Amphora datapoint revenue decline came about as a result of Amphora having prepaid approximately $1.7 million in 2003 for the right to generate a certain number of datapoints. As a result of this prepayment, we had no additional datapoint revenue from Amphora in 2004. However, we expect that Amphora will begin to owe us for additional datapoints generated beginning in early 2005, and we are in the process of negotiating new datapoint pricing terms. The increase in product revenue in 2003 was due almost exclusively to the revenue added by the acquired Zymark products. The remainder of the 2003 product revenue increase resulted from higher revenue from Agilent, offset by a net decline in sales of our other products, especially Caliper 250 drug discovery system sales.
      Service Revenue. Prior to the acquisition of Zymark, we did not have significant service revenue. The increase in both 2004 and 2003 primarily consisted of annual maintenance contracts and support services associated with the installed base of Zymark products.
      License Fees and Contract Revenue. In 2004, the total net decrease in license fees and contract revenue was the result of a $3.2 million decrease in license fees and a decrease in contract revenue from Agilent of approximately $1.7 million, offset in part by an increase in contract revenue from our other collaboration partners of approximately $2.2 million. The decrease in license fees was primarily due to payments from Aclara and Molecular Devices received in 2003 for which there were no comparable revenue sources in 2004. The decrease was partially offset by a license fee we received from Predicant Biosciences under a new patent licensing agreement and ongoing royalties we received from Molecular Devices based upon their IMAP product sales. Agilent contract revenues decreased because we have not had any new collaborative development projects with Agilent since our collaboration agreement terminated in May 2003. This decrease was more than offset by new sources of contract revenues as a result of having formed new strategic collaborations, such as Bio-Rad. In 2003, license fees and contract revenues increased primarily due to an increase in license fees and contract revenues from non-Agilent collaborations, including Zymark research and development collaborations, and the initial license fee we received from Molecular Devices as a result of the settlement of our patent infringement lawsuit against Molecular Devices in November 2003. These sources of revenue were partially offset by a $2.8 million decline in research and development funding from Agilent as we concluded several development programs related to the Agilent 2100 Bioanalyzer and 5100 product lines.

Cost of Revenue

	Year Ended			Year Ended			Year Ended
	December 31,			December 31,			December 31,
	2004	$ Change	% Change	2003	$ Change	% Change	2002

	(In thousands)
Cost of
Product revenue	$38,350	$14,856	63%	$23,494	$12,567	115%	$10,927
Service revenue	6,673	4,187	168%	2,486	2,486	n/a	—

Total Cost of Revenue	$45,023	$19,043	73%	$25,980	$15,053	138%	$10,927

      Cost of Product Revenue. In both 2004 and 2003, cost of product revenue increased primarily due to higher product revenues driven mainly by the Zymark acquisition. In 2004, we reduced headcount in our LabChip manufacturing operations (see Restructuring Charges below), which reduced our costs by approximately $500,000 during the last half of 2004. The 2003 increase also included a $1.2 million write-off of Caliper 250 instrument inventory prompted by the development and release of our new LabChip 3000 drug discovery system, and amortization of $494,000 of purchase price that was allocated to acquired Zymark inventories. In addition, approximately $1.2 million of the increase in 2003 resulted from excess manufacturing capacity previously absorbed by research and development programs.
      Cost of Service Revenue. Costs of service revenue in 2004 and 2003 represents costs incurred in relation to providing billable services and supporting installed systems under annual maintenance contracts, including parts replacement and service labor and overhead. In 2004, the increase of $4.2 million relates primarily to the inclusion of a full year of legacy Zymark service costs.
      Gross Margins. Our gross margin on product revenue was 34% for the year ended December 31, 2004, as compared to 26% in 2003. Reduced product obsolescence charges and the absence of further purchase accounting amortization, as noted above, accounted for approximately 50% of this improvement. The remainder of the gross margin improvement resulted from increased leverage of fixed manufacturing costs in relation to sales and the effects of cost reductions across the combined businesses. Gross margin on service revenue was 50% for the year ended December 31, 2004, as compared to 58% in 2003. We do not believe this comparison is meaningful due to the partial year inclusion of the Zymark products in 2003.

Operating Expenses

	Year Ended			Year Ended			Year Ended
	December 31,			December 31,			December 31,
	2004	$ Change	% Change	2003	$ Change	% Change	2002

	(In thousands)
Research and development	$22,728	$(10,963)	(33)%	$33,691	$(9,626)	(22)%	$43,317
Selling, general and administrative	32,325	5,033	18%	27,292	9,758	56%	17,534
Employee stock compensation, net	2,770	1,770	177%	1,000	622	165%	378
Amortization of intangible assets	3,805	1,049	38%	2,756	2,756	n/a	—
Restructuring charges	5,774	(5,761)	(50)%	11,535	11,221	n/a	314

	$67,402	$(8,872)	(12)%	$76,274	$14,731	24%	$61,543

      Research and Development Expenses. In 2004, research and development expenses decreased despite the inclusion of a full year of Zymark R&D and acquired research and development of $1.0 million, as discussed in Note 4 of Notes to Consolidated Financial Statements, due to prioritization of our R&D programs and related downsizing activities that occurred in 2003, and as a result of the facility closures in 2004 that reduced the amount of facility related costs within R&D by approximately $300,000. In 2003, research and development expenses declined despite the acquisition of Zymark, which contributed $2.9 million to our overall ongoing R&D expenses, primarily due to our R&D prioritization efforts and the associated employee downsizing actions, which are described in Restructuring Charges below. As a percentage of revenues, we expect research and development spending to decrease in the future to the extent our revenues grow and as we slow the pace of discretionary spending on research programs by focusing on those opportunities with maximum commercial viability and sharing the funding of R&D programs with other partners.
      Selling, General and Administrative Expenses. In 2004, the increase in selling, general and administrative expenses was primarily due to the inclusion of Zymark in the full year results of operations, offset, in part, by downsizing activities in 2004 and 2003. In 2004, implementation costs of Section 404 of the Sarbanes-Oxley Act of 2002 were approximately $1.0 million versus insignificant costs in 2003. In 2003, SG&A expenses increased primarily due to the additional costs of Zymark for the period following the acquisition, offset in part by cost synergies realized through our integration efforts. We expect selling, marketing and product promotion expenses to increase modestly over the next several years as we continue to make investments to grow our sales.
      Employee Stock Compensation. Deferred stock compensation represents the difference, at the date of grant, between the deemed fair value of our common stock for accounting purposes and the exercise price of stock awards including stock options and restricted stock issuances. In 2003, we recorded deferred compensation of $2.2 million related to stock awards granted to retain certain key executives and employees in connection with our acquisition and subsequent integration with Zymark. In 2004, we recorded deferred compensation of $2.6 million related to stock awards granted to retain certain key executives and employees. We are amortizing these amounts over the respective vesting periods using the accelerated expense attribution method. The amortization expense related to deferred stock compensation in 2004 and 2003 was net of reversals of $96,000 and $17,000, respectively, of stock compensation expense recognized in previous periods as a result of forfeited options. Of the $2.7 million of remaining deferred stock compensation included within stockholder’s equity as of December 31, 2004, we expect to record amortization of deferred compensation expense of $1.3 million during 2005 and the remaining $1.4 million during future periods beyond 2005. The amount of deferred compensation expense to be recorded in future periods may further decrease if unvested options and restricted stock awards for which deferred compensation has been recorded are subsequently canceled.
      Restructuring Charges. Below is a summary of various restructuring activities during the period September 2002 through December 2004:

2004

•	We recorded charges totaling $5.7 million related to facility closures. As a result of efficiencies achieved following our prioritization of research and development programs, in June 2004 we were able to shut down one-half of a Mountain View, CA facility that was primarily used for research and development activities. In December, we completed the full closure of this building, and we reassessed our previous estimates regarding the sublease potential of our two idled facilities. We adjusted our previous restructuring charges on the basis of recent market information that indicated a low probability of obtaining sublease income from these properties. The ongoing payments will reduce the liability we have recorded as of December 31, 2004, of $11.6 million (see Note 12 of Notes to Consolidated Financial Statements in this report), and the only expected ongoing impact to our statement of operations will be accretion of interest, provided that the assumptions considered in determining the restructuring charge do not change.

•	We recorded a charge of $180,000 in June 2004 as a result of a downsizing that reduced manufacturing headcount in our LabChip manufacturing operation by 14 positions. All separation payments were completed in 2004. We believe that this downsizing will result in an estimated annual savings of approximately $1.1 million. We also recognized a $134,000 credit related to severance payments made in 2004 which were less than the provision estimate we made in 2003.

2003

•	We recorded a $7.7 million charge, based upon the estimated net present value of our future lease payments related to the closure of one of our Mountain View facilities, net of anticipated sublease rentals, including leasehold improvement write-offs and other asset disposals of $319,000 related to the building closure. The facility lease accrual charge involved certain key assumptions including the amount, if any, of future sublease rentals which we subsequently revised to zero in 2004.

•	We recorded total charges of $3.8 million during 2003 for three downsizing actions related to severance and benefits, including $401,000 of non-cash charges related to acceleration of stock option vesting for certain terminated employees. Two of these reductions in force were completed following our acquisition of Zymark, and were principally related to elimination of redundant positions, the relocation of instrument manufacturing to Hopkinton, MA, and the prioritization of research and development programs. These actions resulted in the elimination of approximately 100 positions, including 52% in research and development, 24% in manufacturing operations and service, and 24% in selling, general and administration. As of December 31, 2003, approximately $2.1 million of the $3.8 million remained in accrued restructuring charges, and remaining payments were completed by December 2004.

2002

•	We recorded a charge of $314,000 in September 2002, due to a reduction in force carried out in response to depressed market conditions. This action resulted in the elimination of 28 positions, including 75% in research and development with the remaining divided equally between manufacturing and administrative functions. All of the associated cash payments were completed in 2002.

Interest and Other Income and Expenses

	Year Ended			Year Ended			Year Ended
	December 31,			December 31,			December 31,
	2004	$ Change	% Change	2003	$ Change	% Change	2002

	(In thousands)
Interest income	$1,012	$(1,627)	(62)%	$2,639	$(3,607)	(58)%	$6,246
Interest expense	(410)	2	n/a	(412)	1,481	78%	(1,893)
Other income, net	517	(762)	(60)%	1,279	(41)	(3)%	1,320

	$1,119	$(2,387)	(68)%	$3,506	$(2,167)	(38)%	$5,673

      Interest Income (Expense), Net. Interest income decreased in both 2004 and 2003 primarily due to lower cash, cash equivalents and marketable securities balances, on average, over the previous years due to cash used in operating and investing activities. In 2003, interest income was particularly lower due to approximately $52 million of cash used to acquire Zymark in July 2003. Interest expense decreased in 2003 due to the reduction of our financing obligations.
      Other Income, Net. Other income, net in 2004 consists primarily of marking-to-market unrealized gains and losses related to account balances denominated in non-US currencies. Other income, net of $1.3 million in 2003 resulted primarily from the effect of realized gains on marketable securities, and unrealized foreign currency gains, offset in part by the disposal of surplus manufacturing equipment no longer needed in our operations. Other income, net in 2002 was primarily due to realized gains on marketable securities.

Liquidity and Capital Resources
      Since the company’s inception, we have financed our operations primarily through sale of equity, product sales and services, out-licensing revenues, contract and milestone payments to us under our collaboration and former Technology Access Program agreements, $32.5 million received from the comprehensive settlement agreement with Aclara, and equipment financing under sale-leaseback arrangements. As of December 31, 2004, we had received net proceeds of $237.6 million from issuances of common and preferred stock, which includes $104.9 million raised in August 2000 from the sale of 2,300,000 shares of common stock in a private placement and $75.9 million raised from our initial public offering in December 1999.
      As of December 31, 2004, we had $50.2 million in cash, cash equivalents, marketable securities and short-term restricted cash, as compared to $67.0 million as of December 31, 2003 and $154.6 million as of December 31, 2002. In July 2003, we used cash of $52.4 million to acquire Zymark, which was net of $5.8 million of Zymark’s cash on hand on the date of acquisition. As such, our cash flow changes in operating assets and liabilities are net of the acquired current assets and liabilities of Zymark. The inclusion of Zymark’s results of operations after July 14, 2003, had a significant impact on the business in 2003 and the comparability of operating results and cash flows on a year-over-year basis.
Cash Flows

	Year Ended		Year Ended		Year Ended
	December 31,	Increase	December 31,	Increase	December 31,
	2004	(Decrease)	2003	(Decrease)	2002

	(In thousands)
Cash provided by (used in)
Operating Activities	$(17,614)	$13,810	$(31,424)	$(20,738)	$(10,686)
Investing Activities	$13,934	$(11,515)	$25,449	$9,484	$15,965
Financing Activities	$4,587	$6,052	$(1,465)	$(1,715)	$250
      Operating Activities. In 2004, our cash used in operations decreased from 2003 as a result of our reduced net loss before non-cash expenses such as depreciation, amortization, stock compensation and restructuring charges. The narrowed loss was enabled by the significant increase in our overall sales and corresponding cash collections from customers, especially as a result of having a full year of the acquired Zymark business in our results. We spent more on materials to support our higher sales, but elsewhere we reduced our cost structure, leading to the reduction in the amount of cash used for operating activities. In addition, we paid out $4.4 million in severance and lease payments related to restructuring activities. All other changes in working capital resulted in a use of $200,000 of cash.
      In 2003, our cash used in operations increased from 2002 primarily due to the $32.5 million payment we received as a settlement payment from Aclara in 2002. In addition, excluding this impact in 2002, our cash used for operating activities in 2003 improved in comparison to 2002. This improvement is primarily attributable to the reductions in force that we implemented during 2002 and 2003, and other cost cutting measures including more focused R&D activities, which were reflected in our financial results.
      Investing Activities. In 2004, our purchases of property and equipment increased primarily due to our investment of $1.9 million related to the purchase and on-going implementation of our new Oracle ERP system. Otherwise, our investment needs decreased overall as there was no similar-sized investment need comparable to our acquisition of Zymark in 2003. Coupled with our improved operating cash flows, we derived less cash proceeds from sales and maturities of marketable securities. In 2003, the increase in net cash provided by investing activities was primarily caused by $57.7 million of additional proceeds from net sales and maturities of marketable securities in order to finance the acquisition of Zymark which utilized $52.4 million of cash, and also due to a $4.2 million decrease in property equipment purchases.
      Financing Activities. In 2004, cash provided by financing activities increased due primarily to an increase in proceeds from common stock sales pursuant to option exercises and employee stock plan purchases, and a decrease in the payments made under sale-leaseback and other long-term obligations. In

2003, cash used in financing activities decreased as a result of increased sale-leaseback debt payments, a decline in sale-leaseback financing proceeds, and a decline in proceeds from common stock sales.
      As of December 31, 2004, we had commitments under leases and other contractual obligations as follows:

				Other
	Operating		Sale-Leaseback	Long-term
	Leases	Idle Facilities	Arrangements	Obligations

Years ending December 31:
2005	$4,174	$3,535	$312	$409
2006	2,776	3,657	—	—
2007	2,442	3,784	—	—
2008	2,227	1,922	—	—
2009	283	—	—	—
Thereafter	490	—	—	—

Total minimum lease and principal payments	$12,392	12,898	312	409

Less: Amount representing interest		1,293	11	—

Present value of future payments		11,605	301	409
Less: Current portion of obligations		3,177	301	409

Noncurrent portion of obligations		$8,428	$—	$—

      In addition to the commitments in the table above, as of December 31, 2004, we had a non-cancelable purchase commitment in the amount of approximately $167,000 with the foreign supplier of our proprietary glass stock used in the manufacture of certain types of chips. We also have minimum royalty obligations under separate license agreements with UT-Battelle, LLC and the Trustees of the University of Pennsylvania that in the aggregate never exceed $213,000 per year.
      Our capital requirements depend on numerous factors, including market acceptance of our products, the resources we devote to developing and supporting our products, and acquisitions. We expect to devote substantial capital resources to continuing our research and development efforts, expanding our support and product development activities, and for other general corporate activities. Based on current plans, we believe that our current cash balances will be sufficient to fund our operations at least through the year 2006. Our future capital requirements will depend on many factors, including:

•	continued market acceptance of our microfluidic and lab automation products;

•	the magnitude and scope of our research and product development programs;

•	our ability to maintain existing, and establish additional, corporate partnerships and licensing arrangements;

•	the time and costs involved in expanding and maintaining our manufacturing facilities;

•	the potential need to develop, acquire or license new technologies and products; and

•	other factors not within our control.
      We ended 2004 with $50.2 million in total cash, cash equivalents, marketable securities and short-term restricted cash. We expect to attain positive cash flows from operations during the fourth quarter of 2005, and believe our current cash balances are adequate to satisfy our cash needs through the end of 2006. Our actual cash needs could vary considerably, however, depending on opportunities that arise over time. If, at any time, cash generated by operations is insufficient to satisfy our liquidity requirements, we may need to reduce our research and development efforts, sell additional equity or debt securities or obtain credit arrangements. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders. Additional financing may not be available on terms acceptable to us or at all. The inability to obtain additional financing may force delays in research and product development activities and, ultimately, cause us to cease operations.
      Financial Outlook. For the first quarter and full year 2005 our outlook is as follows:

•	We project first quarter revenues in the range of $17 to $19 million, and full year revenues in the range of $87-92 million.

•	We project combined gross margins from products and services in the range of 36% to 38% in the first quarter and 37% to 40% on a full-year basis.
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
Critical Accounting Estimates
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
      Restructuring Charges. During the years ended December 31, 2004, 2003 and 2002, we recorded restructuring charges of $5.8 million, $11.5 million and $314,000, respectively. We established exit plans for activities which took place in the period 2002-2004 and accounted for these plans in accordance with EITF Issue No. 94-3, “Liability Recognition for Certain Employee Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring),” Statement of Financial Accounting Standards (SFAS) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” and SEC Staff Accounting Bulletin No. 100 (“SAB 100”), “Restructuring and Impairment.” In accordance with such standards, management makes certain judgmental estimates related to these restructuring charges. For example, the consolidation of facilities required us to make estimates including with respect to contractual rental commitments or lease buy-outs for office space being vacated and related costs, and leasehold improvement write-downs, offset by estimated sublease income. We review on at least a quarterly basis our sublease assumptions. These estimates include anticipated rates to be charged to a sub-tenant and the timing of the sublease arrangement. If the rental markets change, our sublease assumptions may not be accurate and changes in these estimates might be necessary and could materially affect our financial condition and results of operations. For example, in December 2004, we further consolidated our space needs in Mountain View, CA, and in connection with this we also evaluated recent real estate market conditions in Mountain View, CA. As a result of our review, we determined that the probability of subleasing our vacant facilities was low. This caused us to lower our monthly sublease income estimate from $1 per square foot to zero (on approximately 58,000 square feet of available space), and to increase our estimated liability for the fair value of the remaining lease rentals by approximately $1.7 million during the fourth quarter of 2004. If we are able to identify a sublease tenant, enter into a favorable lease buy-out related to the idle space, or otherwise reassess our use of the vacant space, we may be required to further revise the restructuring accrual that we have recorded as of December 31, 2004. For a further discussion of our restructuring activities, see Note 12, Restructuring Activities, in the Notes to Consolidated Financial Statements in Item 15 of this report.
      Revenue Recognition. Revenue arrangements that include multiple deliverables are divided into separate units of accounting if the deliverables meet certain criteria, including whether the delivered items have stand alone value and whether there is evidence of fair value of the undelivered items. In addition, we allocate the consideration among the separate units of accounting based on their fair values, and consider the applicable revenue recognition criteria separately for each of the separate units of accounting. We determine “fair value” of undelivered items based upon our historic selling prices, or where no historic information exists, based upon management’s estimate of the probable selling prices for such undelivered items. The amount of our product revenue is affected by our judgments as to whether an arrangement includes multiple elements and if so, whether there is objective evidence of fair value for those elements. Changes to the elements in an arrangement and the ability to establish objective evidence of fair value for those elements could affect the timing of revenue recognition. These conditions are sometimes subjective and actual results could vary from the estimated outcome, requiring future adjustments to revenue. We recognize contract revenue for certain arrangements based upon proportional performance which requires that we estimate resources required to perform the work. The extent to which our resource estimates prove to be inaccurate could affect the timing of the revenue recognition for a particular contract arrangement.
      Accounts Receivable Reserves. We grant credit to customers based on evaluations of their financial condition, generally without requiring collateral. We attempt to limit credit risk by monitoring our exposure for credit losses. This analysis may involve review of historical bad debts, customer concentrations, customer credit-worthiness, and current economic trends. We establish allowances for those accounts considered uncollectible based on the analysis of the recoverability of our trade accounts receivable performed at the end of each reporting period. Establishing an adequate allowance for doubtful accounts involves the use of considerable judgment and subjectivity. Actual results could vary from the assumptions we use to estimate the adequacy of our accounts receivable reserves which could require future adjustment to our reserve provisions. Caliper’s allowance for doubtful accounts was $475,000 and $252,000 as of December 31, 2004 and 2003, respectively. Caliper wrote off $21,000 and $130,000 of accounts deemed uncollectible in 2004 and 2003, respectively.
      Inventory Reserves. We reserve or write off 100% of the cost of inventory that we specifically identify and consider obsolete or excessive to fulfill future sales estimates. Caliper defines obsolete inventory as inventory that will no longer be used in the manufacturing process. Excess inventory is generally defined as inventory in excess of projected usage, and is determined using management’s best estimate of future demand at the time, based upon information then available to Caliper. Caliper uses a twelve-month demand forecast and, in addition to the demand forecast, Caliper also considers: (1) parts and subassemblies that can be used in alternative finished products; (2) parts and subassemblies that are unlikely to be impacted by engineering changes; and (3) known design changes which would reduce Caliper’s ability to use the inventory as planned. Determination of the excess balance is highly subjective and relies in part on the accuracy of our forecasts and our assessment of market conditions. If actual conditions are less favorable than conditions upon which we base our estimates, additional write-downs may be required. Conversely, if conditions are more favorable than conditions upon which we base our estimates, inventory previously written down may be sold, resulting in lower cost of sales and higher income from operations in that period. During 2004 and 2003, respectively, Caliper recorded charges of $1.3 million and $2.4 million to cost of product revenues for excess and obsolete inventories. Of the amount charged to cost of product revenue in 2003, $1.2 million was related to the discontinuance of the Caliper 250 drug discovery instrument.
      Warranty Provision. At the time revenue is recognized, we establish an accrual for estimated warranty expenses associated with sales, recorded as a component of cost of revenue. Caliper offers a one-year limited warranty on instrumentation products and a 90-day warranty on chips, which is included in the sales price of many of its products. Caliper’s standard limited warranty covers repair or replacement of defective goods, a preventative maintenance visit on certain products, and telephone based technical support. No upgrades are included in the standard warranty. Provision is made for estimated future warranty costs at the time of sale.

Factors that affect Caliper’s warranty liability include the number of installed units, historical and anticipated rates of warranty claims, and cost per claim. Caliper periodically assesses the adequacy of its recorded warranty liabilities and adjusts amounts as necessary.
      Goodwill. We perform a test for the impairment of goodwill annually or more frequently if events or circumstances indicate that goodwill may be impaired. Because we have a single operating segment which is our sole reporting unit, we perform this test by comparing the fair value of the company with its book value, including goodwill. If the fair value exceeds the book value, goodwill is not impaired. If the book value exceeds the fair value, we would calculate the potential impairment loss by comparing the implied fair value of goodwill with the book value. If the implied goodwill is less than the book value, an impairment charge would be recorded. We performed our fiscal 2004 annual impairment analysis in the fourth quarter of 2004. Based upon our market capitalization at the time, we concluded that we did not have any impairment.
      Impairment. We review long-lived assets and identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If indicators of impairment exist, we assess recoverability of assets to be held and used by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. We perform the recoverability measurement and estimating of undiscounted cash flows at the lowest possible level for which there are identifiable assets. If the aggregate undiscounted cash flows are less than the carrying value of the asset, we calculate the resulting impairment charge to be recorded based on the amount by which the carrying amount of assets exceeds the fair value of the assets. We report assets to be disposed of at the lower of the carrying amount or fair value less costs to sell. During 2004, we recorded impairment charges of $320,000 related to certain leasehold improvements and other fixed assets no longer being used.
Recent Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123 (revised 2004), “Share-Based Payment,” which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Caliper will be required to adopt Statement 123(R) at the beginning of its third quarter of fiscal 2005. We are currently assessing the impact that the adoption of Statement 123(R) will have on our results of operations and related disclosures.
      In November 2004, the FASB issued FASB Statement No. 151, “Inventory Costs,” an amendment of ARB No. 43, Chapter 4. The amendments made by Statement 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe there will be a material effect upon our financial condition or results of operations from the adoption of the provisions of SFS 151.
Factors Affecting Operating Results

Risks Related to Our Business

Our LabChip products may not achieve widespread market acceptance, which could cause our revenue to grow slowly or decline.
      The commercial success of our LabChip products depends upon market acceptance of the merits of our drug discovery and automated electrophoresis separations systems by pharmaceutical and biotechnology companies, academic research centers, and other companies that rely upon laboratory experimentation. However, because our microfluidic drug discovery and automated electrophoresis systems have been in operation for only a limited period of time, their accuracy, reliability, ease-of-use and commercial value have not yet gained widespread commercial acceptance. If these systems do not continue to gain further market acceptance, our revenue may grow more slowly than expected or decline.
      In addition, our strategy for the LabChip 3000 system depends upon the early users of these systems buying additional units as they spread the adoption of this technology throughout their organizations worldwide. New customers for our drug discovery systems may wait for indications from our initial drug discovery system customers that our drug discovery systems work effectively and generate substantial benefits. If the early users of our LabChip 3000 systems do not endorse the further adoption of these systems because they fail to generate the quantities and quality of data they expected, are too difficult or costly to use, or are otherwise deficient in meeting the screening needs of these customers, further sales of these systems to these early users may be limited, and our sales to new users will be more difficult.
      Our microfluidic-based drug discovery systems are now being marketed and sold principally by the sales and marketing organization we acquired with our acquisition of Zymark. These systems and the technologies on which they are based are still relatively new to this sales and marketing organization, which may limit our ability to effectively market and sell these systems. If we cannot market these systems effectively, their market acceptance may be limited.
      For all of the foregoing reasons, we cannot assure you that our efforts to increase the adoption of our high-throughput drug screening and automated electrophoresis systems, by both existing and new users, will be expeditious or effective.
      In summary, market acceptance of our LabChip systems will depend on many factors, including:

•	our ability to demonstrate the advantages and potential economic value of our LabChip drug discovery systems over alternative well-established technologies;

•	our ability to develop a broader range of standard assays and applications that enable customers and potential customers to perform many different types of experiments on a single LabChip instrument system; and

•	our ability to market and sell our drug discovery systems and related consumable products.

If we are not successful in developing new and enhanced liquid handling, LabChip and other life sciences products, we may lose market share to our competitors.
      The life sciences productivity tools equipment market is very competitive and is characterized by rapid technological change and frequent new product introductions. The commercial success of our liquid handling systems, LabChip and other products depends upon continued and expanding market acceptance of our systems and products by pharmaceutical and biotechnology companies and genomics research organizations, and upon our ability to address quickly any performance problems that our customers encounter. We anticipate that our competitors will introduce new, enhanced products in this market in the near future. Our future success will depend on our ability to offer new products and technologies that researchers believe are an attractive alternative to current products and technologies, that address the evolving needs of our customers and that are technologically superior to new products that may be offered by our competitors. We may experience difficulties or delays in our development efforts for new products, and we may not ultimately be successful in developing them. Any significant delay in releasing new products in this market could adversely affect our reputation, give a competitor a first-to-market advantage or cause a competitor to achieve greater market share.

If we are not successful in improving the cost of our LabChip products relative to the performance delivered, we may not be successful in displacing alternative or more established products and technologies that are competitive with our LabChip products.
      Customers in the life sciences productivity tools equipment market tend to be very price and cost sensitive relative to product performance. The commercial success of our LabChip products will depend not only upon our ability to demonstrate that their performance is superior to the performance of conventional products, but also that their total cost to purchase and operate is competitive with or lower than the cost of alternative or more established products. We may need to reduce our manufacturing costs in order for us sell our LabChip products at more competitive prices. Although we have been successful in achieving significant reductions in the manufacturing costs of our LabChip instruments and chips, we are engaged in ongoing efforts to further reduce the costs of our LabChip products. Some of these efforts involve a substantial amount of technical risk, such as manufacturing our chips on plastic substrates rather than glass. If we are not successful in achieving these additional cost reductions, the market demand for our LabChip products may be limited, and the rate of adoption of these products may be slower than we anticipate. We cannot assure you that our efforts to achieve further cost reductions will be successful.

If we do not successfully expand the range of applications for our drug discovery systems, we may experience a decline in revenue or slow revenue growth and may not achieve or maintain profitability.
      Because drug screening systems represent substantial capital expenditures, it is important that these systems be capable of performing a wide variety of different types of assays and experiments in order to justify the cost of the systems. We intend to continue developing new versions of our microfluidic-based drug discovery systems with enhanced features that address existing or emerging customer needs, such as offering a broad range of standardized, easy-to-use assays. If we are unable to do so, our drug discovery systems may not become more widely used and we may experience a decline in revenue or slow revenue growth and may not achieve or maintain profitability. We currently have several assays in development, including assays that measure many important activities of cells and proteins. We are developing product extensions that are particularly well suited for the evaluation of kinases, one of the largest focus areas of drug discovery efforts today, as well as running assays with adherent cell lines. We are creating new tools to make it easier for our customers to develop their own custom assays in a microfluidic format. We are also developing kinase profiling and selectivity screening kits. If we are not able to complete the development of any of these expanded applications and tools, or if we experience difficulties or delays, we may lose our current customers and may not be able to obtain new customers.

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

A significant portion of our business depends upon collaborations with OEM business partners, and our financial success depends upon our ability to develop new product concepts with compelling value propositions to generate new OEM collaboration relationships, as well as our ability to manage our existing OEM relationships.
      Historically, an important part of our business strategy has been to collaborate with OEM business partners in the development of new applications for our microfluidic and liquid handling products and the subsequent commercialization of the developed products. The expenses associated with these product development efforts are large, and the time to market for these product development efforts is generally two or more years. Accordingly, attracting an OEM collaboration partner to undertake and underwrite a proposed product development effort requires a compelling value proposition for the product proposed to be developed.

Moreover, even if we are successful in initiating a new product development effort with an OEM partner, these collaboration arrangements can be difficult to manage, and technical problems encountered in the development programs or disagreements with our OEM business partners may adversely impact our ability to complete development programs, and therefore to realize increased product sales through these product development and commercialization collaborations. There can be no assurance that we will continue to be able to define compelling new products, or to identify new collaboration partners or new applications for our technologies to develop with our existing collaboration partners. If we are unable to define new product opportunities or to identify new collaboration partners or to agree on the terms of a collaboration, or if we are unable to identify new applications for our technologies to develop and commercialize with an existing collaboration partner, our revenues could decline and the growth of our business could be adversely affected.

Potential future acquisitions may have unexpected consequences or impose additional costs on us.
      Our business is highly competitive and our growth is dependent upon market growth and our ability to enhance our existing products, introduce new products on a timely basis and offer products to our customers that provide a more complete solution. One of the ways we may address the need to develop new products is through acquisitions of complementary businesses and technologies, such as our acquisition of Zymark in July 2003. From time to time, we consider and evaluate potential business combinations both involving our acquisition of another company and transactions involving the sale of Caliper through, among other things, a possible merger or consolidation of our business into that of another entity. Acquisitions involve numerous risks, including the following:

•	difficulties in integration of the operations, technologies, and products of the acquired companies;

•	the risk of diverting management’s attention from normal daily operations of the business;

•	potential cost and disruptions caused by the integration of financial reporting systems and development of uniform standards, controls, procedures and policies;

•	accounting consequences, including amortization of acquired intangible assets or other required purchase accounting adjustments, resulting in variability or reductions of our reported earnings;

•	potential difficulties in completing projects associated with purchased in-process research and development;

•	risks of entering markets in which we have no or limited direct prior experience and where competitors in these markets have stronger market positions;

•	the potential loss of key employees of Caliper or the acquired company due to the employment uncertainties inherent in the acquisition process;

•	the assumption of known and potentially unknown liabilities of the acquired company;

•	the risk that we may find that the acquired company or business does not further our business strategy or that we paid more than what the company or business was worth;

•	our relationship with current and new employees and customers could be impaired;

•	the acquisition may result in litigation from terminated employees or third parties who believe a claim against us would be valuable to pursue;

•	our due diligence process may fail to identify significant issues with product quality, product architecture and legal contingencies, among other matters; and

•	insufficient revenues to offset increased expenses associated with acquisitions.
      Acquisitions may also cause us to:

•	issue common stock that would dilute our current stockholders’ percentage ownership;

•	record goodwill and non-amortizable intangible assets that will be subject to impairment testing and potential periodic impairment charges;

•	incur amortization expenses related to certain intangible assets; or

•	incur other large and immediate write-offs.

      We cannot assure you that future acquisitions will be successful and will not adversely affect our business. We must also maintain our ability to manage any growth effectively. Failure to manage growth effectively and successfully integrate acquisitions we make could harm our business.

We expect to incur future operating losses and may not achieve profitability.
      We have experienced significant operating losses each year since our inception and expect to incur substantial additional operating losses in 2005. We may never achieve profitability. As of December 31, 2004, we had an accumulated deficit of approximately $166.6 million. Our losses have resulted principally from costs incurred in research and development, product marketing and from general and administrative costs associated with our operations. These costs have exceeded our interest income and revenue which, to date, have been generated principally from product sales, collaborative research and development agreements, technology access fees, cash and investment balances.

Our operating results fluctuate significantly and any failure to meet financial expectations may disappoint securities analysts or investors and result in a decline in our stock price.
      Our quarterly operating results have fluctuated significantly in the past, and we expect they will continue to fluctuate in the future as a result of many factors, some of which are outside of our control. For example, many of our products represent relatively large capital expenditures for our customers, which leads to variations in the amount of time it takes for us to sell our products because customers may take several months or longer to evaluate and obtain the necessary internal approvals for the purchase of our products. In addition, a significant portion of our revenues is derived from sales of relatively high-priced products, and these sales are generally made by purchase orders and not long-term contracts. Delays in receipt of anticipated orders for higher-priced products could lead to substantial variability of revenue from quarter to quarter. Furthermore, we commonly receive purchase orders and ship a significant portion of each quarter’s product orders near the end of the quarter. If that pattern continues, even short delays in the receipt of orders or shipment of products at the end of a quarter could result in shipment during the next quarter, which could have a material adverse effect on results of operations for the quarter in which the shipment did not occur. Our business is affected by capital spending patterns of our customers with a greater percentage of purchases, and therefore we typically experience higher revenues in the second half of our fiscal year. There can be no assurance that this trend will continue. For all of these and other reasons, it is possible that in some future quarter or quarters, our operating results will be below the expectations of securities analysts or investors. In this event, the market price of our common stock may fall abruptly and significantly. Because our revenue and operating results are difficult to predict, we believe that period-to-period comparisons of our results of operations are not a reliable indication of our future performance.
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
      Although Agilent manufactures the Agilent 2100 Bioanalyzer and Bio-Rad manufactures the Experion instrument system, we manufacture the chips used in these instruments and in the Agilent 5100 instrument system. We also currently manufacture instruments and sipper chips for our drug discovery systems. If we fail to deliver chips and automated drug discovery products in a timely manner, our relationships with our customers could be seriously harmed, and revenue would decline. We currently have one manufacturing location for LabChip products in Mountain View, California, and one manufacturing location for instruments and other products located in Hopkinton, Massachusetts. The actual number of chips we are able to sell or use depends in part upon the manufacturing yields for these chips. We have only recently begun to manufacture significant numbers of sipper chips and are continuing to develop our manufacturing procedures for these chips. In order to offer sipper chips with four or more capillaries for drug discovery applications, we will need to continue to achieve consistently high yields in this process. We have experienced difficulties in manufacturing both our chips and instruments. We cannot assure you that manufacturing or quality problems will not continue or arise as we attempt to scale-up our production of chips or that we can scale-up manufacturing in a timely manner or at commercially reasonable costs. If we are unable to consistently manufacture sipper chips or chips for the Agilent 2100 Bioanalyzer or the Bio-Rad Experion instrument systems on a timely basis because of these or other factors, our product sales will decline. We are currently manufacturing drug discovery instruments in-house and in limited volumes. If demand for our drug discovery instruments increases significantly, we will either need to expand our in-house manufacturing capabilities or outsource to other manufacturers, which could result in a decrease in yields, and therefore an increase in manufacturing costs and a decrease in net income from sales.
      Our ability to scale-up chip manufacturing may be compromised by uncertainty regarding the volume of chips for the Agilent 2100 Bioanalyzer and the Bio-Rad Experion instrument systems that we will need to supply to Agilent and Bio-Rad in the future. Due to our termination of our exclusive collaboration with Agilent in May 2003, Agilent now has the option to manufacture chips itself rather than continue to receive its supply of chips from Caliper. Accordingly, we face uncertainty regarding future demand for these chips from our manufacturing operations.

Because Agilent and a small number of other customers have accounted for, and may continue to account for, a substantial portion of our revenue, our revenue could decline due to the loss of one of these customers.
      Historically, we have had very few customers and one commercial partner, Agilent, from which we have derived the majority of our revenue, although our acquisition of Zymark in July 2003 greatly expanded our customer base. During 2004, Agilent accounted for approximately 11% of our total revenue. If we were to lose Agilent as a customer for our chips, and one or more of our other significant customers, our revenue could decrease significantly.

Our revenue could decline due to the termination of our agreement with Agilent because of a number of different factors, including a reduction in our gross margin share of Agilent 2100 Bioanalyzer and LabChip products sold by Agilent or reduced sales of such products by Agilent due to competition from us or our other commercial partners.
      Due to our termination of the collaboration agreement with Agilent, effective in May 2003, we are now operating under the surviving provisions of that agreement. We will continue to receive revenue from Agilent based on a formula for gross margin sharing on sales by Agilent of instruments and chips developed under our collaboration agreement, and we expect to continue to receive revenue from Agilent based on our sale of sipper chips to Agilent for its 5100 instrument system. Although we anticipate that future sales of the Agilent 2100 Bioanalyzer system will further expand our revenue base, under the surviving provisions of our agreement with Agilent, our gross margin share of collaboration products sold by Agilent declined at the end of 2004, and will decline again in May 2006. If sales of these products do not increase fast enough to offset the decline in our gross margin share, the amount of revenue we receive from Agilent will decline.
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
      We are highly dependent on the principal members of our management team, especially our Chief Executive Officer, and certain of our scientific staff. The loss of services of any of these persons could seriously harm our product development and commercialization efforts. In addition, research, product development, and commercialization will require additional skilled personnel in areas such as chemistry and biology, software engineering and electronic engineering. Our principal business locations in the United States are Silicon Valley, California, and in the Boston metropolitan area, where demand for personnel with these skills remains high, and may increase further as the economic outlook in these areas improves. As a result, competition for and retention of personnel, particularly for employees with technical expertise, is intense and the turnover rate for these people is high. If we are unable to hire, train and retain a sufficient number of qualified employees, our ability to conduct and expand our business could be seriously reduced. The inability to retain and hire qualified personnel could also hinder any planned expansion of our business.

Our products could infringe on the intellectual property rights of others, which may cause us to engage in costly litigation and, if we are not successful, could also cause us to pay substantial damages and prohibit us from selling our products.
      Third parties may assert infringement or other intellectual property claims against us. We may have to pay substantial damages, including treble damages, for past infringement if it is ultimately determined that our products infringe a third party’s proprietary rights. Further, we may be prohibited from selling our products before we obtain a license, which, if available at all, may require us to pay substantial royalties. Even if these claims are without merit, defending a lawsuit takes significant time, may be expensive and may divert management attention from other business concerns. We are aware of third-party patents that may relate to our technology or potential products. In addition, a third party has provoked an interference action in the US Patent and Trademark Office with respect to one issued U.S. patent that we have exclusively licensed to determine the priority of the inventions covered by that patent. Any public announcements related to litigation or interference proceedings initiated or threatened against us could cause our stock price to decline.

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
      We rely on a single manufacturing location to produce our chips and drug discovery systems, and a single location to produce laboratory automation and robotics systems, with no alternative facilities. These facilities and some pieces of manufacturing equipment are difficult to replace and could require substantial replacement lead-time. Our manufacturing facilities may be affected by natural disasters such as earthquakes and floods. Earthquakes are of particular significance because our LabChip product manufacturing facility is located in

Mountain View, California, an earthquake-prone area. In the event that our existing manufacturing facilities or equipment is affected by man-made or natural disasters, we would be unable to manufacture products for sale, meet customer demands or sales projections. If our manufacturing operations were curtailed or ceased, it would harm our business.

Failure to raise additional capital or generate the significant capital necessary to expand our operations and invest in new products could reduce our ability to compete and result in lower revenue.
      We anticipate that our existing capital resources, together with the revenue to be derived from our commercial partners and from commercial sales of our microfluidic and lab automation products and services, will enable us to maintain currently planned operations at least through the year 2006. However, we premise this expectation on our current operating plan, which may change as a result of many factors, including our acquisition of another company or business. Consequently, we may need additional funding sooner than anticipated. Our inability to raise needed capital would seriously harm our business and product development efforts. In addition, we may choose to raise additional capital due to market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of these securities could result in dilution to our stockholders.
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

Our tax net operating losses and credit carryforwards may expire if we do not achieve or maintain profitability.
      As of December 31, 2004, Caliper had federal and state net operating loss carryforwards of approximately $132 million and $47 million, respectively. Caliper also had federal and state research and development tax credit carryforwards of approximately $4.1 million and $2.8 million, respectively. The federal net operating loss and credit carryforwards will expire at various dates through 2024 beginning in the year 2009 if not utilized. State net operating losses of approximately $750,000 expired in 2004. The current remaining state net operating losses have varying expiration dates through 2013.
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
      Our stock has been trading on the Nasdaq National Market only since mid-December 1999. We initially offered our common stock to the public at $16.00 per share. Since then our stock price has been extremely volatile and has ranged, through March 10, 2005 from a high of approximately $202.00 per share on March 2, 2000 to a low of $2.71 per share both on January 28, 2003 and February 6, 2003. Our stock price may drop substantially following an investment in our common stock. We expect that our stock price will remain volatile as a result of a number of factors, including:

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
      Provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing an acquisition in which we are not the surviving company or changes in our management. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law. These provisions may prohibit stockholders owning 15% or more of the outstanding voting stock, from consummating a merger or combination including us. These provisions could limit the price that investors might be willing to pay in the future for our common stock.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency
      As a multinational company, we are subject to changes in foreign currency fluctuations. We have operations in the United Kingdom, France, Germany, Belgium, Switzerland, Canada and Japan. To the extent our sales and operating expenses are denominated in foreign currencies, our operating results may be adversely impacted by changes in exchange rates. While foreign exchange gains and losses have historically been immaterial, we cannot predict whether such gains and losses will continue to be immaterial, especially as our sales grow outside the United States. We cannot predict whether changes in exchange rates or whether foreign exchange gains and losses will have a material impact on our income. During 2004, sales to customers outside the United States accounted for approximately 37% of our total revenues, of which 67% were sales denominated in foreign currencies.
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

      The potential change in fair value for interest rate sensitive instruments has been assessed on a hypothetical 100 basis point adverse movement across all maturities. We estimate that such hypothetical adverse 100 basis point movement would not have materially impacted net income or materially affected the fair value of interest rate sensitive instruments at either December 31, 2004 or 2003.
      Our equipment sale-leaseback financings, amounting to $301,000 as of December 31, 2004, and $1.9 million at December 31, 2003, were all at fixed rates and, therefore, have minimal exposure to changes in interest rates.
      Our primary investment objective is to preserve principal while at the same time maximizing yields without significantly increasing risk. Our portfolio includes money markets funds, commercial paper, medium-term notes, corporate notes, government securities, asset-backed securities, and corporate bonds. The diversity of our portfolio helps us to achieve our investment objective. As of December 31, 2004 and 2003, the average remaining maturity of our investment portfolio was approximately 1 year. All of our instruments are held other than for trading purposes.
      The following table presents by year of maturity the amounts of our cash equivalents and investments, and related weighted average interest rates, that may be subject to interest rate risk as of December 31, 2004 (dollars in thousands):

						Fair Value
						December 31,
	2005	2006	2007	2008	Total	2004

Cash and money market funds:
Fixed rate	$10,403	—	—	—	$10,403	$10,403
Average interest rate	0.03%	—	—	—	0 .03%
Available for sale marketable securities:
Fixed rate	$17,006	$21,742	—	$1,261	$40,009	$39,834
Average interest rate	3.70%	3.37%	—	4.16%	3.53%
Variable rate
Average interest rate
Total securities	$27,409	$21,742	—	$1,261	$50,412	$50,237
Average interest rate	2.31%	3.37%	—	4.16%	2.81%
      This differs from our position at December 31, 2003, which the following table presents (dollars in thousands):

					Fair Value
					December 31,
	2004	2005	2006	Total	2003

Cash and money market funds:
Fixed rate	$9,168	—	—	$9,168	$9,168
Average interest rate	0.07%	—	—	0.07%
Available for sale marketable securities:
Fixed rate	$12,391	$28,723	$11,268	$52,382	$52,710
Average interest rate	5.23%	4.07%	2.75%	4.05%
Variable rate	$3,253	$1,853	—	$5,106	$5,118
Average interest rate	1.45%	1.36%	—	1.42%
Total securities	$24,812	$30,576	$11,268	$66,656	$66,996
Average interest rate	2.85%	3.90%	2.75%	3.30%

Item 8.	Financial Statements and Supplementary Data
      The Report of Independent Registered Public Accounting Firm, Consolidated Financial Statements and Notes to Consolidated Financial Statements begin on page F-1 immediately following the signature page and certifications in this report and are incorporated here by reference, including the unaudited quarterly information for the last two years in Note 19.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures
      Evaluation of disclosure controls and procedures. We have established disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls are also designed to provide reasonable assurance that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
      Based on their evaluation as of December 31, 2004, the chief executive officer and the chief financial officer have concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
      Limitations on the Effectiveness of Disclosure Controls and Procedures. Our management, including our chief executive officer and principal financial officer, does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Caliper have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. Because of the inherent limitations in a cost-effective control system, misstatements due to error fraud may occur and not be detected.
      Changes in internal controls. In fiscal 2004, we initiated the implementation of a new Enterprise Resource Planning System (Oracle). During July 2004, we implemented the order management, fixed assets and general ledger system modules of the new system, which involved changes in systems that included internal controls, and accordingly, the need for us to make changes to our system of internal controls. We have reviewed the systems implemented to date and the controls affected by the implementation of the new systems and made appropriate changes to affected internal controls. We believe that the controls as modified are appropriate and functioning effectively.
      Management’s report on internal control over financial reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term in defined in Exchange Act Rules 13a-15(f), for Caliper. As part of that process, as of December 31, 2004, the end of the fiscal year covered by this report, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we carried out an evaluation of the effectiveness of Caliper’s internal control over financial reporting. The evaluation was conducted following the Committee of Sponsoring Organizations of the Treadway Commission (COSO) Internal Control — Inte-

grated Framework (1992). The evaluation did not identify any material weaknesses in our internal control over financial reporting and our management concluded that our internal control over financial reporting was effective as of December 31, 2004. The registered public accounting firm that audited our financial statements contained in this annual report has issued an attestation report on management’s assessment of our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Caliper Life Sciences, Inc.:
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Caliper Life Sciences, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Caliper Life Sciences, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that Caliper Life Sciences, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Caliper Life Sciences, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Caliper Life Sciences, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004 of Caliper Life Sciences, Inc. and our report dated March 4, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Boston, Massachusetts
March 4, 2005

Item 9B.	Other Information
      None.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      Information concerning our directors is set forth in the section entitled “Proposal 1 — Election of Directors” contained in our definitive Proxy Statement with respect to our 2005 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than April 30, 2005 (the “Proxy Statement”) and incorporated by reference here. Information concerning our Executive Officers is set forth under “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K and is incorporated by reference here. Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our Proxy Statement and is incorporated herein by reference.
      Caliper has adopted a Code of Business Conduct and Ethics that applies to all officers, directors and employees. The Code of Business Conduct and Ethics is available for free on our website at www.caliperLS.com under “Investor Relations.” If Caliper makes any substantive amendments to the Code of Business Conduct and Ethics or grants any waiver from a provision of the Code to any executive officer or director, Caliper will promptly disclose the nature of the amendment or waiver on its website.

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
      Information concerning principal accountant fees and services required by this Item 14 is set forth in the section entitled “Proposal 2 — Ratification Of Selection Of Independent Registered Public Accounting Firm” contained in our Proxy Statement and incorporated by reference here.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
      (a) The following documents are filed as a part of this Annual Report:

(1) Financial Statements:

(2) Financial Statement Schedules:
      Schedule II, “Valuation and Qualifying Accounts” is included on page F-37 of this report. All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3) Exhibits:

Exhibit
Number		Description of Document

2	.1(17)	Stock Purchase Agreement, by and among Caliper, Berwind Corporation and The Berwind Company LLC, dated June 9, 2003.
2	.2(17)	Amendment No. 1 to the Stock Purchase Agreement, by and among Caliper, Berwind Corporation and The Berwind Company LLC, dated July 10, 2003.
2	.3(20)	Amendment No. 2 to the Stock Purchase Agreement, by and among Caliper, Berwind Corporation and The Berwind Company LLC, dated April 1, 2004.
3	.1(20)	Amended and Restated Certificate of Incorporation of Caliper.
3	.2(9)	Certificate of Designation Of Series A Junior Participating Preferred Stock.
3	.3(1)	Restated Bylaws of Caliper.
3	.4(18)	Amendment No. 1 to Bylaws of Caliper.
4.1		Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.
4.2		Specimen Stock Certificate.
4	.3(9)	Rights Agreement, dated as of December 18, 2001, between Caliper and Wells Fargo Bank Minnesota, N.A., as Rights Agent.
10	.1(2)	Lease Agreement, dated December 1, 1998, between Caliper and 605 East Fairchild Associates, L.P.
10	.2(2)(3)	1996 Equity Incentive Plan.
10	.3(2)(3)	1999 Equity Incentive Plan.
10	.4(2)(3)	1999 Employee Stock Purchase Plan.
10	.5(2)(3)	1999 Non-Employee Directors’ Stock Option Plan.
10	.6(3)	Form of Grant Agreement for 1999 Equity Incentive Plan — Option Awards.
10	.7(3)	Form of Grant Agreement for 1999 Equity Incentive Plan — Restricted Stock Unit Awards.
10	.8(3)	Form of Grant Agreement for 1999 Non-Employee Directors’ Stock Option Plan.
10	.9(2)(3)	Form of Indemnification Agreement entered into between Caliper and its directors and executive officers.
10	.10(2)(4)	Collaboration Agreement, dated May 2, 1998, between Caliper and Hewlett-Packard Company (now Agilent Technologies, Inc.).

Exhibit
Number		Description of Document

10	.11(3)	Form of Stock Option Grant Agreement for Acquisition Equity Incentive Plan.
10	.12(3)	Form of Stock Award Agreement for Acquisition Equity Incentive Plan (pro rata vesting).
10	.13(3)	Form of Stock Award Agreement for Acquisition Equity Incentive Plan (5 year cliff vesting).
10	.17(3)	Non-Employee Directors’ Cash Compensation Plan.
10	.18(3)(12)	Caliper Performance Bonus Plan.
10	.19(3)	Employment Offer Letter dated November 30, 2004 between Caliper and Mr. Thomas T. Higgins.
10	.20(3)(12)	Summary Cash Compensation Sheet.
10	.23(2)(3)	The Corporate Plan for Retirement Select Plan Adoption Agreement and related Basic Plan Document.
10	.27(6)	Lease Agreement, dated June 23, 2000 and effective July 5, 2000, between Caliper and Martin CBP Associates, L.P.
10	.28(3)(6)	Amended Promissory Note, dated July 17, 2000, between Caliper and Dr. Daniel L. Kisner.
10	.29(3)	Key Employee Change of Control and Severance Benefit Plan.
10	.30(5)(9)	Cross-License Agreement, dated March 12, 2001 between Aclara Biosciences, Inc. and Caliper.
10	.32(4)(7)	Settlement Agreement and Mutual General Release, dated March 12, 2001 between Aclara Biosciences, Inc. and Caliper.
10	.33(4)(8)	LabChip Solutions Agreement, dated September 21, 2001, between Amphora Discovery Corp. and Caliper.
10	.39(3)(10)	2001 Non-Statutory Stock Option Plan.
10	.46(3)	Form of Grant Agreement for 2001 Non-Statutory Stock Option Plan.
10	.48(3)(11)	Key Employee Agreement, dated July 1, 2002, between Caliper and Dr. Daniel Kisner.
10	.52(4)(18)	Sole Commercial Patent License Agreement, effective September 1, 1995, between UT-Battelle, LLC, the successor to Lockheed Martin Energy Research Corporation, and Caliper, as amended on November 1, 2002.
10	.53(4)(18)	Modification of LabChip Solutions Agreement, dated December 12, 2002, between Amphora Discovery Corp. and Caliper.
10	.55(4)(14)	Collaboration Agreement, dated June 4, 2003, between Caliper and Bio-Rad Laboratories, Inc.
10	.56(3)(15)	Key Employee Agreement, dated July 14, 2003, between Caliper and E. Kevin Hrusovsky.
10	.61(15)	Letter Agreement, dated September 17, 2003, between Caliper and Berwind Company LLC regarding the appointment of a Berwind nominee to the Caliper Board of Directors.
10	.62(3)(16)	Acquisition Equity Incentive Plan.
10	.63(3)(19)	Key Employee Agreement Amendment, dated December 24, 2003, between Caliper and Dr. Daniel L. Kisner.
10	.64(3)(19)	Consulting Agreement, dated January 1, 2004, between Caliper and Dr. David V. Milligan.
10	.66(4)(19)	Collaboration and Supply Agreement, dated January 9, 2004, among Caliper, Zymark Corporation and Affymetrix, Inc.
10	.69(4)(19)	Letter Amendment to Modification Agreement, dated December 22, 2003, between Caliper and Amphora Discovery Corp.
11.1		Subsidiaries of the Registrant.
23.1		Consent of Ernst & Young LLP, independent registered public accounting firm.
24.1		Power of Attorney (reference is made to the signature page of this report).
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number	Description of Document

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as Exhibit 3.4 to our Registration Statement on Form S-1, as amended, File No. 333-88827, filed on October 12, 1999 and incorporated by reference herein.

(2)	Previously filed as the like-numbered Exhibit to our Registration Statement on Form S-1, as amended, File No. 333-88827, filed on October 12, 1999 and incorporated by reference herein.

(3)	Management contract or compensatory plan or arrangement.

(4)	Confidential treatment has been granted for a portion of this exhibit.

(5)	Filed as the like-numbered exhibit to Annual Report of Form 10-K for the year ended December 31, 1999 and incorporated by reference herein.

(6)	Previously filed as the like-numbered Exhibit to our Registration Statement on Form S-1, as amended, File No. 333-45942, filed on September 15, 2000, and incorporated by reference herein.

(7)	Previously filed as the like-numbered Exhibit to Form 10-Q for the quarterly period ended March 31, 2001 and incorporated by reference herein.

(8)	Previously filed as the like-numbered Exhibit to Form 10-Q for the quarterly period ended September 30, 2001 and incorporated by reference herein.

(9)	Previously filed as Exhibit 99.1 to Current Report on Form 8-K filed December 19, 2001 and incorporated by reference herein.

(10)	Previously filed as Exhibit 99.1 to our Registration Statement on Form S-8, File No. 333-76636, filed January 11, 2002 and incorporated by reference herein.

(11)	Previously filed as the like-numbered Exhibit to Form 10-Q for the quarterly period ended September 30, 2002 and incorporated by reference herein.

(12)	Previously filed as the like-numbered Exhibit to Current Report on Form 8-K filed March 16, 2005 and incorporated by reference herein.

(13)	Confidential treatment has been requested for a portion of this exhibit.

(14)	Previously filed as the like-numbered Exhibit to Form 10-Q for the quarterly period ended June 30, 2003 and incorporated by reference herein.

(15)	Previously filed as the like-numbered Exhibit to Form 10-Q for the quarterly period ended September 30, 2003 and incorporated by reference herein.

(16)	Previously filed as Exhibit 99.1 to our Registration Statement on Form S-8, File No. 333-106946, filed June 10, 2003 and incorporated by reference herein.

(17)	Previously filed as the like-numbered Exhibit to Form 8-K filed July 25, 2003 and incorporated by reference herein.

(18)	Previously filed as the like-numbered Exhibit to Form 10-K for the year ended December 31, 2002 and incorporated by reference herein.

(19)	Previously filed as the like-numbered Exhibit to Form 10-K for the year ended December 31, 2003 and incorporated by reference herein.

(20)	Previously filed as the like-numbered Exhibit to Form 10-Q for the quarterly period ended March 31, 2004 and incorporated by reference herein.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Caliper Life Sciences, Inc.

By:	/s/ E. Kevin Hrusovsky

E. Kevin Hrusovsky
Chief Executive Officer
Date: March 16, 2004
POWER OF ATTORNEY
      KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints E. Kevin Hrusovsky and Thomas T. Higgins, and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.
      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ E. Kevin Hrusovsky E. Kevin Hrusovsky	Chief Executive Officer, President, and Director (principal executive officer)	March 16, 2005

/s/ Thomas T. Higgins Thomas T. Higgins	Chief Financial Officer (principal financial officer)	March 16, 2005

/s/ Peter F. McAree Peter F. McAree	Vice President, Finance (principal accounting officer)	March 16, 2005

/s/ Daniel L. Kisner, M.D. Daniel L. Kisner, M.D.	Chairman of the Board of Directors	March 16, 2005

/s/ David V. Milligan, Ph.D. David V. Milligan, Ph.D.	Vice Chairman of the Board of Directors	March 16, 2005

/s/ Van Billet Van Billet	Director	March 16, 2005

/s/ Robert C. Bishop, Ph.D. Robert C. Bishop, Ph.D.	Director	March 16, 2005

Signatures	Title	Date

/s/ Edgar J. Cummins Edgar J. Cummins	Director	March 16, 2005

/s/ Kathryn Tunstall Kathryn Tunstall	Director	March 16, 2005

CALIPER LIFE SCIENCES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Caliper Life Sciences, Inc.
      We have audited the accompanying consolidated balance sheets of Caliper Life Sciences, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Caliper Life Sciences, Inc. at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Caliper Life Science’s internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Boston, Massachusetts
March 4, 2005

CALIPER LIFE SCIENCES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,

	2004	2003

	(In thousands, except
	share and per share data)
ASSETS
Current assets:
Cash and cash equivalents, including restricted cash of $962 and $279, respectively	$10,403	$9,168
Marketable securities	39,834	57,828
Accounts receivable, net of allowance for doubtful accounts of $475 and $252, respectively	17,040	9,700
Inventories	9,828	11,580
Note receivable from officer	146	—
Prepaid expenses and other current assets	1,992	3,451

Total current assets	79,243	91,727
Restricted cash	2,151	3,102
Property and equipment, net	6,186	9,106
Note receivable from officer	—	178
Goodwill and intangibles, net	59,960	63,890
Other assets	407	227

Total assets	$147,947	$168,230

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,164	$3,212
Accrued compensation	6,348	4,148
Other accrued liabilities	5,841	4,759
Deferred revenue and customer deposits	7,769	7,203
Current portion of accrued restructuring	3,177	3,930
Current portion of long-term obligations	409	377
Current portion of sale-leaseback arrangements	301	1,521

Total current liabilities	27,009	25,150
Long-term portion of sale-leaseback arrangements	—	331
Noncurrent portion of accrued restructuring	8,428	5,972
Other noncurrent liabilities	931	1,980
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 70,000,000 shares authorized; 30,360,288 and 28,382,043 shares issued and outstanding in 2004 and 2003, respectively	30	28
Additional paid-in capital	280,709	271,232
Deferred stock compensation	(2,666)	(1,808)
Accumulated deficit	(166,649)	(135,093)
Accumulated other comprehensive income	155	438

Total stockholders’ equity	111,579	134,797

Total liabilities and stockholders’ equity	$147,947	$168,230

See accompanying notes.

CALIPER LIFE SCIENCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2004	2003	2002

	(In thousands, except per share data)
Revenue:
Product revenue	$57,808	$31,916	$15,644
Service revenue	13,448	5,879	37
License fees and contract revenue	8,871	11,616	10,152

Total revenue	80,127	49,411	25,833
Costs and expenses:
Cost of product revenue	38,350	23,494	10,927
Cost of service revenue	6,673	2,486	—
Research and development	22,728	33,691	43,317
Selling, general and administrative	32,325	27,292	17,534
Employee stock compensation, net(1)	2,770	1,000	378
Amortization of intangible assets	3,805	2,756	—
Restructuring charges	5,774	11,535	314

Total costs and expenses	112,425	102,254	72,470

Operating loss	(32,298)	(52,843)	(46,637)
Interest income	1,012	2,639	6,246
Interest expense	(410)	(412)	(1,893)
Other income, net	517	1,279	1,320

Loss before income taxes	(31,179)	(49,337)	(40,964)
Provision for income taxes	(377)	(190)	—

Net loss	$(31,556)	$(49,527)	$(40,964)

Net loss per common share, basic and diluted	$(1.08)	$(1.88)	$(1.68)
Shares used in computing net loss per common share, basic and diluted	29,273	26,396	24,403

(1)	Includes employee stock compensation, net, related to employees classified within expenses as follows:

Cost of revenue	$208	$56	$—
Research and development	515	384	(315)
Selling, general and administrative	2,047	560	693

Total	$2,770	$1,000	$378

See accompanying notes.

CALIPER LIFE SCIENCES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Stockholders’ Equity

						Accumulated
	Common Stock		Additional	Deferred		Other	Total
			Paid-In	Stock	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Compensation	Deficit	Income/(Loss)	Equity

	(In thousands, except shares)
Balances at December 31, 2001	24,200,097	$24	$251,357	$(2,232)	$(44,602)	$2,017	$206,564
Net loss	—	—	—	—	(40,964)	—	(40,964)
Change in unrealized gain on available-or-sale securities	—	—	—	—	—	(500)	(500)

Comprehensive loss	—	—	—	—	—	—	(41,464)
Issuance of common stock upon exercise of stock options and in connection with the employee stock purchase plan	494,354	1	1,627	—	—	—	1,628
Amortization and reversals of deferred stock compensation	—	—	(1,217)	1,595	—	—	378
Stock options issued to non-employees	—	—	452	—	—	—	452

Balances at December 31, 2002	24,694,451	25	252,219	(637)	(85,566)	1,517	167,558

Net loss	—	—	—	—	(49,527)	—	(49,527)
Foreign currency translation gain/loss	—	—	—	—	—	98	98
Change in unrealized gain on available-for-sale securities	—	—	—	—	—	(1,177)	(1,177)

Comprehensive loss	—	—	—	—	—	—	(50,606)
Issuance of common stock upon exercise of stock options and in connection with the employee stock purchase plan	537,592	—	1,419	—	—	—	1,419
Issuance of common stock for the purchase of Zymark Corporation	3,150,000	3	14,588	—	—	—	14,591
Issuance of restricted common stock to employees and related deferred compensation	—	—	2,188	(2,188)	—	—	—
Amortization and reversals of deferred stock compensation	—	—	(17)	1,017	—	—	1,000
Compensation expense associated with modifications to certain stock options	—	—	401	—	—	—	401
Stock options issued to non-employees	—	—	434	—	—	—	434

Balances at December 31, 2003	28,382,043	28	271,232	(1,808)	(135,093)	438	134,797

Net loss	—	—	—	—	(31,556)	—	(31,556)
Foreign currency translation gain/loss	—	—	—	—	—	232	232
Change in unrealized gain on available-for-sale securities	—	—	—	—	—	(515)	(515)

Comprehensive loss	—	—	—	—	—	—	(31,839)
Issuance of common stock upon exercise of stock options and in connection with the employee stock purchase plan	1,738,137	2	6,343	—	—	—	6,345
Issuance of common stock upon exercise of warrants	38,460	—	47	—	—	—	47
Issuance of restricted common stock to employees and related deferred compensation	201,648	—	2,585	(2,585)	—	—	—
Amortization and reversals of deferred stock compensation	—	—	(96)	1,743	—	—	1,647
Compensation expense associated with modifications to certain stock options	—	—	540	—	—	—	540
Compensation expense and deferred compensation related to stock options issued to non-employees	—	—	58	(16)	—	—	42

Balances at December 31, 2004	30,360,288	$30	$280,709	$(2,666)	$(166,649)	$155	111,579

See accompanying notes.

CALIPER LIFE SCIENCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2004	2003	2002

	(In thousands)
Operating activities
Net loss	$(31,556)	$(49,527)	$(40,964)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	10,020	10,169	5,795
Employee stock compensation, net	2,770	1,000	378
Stock options issued to non-employees	42	434	452
Non-cash restructuring charge	5,774	10,623	—
Loss from disposal of fixed assets	4	313	—
Changes in operating assets and liabilities, net of acquisition of Zymark:
Accounts receivable and other receivables	(7,150)	(1,296)	27,389
Inventories	1,410	4,343	(2,553)
Prepaid expenses and other current assets	2,184	(577)	803
Other assets	40	(568)	35
Notes receivable from officers	32	37	260
Accounts payable and other accrued liabilities	1,369	(463)	172
Accrued compensation	1,617	(2,874)	(363)
Deferred revenue	566	(1,299)	(2,162)
Other non-current liabilities	(298)	(401)	386
Payments of accrued restructuring obligations	(4,438)	(1,338)	(314)

Net cash from operating activities	(17,614)	(31,424)	(10,686)

Investing activities
Purchases of marketable securities	(51,410)	(44,257)	(168,689)
Proceeds from sales of marketable securities	61,058	115,164	114,116
Proceeds from maturities of marketable securities	7,831	8,232	76,018
Restricted cash, net	48	279	279
Purchases of property and equipment	(3,593)	(1,533)	(5,759)
Acquisition of Zymark, net of cash acquired	—	(52,436)	—

Net cash from investing activities	13,934	25,449	15,965

Financing activities
Proceeds under sale-leaseback arrangements	—	—	822
Payments of obligations under sale-leaseback arrangements	(1,443)	(2,884)	(2,200)
Payments of long-term obligations	(362)	—	—
Proceeds from issuance of common stock	6,392	1,419	1,628

Net cash from financing activities	4,587	(1,465)	250

Effect of exchange rates on changes in cash and cash equivalents	328	145	—
Net increase (decrease) in cash and cash equivalents	1,235	(7,295)	5,529
Cash and cash equivalents at beginning of year	9,168	16,463	10,934

Cash and cash equivalents at end of year	$10,403	$9,168	$16,463

Supplemental disclosure of cash flow information
Interest paid	$409	$412	$642
Income taxes paid	$103	$171	$—
Supplemental disclosure of significant non-cash investing activities
Non-cash consideration exchanged for acquired research and development	$810	$—	$—
Stock issued for acquisition of Zymark	$—	$14,591	$—
Purchase price adjustment for Zymark acquisition	$(47)	$—	$—
See accompanying notes.

CALIPER LIFE SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Basis of Presentation
      Caliper Life Sciences, Inc. (“Caliper”), formerly known as Caliper Technologies Corp., was incorporated in the state of Delaware on July 26, 1995. Caliper uses its core technologies of liquid handling, automation, and LabChip microfluidics to create enabling solutions for the life sciences industry. These products perform laboratory experiments for use in the pharmaceutical industry and other industries.

Financial Statement Presentation
      Caliper’s financial statements include the accounts of its wholly owned subsidiaries including Caliper Life Sciences Limited (UK), Caliper Life Sciences Ltd. (Canada), Caliper Life Sciences N.V. (Belgium), Caliper Life Sciences GmbH (Germany), Caliper Life Sciences SA (France), and Caliper Life Sciences AG (Switzerland). All significant intercompany balances and transactions have been eliminated in consolidation.

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

Cash Equivalents and Marketable Securities
      Caliper considers all highly liquid investments with maturities of three months or less from the date of purchase to be cash equivalents. Those instruments with original maturities between three and twelve months are considered to be short-term marketable securities. Management determines the appropriate classification of its investment securities at the time of purchase and re-evaluates such determination at each reporting date. Management has classified Caliper’s marketable securities as available-for-sale securities in the accompanying financial statements. Available-for-sale securities are carried at fair value based on quoted market prices, with unrealized gains and losses reported in a separate component of stockholders’ equity. Realized gains and losses and declines in value, if any, judged to be other than temporary on available-for-sale securities are reported in other income or expense. The cost of securities sold is based on the specific identification method.
      Caliper invests its excess cash in U.S. government and agency securities, debt instruments of financial institutions and corporations, and money market funds with strong credit ratings. Caliper has established guidelines regarding diversification of its investments and their maturities to maintain safety and liquidity.

Customer Accounts Receivable
      Customer accounts receivable are stated at billed amounts, net of related reserves. No collateral is required on these receivables. The majority of sales made by Caliper do not include any return rights or privileges. Caliper has historically not experienced significant credit losses in connection with its customer receivables.

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

CALIPER LIFE SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
reflect appropriate reserves for potential obsolete, slow moving or otherwise impaired material, and include appropriate elements of material, labor and overhead.

Restricted Cash
      Restricted cash consists of deposits held as collateral against letters of credit to secure lease arrangements and certain customer deposits. The lease security deposits lapse over the associated leases’ terms through 2008 (see Note 11). Restricted cash that is due to lapse within one year is classified as cash and cash equivalents.

Property and Equipment
      Additions to property and equipment are recorded at cost. Major replacements and improvements are capitalized, while general repairs and maintenance are expensed as incurred. Depreciation commences once the assets have been placed in service, and is computed using the straight-line method over the shorter of the financing period or the estimated useful lives of the assets, which primarily range from three to seven years. Furniture and equipment acquired under equipment sale and lease back arrangements are amortized over the shorter of the useful lives or the financing period, generally four years. Leasehold improvements are amortized over the shorter of the estimated useful life of the assets or the lease term, generally four to seven years.

Impairment of Long-lived Assets
      Caliper reviews long-lived assets and identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If indicators of impairment exist, recoverability of assets to be held and used is assessed by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. Recoverability measurement and estimating of undiscounted cash flows is done at the lowest possible level for which there are identifiable assets. If the aggregate undiscounted cash flows are less than the carrying value of the asset, the resulting impairment charge to be recorded is calculated based on the amount by which the carrying amount of assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. In 2004, Caliper recorded charges of $320,000 related to the impairment of certain leasehold improvements and other fixed assets no longer being utilized. Of this amount, $174,000 was classified within selling, general and administrative expenses and $146,000 was classified within research and development expenses. In 2003, Caliper recorded charges of $214,000, classified as research and development expense, as a result of the impairment of certain instruments used to support research and development operations. Caliper did not incur any impairment losses in 2002.

Fair Value of Financial Instruments
      The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents, accounts receivable, notes receivable, other current assets, accounts payable and other accrued expenses approximate fair value due to their short-term maturities. Caliper’s available-for-sale marketable securities are carried at fair value based on quoted market prices, consistent with the requirements of Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”
      The fair values of Caliper’s cash, cash equivalents and marketable securities are subject to change as a result of potential changes in market interest rates. The potential change in fair value for interest rate-sensitive instruments has been assessed on a hypothetical 100 basis point adverse movement across all maturities. Caliper estimates that such hypothetical adverse 100 basis point movement would not have materially impacted net income or materially affected the fair value of interest rate sensitive instruments.

CALIPER LIFE SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition

General Policy
      Caliper recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable, and collectibility is reasonably assured. Revenue is recognized on product sales when goods are shipped under Caliper’s standard terms of “FOB origin.” Revenues on shipments subject to customer acceptance provisions are recognized only upon customer acceptance, provided all other revenue recognition criteria are met. Services offered by Caliper are generally recognized as revenue as the services are performed. Revenue from licensing agreements is deferred and recognized over the term of the agreement, or in certain circumstances, when milestones are met. Revenue recognized is not subject to repayment. Cash received that is related to future performance under such contracts is deferred and recognized as revenue when earned. Except in limited circumstances, sales made by Caliper do not include general return rights or privileges. Based upon Caliper’s prior experience, sales returns are not significant, and therefore Caliper has made no provision for sales returns or other allowances. Provision is made at the time of sale for estimated costs related to Caliper’s warranty obligations to customers.
      Revenue arrangements with multiple contractual elements are divided into separate units of accounting if the deliverables in the arrangement meet certain criteria under Emerging Issues Task Force (EITF) Issue 00-21, “Revenue Arrangements with Multiple Deliverables.” The criteria applied to multiple element arrangements are whether a) each delivered element has standalone value to the customer, b) there is objective and reliable evidence of fair value of the undelivered elements and if applicable, c) delivery of the undelivered elements is probable and within the control of Caliper. Arrangement consideration is allocated among the separate units of accounting based on their relative fair values.

Product Revenue
      Product revenue is recognized upon the shipment and transfer of title to customers and is recorded net of discounts and allowances. Revenues on shipments subject to customer acceptance provisions are recognized only upon customer acceptance, provided all other revenue recognition criteria are met. Customer product purchases are delivered under standardized terms of “FOB origin” with the customer assuming the risks and rewards of product ownership at the time of shipping from Caliper’s warehouse. Caliper offers discounts based on the volume of products and services purchased. In accordance with EITF 00-21, Caliper defers the fair value of any elements that remain undelivered after product shipment and/or acceptance (as applicable). Undelivered elements generally consist of annual maintenance agreements, installation and/or training.
      In certain cases, customers will be charged on a datapoint pricing basis for their usage of chips. A datapoint is generated each time a Caliper instrument system introduces a sample into a chip through a sipper in order to perform a particular LabChip technology assay. Datapoints are the test-results that Caliper’s customers record when they use Caliper’s instruments. Caliper records datapoint revenues in the period that Caliper’s customers produce these datapoints and communicate such use to Caliper. Datapoint rates are contractually negotiated between Caliper and its customers. Under minimum datapoint fee arrangements, datapoint revenues are recorded over the period during which the minimum applies, provided Caliper has no ongoing performance obligations with respect to these minimum fees.

Agilent Supply Terms
      Under its ongoing supply arrangement with Agilent, Caliper sells LabChip kits and reagents to Agilent at a transfer price reflective of Caliper’s cost to manufacture, and receives a royalty based upon Agilent’s gross margin on sales to its end users. Revenue related to the reimbursement of costs for the supply of chips and reagents to Agilient is recognized upon shipment within product revenue. Caliper has no continuing obligations at the time these sales are made and Agilent has no return privileges. Further, Caliper’s transfer of

CALIPER LIFE SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
title to the chips and reagents is not contingent on Agilent’s resale of these products to third parties. Caliper’s share of gross margin on components of the LabChip system sold by Agilent is recognized as product revenue upon shipment by Agilent to the end user. The instruments, chips and reagents as sold, are useable by Agilent and its customers without additional support from Caliper.

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

Licensing and Royalty
      Revenue from Caliper’s up-front license fees is recognized when the earnings process is complete and no further obligations exist. If further obligations exist, the up-front license fee is recognized ratably over the obligation period. Royalties from licenses are based on third-party sales, and are recorded as earned in accordance with contract terms when third-party results are reliably measured and collectibility is reasonably assured.

Contract Revenue
      Revenue from contract research and development services is recognized as earned based on the performance requirements of the contract. Non-refundable contract fees which are neither time and materials- or time and expense- based, nor tied to substantive milestones, are recognized using the proportional performance method, subject to the consideration of the guidance in SAB 104, “Revenue Recognition (a replacement of SAB 101).” Contract fees received in advance of work performed are recorded as deferred revenue, and are recognized as revenue as the work is performed. For contracts recognized on the proportional performance method, the amount recognized as revenue is limited to the lesser of the amount measured as earned on a proportional performance method, or the cumulative amount of non-refundable payments earned in accordance with the contract.

Software
      Caliper has developed software that is marketed with its solutions as a component to operate and run its instruments and systems. Caliper does not sell or otherwise market the software independently. Caliper’s customers are purchasing the instruments and systems in order to be able to conduct scientific research, and the software is incidental to the overall cost of the instrument’s development and marketing effort. Caliper does not provide post-sale software support, except for functional defects in the software as contemplated in Caliper’s warranty on its instruments.

Segment Reporting
      Caliper currently operates in one business segment, the development and commercialization of life science instruments and related consumables and services for use in drug discovery and other life sciences research and development. Caliper’s entire business is comprehensively managed by a single management team that reports to the Chief Executive Officer. Caliper does not operate separate lines of business or separate business entities with respect to its products or product candidates. Accordingly, Caliper does not accumulate discrete financial information with respect to separate product areas and does not have separately

CALIPER LIFE SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
reportable segments as defined by SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information.”

Goodwill
      Caliper performs a test for the impairment of goodwill annually following the related acquisition, or more frequently if events or circumstances indicate that goodwill may be impaired. Because Caliper has a single operating segment which is the sole reporting unit, Caliper performs this test by comparing the fair value of Caliper with its book value, including goodwill. If the fair value exceeds the book value, goodwill is not impaired. If the book value exceeds the fair value, Caliper would calculate the potential impairment loss by comparing the implied fair value of goodwill with the book value. If the implied goodwill is less than the book value, an impairment charge would be recorded.

Foreign Currency Translation
      The financial statements of Caliper’s foreign subsidiaries are translated in accordance with SFAS No. 52, “Foreign Currency Translation.” In translating the accounts of the foreign subsidiaries into U.S. dollars, stockholders’ equity is translated at historical rates, while assets and liabilities are translated at the rate of exchange in effect as of the end of the period. Revenue and expense transactions are translated using the weighted-average exchange rate in effect during the period in which they arise. The resulting foreign currency translation adjustments are reflected as a separate component of stockholders’ equity. Cumulative translation adjustments included in stockholders’ equity as of December 31, 2004 and 2003 were $330,000 and $98,000, respectively.
      Foreign currency transaction gains and losses from the settlement of account balances denominated in another currency are included in current period other income, net, as incurred.

Research and Development
      Caliper charges research and development costs to expense as incurred. Research and development costs consist primarily of salaries and related personnel costs, fees paid to consultants and outside service providers for development, material cost of prototypes and test units, facility and other research-related allocation expenses, and other expenses related to the design, development, testing and enhancement of Caliper’s products.
      Caliper conducts collaborative research and development for several third parties. Funding of research and development is typically based upon full-time equivalent billing rates for scientists and technicians working on each applicable project. Arrangements may include milestone funding and royalties on future products being developed under existing arrangements.

Warranty Obligations
      At the time revenue is recognized, Caliper establishes an accrual for estimated warranty expenses associated with sales, recorded as a component of cost of revenue. Caliper offers a one-year limited warranty on instrumentation products and a 90-day warranty on chips, which is included in the sales price of many of its products. Caliper’s standard limited warranty covers repair or replacement of defective goods, a preventative maintenance visit on certain products, and telephone-based technical support. No upgrades are included in the standard warranty. In accordance with FASB Interpretation No. 45 (“FIN 45”) “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others,” provision is made for estimated future warranty costs at the time of sale. Factors that affect Caliper’s warranty liability include the number of installed units, historical and anticipated rates of warranty claims, and cost per

CALIPER LIFE SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
claim. Caliper periodically assesses the adequacy of its recorded warranty liabilities and adjusts amounts as necessary.
      Changes in Caliper’s warranty obligation during the years ended December 31, 2004 and 2003 are as follows (in thousands):

Balance, December 31, 2002	$265
Zymark warranty obligations assumed on July 14, 2003	850
Warranties issued during the period	1,002
Settlements and adjustments made during the period	(1,009)

Balance, December 31, 2003	1,108
Warranties issued during the period	1,751
Settlements and adjustments made during the period	(1,423)

Balance, December 31, 2004	$1,436

Other Income (Expense)
      Other income, net consists of the following:

	Years Ended December 31,

	2004	2003	2002

	(In thousands)
Realized gain on marketable securities, net	$124	$924	$1,371
Foreign exchange transaction gain	338	783	—
Loss on sale of equipment	(4)	(313)	(51)
Other income (expense), net	59	(115)	—

	$517	$1,279	$1,320

Guarantees and Indemnifications
      Caliper recognizes liabilities for guarantees in accordance with FIN 45 that requires upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligations it assumes under that guarantee.
      Caliper, as permitted under Delaware law and in accordance with its Bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at Caliper’s request in such capacity. The term of the indemnification period is the officer’s or director’s lifetime. Caliper may terminate the indemnification agreements with its officers and directors upon 90 days written notice, but termination will not affect claims for indemnification relating to events occurring prior to the effective date of termination. The maximum amount of potential future indemnification is unlimited; however, Caliper has a director and officer insurance policy that limits its exposure and may enable it to recover a portion of any future amounts paid. Caliper believes the fair value of these indemnification agreements is minimal. Accordingly, Caliper has not recorded any liabilities for these agreements as of December 31, 2004.

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

Advertising Expense
      Caliper expenses costs of advertising as incurred. Advertising costs were $1,389,000, $870,000 and $690,000 during 2004, 2003 and 2002, respectively.

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

Significant Concentrations, Credit and Other Risks
      Financial instruments, which potentially subject Caliper to concentrations of credit risk, consist principally of cash (see Note 5) and trade accounts receivable. Caliper invests excess cash in securities that it believes bear minimal risk. These investments are of a short-term nature and include investments in commercial paper and government and corporate debt securities. By policy, the amount of credit exposure to any one institution or issuer is limited. These investments are generally not collateralized and primarily mature within three years. Caliper has not experienced any losses due to institutional failure or bankruptcy.
      Caliper’s allowance for doubtful accounts at December 31, 2004 and 2003 was $475,000 and $252,000, respectively. Caliper grants credit to customers based on evaluations of their financial condition, generally without requiring collateral. However, credit risk is reduced through Caliper’s efforts to monitor its exposure for credit losses and maintain allowances, if necessary. One customer, Agilent, accounted for approximately 11% and 17% of Caliper’s total revenues in 2004 and 2003, respectively. Two customers, Agilent and Amphora, accounted for approximately 63% of Caliper’s total revenues in 2002. As of December 31, 2004 and 2003, no individual customer accounted for greater than 10% of Caliper’s outstanding gross accounts receivable balance. Caliper’s policy is to perform an analysis of the recoverability of its trade accounts receivable at the end of each reporting period and to establish allowances for those accounts considered uncollectible. Caliper analyzes historical bad debts, customer concentrations, customer credit-worthiness, and current economic trends when evaluating the adequacy of the allowance for doubtful accounts.
      Caliper’s products include certain components that are currently single-sourced. Caliper believes that other vendors would be able to provide similar equipment, however, the qualification of such vendors may require start-up time. In order to mitigate any adverse impacts from a disruption of supply, Caliper attempts to maintain an adequate supply of critical single-sourced equipment.

Comprehensive Income (Loss)
      Caliper accounts for comprehensive income (loss) in accordance with SFAS No. 130, “Reporting Comprehensive Income.” The components of comprehensive income (loss) are unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments. Comprehensive income (loss) has been disclosed in the Statement of Stockholders’ Equity. As of December 31, 2004, accumulated other

CALIPER LIFE SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
comprehensive income included $330,000 in cumulative foreign currency translation gains and $175,000 in unrealized losses on available-for-sale securities. As of December 31, 2003, accumulated other comprehensive income included $98,000 in foreign currency translation gains and $340,000 in unrealized gains on available-for-sale securities.

Stock-Based Compensation
      Caliper presently accounts for its stock options and equity awards in accordance with the intrinsic value method under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and has elected to follow the “disclosure only” alternative prescribed by Financial Accounting Standards Board’s SFAS No. 123, “Accounting for Stock-Based Compensation.” Accordingly, no compensation expense is recognized in Caliper’s financial statements for stock options granted to employees which had an exercise price equal to the fair value of the underlying common stock on date of grant. Caliper accounts for stock options issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF No. 96-18, “Accounting for Equity Instruments that are issued to other than Employees for Acquiring, or in Conjunction with Selling Goods or Services.” For the years ended December 31, 2004, 2003 and 2002, compensation expense related to stock options issued to non-employees was $42,000, $434,000 and $452,000, respectively.
      The following table illustrates the effect on net loss and net loss per share if Caliper had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — and amendment of FASB Statement No. 123.” For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options using the straight-line method. Caliper’s pro forma information is as follows:

	Years Ended December 31,

	2004	2003	2002

	(In thousands, except per share data)
Net loss:
As reported	$(31,556)	$(49,527)	$(40,964)
Add: Stock-based employee compensation expense included in reported net loss (see Note 13)	2,770	1,841	378
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards	(12,827)	(20,142)	(25,221)

Pro forma net loss	$(41,613)	$(67,828)	$(65,807)

Net loss per share:
As reported:
Basic and diluted	$(1.08)	$(1.88)	$(1.68)
Pro forma:
Basic and diluted	$(1.42)	$(2.57)	$(2.70)
      The effects of applying SFAS No. 123 for pro forma disclosures are not necessarily representative of the effects on reported net loss for future years.

Net Income (Loss) Per Share
      Basic earnings per share is calculated based on the weighted-average number of common shares outstanding during the period. Diluted earnings per share would give effect to the dilutive effect of common

CALIPER LIFE SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
stock equivalents consisting of stock options, unvested restricted stock, unvested restricted stock units and warrants (calculated using the treasury stock method).
      Common stock equivalents equal to 7.4, 9.0 and 4.4 million shares (prior to the application of the treasury stock method) were excluded from the computation of net loss per share in each of the three year periods ended December 31, 2004, 2003 and 2002, respectively, as they would have an antidilutive effect due to Caliper’s net loss.

Reclassifications
      Certain amounts in the 2003 and 2002 financial statements have been reclassified to conform with the 2004 financial statement presentation. These reclassifications had no effect on previously reported net loss, stockholders’ equity or net loss per share.

Recent Accounting Pronouncements
      On December 16, 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123 (revised 2004), “Share-Based Payment” (“Statement 123(R)”), which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Caliper will be required to adopt Statement 123(R) at the beginning of its third quarter of fiscal 2005.
      Statement 123(R) permits public companies to adopt its requirements using one of two methods:

•	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date.

•	A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.
      Caliper plans to adopt Statement 123(R) using the modified prospective method. Caliper is currently assessing the impact that the adoption of Statement 123(R) will have on its results of operations and related disclosures. Statement 123(R) will likely affect Caliper’s option and restricted stock issuances, grants of restricted stock units and shares purchased by employees under the employee stock purchase plan. Caliper is evaluating whether to use a closed-form model (for example, the Black-Scholes-Merton formula) or a lattice model to estimate fair value. In addition, Caliper is considering the election of an accelerated method (for example, the graded-vesting method as defined by FASB Interpretation No. 28) or a straight-line recognition method.
      On November 24, 2004, the FASB issued FASB Statement No. 151, “Inventory Costs,” an amendment of ARB No. 43, Chapter 4. The amendments made by Statement 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal year beginning after November 24, 2004. Caliper will apply the provisions of SFAS 151 starting January 1, 2006 on

CALIPER LIFE SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
a prospective basis as required by SFAS 151. Caliper does not believe there will be a material effect upon its financial condition or results of operations from the adoption of the provisions of SFAS 151.

3.	Acquisition of Zymark Corporation
      On July 14, 2003, Caliper completed the acquisition of 100% of ZYAC Holding Corporation (ZYAC is the parent holding company of Zymark Corporation (“Zymark”) and has no operating activities) from The Berwind Company LLC (“Berwind”) for consideration of approximately $72.8 million in the form of $55.7 million in cash, 3.15 million shares of Caliper’s common stock valued at $14.6 million, and acquisition costs of $2.5 million. The purchase terms also provided for Caliper to issue Berwind an additional 1.575 million contingent shares if certain financial targets were met in 2003 and 2004. These targets were not achieved, causing 100% of the contingent shares to lapse.
      Zymark is a global developer, manufacturer and marketer of life science instruments and related consumables and services for use in drug discovery and other life sciences research and development. The Zymark legal entity was merged into Caliper in April 2003. Caliper acquired Zymark in order to obtain a worldwide commercial infrastructure to market its current product offerings. The principal goals of the acquisition included (1) gaining immediate access to a global sales and marketing distribution platform to accelerate adoption and penetration of our microfluidic technologies, (2) accelerating Caliper’s commercial transition by building upon the capabilities of a more commercially experienced management team, (3) increasing revenues, while reducing expenses through combination synergies, and (4) increasing operating cash flows.
      Zymark’s operations, assumed as of the date of the acquisition, are included in the results of operations of Caliper beginning on July 14, 2003 and, as a result, are not reflected in the results of operations for the year ended December 31, 2002. The acquisition was accounted for as a purchase in accordance with SFAS No. 141, “Accounting for Business Combinations,” and Caliper accordingly allocated the estimated purchase price of Zymark based upon the fair value of net assets acquired and liabilities assumed. The components and allocation of the purchase price, as finalized in 2004, consisted of the following (in thousands):

Cash and cash equivalents	$5,803
Other current assets	17,472
Other assets	2,838
Liabilities assumed	(19,663)
Identifiable intangible assets	19,165
Goodwill	47,215

$72,830

      Management determined the fair value of the assets acquired by considering the anticipated cash flows to be generated from the existing products, the valuation of customer relationships, the estimated life of the technology acquired and other assumptions. Expected future discounted cash flows took into account risks related to the characteristics and application of the technology, existing and future markets and assessments of life cycle stage of the technology.

4.	Acquired Research and Development
      On April 15, 2004, Caliper purchased from Amphora (see Note 15) certain technology rights and know-how related to improving the performance of certain types of cell-based assays on a microfluidic chip. Caliper paid $200,000 in cash and issued to Amphora credits to purchase $900,000 worth of products from Caliper in

CALIPER LIFE SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
exchange for the acquired technology and know-how. Through April  15, 2009, Caliper will also pay royalties to Amphora based on datapoint revenue received by Caliper from end-users as a result of datapoints produced using the acquired technology. Caliper is further developing the acquired technology to adapt it for potential applications and uses on the LabChip 3000 instrument platform. Given that additional development work is necessary to produce a commercially saleable product based on this technology, and the absence of material revenue streams currently derived from the acquired technology, the entire consideration was expensed as research and development expense during the second quarter of 2004. The transaction has been accounted for in accordance with APB No. 29, “Accounting for the Non-Monetary Transactions,” pursuant to which Caliper valued the acquired research and development based on the fair value of the product credits and cash paid and established a deferred liability for the future product credits owed to Amphora. Caliper recognized $810,000 of product revenue (the determined fair value of the credits) in 2004 based upon the product credits which were fully utilized by Amphora as of December 31, 2004.

5.	Cash, Cash Equivalents and Marketable Securities
      Caliper’s cash, cash equivalents and marketable securities are invested in a diversified portfolio of financial instruments, including money market instruments, corporate notes and bonds, government or government agency securities and other debt securities issued by financial institutions and other issuers with strong credit ratings. Marketable securities are freely tradable at any time, irrespective of their maturity dates. By policy, the amount of credit exposure to any one institution is limited. Investments are generally not collateralized and primarily mature within three years. The following is a summary of available-for-sale securities as of December 31, 2004:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Losses	Gains	Fair Value

	(In thousands)
Cash and money market funds	$10,403	$—	$—	$10,403
Bonds of the U.S. Government and its agencies	24,575	(161)	—	24,414
Corporate debt securities	15,434	(84)	70	15,420

	$50,412	$(245)	$70	$50,237

Reported as:
Cash and cash equivalents	$10,403	$—	$—	$10,403
Marketable securities	40,009	(245)	70	39,834

	$50,412	$(245)	$70	$50,237

      The following is a summary of the cost and estimated fair value of available-for-sale securities at December 31, 2004, by contractual maturity:

	Amortized	Estimated
	Cost	Fair Value

	(In thousands)
Mature within one year	$27,409	$27,285
Mature after one year through three years	23,003	22,952

Total	$50,412	$50,237

CALIPER LIFE SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following is a summary of available-for-sale securities as of December 31, 2003:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Losses	Gains	Value

	(In thousands)
Cash and money market funds	$9,168	$—	$—	$9,168
Bonds of the U.S. Government and its agencies	20,140	(2)	119	20,257
Corporate debt securities	37,348	(2)	225	37,571

	$66,656	$(4)	$344	$66,996

Reported as:
Cash and cash equivalents	$9,168	$—	$—	$9,168
Marketable securities	57,488	(4)	344	57,828

	$66,656	$(4)	$344	$66,996

      The following is a summary of the cost and estimated fair value of available-for-sale securities at December 31, 2003, by contractual maturity:

	Amortized	Estimated
	Cost	Fair Value

	(In thousands)
Mature within one year	$24,808	$24,869
Mature after one year through three years	41,848	42,127

Total	$66,656	$66,996

      Gross realized gains and losses on sales of available-for-sale securities were $153,000 and $29,000 respectively, in 2004, $932,000 and $8,000, respectively, in 2003, and $1,653,000 and $282,000, respectively, in 2002, and have been included within other income in Caliper’s statement of operations. Caliper utilizes the specific identification basis to reclassify amounts out of accumulated other comprehensive income into earnings.
      As of December 31, 2004, the majority of Caliper’s available-for-sale securities are in an unrealized loss position. The investments have all been in a loss position for less than one year and therefore are temporary in nature and such unrealized losses have been included within accumulated other comprehensive income.

6.	Notes Receivable
      As of December 31, 2004, Caliper held a note receivable of $146,000 for principal and accumulated interest from Daniel L. Kisner, Chairman of the Board of Directors of Caliper. This note, with an initial principal amount of $500,000, bears annual interest at 5.96% and is repayable upon the earlier of (i) July 29, 2005, or (ii) the voluntary termination of the officer’s employment with Caliper. Prior to July 1, 2002, this note was subject to forgiveness by Caliper of principal and interest amounts based on performance reviews of the officer with $285,000 of the note principal having been forgiven between 1999 and 2001. During 2003 and 2002, Dr. Kisner repaid $50,000 of note principal together with accrued interest. Caliper believes this $146,000 note receivable approximates fair value as of December 31, 2004.

CALIPER LIFE SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Inventories
      Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Inventories consist of the following:

	December 31,

	2004	2003

	(In thousands)
Raw material	$4,780	$5,929
Work-in-process	852	1,087
Finished goods	4,196	4,564

Inventories	$9,828	$11,580

      Caliper reserves or writes off 100% of the cost of inventory that Caliper specifically identifies and considers obsolete or excessive to fulfill future sales estimates. Caliper defines obsolete inventory as inventory that will no longer be used in the manufacturing process. Excess inventory is generally defined as inventory in excess of projected usage, and is determined using management’s best estimate of future demand at the time, based upon information then available to Caliper. Caliper uses a twelve-month demand forecast and, in addition to the demand forecast, Caliper also considers: (1) parts and subassemblies that can be used in alternative finished products, (2) parts and subassemblies that are unlikely to be impacted by engineering changes, and (3) known design changes which would reduce Caliper’s ability to use the inventory as planned. During 2004 and 2003, respectively, Caliper recorded charges of $1.3 million and $2.4 million to cost of product revenues for excess and obsolete inventories. Of the amount charged to cost of product revenue in 2003, $1.2 million was related to the discontinuance of the Caliper 250 drug discovery instrument.

8.	Property and Equipment
      Property and equipment consists of the following:

		December 31,

Asset Classification	Estimated Useful Life	2004	2003

		(In thousands)
Machinery and equipment	2-5 years	$15,122	$14,439
Computers and information systems	3-5 years	5,782	3,501
Office equipment, furniture and fixtures	5 years	2,019	1,858
Leasehold improvements	Shorter of estimated useful life or life of lease	4,715	5,001

		27,638	24,799
Accumulated depreciation and amortization		(21,452)	(15,693)

Property and equipment, net		$6,186	$9,106

      Depreciation expense, including amortization of assets under capital leases, was $6.1 million, $7.4 million and $5.8 million for the years ended December 31, 2004, 2003, and 2002, respectively. As of December 31,

CALIPER LIFE SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2004 and 2003, property and equipment includes assets acquired under capital leases which consists of the following:

	December 31,

Asset Classification	2004	2003

	(In thousands)
Machinery and equipment	$1,218	$3,441
Computers and information systems	135	1,179
Office equipment, furniture and fixtures	54	202
Leasehold improvements	17	1,132

	1,424	5,954
Accumulated depreciation and amortization	(1,303)	(4,835)

Leased property and equipment, net	$121	$1,119

9.	Goodwill and Intangibles
      Goodwill and intangibles consist of the following:

	December 31,

	2004	2003

	(In thousands)
Intangibles, net	$12,745	$16,628
Goodwill	47,215	47,262

Total goodwill and intangibles	$59,960	$63,890

Goodwill
      In accordance with SFAS No. 141 and SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and certain other intangibles are not amortized but are instead subject to periodic impairment assessments. As of December 31, 2004 and 2003, Caliper’s goodwill relates entirely to the acquisition of Zymark (see Note 3), which occurred on July 14, 2003. No amount of the goodwill balance at December 31, 2004 will be deductible for income tax purposes.

Intangibles
      As of December 31, 2004, intangible assets consists of the following:

	Amortization		Accumulated
Asset Classification	Period	Cost	Amortization	Net

	(In thousands)
Developed technology	5 years	$14,314	$(4,175)	$10,139
Customer list	5 years	3,640	(1,062)	2,578
Backlog	0.5 years	1,211	(1,211)	—

Total acquired intangibles		19,165	(6,448)	12,717
Other intangibles	5 years	910	(882)	28

		$20,075	$(7,330)	$12,745

CALIPER LIFE SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The weighted average amortization period for acquired intangibles is 4.7 years. Amortization expense is computed using the straight-line method over the estimated useful life of the intangible asset. Amortization expense was $3.9 million and $2.8 million during the years ended December 31, 2004 and 2003, respectively. The remaining amortization in future periods is as follows (in thousands):

2005	$3,619
2006	3,591
2007	3,591
2008	1,944

$12,745

10.	Other Current and Non-current Liabilities
      Other current and non-current liabilities consist of the following;

	December 31,

	2004	2003

	(In thousands)
Accrued bonus	$4,364	$2,272
Accrued other	1,984	1,876

Total accrued compensation	$6,348	$4,148

Accrued warranty	$1,436	$1,108
Accrued VAT and other taxes	1,571	1,306
Accrued accounting and legal	1,031	587
Accrued other	1,803	1,758

Total other accrued liabilities	$5,841	$4,759

Deferred rent	$611	$1,088
Deferred compensation obligation	202	497
Other	118	395

Total other noncurrent liabilities	$931	$1,980

CALIPER LIFE SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Commitments

Debt and Leases
      As of December 31, 2004, future minimum payments under operating leases (excluding vacated facilities), sale-leaseback obligations and other long-term obligations were as follows (in thousands):

			Other
	Operating	Sale-Leaseback	Long-term
	Leases	Obligations	Obligations

Years ending December 31:
2005	$4,174	$312	$409
2006	2,776	—	—
2007	2,442	—	—
2008	2,227	—	—
2009	283	—	—
Thereafter	490	—	—

Total minimum lease and principal payments	$12,392	312	409

Less: Amount representing interest		11	—

Present value of future payments		301	409
Less: Current portion of obligations		301	409

Noncurrent portion of obligations		$—	$—

      Rent expense relating to operating leases was approximately $4.6 million in 2004, $6.4 million in 2003, and $5.2 million in 2002.

Facility Leases
      Caliper’s worldwide headquarters and instrument manufacturing operations are located in Hopkinton, MA. Caliper’s research and development and manufacturing operations for LabChip devices are located in Mountain View, CA. Caliper also has direct sales, service and application support operations in several European countries and Japan.
      Caliper occupies approximately 120,000 square feet in two leased buildings in Massachusetts. Current lease payments are approximately $100,000 per month through the expiration of the lease in December 2005. Caliper is in negotiations to enter into a new 10-year operating lease, with two additional 5-year renewal options, and expand its Massachusetts facilities by approximately 16,000 square feet.
      Through efforts to consolidate and make more efficient its LabChip research and development and manufacturing operations, Caliper was able to consolidate all of its Mountain View-based operations into its 53,000 square foot main facility. Current minimum lease payments, which escalate annually at 3%, are approximately $168,000 per month through the expiration of the lease in November 2008.
      In December 2004, Caliper vacated the second of two buildings which it no longer occupies in Mountain View. The above operating lease commitments exclude $12.9 million of related future minimum payments through June 2008. As a result of this consolidation, Caliper has accounted for the future estimated lease obligations of the two unoccupied facilities through the accrued restructuring liability (see Note 12) on its balance sheet as of December 31, 2004.
      In total, Caliper’s subsidiary operations occupy leased space of approximately 34,000 square feet under leases which expire through 2012.

CALIPER LIFE SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sale-Leaseback Obligations
      As of December 31, 2004, Caliper had a $301,000 remaining obligation related to property and equipment financed through a sale-leaseback credit line that expired as of December 31, 2002. Since 2002, Caliper has not entered into any new financing agreements for the purchase of property and equipment. The obligations under the equipment sale-leaseback arrangements are secured by the equipment financed, bear interest at a weighted average fixed rate of 12.2%, ranging between 11.2% and 12.3%, and are due in monthly installments through July 2005. Each currently outstanding equipment sale-leaseback agreement requires a balloon payment at the end of each loan term.

Other Obligation
      In connection with the acquisition of Zymark, Caliper assumed a 900,000 Euro non-interest bearing obligation to the former owner of Labotec, a business acquired by Zymark in August 2002. As of July 14, 2003, the acquired obligation was $979,000 stated in U.S dollars. As of December 31, 2004, there is one remaining installment due related to the obligation on August 13, 2005.

Letters-of-Credit
      In connection with its Mountain View, CA leases, Caliper has pledged cash deposits to secure standby letters-of-credit in the outstanding amount of $2.2 million as of December 31, 2004 as security deposits under the leases. In addition, Caliper has pledged cash deposits to secure standby letters-of-credit in the amount of $895,000 as of December 31, 2004, as security for certain customer deposits. As of December 31, 2004, $683,000 of the pledged cash deposits expire and the funds became unrestricted in January 2005. The total amount of cash deposits pledged as collateral of $3.1 million are shown as restricted cash on the accompanying balance sheet as of December 31, 2004.

Inventory Purchases
      As of December 31, 2004, Caliper had a non-cancelable purchase commitment in the amount of approximately $167,000 with its foreign supplier for the purchase of proprietary glass stock used in the manufacture of certain types of its chips.

Royalties
      During the fourth quarter of 2002, Caliper entered into an amendment and restatement of Caliper’s existing license agreements with UT-Battelle, LLC under which Caliper has obtained an exclusive license to the patents covering the inventions of Dr. J. Michael Ramsey. Royalty obligations to UT-Batelle, which exceeded certain minimums set forth in the amendment, were $53,000, $581,000 and $81,000 in 2004, 2003 and 2002, respectively. Caliper also has an exclusive license from the Trustees of the University of Pennsylvania to certain patents relating to microfluidic applications and chip structures. The University of Pennsylvania license includes minimum annual royalty obligations which increase $20,000 per year, up to $160,000 in 2008. Caliper incurred minimum royalties of $80,000 and $60,000 in 2004 and 2003. In 2002, Caliper paid an initial up front license fee of $300,000 to the University of Pennsylvania. Royalties are expensed when incurred.

12.	Restructuring Activities
      During the period from September 2002 through December 2004, Caliper incurred restructuring charges related to planned actions that were taken by management to control costs and improve the focus of its operations in order to reduce losses, conserve cash and improve the likelihood of achieving cash flow break-even operations in the future. Certain of these activities took place following Caliper’s acquisition of Zymark

CALIPER LIFE SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
in 2003, and were actions designed to eliminate redundant costs and to improve the overall operating efficiency of the newly combined business. The following summarizes the restructuring activity during this period:

Workforce Reductions

•	In September 2002, Caliper reduced its workforce by 28 employees, or approximately 10%, in response to depressed market conditions. Of the employees affected by the reduction, 75% were in research and development, with the remaining divided equally between manufacturing and administrative functions. Caliper recorded a charge of $314,000 for severance and related benefits, and all of the separations and payments were completed by December 31, 2002.

•	In May 2003, Caliper reduced its workforce by 26 employees, or approximately 10%, in response to a continuing broad economic slowdown and reduced research and development spending by biopharmaceutical companies. The reduction primarily affected employees in research and development and was due to a change in focus in product development and technology research to better align with the changing needs of Caliper’s customers. Caliper recorded a charge of $322,000 for severance payments and related benefits, and all of the separations and payments were completed by June 30, 2003.

•	In August 2003, Caliper reduced its workforce by 37 positions, or approximately 7% of the total headcount of Caliper and the newly acquired Zymark. The reduction was the first of two phases of reductions designed to eliminate redundancies and increase organizational efficiencies within the newly combined company, and primarily affected manufacturing, sales and administration. Of the 37 terminations, 33% occurred in August 2003 and the remainder of the terminations occurred by March 31, 2004. Caliper recorded a charge of $774,000 in the third quarter of 2003 and a related charge of $1.5 million during the fourth quarter of 2003 for severance payments and related benefits. All separations and related payments were completed by June 2004. Of the amount included in accrued restructuring expenses at December 31, 2003, $1.5 million was related to the August downsizing.

•	In December 2003, Caliper reduced its workforce by 37 positions, or approximately 8% of total headcount as the second phase of consolidating operations following the Zymark acquisition. This reduction primarily affected research and development staff as a result of certain strategy and priority decisions finalized during the fourth quarter of 2003. Caliper recorded a charge of $1.2 million in the fourth quarter of 2003 for severance payments and related benefits for the December downsizing. All separations and related payments were completed during 2004. Of the amount included in accrued restructuring expenses at December 31, 2003, $569,000 was related to the December downsizing.

•	In June 2004, Caliper reduced its workforce by 14 positions, or approximately 3% of total headcount. The intent of the reduction was to finalize the implementation of identified cost efficiencies achieved as a result of the Zymark acquisition, aimed to reduce LabChip manufacturing costs. Caliper recorded a charge of $180,000 for severance and related benefits, and all separations and related payments were completed by September 30, 2004.

Facility Closures

•	In November 2003, Caliper closed one of its three facilities in Mountain View, CA that was used primarily for instrument manufacturing and research and development activities, and recognized a $7.7 million charge related to costs estimated over the remainder of the lease (June 2008), including leasehold improvements having a carrying value of $319,000 that had no further use.

•	In June 2004, as a result of efficiencies achieved following Caliper’s strategic prioritization of research and development programs, Caliper vacated and shut down approximately one half of a second

CALIPER LIFE SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Mountain View facility that was primarily used for research and development activities, and recognized an additional $2.2 million charge related to costs estimated over the remainder of the lease (June 2008), including leasehold improvements having a carrying value of $67,000 that had no further use.

•	In December 2004, Caliper was successful in achieving additional efficiencies that enabled it to complete the full closure of the second facility above. In connection with the latest action taken in December Caliper also reassessed its previous estimates supporting the earlier charges taken and determined, on the basis of recent market information indicating a low probability of obtaining sublease income from these idled facilities, that a $3.6 million charge was necessary to both account for the latest closure and reflect the fair value of its remaining lease payments for both idled facilities as of December 31, 2004. Of the total charge, $1.7 million was related to Caliper revised estimate of the sublease income potential and $246,000 was related to leasehold improvements that had no further use.
      The facility closures were accounted for in accordance with Statement of Financial Accounting Standard No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” pursuant to which Caliper recorded a liability equal to the fair value of the remaining lease payments as of the cease-use date for each of the closed facilities. Fair value was determined based upon the discounted present value of remaining lease rentals (5% discount rate used), for the space no longer occupied, reduced by the discounted present value of future estimated sublease rentals (revised in December 2004 to reflect the likelihood of no future sublease rentals), through the end of the lease.
      The following table summarizes the restructuring accrual activity during 2004 and 2003:

	Severance
	and
	Related	Facility	Leaseholds	Total

	(In thousands)
Balance, December 31, 2002	$—	$—	$—	$—
Restructuring charges	3,822	7,394	319	11,535
Non-cash restructuring charges	(401)	—	(319)	(720)
Reclassification of deferred rent liability	—	425	—	425
Payments	(1,338)	—	—	(1,338)

Balance, December 31, 2003	2,083	7,819	—	9,902

Restructuring charges	180	5,415	313	5,908
Non-cash restructuring charges	—	—	(313)	(313)
Restructuring credits	(134)	—	—	(134)
Reclassification of deferred rent liability	—	436	—	436
Accretion of facility lease accrual	—	244	—	244
Payments	(2,129)	(2,309)	—	(4,438)

Balance, December 31, 2004	$—	$11,605	$—	$11,605

      The two unoccupied facilities each include 28,800 square feet of space. Minimum monthly lease and operating expense payments under these leases are currently $180,000 and $114,000 related to each building. These payments escalate at approximately 4% and 3%, respectively, through the expiration of the leases in June 2008. The restructuring liability as of December 31, 2004 reflects the minimum future payment

CALIPER LIFE SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
obligations related to base lease rentals and operating charges over the remaining lease lives through June 30, 2008, discounted at 5%, as follows (in thousands):

Years ending December 31:
2005	$3,535
2006	3,657
2007	3,784
2008	1,922

Total minimum lease and principal payments	12,898
Less: Amount representing interest	1,293

Present value of future payments	11,605
Less: Current portion of obligations	3,177

Noncurrent portion of obligations	$8,428

      During 2004, Caliper recorded interest expense of $244,000 related to accretion of the lease obligation due to the 5% discount assumption.

13.	Stockholders’ Equity

Preferred Share Purchase Rights Plan
      In December 2001, the Board of Directors and stockholders of Caliper adopted a Preferred Share Purchase Rights Plan (“Rights Plan”) under which Caliper issued as a dividend to all holders of its common stock certain rights to acquire additional shares of common stock at a discount price under certain circumstances (“Rights”). The dividend of the Rights was made to holders of record of Caliper’s common stock as of January 8, 2002. Shares of common stock that are newly issued after this date will also carry Rights. The Rights Plan is designed to provide protection to stockholders from unsolicited and abusive takeover tactics, including attempts to acquire control of Caliper at an inadequate price or to treat all stockholders equally. Under the Rights Plan, each stockholder received one Right for each share of Caliper’s outstanding common stock held by the stockholder. Each Right will entitle the holder to purchase one one-hundredth of a share of newly designated Series A Junior Participating Preferred Stock of Caliper at an initial exercise price of $100. Initially, the Rights are not detachable from Caliper’s common stock and are not exercisable. Subject to certain exceptions, they become immediately exercisable after any person or group (an “Acquiring Person”) acquires beneficial ownership of 15% or more of Caliper’s common stock, or 10 business days (or such date as the Board of Directors may determine) after any person or entity announces a tender or exchange offer that would result in a 15% or greater beneficial ownership level. At no time will the Rights have any voting power. If the Rights become exercisable and a buyer becomes an Acquiring Person, all Rights holders, except the Acquiring Person, will be entitled to purchase, for each Right held, $200 worth of Caliper’s common stock for $100. Caliper’s Board of Directors may amend or terminate the Rights Plan at any time or redeem the Rights prior to the time a person acquires more than 15% of Caliper’s common stock. Issuance of the Rights will not affect the financial position of Caliper or interfere with its business plans. Issuance of the Rights will not affect reported earnings per share and will not be taxable to Caliper or Caliper’s stockholders except, under certain circumstances, if the Rights become exercisable.

Warrants
      In January 2004, two warrants were exercised and 38,460 shares of common stock were issued. The warrants were originally issued in October 1996 in connection with certain agreements and in February 2000

CALIPER LIFE SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
upon achievement of patent milestones that were defined in an August 1995 agreement. As of December 31, 2004, there are no warrants outstanding.

Stock Plans
      The following is a summary of Caliper’s stock plans that are in place as of December 31, 2004:

				Common Stock
	Plan Shares	Plan Shares	Awards	Reserved for Future
Plan	Authorized	Available	Outstanding	Issuance

Option Plans:
1999 Equity Plan	12,820,000	3,699,719	6,042,871	9,742,590
1999 Directors’ Plan	556,023	410,823	138,200	549,023
2001 Non-Statutory Stock Option Plan	500,000	108,437	391,563	500,000
Acquisition Plan	900,000	25,000	838,750	863,750
1996 Stock Plan	89,797	—	1,410	1,410

	14,865,820	4,243,979	7,412,794	11,656,773

1999 Purchase Plan	1,484,892	242,261	—	242,261

      In October 1999, Caliper’s Board of Directors and stockholders adopted the 1999 Equity Incentive Plan (“1999 Equity Plan”). The 1999 Equity Plan provided for an automatic annual increase in the shares reserved for issuance, by the greater of 5% of outstanding shares on a fully-diluted basis or the number of shares that have been made subject to awards granted under the 1999 Equity Plan during the prior 12-month period, to a maximum of 12,820,000 shares in the aggregate over a 10-year period. Stock awards under the 1999 Equity Plan may be granted in the form of stock options (incentive and nonstatutory stock options) or stock bonuses (restricted stock and restricted stock units). Each restricted stock unit represents the recipient’s right to receive a stock bonus of one (1) share of common stock, subject to vesting or other performance considerations. Stock awards cancelled under the 1999 Equity Plan are made available for future grants.
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
      In June 2003, Caliper’s Board of Directors adopted the Acquisition Equity Plan (“Acquisition Plan”) which provides for the grant of options and restricted shares as inducements to retain key employees in connection with a significant acquisition. In July 2003, Caliper granted 600,000 options and 275,000 shares of restricted common stock under this plan in connection with the Zymark acquisition.
      On August 31, 1996, Caliper’s Board of Directors and stockholders adopted the 1996 Stock Incentive Plan (the “1996 Stock Plan”). Few options remain outstanding under this plan, and options canceled under the 1996 Stock Plan are not available for future grants.
      In October 1999, Caliper’s Board of Directors and stockholders adopted the 1999 Employee Stock Purchase Plan (“1999 Purchase Plan”). The initial number of shares reserved was 300,000 and under the

CALIPER LIFE SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
1999 Equity Plan, the number of shares reserved for issuance automatically increases annually by the greater of 0.5% of outstanding shares on a fully-diluted basis, or the number of shares issued under the 1999 Purchase Plan during the prior 12-month period. The automatic share reserve increase may not exceed 3 million shares in aggregate over the 10-year period.
      The 1999 Purchase Plan permits eligible employees to acquire shares of Caliper’s common stock through payroll deductions of up to 10% of their gross earnings. No employee may participate in the 1999 Purchase Plan if, immediately after the grant, the employee has voting power over 5% or more of the outstanding capital stock. Under the 1999 Purchase Plan, the Board may specify offerings of up to 27 months. Unless the Board determines otherwise, common stock may be purchased at the lower of 85% of the fair market value of Caliper’s common stock on the first day of the offering or 85% of the fair market value of Caliper’s common stock on the purchase date. The initial offering period began on the effective date of the initial public offering. Caliper issued 363,199, 359,926 and 337,424 shares under the 1999 Purchase Plan in the years 2004, 2003 and 2002, respectively, at a weighted average price of $3.48, $3.01 and $4.33, respectively.
      A summary of activity under the option plans, is as follows:

		Outstanding		Weighted-
				Average
		Number of		Exercise
	Available	Shares	Exercise Price	Price

Balance at December 31, 2001	1,563,995	4,888,039	$0.06–$162.00	$20.95
Authorized	2,492,997	—	—	—
Granted	(2,682,387)	2,682,387	$3.52–$ 17.66	$9.46
Exercised	—	(157,866)	$0.06–$ 3.12	$1.07
Canceled	3,030,253	(3,030,253)	$0.47–$102.00	$26.60

Balance at December 31, 2002	4,404,858	4,382,307	$0.06–$162.00	$10.15

Authorized	4,543,275	—	—	—
Granted	(5,670,660)	5,670,660	$0.00–$6.45	$4.12
Exercised	—	(177,666)	$0.06–$ 3.63	$1.89
Vested	—	(15,152)	$0.00	$0.00
Canceled	923,799	(923,799)	$0.97–$77.00	$9.89

Balance at December 31, 2003	4,201,272	8,936,350	$0.06–$162.00	$6.54

Authorized	103,980	—	—	—
Granted	(1,055,470)	1,055,470	$0.00–$ 9.32	$3.71
Exercised	—	(1,374,938)	$0.06–$6.37	$3.69
Vested	—	(188,746)	$0.00	$0.00
Un-vested repurchases	—	(21,145)	$0.00	$0.00
Canceled	994,197	(994,197)	$0.97–$162.00	$11.15

Balance at December 31, 2004	4,243,979	7,412,794	$0.00–$162.00	$6.24

Exercisable at December 31, 2004		4,047,952

Exercisable at December 31, 2003		3,695,624

Exercisable at December 31, 2002		1,546,056

      Included in the grant activity above are nonqualified options of 256,960, 3,368,761 and 1,757,729 granted to employees and directors for the years ended December 31, 2004, 2003, and 2002, respectively.

CALIPER LIFE SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The grant activity above includes 409,660 restricted stock units and 28,000 restricted shares awarded in 2004, and 426,398 restricted shares awarded in 2003. There were no restricted stock awards in 2002.
      The following table summarizes information with respect to stock options and restricted stock awards outstanding at December 31, 2004:

	Outstanding
				Exercisable
		Weighted
		Average	Weighted		Weighted
	Number of	Remaining	Average	Number of	Average Exercise
Range of Exercise Price	Shares	Contractual Life	Exercise Price	Shares	Price

$ 0.00	639,020	3.5	$0.00	—	—
$ 0.06	1,410	1.2	$0.06	1,410	$0.06
$ 0.47–$ 0.62	35,796	2.6	$0.58	35,796	$0.58
$ 0.97	563,664	4.1	$0.97	563,664	$0.97
$ 3.12–$ 4.64	1,893,223	7.1	$3.61	1,318,428	$3.57
$ 4.71–$ 7.06	3,111,736	8.4	$5.60	1,171,005	$5.60
$ 7.39–$ 9.96	343,530	6.9	$8.75	234,507	$8.87
$ 11.80–$ 17.34	587,744	5.9	$14.20	490,326	$14.27
$ 20.62–$ 22.40	6,721	4.7	$21.23	5,633	$21.23
$ 31.13–$ 44.44	187,300	4.4	$33.08	184,533	$33.07
$ 58.44–$ 77.00	34,100	5.3	$70.98	34,100	$70.98
$130.00–$162.00	8,550	5.1	$150.21	8,550	$150.21

	7,412,794	6.9	$6.24	4,047,952	$7.63

Option Exchange Program
      On October 16, 2002, Caliper announced that its Board of Directors approved a voluntary stock option exchange program for employees. Under the exchange program, employees were offered the opportunity to exchange outstanding stock options with exercise prices of $100 per share or lower for new stock options to be granted at an exercise price determined on the date the new stock options were granted. Participating employees received new stock options in exchange for outstanding stock options at an exchange ratio of one-for-one. In accordance with the exchange program, on November 19, 2002, Caliper cancelled approximately 2.18 million of its outstanding stock options. Caliper granted new options to purchase approximately 1.96 million shares of its common stock on May 20, 2003, the first business day that was six months and one day after the cancellation of the exchanged options. The exercise price per share of the new options was $3.63, the fair market value of Caliper’s common stock at the close of regular trading on May 19, 2003. Employees received the same vesting as with their previous options, except that any future vesting of the replacement options was delayed during the exchange period. In addition, participating employees were prohibited from exercising the replacement options for six months after the date of exchange.

Stock Based Compensation
      Pro forma information regarding net loss and net loss per share is required by SFAS No. 123, and has been determined as if Caliper had accounted for its employee stock options under the fair-value method of that Statement (as disclosed in Note 2 to our consolidated financial statements). The weighted-average fair value of options granted during 2004, 2003, and 2002 was $3.78, $2.82 and $7.16, respectively. The fair value

CALIPER LIFE SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of these options was estimated at the date of grant using the Black-Scholes method and the following weighted average assumptions:

	2004	2003	2002

Volatility(%)	78	81	112
Risk-free interest rate(%)	3.11	2.26	3.70
Expected life (years)	4.0	4.0	4.0
Expected dividend yield(%)	0	0	0
      The following table summarizes employee stock compensation recorded (in thousands):

	Years Ended December 31,

	2004	2003	2002

Grants related to Caliper’s initial public offering in 1999	$95	$542	$1,388
Restricted stock issuances	1,599	475	—
Option accelerating and other stock-based expenses incurred in connection with employment and separation agreements	1,123	—	—
Reversal of stock compensation due to forfeited options and restricted stock	(47)	(17)	(1,010)

	$2,770	$1,000	$378

      Caliper recorded deferred stock compensation related to grants issued near the date of Caliper’s initial public offering in 1999, representing the difference between the exercise price of the options granted and the deemed fair value of the common stock. These amounts are being amortized by charges to operations over the vesting periods of the individual stock options using the accelerated expense attribution method. As of December 31, 2004, all of the charges have been recorded.
      During 2003, Caliper granted 426,398 shares of restricted common stock under the Acquisition Plan and 1999 Equity Plan at a weighted average grant-date fair value of $5.20 to certain key employees, including key employees of Zymark that were retained by Caliper following the acquisition in July 2003. The restricted shares vest 100% either 12, 48 or 60 months from the date of grant. Vesting may be accelerated in the case of certain restricted stock grants based upon the achievement of specified Caliper performance milestones. During 2003, Caliper recorded deferred compensation of $2.2 million and recognized compensation expense of $475,000 related to restricted stock awards. During 2004, Caliper recognized compensation of $843,000 related to these restricted stock awards.
      During 2004, Caliper granted restricted stock unit awards (“RSUs”) to purchase 409,660 shares of common stock and 28,000 shares of restricted stock, at a weighted average grant date fair value of $5.95, under the 1999 Equity Plan. The majority of RSUs granted in 2004 vest 25% per year from the date of grant over a four-year period. The 28,000 shares of restricted stock granted in 2004 vested in the first quarter of 2004 pursuant to the terms of Caliper’s separation agreements with its former Chief Financial Officer and Corporate Controller. The value of this restricted stock of $257,000 was expensed as part of employee stock compensation in the accompanying statement of operations. During 2004, Caliper recorded deferred compensation of $2.6 million and recognized compensation expense of $756,000 related to the 2004 restricted stock awards. As of December 31, 2004, deferred compensation of $2.7 million is included as a reduction of total stockholders’ equity, of which $845,000 relates to the 2003 grants of restricted stock.
      Caliper recognizes compensation cost on a straight-line basis over the vesting period for awards that are subject to cliff vesting on a defined date. Restricted stock that vests ratably over a defined period is recognized as compensation expense using the accelerated expense attribution method. Provided no acceleration of

CALIPER LIFE SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
vesting occurs, and assuming no forfeitures, amounts to be recognized as compensation expense in future periods are as follows (in thousands):

2005	$1,263
2006	747
2007	494
2008	162

$2,666

14.	Income Taxes
      Caliper has no provision for U.S. federal or state income taxes for any period, as it has incurred only operating losses.
      A reconciliation of income taxes at the statutory federal income tax rate to net income taxes included in the accompanying statements of operations is as follows:

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
U.S. federal taxes (benefit):
At statutory rate	$(10,601)	$(16,775)	$(14,197)
State	—	—	—
Foreign	377	190	—
Permanent differences:
Stock Compensation	(685)	340	542
Other	95	151	169
Unutilized net operating losses	11,191	16,284	13,486

Total	$377	$190	$—

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets for financial reporting purposes and the amounts used for income tax purposes. Significant components of Caliper’s deferred tax assets for federal and state income taxes are as follows:

	December 31,

	2004	2003	2002

	(In thousands)
Net operating loss carryforwards	$47,859	$36,099	$22,400
Research credit carryforwards	7,093	6,230	4,350
Capitalized research and development	2,567	3,026	3,420
Restructuring accrual	4,473	3,917	—
Intangible assets	(5,041)	(6,564)	—
Other, net	5,736	4,349	3,050

Net deferred tax assets	62,687	47,057	33,220
Valuation allowance	(62,687)	(47,057)	(33,220)

Total	$—	$—	$—

CALIPER LIFE SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As of December 31, 2004, Caliper had federal and state net operating loss carryforwards of approximately $132 million and $47 million, respectively. Caliper also had federal and state research and development tax credit carryforwards of approximately $4.1 million and $2.8 million, respectively. The federal net operating loss and credit carryforwards will expire at various dates through 2024 beginning in the year 2009, if not utilized. State net operating losses of approximately $750,000 expired in 2004. The current remaining state net operating losses have varying expiration dates through 2013.
      Because of Caliper’s lack of earnings history and the uncertainty of realizing these net operating losses, the deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $15.6 million, $13.8 million and $17.4 million during the years ended December 31, 2004, 2003 and 2002, respectively.
      Utilization of the federal and state net operating losses and credits may be subject to a substantial limitation due to the change in ownership provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.
      On October 22, 2004, the American Jobs Creation Act of 2004 (the “Act”), was signed into law. The Act provides for a special one-time tax deduction of 85% of certain foreign earnings that are repatriated (as defined in the Act) in either an enterprise’s last tax year that began before the enactment date, or the first tax year that begins during the one year period beginning on the date of enactment. Caliper does not expect the evaluation to materially affect the financial statements and disclosures presented within this Annual Report on Form 10-K. As allowable under FASB Staff Position FAS 109-2, Caliper is evaluating the effect of the Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes” in 2005.

15.	Relationship with Amphora
      Caliper was one of several investors that formed Amphora Discovery Corp. in 2001 to create and commercialize a comprehensive database of chemical genomics information, in which it retained an initial ownership interest of 28%. Caliper occupied two seats on Amphora’s Board of Directors, one of which was relinquished in March 2003, and the other in October 2003. Caliper’s investment in Amphora was historically accounted for under the equity method of accounting until December 2003, when Amphora completed its third private equity placement with third party investors that reduced Caliper’s ownership to a fraction of 1%. Caliper did not account for its proportionate share of Amphora’s operating losses in its financial statements, since the investment in Amphora had no basis for accounting purposes, and because Caliper did not guarantee debt or have commitments to fund losses of Amphora.
      In 2001, Caliper and Amphora entered into a LabChip Solutions Agreement and an Intellectual Property Agreement. The LabChip Solutions Agreement provided for the ongoing supply of Caliper automated drug discovery systems and chips to Amphora, and for the provision of related services by Caliper to Amphora. Under this agreement, Amphora agreed to purchase a certain minimum number Caliper 250 Drug Discovery instruments through December 31, 2002. Amphora also agreed to purchase datapoints at a fixed amount of $2 million in the first year and a minimum of $4 million to a maximum based on volume of $6 million in the second year of the agreement. The LabChip Solutions Agreement also contained certain intellectual property licensing provisions pertaining to the parties’ independent and collaborative efforts to develop new drug discovery systems based on Caliper’s microfluidic technologies. Under the Intellectual Property Agreement, Caliper granted Amphora certain exclusive rights to use Caliper’s drug discovery products in a chemical genomics database business.
      In 2002, in connection with the completion of Amphora’s second private placement financing, Caliper and Amphora agreed to a renegotiation of Amphora’s remaining obligations under the LabChip Solutions

CALIPER LIFE SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Agreement. In consideration for Caliper’s agreement to this restructuring, Amphora issued to Caliper 2.5 million shares of Amphora preferred stock for which a nominal value was ascribed, and ultimately written off in 2003. Under the renegotiated agreement, the companies agreed to restructure the $4 million minimum datapoint payment for 2002 as follows: Amphora agreed to purchase a minimum of $1.8 million of datapoints during the second year of the agreement beginning in December 2002 and over time to make up to $2.2 million of deferred payments to Caliper. These deferred payments are contingent upon Amphora’s future revenue generation, datapoint production and other conditions, and can be satisfied by Amphora under three methods: (i) quarterly payments to Caliper based on Amphora’s revenues, (ii) commissions earned by Amphora as they provide certain marketing assistance to Caliper for Caliper’s instruments, and (iii) additional datapoint payments if Amphora exceeds the certain minimum datapoint levels.
      In 2002, Caliper recognized $6.2 million of related party revenue from Amphora consisting of $3.3 million in Caliper 250 drug discovery system products and chips, $1.7 million in datapoints, $900,000 in assay development services and $300,000 in gross profit previously deferred under equity method accounting. In 2003, Caliper recognized $2.5 million of related party revenue consisting of $500,000 in Caliper 250 drug discovery system products and chips, $1.7 million in datapoints and $300,000 gross profit previously deferred under equity method accounting. In 2004, Caliper recognized $810,000 in revenue from Amphora as a result of a non-monetary transaction pursuant to which Caliper acquired certain technology rights from Amphora for $1.0 million as more fully described in Note 4. Aside from the transaction described in Note 4, Caliper no longer intends to separately disclose its revenues from Amphora due to the current nature of the relationship.

16.	401(k) Plan
      Caliper has a 401(k) plan qualified under section 401(k) of the Internal Revenue code that is available to all eligible employees as defined in the plan. Caliper has not historically matched employee contributions.

17.	Litigation
      In January 2001, Caliper announced a comprehensive settlement agreement with Aclara Biosciences, Inc. of a patent litigation that was begun in 1999. Under the terms of the settlement, both companies agreed to dismiss all suits and countersuits in the federal and state court actions and to cross-license selected patents. Under the terms of the agreement, Aclara agreed to pay Caliper $37.5 million. Caliper recognized a $5.0 million license fee and a $27.5 million litigation settlement in 2002. In addition, Caliper was entitled to receive ongoing royalty payments on certain Aclara product sales through 2008, with a minimum royalty payment of $2.5 million in each of 2002 and 2003. Such amounts were received by Caliper and recognized in license fee revenue. There were no royalty payments received in 2004.
      In November 2003, Caliper and Molecular Devices Corporation settled a lawsuit that was begun in 2002 in which Caliper asserted that Molecular Devices’s IMAP and Reagent Assay Kits willfully infringed one or more claims of patents owned by Caliper. In connection with the settlement, Caliper and Molecular Devices entered into a nonexclusive license agreement pursuant to which Molecular Devices agreed to pay to Caliper a one-time license fee as well as royalties based on future sales of IMAP products. Caliper received the undisclosed license fee in the fourth quarter of 2003 and recognized this amount as license revenue.
      Commencing on June 7, 2001, Caliper and three of its officers and directors (David V. Milligan, Daniel L. Kisner and James L. Knighton) were named as defendants in three securities class action lawsuits filed in the United States District Court for the Southern District of New York. The cases have been consolidated under the caption In re Caliper Technologies Corp. Initial Public Offering Securities Litigation, 01 Civ. 5072 (SAS) (GBD). Similar complaints were filed against approximately 300 other public companies that conducted IPOs of their common stock during the late 1990s (the “IPO Lawsuits”). On August 8, 2001, the IPO Lawsuits were consolidated for pretrial purposes before United States Judge Shira Scheindlin of the Southern District of New York. Together, those cases are denominated In re Initial Public Offering Securities

CALIPER LIFE SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Litigation, 21 MC 92(SAS). On April 19, 2002, a Consolidated Amended Complaint was filed alleging claims against Caliper and the individual defendants under Sections 11 and 15 of the Securities Act of 1933, and under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as well as Rule 10b-5 promulgated thereunder. The Consolidated Amended Complaint also names certain underwriters of Caliper’s December 1999 initial public offering of common stock. The Complaint alleges that these underwriters charged excessive, undisclosed commissions to investors and entered into improper agreements with investors relating to aftermarket transactions. The Complaint seeks an unspecified amount of money damages. Caliper and the other issuers named as defendants in the IPO Lawsuits moved on July 15, 2002, to dismiss all claims on multiple grounds. By Stipulation and Order dated October  9, 2002, the claims against Messrs. Milligan, Kisner and Knighton were dismissed without prejudice. On February 19, 2003, the Court granted Caliper’s motion to dismiss all claims against it. Plaintiffs were not given the right to replead the claims against Caliper. The time to appeal the dismissal has not yet expired. In May 2003, a Memorandum of Understanding was executed by counsel for plaintiffs, issuers and their insurers setting forth the terms of a settlement that would result in the termination of all claims brought by plaintiffs against the issuers and individual defendants named in the IPO Lawsuits. On July 7, 2003, a Special Litigation Committee of the Caliper Board of Directors approved the settlement terms described in that Memorandum of Understanding, which was subsequently set forth in definitive Settlement Agreement among the settling parties. On February 15, 2005, Judge Scheindlin issued an order granting preliminary approval of the settlement, subject to the condition that the settling parties agree to modify the terms of the settlement to limit the scope of the bar order contemplated by the settlement. Caliper is in the process of determining whether the condition contained in Judge Scheindlin’s order granting conditional approval of the settlement is acceptable to it. The final resolution of this litigation is not expected to have a material impact on Caliper’s financial statements.

18.	Geographic Data
      The table below presents Caliper’s activities by geographical location. Caliper attributes revenue to geographic locations based upon customer service and business development activities.

	2004	2003	2002

	(In thousands)
Revenue:
United States	$50,154	$34,668	$23,838
Europe	20,029	10,291	307
Asia	8,233	3,986	1,688
Other	1,711	466	—

	$80,127	$49,411	$25,833

CALIPER LIFE SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2004	2003	2002

	(In thousands)
Net income (loss):
United States	$(34,199)	$(49,105)	$(41,226)
Europe	1,211	(516)	(133)
Asia	1,095	132	395
Other	337	(38)	—

	$(31,556)	$(49,527)	$(40,964)

Property and equipment, net:
United States	$5,946	$8,843	$12,522
Europe	227	244	23
Asia	13	19	—

	$6,186	$9,106	$12,545

Net Assets:
United States	$107,292	$136,089	$167,928
Europe	4,392	(1,221)	(370)
Asia	(631)	(259)	—
Other	526	188	—

	$111,579	$134,797	$167,558

      For all periods presented, sales did not exceed 10% of our total revenues in any individual country other than the United States. Caliper’s other long-lived assets include restricted cash, goodwill, intangible assets and other assets which are primarily located in the United States.

CALIPER LIFE SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Quarterly Financial Data (Unaudited)
      The following quarterly financial data include the results of Zymark, effective from the date of acquisition, July 14, 2003.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	(In thousands, except per share data)
Year ended December 31, 2004
Total revenue	$16,933	$18,922	$20,181	$24,091
Gross profit(1)	4,808	6,432	7,196	7,797
Operating loss	(10,103)	(9,637)	(5,159)	(7,399)
Net loss	(10,036)	(9,473)	(5,129)	(6,918)
Basic and diluted loss per share	$(0.35)	$(0.33)	$(0.17)	$(0.23)
Year ended December 31, 2003
Total revenue	$5,612	$5,878	$16,523	$21,398
Gross profit(1)	1,190	979	5,321	2,325
Operating loss	(10,854)	(10,620)	(10,961)	(20,408)
Net loss	(9,968)	(9,542)	(10,148)	(19,869)
Basic and diluted loss per share	$(0.40)	$(0.39)	$(0.37)	$(0.70)

(1)	Gross profit refers to total product and service revenue, less costs associated with those revenues. Costs related to contract revenues are included within research and development expenses in the accompanying statements of operations.

Caliper Life Sciences, Inc.
Schedule II — VALUATION AND QUALIFYING ACCOUNTS

	Balance	Additions
	at	Charged to			Balance at
	Beginning	Costs and			End of
	Period	Expenses		Deductions	Period

	(In thousands)
Year ended December 31, 2004:
Allowance for doubtful accounts	$252	$244		$21	$475
Valuation allowance for deferred tax assets	47,057	15,630	(1)	—	62,687

	$47,309	$15,874		$21	$63,162

Year ended December 31, 2003:
Allowance for doubtful accounts	$119	$263		$130	$252
Valuation allowance for deferred tax assets	33,220	13,837	(1)	—	47,057

	$33,339	$14,100		$130	$47,309

Year ended December 31, 2002:
Allowance for doubtful accounts	$—	$119		$—	$119
Valuation allowance for deferred tax assets	15,827	17,393	(1)	—	33,220

	$15,827	$17,512		$—	$33,339

(1)	Charged to deferred tax expense

EXHIBIT INDEX

Exhibit
Number		Description of Document

2	.1(17)	Stock Purchase Agreement, by and among Caliper, Berwind Corporation and The Berwind Company LLC, dated June 9, 2003.
2	.2(17)	Amendment No. 1 to the Stock Purchase Agreement, by and among Caliper, Berwind Corporation and The Berwind Company LLC, dated July 10, 2003.
2	.3(20)	Amendment No. 2 to the Stock Purchase Agreement, by and among Caliper, Berwind Corporation and The Berwind Company LLC, dated April 1, 2004.
3	.1(20)	Amended and Restated Certificate of Incorporation of Caliper.
3	.2(9)	Certificate of Designation Of Series A Junior Participating Preferred Stock.
3	.3(1)	Restated Bylaws of Caliper.
3	.4(18)	Amendment No. 1 to Bylaws of Caliper.
4.1		Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.
4.2		Specimen Stock Certificate.
4	.3(9)	Rights Agreement, dated as of December 18, 2001, between Caliper and Wells Fargo Bank Minnesota, N.A., as Rights Agent.
10	.1(2)	Lease Agreement, dated December 1, 1998, between Caliper and 605 East Fairchild Associates, L.P.
10	.2(2)(3)	1996 Equity Incentive Plan.
10	.3(2)(3)	1999 Equity Incentive Plan.
10	.4(2)(3)	1999 Employee Stock Purchase Plan.
10	.5(2)(3)	1999 Non-Employee Directors’ Stock Option Plan.
10	.6(3)	Form of Grant Agreement for 1999 Equity Incentive Plan — Option Awards.
10	.7(3)	Form of Grant Agreement for 1999 Equity Incentive Plan — Restricted Stock Unit Awards.
10	.8(3)	Form of Grant Agreement for 1999 Non-Employee Directors’ Stock Option Plan.
10	.9(2)(3)	Form of Indemnification Agreement entered into between Caliper and its directors and executive officers.
10	.10(2)(4)	Collaboration Agreement, dated May 2, 1998, between Caliper and Hewlett-Packard Company (now Agilent Technologies, Inc.).
10	.11(3)	Form of Stock Option Grant Agreement for Acquisition Equity Incentive Plan.
10	.12(3)	Form of Stock Award Agreement for Acquisition Equity Incentive Plan (pro rata vesting).
10	.13(3)	Form of Stock Award Agreement for Acquisition Equity Incentive Plan (5 year cliff vesting).
10	.17(3)	Non-Employee Directors’ Cash Compensation Plan.
10	.18(3)(12)	Caliper Performance Bonus Plan.
10	.19(3)	Employment Offer Letter dated November 30, 2004 between Caliper and Mr. Thomas T. Higgins.
10	.20(3)(12)	Summary Cash Compensation Sheet.
10	.23(2)(3)	The Corporate Plan for Retirement Select Plan Adoption Agreement and related Basic Plan Document.
10	.27(6)	Lease Agreement, dated June 23, 2000 and effective July 5, 2000, between Caliper and Martin CBP Associates, L.P.
10	.28(3)(6)	Amended Promissory Note, dated July 17, 2000, between Caliper and Dr. Daniel L. Kisner.
10	.29(3)	Key Employee Change of Control and Severance Benefit Plan.
10	.30(5)(9)	Cross-License Agreement, dated March 12, 2001 between Aclara Biosciences, Inc. and Caliper.
10	.32(4)(7)	Settlement Agreement and Mutual General Release, dated March 12, 2001 between Aclara Biosciences, Inc. and Caliper.

Exhibit
Number		Description of Document

10	.33(4)(8)	LabChip Solutions Agreement, dated September 21, 2001, between Amphora Discovery Corp. and Caliper.
10	.39(3)(10)	2001 Non-Statutory Stock Option Plan.
10	.46(3)	Form of Grant Agreement for 2001 Non-Statutory Stock Option Plan.
10	.48(3)(11)	Key Employee Agreement, dated July 1, 2002, between Caliper and Dr. Daniel Kisner.
10	.52(4)(18)	Sole Commercial Patent License Agreement, effective September 1, 1995, between UT-Battelle, LLC, the successor to Lockheed Martin Energy Research Corporation, and Caliper, as amended on November 1, 2002.
10	.53(4)(18)	Modification of LabChip Solutions Agreement, dated December 12, 2002, between Amphora Discovery Corp. and Caliper.
10	.55(4)(14)	Collaboration Agreement, dated June 4, 2003, between Caliper and Bio-Rad Laboratories, Inc.
10	.56(3)(15)	Key Employee Agreement, dated July 14, 2003, between Caliper and E. Kevin Hrusovsky.
10	.61(15)	Letter Agreement, dated September 17, 2003, between Caliper and Berwind Company LLC regarding the appointment of a Berwind nominee to the Caliper Board of Directors.
10	.62(3)(16)	Acquisition Equity Incentive Plan.
10	.63(3)(19)	Key Employee Agreement Amendment, dated December 24, 2003, between Caliper and Dr. Daniel L. Kisner.
10	.64(3)(19)	Consulting Agreement, dated January 1, 2004, between Caliper and Dr. David V. Milligan.
10	.66(4)(19)	Collaboration and Supply Agreement, dated January 9, 2004, among Caliper, Zymark Corporation and Affymetrix, Inc.
10	.69(4)(19)	Letter Amendment to Modification Agreement, dated December 22, 2003, between Caliper and Amphora Discovery Corp.
11.1		Subsidiaries of the Registrant.
23.1		Consent of Ernst & Young LLP, independent registered public accounting firm.
24.1		Power of Attorney (reference is made to the signature page of this report).
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as Exhibit 3.4 to our Registration Statement on Form S-1, as amended, File No. 333-88827, filed on October 12, 1999 and incorporated by reference herein.

(2)	Previously filed as the like-numbered Exhibit to our Registration Statement on Form S-1, as amended, File No. 333-88827, filed on October 12, 1999 and incorporated by reference herein.

(3)	Management contract or compensatory plan or arrangement.

(4)	Confidential treatment has been granted for a portion of this exhibit.

(5)	Filed as the like-numbered exhibit to Annual Report of Form 10-K for the year ended December 31, 1999 and incorporated by reference herein.

(6)	Previously filed as the like-numbered Exhibit to our Registration Statement on Form S-1, as amended, File No. 333-45942, filed on September 15, 2000, and incorporated by reference herein.

(7)	Previously filed as the like-numbered Exhibit to Form 10-Q for the quarterly period ended March 31, 2001 and incorporated by reference herein.

(8)	Previously filed as the like-numbered Exhibit to Form 10-Q for the quarterly period ended September 30, 2001 and incorporated by reference herein.

(9)	Previously filed as Exhibit 99.1 to Current Report on Form 8-K filed December 19, 2001 and incorporated by reference herein.

(10)	Previously filed as Exhibit 99.1 to our Registration Statement on Form S-8, File No. 333-76636, filed January 11, 2002 and incorporated by reference herein.

(11)	Previously filed as the like-numbered Exhibit to Form 10-Q for the quarterly period ended September 30, 2002 and incorporated by reference herein.

(12)	Previously filed as the like-numbered Exhibit to Current Report on Form 8-K filed March 16, 2005 and incorporated by reference herein.

(13)	Confidential treatment has been requested for a portion of this exhibit.

(14)	Previously filed as the like-numbered Exhibit to Form 10-Q for the quarterly period ended June 30, 2003 and incorporated by reference herein.

(15)	Previously filed as the like-numbered Exhibit to Form 10-Q for the quarterly period ended September 30, 2003 and incorporated by reference herein.

(16)	Previously filed as Exhibit 99.1 to our Registration Statement on Form S-8, File No. 333-106946, filed June 10, 2003 and incorporated by reference herein.

(17)	Previously filed as the like-numbered Exhibit to Form 8-K filed July 25, 2003 and incorporated by reference herein.

(18)	Previously filed as the like-numbered Exhibit to Form 10-K for the year ended December 31, 2002 and incorporated by reference herein.

(19)	Previously filed as the like-numbered Exhibit to Form 10-K for the year ended December 31, 2003 and incorporated by reference herein.

(20)	Previously filed as the like-numbered Exhibit to Form 10-Q for the quarterly period ended March 31, 2004 and incorporated by reference herein.