Form 10-K/A
period 2004-12-31
CALIPER LIFE SCIENCES INC
filed 2005-04-29
CIK 1014672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file number 000-28229

Caliper Life Sciences, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or Jurisdiction of Incorporation or organization)	33-0675808 (I.R.S. Employer Identification Number)

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

Yes ☒                    No ☐

     Based on the closing sale price of common stock on the Nasdaq National Market on June 30, 2004, the aggregate

1.

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

DOCUMENTS INCORPORATED BY REFERENCE

     None.

2.

EXPLANATORY NOTE

     We are filing this amendment to our Annual Report on Form 10-K, originally filed with the Securities and Exchange Commission on March 16, 2005, solely for the purpose of amending and supplementing Part III of the Annual Report on Form 10-K. This amendment changes our Annual Report only by including information required by Part III (Items 10, 11, 12, 13 and 14). In addition, we are also including the Item 31.3 and 31.4 exhibits required by the filing of his amendment.

3.

Part III

Item 10. Directors and Executive officers of the Registrant

Directors

     We currently have six members on our Board of Directors. The following are our directors’ names, ages and term of office (annual meeting of stockholders at which his/her term of office expires) as of April 1, 2005:

Name	Age	Term of Office

Daniel L. Kisner, M.D	58	2005
Kathryn A. Tunstall	54	2006
E. Kevin Hrusovsky	43	2006
Van Billet	51	2007
Robert C. Bishop, Ph.D.	62	2007
David V. Milligan, Ph.D.	64	2007

     Biographical information relating to our directors is as follows:

     Daniel L. Kisner, M.D, has been a director since March 1999 and has served as Chairman of the Board since July 2002. He is currently a partner at Aberdare Ventures, a venture capital firm investing in early stage healthcare companies. Dr. Kisner served as our President and Chief Executive Officer from February 1999 to July 2002 before being elected Chairman of the Board on July 1, 2002. From May 1994 to January 1999, Dr. Kisner served as a President and Chief Operating Officer of Isis Pharmaceuticals, Inc., a biotechnology company. From February 1993 to May 1994, Dr. Kisner served as Executive Vice President and Chief Operating Officer of Isis Pharmaceuticals. From March 1991 to February 1993, he served as Executive Vice President of Isis Pharmaceuticals and was responsible for business and product development, and manufacturing. From December 1988 to March 1991, Dr. Kisner served as Division Vice President of Pharmaceutical Development for Abbott Laboratories. Dr. Kisner is currently a director of Sequenom, Inc. Dr. Kisner has held a tenured position in the Division of Oncology at the University of Texas, San Antonio School of Medicine and is certified by the American Board of Internal Medicine and certified in Medical Oncology. Dr. Kisner holds a B.A. from Rutgers University and an M.D. from Georgetown University.

     Kathryn A. Tunstall has been a director since February 2004. Ms. Tunstall served as President and CEO of Conceptus, Inc. a medical technology company, from July 1993 through December 1999, when she retired. From 1990 to 1993, Ms. Tunstall served as President of the Edwards Less Invasive Surgery Division of Baxter International, a division engaged in the development, manufacturing and marketing of cardiovascular catheters. From 1974 to 1986, Ms. Tunstall served in a variety of management positions in finance, operations and marketing for two divisions of American Hospital Supply Corporation, a public manufacturer and distributor of healthcare products. Ms. Tunstall holds a B.A. in Economics, with a business emphasis from the University of California at Santa Barbara. Ms. Tunstall also serves as Chairman of the Board of Directors of Conceptus.

     E. Kevin Hrusovsky was appointed President and CEO of Caliper immediately following the acquisition of Zymark Corporation, a liquid handling instruments company, by Caliper in July 2003. Prior to the acquisition, Mr. Hrusovsky had served as President and CEO of Zymark since 1996. From 1992 to 1996, Mr. Hrusovsky was Director of International Business, Agricultural Chemical Division, and President of the Pharmaceutical Division, for FMC Corporation, a diversified holding company. From 1983 to 1992, Mr. Hrusovsky held several management positions at E.I. DuPont de Nemours, including North American Sales and Marketing Head, Teflon. He has also served as a board member of the Association for Laboratory Automation since January 2003. He received his B.S. in Mechanical Engineering from Ohio State University, and an M.B.A. from Ohio University. Mr. Hrusovsky has also completed extended M.B.A. courses at Harvard University, and has received an honorary doctorate from Framingham State College for his contributions to life sciences. Mr. Hrusovsky is also a member of the Board of Directors of Xenogen Corporation, a biotechnology company.

     Van Billet has been a director since March 2004. Mr. Billet has served as Vice President and Chief Financial Officer of The Berwind Company LLC, a privately held diversified holding company, since May 2002. From May 2001 to April 2002, Mr. Billet was a corporate consultant. From June 2000 to April 2001, Mr. Billet was

4.

an executive at Hercules, Inc., a specialty chemical company, and was named Senior Vice President and CFO of Hercules in November 2000. From 1999 through 2000, he served as Vice President and CFO of PJM Interconnection, LLC, an electric power pooling company. From 1995 to 1999, Mr. Billet served in various capacities at Lyondell Chemical Company (formerly ARCO Chemical Company), a chemical manufacturing company, including most recently as Vice President of Finance. Mr. Billet received a B.S. in accounting and business administration from LaSalle University, a J.D. from Suffolk University Law School, and a legal Masters Degree in tax from Temple University Law School. In connection with the combination of Caliper with Zymark, Caliper entered into a stock purchase agreement with The Berwind Company LLC and Berwind Corporation, pursuant to which Caliper agreed to nominate a nominee of Berwind reasonably acceptable to Caliper for election to Caliper’s Board. Caliper nominated Mr. Billet to the Board pursuant to its obligations under the terms of the stock purchase agreement.

     Robert C. Bishop, Ph.D. has been a director since April 2002. Dr. Bishop has served as President and Chief Executive Officer of AutoImmune Inc., a biopharmaceutical company, since May 1992 and has been the Chairman of AutoImmune’s Board of Directors since May 1999. From 1986 to 1992, Dr. Bishop held senior management positions, including Group President for Therapeutics, at Allergan, Inc., an opthalmic pharmaceutical/medical device company. From 1976 through 1986, Dr. Bishop was an executive of American Hospital Supply Corporation. Dr. Bishop received his B.A. degree in Psychology and a Ph.D. in Biochemistry from the University of Southern California, and his M.B.A. from the University of Miami. Dr. Bishop is a director of Millipore Corporation and Optobionics Corporation. Dr. Bishop is also a member of the Board of Managers/Trustees for the MFS/Sun Life Series Trust and Compass Accounts advised by MFS Investment Management.

     David V. Milligan, Ph.D. has been a director since October 1996 and was the Chairman of the Board until July 2002. He is currently Vice-Chairman. He has been a Vice President and Special Limited Partner of Bay City Capital, a merchant bank, since 1997. From 1979 to 1996, Dr. Milligan served in a variety of management positions at Abbott Laboratories, a healthcare products company. During his career at Abbott Laboratories he led both the diagnostic products and pharmaceutical products research and development organizations and was Senior Vice President and Chief Scientific Officer when he retired at the end of 1996. Dr. Milligan is currently Chairman of the Board of Galileo Pharmaceuticals, a director of Reliant Pharmaceuticals, ICOS Corporation, Pathway Diagnostics and Vicuron Pharmaceuticals. He is a member of the Chemistry Department Advisory Board of Princeton University as well as the Chemical Sciences Leadership Council of the University of Illinois at Urbana-Champaign. Dr. Milligan holds an A.B. in Chemistry from Princeton University and M.S. and Ph.D. degrees in Organic Chemistry from the University of Illinois.

Executive Officers and Key Employees

     The following are our executive officers and key employees, together with their ages and biographical information, as of April 1, 2005:

Name	Age	Position

E. Kevin Hrusovsky	43	President and Chief Executive Officer
Bruce J. Bal	46	Vice President, Operations and Aftermarket Businesses
Enrique Bernal	66	Vice President, Instrument R&D
Andrea W. Chow, Ph.D.	47	Vice President, Microfluidics R&D
Stephen E. Creager	51	Vice President and General Counsel
Thomas T. Higgins	53	Executive Vice President and Chief Financial Officer
William C. Kruka	44	Vice President, Business Development
Peter F. McAree	40	Vice President, Finance
Auro Nair, Ph.D.	44	Vice President, North American Sales
Mark T. Roskey, Ph.D.	45	Vice President, Worldwide Marketing
Jean-Louis Rufener	60	Vice President, International Operations

     Biographical information relating to our executive officers and key employees is as follows:

     For the biographical information with respect to E. Kevin Hrusovsky, Caliper’s President and Chief Executive Officer, see “Directors” above.

5.

     Bruce J. Bal was appointed to the position of Vice President, Operations and Aftermarket Businesses following the combination of Caliper with Zymark. Mr. Bal joined Zymark in 1997 as Vice President of R&D and Operations. He previously worked at FMC Corporation, a diversified holding company, in the Biotechnology Division as Director of Operations. He has also held a wide range of management positions in his 13 years at E.I. DuPont de Nemours and was general manager of United States Pollution Control, Inc. in Utah. Mr. Bal received a B.S. in Chemical Engineering from the University of Wisconsin in 1981 and an MBA from Loyola University, Louisiana in 1986.

     Enrique Bernal was appointed to the position of Vice President, Instrument R&D following the combination of Caliper with Zymark. Mr. Bernal joined Zymark in February 1999, prior to which he worked at Galileo Corporation of Sturbridge, Massachusetts, a developer and manufacturer of electron multipliers and optical fiber products, where he was responsible for all engineering functions and product development. Previously, he had spent 29 years at Honeywell Inc. He received a B.S. in Physics from the College of St. Thomas, and a Masters in Physics from the University of Minnesota.

     Andrea W. Chow, Ph.D. was appointed to the position of Vice President, Microfluidics R&D, in December 2003. Prior to that, she held the position of Senior Director of Microfluidics at Caliper. Before joining Caliper in 1997, Dr. Chow conducted research at the Lockheed Palo Alto Research Laboratories and SRI International, and completed a postdoctoral fellowship at the University of Bristol in the United Kingdom. Dr. Chow received her B.S. degree in Chemical Engineering from the University of Southern California, and M.S. and Ph.D. degrees in Chemical Engineering from Stanford University.

     Stephen E. Creager joined Caliper in October 2002 as Associate General Counsel and was appointed Vice President and General Counsel in June 2003. Prior to joining Caliper, Mr. Creager was Vice President of Business Development for Tyco Electronics, an operating unit of Tyco International involved in the development and manufacture of electronic components. In this role, he provided the legal support for the business development initiatives of Tyco Electronics, including the acquisition of over 40 businesses. Prior to taking on these business development responsibilities at Tyco Electronics, Mr. Creager served as the General Counsel of Tyco Electronics. Prior to that, Mr. Creager served as Associate General Counsel of Raychem Corporation, a manufacturer of electronic components, from November 1993 until August 1999, when Raychem was acquired by Tyco Electronics. Prior to his experience at Raychem, Mr. Creager was in private legal practice for nine years. Mr. Creager received a B.A. degree from The Evergreen State College, and a Masters of Philosophy degree in economics and a J.D. degree, both from Yale University.

     Thomas T. Higgins joined Caliper in January 2005 as Executive Vice President and Chief Financial Officer. Prior to joining Caliper, Mr. Higgins was Executive Vice President, Operations and Chief Financial Officer at V.I. Technologies, Inc., a biotechnology company developing novel anti-infective technologies. In that position, Mr. Higgins was responsible for finance and accounting, capital financing activities, investor relations, and research and development support activities. Mr. Higgins also had responsibility for the New York-based plasma manufacturing business until its divesture in 2001. Prior to joining V.I. Technologies in 1998, Mr. Higgins was with Cabot Corporation, a global specialty chemicals company, from 1985 where he held various senior operations and finance positions during his tenure. In his last position he served as Executive Vice President of Cabot’s LNG operations, and prior to that was responsible for Cabot’s Asia Pacific carbon black operations. He also served in other senior management roles for Cabot’s Asia business. Before Cabot, Mr. Higgins was with PricewaterhouseCoopers. Mr. Higgins holds a B.B.A with honors from Boston University.

     William C. Kruka joined Caliper in 2002 as Vice President, Business Development. Prior to joining Caliper, Mr. Kruka was Senior Manager of Business Development with Applied Biosystems Group, an Applera Corporation business, a leading life science tool provider. In this role, he led the business development initiatives for proteomics, including related mass spectrometry, sample preparation, chromatography and microfluidic technologies. These initiatives included developing strategy, formulating deal structures and negotiating collaborations, licensing deals and divestitures. He also chaired an internal business development council that addressed strategic and operational matters from a cross-functional business and technology perspective. Prior to Applied Biosystems, Mr. Kruka held a number of corporate business development, sales, marketing and administration positions with Applera and its predecessors, PE Corporation and The Perkin-Elmer Corporation from 1983 to 2002.

     Peter F. McAree was appointed to the position of Vice President, Finance following the combination of Caliper with Zymark. Mr. McAree joined Zymark as Chief Financial Officer in May 2001 after serving in the same

6.

capacity as an independent consultant since November 2000. From January 2000 through November 2000, Mr. McAree served as Chief Financial Officer of Iconomy.com, Inc., a commerce solutions provider. From January 1999 through December 1999 Mr. McAree was an independent consultant. From January 1997 through December 1998, Mr. McAree worked at Elcom International, Inc., a commercial distributor of personal computers, as Executive Vice President, Finance and as President of its electronic commerce software business, Elcom Systems, Inc. Prior to Elcom, Mr. McAree was Chief Financial Officer of Geerlings & Wade, Inc., a direct marketer of wine, from 1995 through 1996. Mr. McAree started his career in the Enterprise Group of Arthur Andersen, Boston, where he held various positions, most recently as Senior Manager in 1995. He received his B.S. in Accountancy from Bentley College, Waltham, MA, and is a licensed Certified Public Accountant in Massachusetts.

     Auro Nair, Ph.D. was appointed to the position of Vice President, North American Sales following the combination of Caliper and Zymark, where since 1998 he had led Zymark’s North American Sales organization. Prior to his employment at Zymark, Dr. Nair managed Quality Compliance and Analytical Services at Glaxo Wellcome, Singapore, where he was responsible for all analytical chemistry support for two manufacturing plants and a pilot facility. Dr. Nair received his Ph.D. in Analytical Chemistry from the University of Oklahoma, a B.S. in Chemistry from the University of Sciences, Malaysia, and an M.B.A. from Suffolk University

     Mark T. Roskey, Ph.D. was appointed to the position of Vice President, Worldwide Marketing following the combination of Caliper and Zymark, where he had held this role since he joined Zymark in December 2001. Prior to that, Dr. Roskey worked for six years at Applied Biosystems, a life sciences company, where he served as Director of Marketing. He has more than 15 years of experience in product research, development and strategic marketing with complex biological solutions and automated instrument systems. Dr. Roskey holds a B.S. in Biology from Framingham State College, a Ph.D. in Microbiology from the University of Notre Dame and completed a postdoctoral fellowship in Molecular Immunobiology at the Harvard Medical School .

     Jean-Louis Rufener was appointed to the position of Vice President, International Operations following the combination of Caliper and Zymark. At Zymark, he had held this position since Zymark acquired Scitec Automation Holdings in August 1999. During his tenure at Scitec, a liquid handling and laboratory automation company, Mr. Rufener held the position of President and CEO. Prior to Scitec, Mr. Rufener was President of Tecan Corporation. Mr. Rufener graduated with a degree in Chemical Engineering from the Institute of Technology, Canton Bern, Switzerland.

     There are no family relationships between any director or executive officer of Caliper.

Information Regarding the Audit Committee

     The Board has an Audit Committee, currently composed of Ms. Tunstall (Chairperson), Dr. Bishop and Mr. Billet. In April 2005, Mr. Edgar J. Cummins resigned from the Board of Directors. Prior to that time Mr. Cummins served on the Audit Committee as its Chairman. Upon his resignation, the Board appointed Ms. Tunstall to be the Chairperson of the Audit Committee and appointed Mr. Billet to the Audit Committee. The Board of Directors has determined that Mr. Billet qualifies as an “audit committee financial expert,” as defined in applicable SEC rules. The Board of Director annually reviews the Nasdaq listing standards definition of independence for Audit Committee members and has determined that that Mr. Billet is independent (as independence is currently defined in Rule 4350(d)(2)(A)(i) and (ii) of the Nasdaq listing standards).

Stockholder Recommendations for Nominations of Directors

     The Board has a Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee will consider director candidates recommended by stockholders. The Committee does not intend to alter the manner in which it evaluates candidates based on whether the candidate was recommended by a stockholder or not. Stockholders who wish to recommend individuals for consideration by the Nominating and Corporate Governance Committee to become nominees for election to the Board may do so by delivering a written recommendation addressed to Caliper’s Secretary at the following address: Caliper Life Sciences, Inc., 605 Fairchild Drive, Mountain View, CA 94043. The written recommendation must be received at least 120 days prior to the anniversary date of the mailing of Caliper’s proxy statement for the last annual meeting of stockholders. The Secretary will then forward the communication to the Nominating and Corporate Governance Committee. Submissions must include the full name of the proposed nominee, a description of the proposed nominee’s business experience for at least the previous five years, complete biographical

7.

information, a description of the proposed nominee’s qualifications as a director and a representation that the nominating stockholder is a beneficial or record owner of our common stock. Any such submission must be accompanied by the written consent of the proposed nominee to be named as a nominee and to serve as a director if elected.

Section 16(A) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 (the “1934 Act”) requires Caliper’s directors and executive officers, and persons who own more than ten percent of a registered class of Caliper’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of Caliper. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish Caliper with copies of all Section 16(a) forms they file.

     To Caliper’s knowledge, based solely on a review of the copies of such reports furnished to Caliper and written representations that no other reports were required, during the fiscal year ended December 31, 2004, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with, except as follows: (a) Messrs. Bal, Creager, Hrusovsky and McAree timely filed reports, but incorrectly reported restricted stock units as non-derivative securities — this error was corrected on Forms 4/A by amending the previously filed Forms 4; and (b) Messrs. Bishop, Kisner and Milligan filed late reports on Form 4 with respect to option shares automatically granted to directors after the 2004 annual stockholder meeting.

Code of Ethics

     Caliper has adopted the Caliper Life Sciences, Inc. Code of Business Conduct and Ethics that applies to all officers, directors and employees. The Code of Business Conduct and Ethics is available on our website at www.CaliperLS.com under “Investor Relations.” If Caliper makes any substantive amendments to the Code of Business Conduct and Ethics or grants any waiver from a provision of the Code to any executive officer or director, Caliper will promptly disclose the nature of the amendment or waiver on its website.

Item 11. Executive Compensation

Compensation of Executive Officers

Summary of Compensation

     The following table shows for the years ended December 31, 2004, 2003 and 2002, compensation awarded or paid to, or earned by, Caliper’s current Chief Executive Officer, and its other four most highly compensated executive officers at December 31, 2004 (the “Named Executive Officers”):

Summary Compensation Table

					Long-Term
	Annual Compensation				Compensation Awards
						Securities
				Other Annual	Restricted	Underlying	All Other
Name and Principal Position	Year	Salary	Bonus	Compensation	Stock (1)	Options	Compensation
E. Kevin Hrusovsky,	2004	$380,004	$418,000	$—	$468,000	80,000	$1,010
President and Chief Executive	2003	177,047	—	—	546,000	700,000	—
Officer (2)	2002	—	—	—			-
Stephen E. Creager,	2004	210,000	69,300	—	157,950	27,000	$618
Vice President and General	2003	199,398	32,901	—	—	23,000	—
Counsel (3)	2002	34,413	—	—	—	100,000	-
William C. Kruka,	2004	206,016	81,576	—	128,700	22,000	$66,726
Vice President, Business	2003	206,016	37,083	—	—	80,000	66,726
Development (4)	2002	125,760	15,091	—	—	150,000	203
Andrea W. Chow, Ph.D.,	2004	190,000	57,475	—	87,750	45,000	$—
Vice President, Microfluidics (5)	2003	173,837	22,947	—	—	24,900	—
	2002	154,215	12,289	—	—	—	-

8.

					Long-Term
	Annual Compensation				Compensation Awards
						Securities
				Other Annual	Restricted	Underlying	All Other
Name and Principal Position	Year	Salary	Bonus	Compensation	Stock (1)	Options	Compensation
Peter F. McAree,	2004	169,600	76,877	—	105,300	18,000	$185
Vice President, Finance, Treasurer	2003	83,200	—	—	81,900	100,000	—
and Principal Accounting Officer (6)	2002	—	—	—	—	—	—

(1)	The table caption “Restricted Stock” and use of this defined term or the term “Restricted Shares” below includes both restricted common stock and restricted stock unit awards.

(2)	Mr. Hrusovsky became our Chief Executive Officer and an employee of Caliper on July 14, 2003, in connection with the closing of Caliper’s acquisition of Zymark Corporation. In 2004, Mr. Hrusovsky was granted 80,000 restricted stock units valued at $5.85 on the date of grant, July 30, 2004. In 2003, under the terms of his employment agreement, Mr. Hrusovsky was granted 100,000 shares of restricted common stock valued at $5.46 on the date of grant, July 14, 2003. As of December 31, 2004, Mr. Hrusovsky’s holdings included 142,500 unvested restricted shares having a value of $1,073,000. Each of the restricted stock awards to Mr. Hrusovsky are subject to vesting over four years with 25% of the shares vesting one year from the date of grant and 6.25% of the shares vesting each quarter thereafter. Mr. Hrusovsky’s “All Other Compensation” in 2004 consisted of $650 for tax preparation services and $360 for term life insurance premiums. Mr. Hrusovsky’s compensation in 2003 does not include compensation earned by Mr. Hrusovsky prior to the acquisition of Zymark by Caliper, which compensation included a stay bonus and success fee earned by Mr. Hrusovsky and assumed by Caliper as a liability in the acquisition of Zymark. The amount of cash consideration paid by Caliper for Zymark was reduced dollar for dollar by the amount of the stay bonus and success fee obligation. This obligation was paid by Caliper in September 2003.

(3)	Mr. Creager was awarded 27,000 restricted stock units valued at $5.85 on the date of grant, July 30, 2004. The restricted stock unit award is subject to vesting over four years with 25% of the shares vesting one year from the date of grant and 6.25% of the shares vesting each quarter thereafter. Mr. Creager’s restricted stock units had a value of $203,000 at December 31, 2004. Mr. Creager’s “All Other Compensation” in 2004 consisted of $618 for term life insurance premiums. Mr. Creager’s date of hire was October 28, 2002.

(4)	Mr. Kruka was awarded 22,000 restricted stock units valued at $5.85 on the date of grant, July 30, 2004. The restricted stock unit award is subject to vesting over four years with 25% of the shares vesting one year from the date of grant and 6.25% of the shares vesting each quarter thereafter. Mr. Kruka’s restricted stock units had a value of $166,000 at December 31, 2004. Mr. Kruka’s “All Other Compensation” in 2004 and 2003 includes $65,523 of loan forgiveness and associated tax gross-up related to a relocation loan described further in “Item 13. Certain Relationships and Related Transactions” in the section entitled “Indebtedness of Management.” Mr. Kruka’s “All Other Compensation” in each year also included $203 for term life insurance premiums. Mr. Kruka’s date of hire was May 15, 2002.

(5)	Dr. Chow was awarded 15,000 restricted stock units valued at $5.85 on the date of grant, July 30, 2004. The restricted stock unit award is subject to vesting over four years with 25% of the shares vesting one year from the date of grant and 6.25% of the shares vesting each quarter thereafter. Dr. Chow’s restricted stock had a value of $113,000 at December 31, 2004.

(6)	Mr. McAree became our Vice President, Finance and an employee of Caliper on July 14, 2003, in connection with the closing of Caliper’s acquisition of Zymark. In 2004, Mr. McAree was granted 18,000 restricted stock units valued at $5.85 on the date of grant, July 30, 2004. The restricted stock unit award is subject to vesting over four years with 25% of the shares vesting one year from the date of grant and 6.25% of the shares vesting each quarter thereafter. On July 14, 2003, in connection with his offer of employment, Mr. McAree was granted 15,000 shares of restricted stock that vest on July 14, 2008, which were valued at $5.46 on the date of grant. Mr. McAree’s restricted stock had a value of $248,000 at December 31, 2004. Mr. McAree’s “All Other Compensation” in 2004 and 2003 included $185 for term life insurance premiums.

9.

Stock Option Grants and Exercises

     As of March 31, 2005, options to purchase a total of 6,790,836 shares were outstanding under the 1999 Equity Incentive Plan and Acquisition Incentive Plan, collectively, and 3,634,341 shares remained available for future grants under these plans.

     The following tables show, for the fiscal year ended December 31, 2004, certain information regarding options granted to, exercised by, and held at year end by, the Named Executive Officers.

     The exercise price of each option was equal to the closing sales price of our common stock as reported on the Nasdaq Stock Market for the last market trading day prior to the date of grant. The exercise price may be paid in cash, in shares of our common stock valued at fair market value on the exercise date or through a cashless exercise procedure involving a same-day sale of the purchased shares. The options granted to our executive officers in 2004 vest over four years with 25% of the shares vesting one year from the date of grant and 6.25% of the shares vesting each quarter thereafter. Each of the options has a 10 year term, subject to earlier termination if the optionee’s service with us ceases. Under certain circumstances following a change of control, the vesting of such option grants may accelerate and become immediately exercisable. See the section entitled “Employment, Severance and Change of Control Arrangements” below for a description of our agreements with Named Executive Officers concerning stock options that have been granted to them.

     The potential realizable value is calculated based on the ten-year term of the option at the time of grant. Stock price appreciation of 5% and 10% is assumed pursuant to rules promulgated by the Securities and Exchange Commission and does not represent our prediction of our stock price performance. The potential realizable values at 5% and 10% appreciation are calculated by assuming that the stock price on the date of grant appreciates at the indicated annual rate, compounded annually for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated stock price. On April 27, 2005, the closing sales price of our common stock was $5.98.

     Percentages shown under “Percentage of Total Options Granted to Employees in 2004” are based on an aggregate of 617,810 options granted to employees, consultants and directors of Caliper under our stock option plans during 2004.

	Option Grants in Last Fiscal Year
	Individual Grants
					Potential Realizable
	Number of				Value at Assumed
	Shares	Percentage of			Annual Rates of Stock
	Underlying	Total Options	Exercise		Price Appreciation for
	Option	to Employees	Price Per	Expiration	Option Term
Name	Granted	in 2004	Share	Date	5%	10%
E. Kevin Hrusovsky	80,000	12.95%	$5.85	7/30/2014	$294,323	$745,871
Stephen E. Creager	27,000	4.37%	$5.85	7/30/2014	99,334	251,732
Andrea W. Chow, Ph.D.	15,000	2.43%	$5.85	7/30/2014	55,186	139,851
Andrea W. Chow, Ph.D.	30,000	4.86%	$6.76	1/02/2014	127,540	323,211
William C. Kruka	22,000	3.56%	$5.85	7/30/2014	80,939	205,115
Peter F. McAree	18,000	2.91%	$5.85	7/30/2014	66,223	167,821

10.

Aggregated Option/SAR Exercises in Last Fiscal Year, and Fiscal Year-End Option/SAR Values

     The following table presents the number and value of securities underlying unexercised options that are held as of December 31, 2004 by each of the individuals listed in the Summary Compensation Table.

     Amounts shown under the column “Value Realized” are based on the closing sales price of our common stock as reported on the Nasdaq Stock Market on the date of exercise, less the exercise price. Amounts shown under the column “Value of Unexercised In-the-Money Options at December 31, 2004” are based on the closing price of our common stock $7.53 on December 31, 2004 as reported on the Nasdaq Stock Market, less the exercise price, without taking into account any taxes that may be payable in connection with the transaction, multiplied by the number of shares underlying the option.

	Number of
	Securities Underlying		Value of Unexercised
	Unexercised Options		In-the-Money Options
	at December 31, 2004		at December 31, 2004
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
E. Kevin Hrusovsky	247,916	532,084	$513,186	$1,070,214
Stephen E. Creager	63,665	86,335	228,250	254,190
Andrea W. Chow	50,076	61,914	130,590	86,276
William C. Kruka	100,738	101,262	139,014	205,446
Peter F. McAree	35,415	82,585	73,309	163,931

Compensation of Directors

     Non-employee directors receive (1) a fee for attendance at each Board meeting of $2,500 per meeting if attended in person, or $1,000 if attended by phone or videoconference, and (2) a fee for attendance on telephonic conference calls to discuss matters relating to Caliper at which all directors are requested to attend but that are not official meetings of the Board, in the amount of $1,000 per conference call. Non-employee directors also received for their service on the Board an annual retainer of $15,000, payable quarterly in arrears. This annual retainer is in addition to the per meeting fees described above. The Chair of the Audit Committee also receives an annual retainer of $5,000 and each other member of the Audit Committee receives an annual retainer of $3,000, and the Chairs of the Compensation Committee and the Nominating and Corporate Governance Committee each also receive an annual retainer of $2,500 and each other member of these Committees receives an annual retainer of $1,000, in all cases payable quarterly in arrears. Non-employee directors receive no cash compensation for attendance at committee meetings. Employee directors (Mr. Hrusovsky and Dr. Kisner) receive no cash compensation for attendance at Board or committee meetings. All directors are reimbursed for expenses in connection with attendance at Board and committee meetings.

     Each of our non-employee directors also receives stock option grants under the 1999 Non-Employee Directors’ Stock Option Plan. The number of shares of common stock that may be issued pursuant to options granted under the directors’ plan is 556,023 and is increased one day after each annual meeting of stockholders by the greater of 0.3% of the outstanding shares on a fully-diluted basis or the number of shares that could be issued under options granted under the directors’ plan during the prior 12-month period. The directors’ plan is administered by our Board of Directors, unless the Board delegates administration to a committee comprised of not less than two members of the Board. Options granted under the directors’ plan are not intended to qualify as incentive stock options under the Internal Revenue Code.

     Option grants under the directors’ plan are non-discretionary. Pursuant to the current terms of the directors’ plan, each person who is first elected as a non-employee director will automatically be granted an option to purchase 25,000 shares of common stock upon such election. The initial grant will be fully exercisable upon the date of grant and will vest monthly over five years. Shares received upon exercise are restricted and may not be sold until vested. In addition, one day after each annual meeting of our stockholders, each non-employee director will automatically receive another option if the recipient has been a non-employee

 .

director for at least the prior six months. The annual grant will cover 14,000 shares for the Chairman of the Board and 7,000 shares for all other non-employee directors, and will be fully exercisable upon the date of grant and will vest in 12 months. The exercise price of options granted under the directors’ plan is equal to 100% of the fair market value of the common stock subject to the option on the date of the grant, and the term of options granted under the directors’ plan is ten years.

     During the last fiscal year, we granted options to purchase a total of 64,000 shares of our common stock to our non-employee directors, including 50,000 options at an exercise price per share of $9.32, and 14,000 options at an exercise price of $5.25. Two non-employee directors received initial grants to purchase 25,000 shares of common stock, and two other non-employee directors each received an annual option grant to purchase 7,000 shares of our common stock. Dr. Kisner, as the Chairman of the Board and an employee-director, was granted an option to purchase 14,000 shares of our common stock at an exercise price per share of $5.25 under the 1999 Equity Incentive Plan. As of March 31, 2005, a total of 192,400 options have been granted under the directors’ plan, of which 47,200 options have been cancelled or have expired, and 7,000 options have been exercised.

     As part of our ongoing program of research and development, we entered into an annual renewable consulting agreement with Dr. David V. Milligan, our Vice-Chairman of the Board, effective January 1, 2004. Under the terms of the consulting agreement, Dr. Milligan agreed to provide consulting services to Caliper in certain fields described in the agreement, and we agreed to pay Dr. Milligan $30,000 per year, payable monthly.

     We have entered into an employment agreement with Dr. Kisner in connection with his service as Chairman of the Board. See the section below entitled “Employment, Severance and Change of Control Agreements” for a description of Dr. Kisner’s agreement.

 .

Employment, Severance and Change of Control Agreements

     Employment Agreements. In June 2003, we entered into an employment agreement with Mr. E. Kevin Hrusovsky to serve as President and Chief Executive Officer at a base salary of $380,004 a year starting upon the closing of our acquisition Zymark, which occurred in July 2003. In March 2005, the Board of Directors, at the recommendation of the Compensation Committee of the Board, increased Mr. Hrusovsky’s annual base salary to $400,000. Pursuant to the terms of the employment agreement, Mr. Hrusovsky is eligible to earn an annual incentive bonus in the target amount of 100% of his then-current base salary, less standard withholdings and deductions. The annual incentive bonus will be determined by the Board and may be increased or decreased based on Caliper’s achievement of certain performance milestones and financial targets for the calendar year. In connection with his employment agreement, Mr. Hrusovsky was also granted an option to purchase 700,000 shares of our common stock at an exercise price of $5.46 per share. This option vests over four years with 25% of the shares vesting one year from the date of the employment date and 2.08% of the shares vesting each month thereafter. In addition, Mr. Hrusovsky was granted 100,000 shares of our restricted stock. These shares vest over four years with 25% of the shares vesting one year from the date of the employment agreement and 6.25% of the shares vesting each quarter thereafter. The employment agreement is at-will, and provides that if Mr. Hrusovsky is terminated without cause (other than in connection with a change in control), he will be paid his base salary for 18 months in semi-monthly installments, he will be reimbursed for health insurance premiums at his then-current rate of coverage for 18 months, and he will receive accelerated vesting of 18 months for his outstanding options and restricted shares. If Mr. Hrusovsky voluntarily terminates his employment for good reason within 13 months of a change of control, he will receive the severance benefits and accelerated vesting benefits described below in the section entitled “Change of Control and Severance Plan.”

     In July 2002 we entered into an employment agreement with Dr. Daniel Kisner pursuant to which Dr. Kisner agreed to serve as Chairman of the Board of Directors. The employment agreement with Dr. Kisner is at-will. In December 2003, we entered into an amendment to this employment agreement with Dr. Kisner. The amended agreement provides that effective January 1, 2004, Dr. Kisner will be paid $50,000 on an annual basis. Under the terms of the amended agreement, Dr. Kisner is not entitled to receive any bonus payments for calendar years after 2003. The amended agreement also provides that if Dr. Kisner is terminated without cause, or if he voluntarily terminates his employment within three months following a constructive termination, he will be reimbursed for health insurance premiums at his then current rate of coverage for 12 months, and he will receive accelerated vesting of 12 months for all of his outstanding options, provided any such severance payments and health care reimbursement payments will cease once Dr. Kisner commences full-time employment with another business entity. If Dr. Kisner is terminated without cause, or if he voluntarily terminates his employment following a constructive termination, within 13 months of a change of control, in addition to the severance benefits listed above, he will receive accelerated vesting of at least 24 months for all of his outstanding options.

     Change in Control and Severance Plan. Caliper has a change in control and severance plan that provides for the treatment of outstanding options, restricted stock, restricted stock units and the receipt of severance benefits for certain key employees in the event of a transaction resulting in a change of control of Caliper. An amendment and restatement of this plan in its entirety was approved by the Board of Directors in February 2005. The plan provides that in the event a covered officer of Caliper is constructively or involuntarily terminated without cause within 13 months after a Change in Control, as defined in the plan, such terminated officer will receive:

•	Salary Continuation. Monthly payments equal to such officer’s base pay at the time of the covered termination for (i) in the case of each covered officer other than the President or Chief Executive Officer of Caliper, 12 months and (ii) in the case of the President or Chief Executive Officer of Caliper, 24 months, or in each case until such covered officer is employed by another company, whichever occurs earlier;

•	Prorated Bonus Payment. A payment equal to such officer’s target bonus or incentive payment for the year in which the covered termination occurs, prorated through the date of such termination;

 .

•	Benefit Continuation. Continued provision of Caliper’s standard medical and dental benefit insurance coverages at standard staff rates for the period of salary continuation specified above;

•	Partial Vesting Acceleration of Equity Awards. On the date of the covered termination, vesting acceleration of an additional 30 months for all outstanding stock options granted and restricted stock units, restricted stock, performance shares or other equity awards issued by Caliper prior to the Change of Control to such covered officer.

If the total amount of payment under the plan would cause the covered officer to incur “golden parachute” excise tax liability in connection with the Change in Control, then the payments will be reduced to the extent necessary to leave him or her in a better after-tax position than if no such reduction had occurred. The plan may be amended by the Board of Directors at any time prior to a Change of Control. The plan provides these benefits and protections to Mr. Hrusovsky, each of the other Named Executive Officers, and six other officers of Caliper.

Consulting Agreements. In January 2004, we entered into a consulting agreement with Dr. David Milligan, to provide consulting services. During the term of the agreement, Dr. Milligan will be paid $30,000 on an annual basis in twelve monthly installments. In addition, Dr. Milligan will be reimbursed for travel and other out-of-pocket costs reasonably incurred in the course of performing services pursuant to such agreement.

Compensation Committee Interlocks and Insider Participation

     During 2004, Ms. Tunstall, Mr. Billet and Dr. Bishop served as members of the Compensation Committee of our Board of Directors. No member of the Compensation Committee was or has ever been an officer or employee of Caliper or its subsidiaries. No member of the Compensation Committee or our Board of Directors serves as an executive officer of any other entity that has one or more of our executive officers serving as a member of the board of directors or compensation committee of the other entity.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The following table sets forth certain information regarding the ownership of Caliper’s common stock as of March 31, 2005, by: (i) each director and nominee for director; (ii) each of the executive officers named in the Summary Compensation Table; (iii) all executive officers and directors of Caliper as a group; and (iv) all those known by Caliper to be beneficial owners of more than five percent of its common stock.

		Beneficial Ownership (1)
	Shares Issuable Pursuant to	Number of
	Options and Warrants	Shares (Including
	Exercisable within 60 days	Number Shown in	Percentage
Beneficial Owner	of March 31, 2005	First Column)	of Total
Directors And Executive Officers

E. Kevin Hrusovsky	320,832	965,044	3.13%
Stephen E. Creager	76,475	177,000	*
Andrea W. Chow, Ph.D.	65,563	134,451	*
William C. Kruka	118,698	241,776	*
Peter F. McAree	45,832	152,019	*
Daniel L. Kisner, M.D. (2)	605,848	746,025	2.40%
Robert C. Bishop, Ph.D.	30,187	39,000	*
Van Billet (3)	8,333	25,000	*
Edgar J. Cummins	6,250	25,000	*
David V. Milligan, Ph.D. (4)	47,210	103,832	*
Kathryn A. Tunstall	6,250	25,000	*

 .

		Beneficial Ownership (1)
	Shares Issuable Pursuant to	Number of
	Options and Warrants	Shares (Including
	Exercisable within 60 days	Number Shown in	Percentage
Beneficial Owner	of March 31, 2005	First Column)	of Total
5% Stockholders
The Berwind Company LLC (5)		3,150,000	10.32%
Dimensional Fund Advisors Inc. (6)		2,274,881	7.45%
LeRoy C. Kopp (7)		1,973,450	6.46%
All directors and executive officers as a group (17 persons)	1,617,927	3,779,685	11.76%

*	Represents beneficial ownership of less than 1% of the outstanding shares of our common stock.

(1)	This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the Securities and Exchange Commission (the “SEC”). Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, Caliper believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 30,529,211 shares outstanding on March 31, 2005, adjusted as required by the SEC.

(2)	Includes 82,461 shares held by The Kisner Revocable Trust u/a/d 9/23/99, of which Dr. Kisner is a trustee, 12,820 shares held by The Jordan Renee Kisner Exempt Irrevocable Trust u/a/d 9/23/99, of which Dr. Kisner is a trustee, and 12,820 shares held by The Griffin Daniel Kisner Exempt Irrevocable Trust u/a/d 9/23/99, of which Dr. Kisner is trustee.

(3)	Mr. Billet is Chief Financial Officer of The Berwind Company LLC. Mr. Billet disclaims any beneficial ownership of shares held by The Berwind Company LLC.

(4)	Includes 56,622 shares held by The David V. Milligan Trust dated October 19, 1991, of which Dr. Milligan is a trustee.

(5)	The Berwind Company LLC is headquartered at 5 Hog Island Road, Philadelphia, PA 19153.

(6)	Represents shares held as of December 31, 2004 by a number of funds for which Dimensional Fund Advisors Inc. acts as investment advisor. Dimensional Fund Advisors Inc. disclaims beneficial ownership of these shares. Dimensional Fund Advisors Inc. is located at 1299 Ocean Avenue, 11th Floor, Santa Monica, CA 90401.

(7)	Represents shares beneficially owned, including through three entities: Kopp Investment Advisors LLC (KIA), an investment advisor; Kopp Holding Company LLC (KHC), which owns KIA; and Kopp Holding Company, which owns KHC and which is controlled by LeRoy C. Kopp. Each of these entities report a mixture of shared and sole voting and investment power. Represents shares beneficially owned as of December 31, 2004. The address of all of these reporting persons is 7701 France Avenue South, Suite 500, Edina, MN 55435.

Equity Compensation Plan Information

     The following table provides certain information with respect to all of Caliper’s equity compensation plans in effect as of December 31, 2004.

 .

Equity Compensation Plan Information
Number of securities
remaining available
	Number of		for issuance under
	securities to be	Weighted-average	equity compensation
	issued upon	exercise price of	plans (excluding
	exercise of	outstanding	securities
	outstanding	options, warrants	reflected in column
	options, warrants	and rights	(a))*
Plan Category	and rights (a)	(b)	(c)
Equity compensation plans approved by security holders	6,182,481	$6.41	4,352,803
Equity compensation plans not approved by security holders	1,230,313	$5.37	133,437
Total	7,412,794	$6.24	4,486,240

*	On the day after each annual meeting until the year 2010, the aggregate number of shares of common stock available for issuance under the 1999 Non-Employee Directors’ Stock Option Plan automatically increases by that number of shares equal to the greater of (i) three-tenths of one percent of the diluted shares outstanding or (ii) the number of shares of common stock subject to options granted during the prior 12-month period, provided that the Board may provide for a lesser increase. On the day after each annual meeting until the year 2010, the aggregate number of shares of common stock available for issuance under the 1999 Employee Stock Purchase Plan automatically increases by that number of shares equal to the greater of (i) five-tenths of one percent of the diluted shares outstanding or (ii) the number of shares of common stock sold pursuant to rights during the prior 12-month period, provided that the Board may provide for a lesser increase. On the day after each annual meeting until the year 2010, the aggregate number of shares of common stock available for issuance under the 1999 Equity Incentive Plan automatically increases by that number of shares equal to the greater of (i) five percent of the diluted shares outstanding or (ii) the number of shares of common stock subject to stock awards granted during the prior 12-month period, provided that the Board may provide for a lesser increase.

     The following equity compensation plans of Caliper that were in effect as of December 31, 2004 were adopted without the approval of Caliper’s stockholders: 2001 Non-Statutory Stock Option Plan (the “2001 Plan”), and the Acquisition Equity Incentive Plan (the “Acquisition Plan”).

     In December 2001, our Board of Directors adopted the 2001 Plan. A total of 500,000 shares of common stock has been reserved for issuance under this plan. As of December 31, 2004, options to purchase a total of 391,563 shares were outstanding, and 108,437 shares remained available for future grants under the 2001 Plan.

     In July 2003, our Board of Directors adopted the Acquisition Plan in connection with our acquisition of Zymark. A total of 900,000 shares of common stock has been reserved for issuance under this plan. As of December 31, 2004, 238,750 restricted shares and options to purchase a total of 600,000 shares were outstanding, and 25,000 shares remained available for future grants, under the Acquisition Plan.

     2001 Non-Statutory Stock Option Plan. All of our employees and consultants, other than officers and directors, are eligible to receive stock awards under the 2001 Plan. Although we may not generally grant stock awards to officers and directors under the 2001 Plan, we may grant stock awards to persons not previously employed by us as an inducement essential to those persons entering into employment contracts with us, even if those persons become officers or directors in connection with such employment.

     The Board shall administer the 2001 Plan unless and until the Board delegates administration to a committee. Our Board may suspend or terminate the 2001 Plan at any time. Our Board may also amend the 2001 Plan at any time or from time to time. However, no amendment will be effective unless approved by our

 .

stockholders after its adoption by the Board to the extent stockholder approval is necessary to satisfy the requirements of any Nasdaq or securities exchange listing requirements.

     Under the 2001 Plan, the Board may grant only non-statutory options with an exercise price as determined by the Board. The maximum option term is 10 years. The Board may provide for exercise periods of any length in individual option grants. However, generally an option terminates three months after the optionholder’s service to our affiliates and to us terminates.

     If we dissolve or liquidate, then any outstanding options under the 2001 Plan will terminate immediately prior to the event. If we sell, lease or dispose of all or substantially all of our assets, or are acquired pursuant to a merger or consolidation, then the surviving entity may assume or substitute all outstanding awards under the 2001 Plan. If the surviving entity does not assume or substitute these awards, then generally the vesting and exerciseability of the stock awards will accelerate.

     Acquisition Equity Incentive Plan. All persons not previously employed by Caliper where the stock awards are an inducement to such persons to accept employment with Caliper or accept or continue employment with an affiliate of Caliper are eligible to receive stock awards under the Acquisition Plan.

     The Board shall administer the Acquisition Plan unless and until the Board delegates administration to a committee. If required under applicable law or Nasdaq listing requirements, the Acquisition Plan shall be administered by a committee as provided in the Acquisition Plan. Our Board may suspend or terminate the plan at any time. Our Board may also amend the plan at any time or from time to time. However, no amendment will be effective unless approved by our stockholders after its adoption by the Board to the extent stockholder approval is necessary to satisfy the requirements of any Nasdaq or securities exchange listing requirements.

     Under the Acquisition Plan, the Board may grant non-statutory options and restricted stock, with an exercise price as determined by the Board. The maximum option term is 10 years. The Board may provide for exercise periods of any length in individual option grants. However, generally an option terminates three months after the optionholder’s service to our affiliates and to us terminates.

     If we dissolve or liquidate, then any outstanding options under the Acquisition Plan will terminate immediately prior to the event. If we sell, lease or dispose of all or substantially all of our assets, or are acquired pursuant to a merger or consolidation, then the surviving entity may assume or substitute all outstanding awards under the Acquisition Plan. If the surviving entity does not assume or substitute these awards, then generally the vesting and exerciseability of the stock awards will accelerate.

Item 13. Certain Relationships and Related Transactions

     Indebtedness of Management. In July 1999, we loaned Dr. Daniel L. Kisner, then our Chief Executive Officer and currently our Chairman of the Board of Directors, $425,000 in connection with the purchase of a residence. In July 2000, we increased the loan amount by $75,000 to a total of $500,000. The loan has a maximum term of six years with an annual interest rate of 5.96%. As of March 31, 2005, the loan, which is subject to full repayment on July 29, 2005, had an outstanding balance of $148,213.

     In May 2002, we loaned William Kruka $145,937 to cover relocation and housing costs in connection with his acceptance of employment with Caliper. The loan bears annual interest at 3.21% and is repayable on May 15, 2005. The loan provides for annual forgiveness in lieu of repayment at the discretion of Caliper’s Chief Executive Officer, based upon Mr. Kruka’s performance. Through December 31, 2004, cumulative principal of $125,374 had been forgiven under the loan, leaving a remaining balance of $20,563.

     Stock Options. See the section in Item 11 above entitled “Executive Compensation” for a description of stock options granted to our directors and executive officers and employment agreements entered into with our executive officers.

 .

     Indemnification Agreements. We have entered into indemnification agreements with our directors and officers for the indemnification of these persons to the full extent permitted by law. We also intend to execute these agreements with future directors and officers.

     Consulting and Other Agreements. See section in Item 11 above entitled “Employment, Severance and Change of Control Agreements ” for a description of certain consulting and agreements entered into with certain executive officers and directors.

Item 14. Principal Accountant Fees and Services

Principal Accountant Fees and Services

     The following table represents aggregate fees billed to Caliper for fiscal years ended December 31, 2004 and December 31, 2003, by Ernst & Young LLP, Caliper’s independent registered public accounting firm.

	Fiscal Year Ended
	(in thousands)
	2004	2003
Audit Fees	$832	$713

Audit-related Fees	—	200

Tax Fees	67	16

All Other Fees	—	—

Total Fees	$899	$929

     Audit Fees. Consists of fees billed for professional services rendered for the audit of Caliper’s financial statements and review of the interim financial statements included in quarterly reports, Section 404 attest services, and services that are normally provided by Ernst & Young LLP in connection with statutory and regulatory filings or engagements.

     Audit-Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of Caliper’s financial statements and are not reported under “Audit Fees.” During 2003, these services consisted primarily of due diligence and advisory services related to Caliper’s acquisition of Zymark Corporation.

     Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. During each of the fiscal years ended December 31, 2004 and 2003, these services included the preparation and review of Caliper’s income tax returns and general tax advice and planning.

     All Other Fees. Consists of fees for products and services other than the services described above.

     The Audit Committee has determined that the rendering of the services other than audit services by Ernst & Young LLP is compatible with maintaining the principal accountant’s independence.

     All fees for services rendered in 2004 described above were approved by the Audit Committee.

Pre-Approval Policies and Procedures.

     Caliper’s Audit Committee pre-approves all audit and permissible non-audit services provided by its independent auditors. These services may include audit services, audit-related services, tax services and other

 .

services. Prior to engaging Caliper’s independent auditors to render an audit or permissible non-audit service, the Audit Committee specifically approves the engagement of Caliper’s independent auditors to render that service. Accordingly, Caliper does not engage its independent auditors to render audit or permissible non-audit services pursuant to pre-approval policies or procedures or otherwise, unless the engagement to provide such services has been approved by the Audit Committee in advance. As such, the engagement of Ernst & Young LLP to render 100% of the services described in the categories above was approved by the Audit Committee in advance of the rendering of those services.

 .

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Caliper Life Sciences, Inc.
By:	/s/ E. Kevin Hrusovsky
E. Kevin Hrusovsky
Chief Executive Officer

Date: April 29, 2005

 .

Index to Exhibits

Exhibit Number	Description of Document
31.3	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

 .