Form 10-Q
period 2005-03-31
CALIPER LIFE SCIENCES INC
filed 2005-05-10
CIK 1014672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2005.

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

NUMBER OF SHARES OF COMMON STOCK OUTSTANDING ON APRIL 29, 2005: 30,542,683

CALIPER LIFE SCIENCES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CALIPER LIFE SCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(unaudited)

	March 31,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$9,903	$10,403
Marketable securities	37,736	39,834
Accounts receivable, net	12,446	17,040
Inventories	10,707	9,828
Note receivable from director	148	146
Prepaid expenses and other current assets	2,918	1,992

Total current assets	73,858	79,243
Restricted cash	2,151	2,151
Property and equipment, net	6,164	6,186
Intangibles, net	11,828	12,745
Goodwill	47,215	47,215
Other assets	401	407

Total assets	$141,617	$147,947

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,833	$3,164
Accrued compensation	4,092	6,348
Other accrued liabilities	5,444	5,841
Deferred revenue and customer deposits	8,464	7,769
Accrued restructuring costs	3,204	3,177
Current obligations and sale-leaseback arrangements	519	710

Total current liabilities	25,556	27,009
Noncurrent accrued restructuring costs	7,623	8,428
Other noncurrent liabilities	932	931
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock	—	—
Common stock	30	30
Additional paid-in capital	281,656	280,709
Deferred stock compensation	(2,575)	(2,666)
Accumulated deficit	(171,580)	(166,649)
Accumulated other comprehensive income (loss)	(25)	155

Total stockholders’ equity	107,506	111,579

Total liabilities and stockholders’ equity	$141,617	$147,947

See accompanying notes.

CALIPER LIFE SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2005	2004
Revenues:
Product revenue	$13,138	$12,009
Service revenue	3,256	3,061
License fees and contract revenue	2,008	1,863

Total revenue	18,402	16,933
Costs and expenses:
Cost of product revenue	8,792	8,621
Cost of service revenue	1,654	1,641
Research and development	3,939	6,153
Selling, general and administrative	7,486	8,012
Employee stock compensation, net(1)	409	1,695
Amortization of intangible assets	898	1,048
Restructuring credit	—	(134)

Total costs and expenses	23,178	27,036

Operating loss	(4,776)	(10,103)
Interest income, net	142	199
Other expense, net	(212)	(86)

Loss before income taxes	(4,846)	(9,990)
Provision for income taxes	(84)	(46)

Net loss	$(4,930)	$(10,036)

Net loss per share, basic and diluted	$(0.16)	$(0.35)
Shares used in computing net loss per common share, basic and diluted	30,453	28,589

(1)	Includes employee stock compensation, net, related to employees classified within expenses as follows:

Cost of revenue	$46	$82
Research and development	80	157
Selling, general and administrative	283	1,456

Total	$409	$1,695

See accompanying notes.

CALIPER LIFE SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended
	March 31,
	2005	2004
Operating activities
Net loss	$(4,930)	$(10,036)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	1,728	2,621
Share-based compensation	415	1,711
Non-cash restructuring credits	—	(134)
Interest accretion related to accrued restructuring	90	52
Loss from disposal of fixed assets	1	96
Changes in operating assets and liabilities
Accounts receivable	4,337	(2,922)
Inventories	(1,036)	(158)
Prepaid expenses and other current assets	(942)	(700)
Other assets	—	(22)
Notes receivable from director	(2)	39
Accounts payable and other accrued liabilities	351	161
Accrued compensation	(2,223)	(73)
Deferred revenue and customer deposits	802	977
Other non-current liabilities	1	—
Payments of accrued restructuring obligations	(868)	(2,219)

Net cash from operating activities	(2,276)	(10,607)

Investing activities
Purchases of marketable securities	(2,972)	(12,645)
Proceeds from sales of marketable securities	2,959	14,210
Proceeds from maturities of marketable securities	2,037	5,881
Purchases of property and equipment	(801)	(1,148)

Net cash from investing activities	1,223	6,298

Financing activities
Payments of obligations under sale-leaseback arrangements	(169)	(500)
Proceeds from issuance of common stock	621	1,501

Net cash from financing activities	452	1,001

Effect of exchange rates on changes in cash and cash equivalents	101	48
Net decrease in cash and cash equivalents	(500)	(3,260)
Cash and cash equivalents at beginning of period	10,403	8,889

Cash and cash equivalents at end of period	$9,903	$5,629

See accompanying notes.

CALIPER LIFE SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005
(Unaudited)

1. Summary of Significant Accounting Principles

Basis of Presentation

     Caliper Life Sciences, Inc. (“Caliper”), uses its core technologies of liquid handling, automation, and LabChip microfluidics to create enabling solutions for the life sciences industry. These products perform laboratory experiments for use in the pharmaceutical industry and other industries. Caliper currently operates in one business segment, the development and commercialization of life science instruments and related consumables and services for use in drug discovery and other life sciences research and development.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For example, we typically experience higher revenues in the second half of our fiscal year as a result of capital spending patterns of our customers. The consolidated balance sheet as of December 31, 2004, has been derived from audited financial statements as of that date. For further information, refer to the financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2004, filed by Caliper Life Sciences, Inc.

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

Revenue Recognition

General Policy

     Caliper recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable, and collectibility is reasonably assured. Revenue is recognized on product sales when goods are shipped under Caliper’s standard terms of “FOB origin.” Revenues on shipments subject to customer acceptance provisions are recognized only upon customer acceptance, provided all other revenue recognition criteria are met. Services offered by Caliper are generally recognized as revenue as the services are performed (or, as applicable, ratably over the contract service term in the case of annual maintenance contracts). Revenue from licensing agreements is deferred and recognized over the term of the agreement, or in certain circumstances, when milestones are met. Revenue recognized is not subject to repayment. Cash received that is related to future performance under such contracts is deferred and recognized as revenue when earned. Except in limited circumstances, sales made by Caliper do not include general return rights or privileges. Based upon Caliper’s prior experience, sales returns are not significant, and therefore Caliper has made no provision for sales returns or other allowances. Provision is made at the time of sale for estimated costs related to Caliper’s warranty obligations to customers.

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

Datapoints

     In certain cases, customers will be charged on a datapoint pricing basis for their usage of Labchips. A datapoint is generated each time a Caliper instrument system introduces a sample into a Labchip through a sipper in order to perform a particular LabChip technology assay. Datapoints are the test-results that Caliper’s customers record when they use Caliper’s instruments. Caliper records datapoint revenues in the period that Caliper’s customers produce these datapoints and communicate such use to Caliper. Datapoint rates are contractually negotiated between Caliper and its customers. Under minimum datapoint fee arrangements, datapoint revenues are recorded over the period during which the minimum applies, provided Caliper has no ongoing performance obligations with respect to these minimum fees.

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

Licensing and Royalty

     Revenue from up-front license fees is recognized when the earnings process is complete and no further obligations exist. If further obligations exist, the up-front license fee is recognized ratably over the obligation period. Royalties from licenses are based on third-party sales and recorded as earned in accordance with contract terms, when third-party results are reliably measured and collectibility is reasonably assured.

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

Changes in Caliper’s warranty obligation during the three months ended March 31, 2005 and 2004 are as follows (in thousands):

	2005	2004
Balance, beginning of period	$1,436	$1,108
Warranties issued during the period	359	220
Settlements made during the period	(343)	(261)

Balance, end of period	$1,452	$1,067

Net Loss Per Share

     Basic earnings per share is calculated based on the weighted-average number of common shares outstanding during the period. Diluted earnings per share would give effect to the dilutive effect of common stock equivalents consisting of stock options, unvested restricted stock, and unvested restricted stock units (calculated using the treasury stock method).

     Common stock equivalents equal to 7.3 and 8.3 million shares (prior to the application of the treasury stock method) were excluded from the computation of net loss per share in each of the three months ended March 31, 2005 and 2004, respectively, as they would have an antidilutive effect due to Caliper’s net loss.

Stock-Based Compensation

     Caliper presently accounts for its stock options and equity awards in accordance with the intrinsic value method under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and has elected to follow the “disclosure only” alternative prescribed by Financial Accounting Standards Board’s SFAS No. 123, “Accounting for Stock-Based Compensation.” Accordingly, no compensation expense is recognized in Caliper’s financial statements for stock options granted to employees which had an exercise price equal to the fair value of the underlying common stock on date of grant. Caliper accounts for stock options issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF No. 96-18, “Accounting for Equity Instruments that are issued to other than Employees for Acquiring, or in Conjunction with Selling Goods or Services.” For the three months ended March 31, 2005 and 2004, compensation expense related to stock options issued to non-employees was not material.

     The following table illustrates the effect on net loss and net loss per share if Caliper had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — and amendment of FASB Statement No. 123.” For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options using the straight-line method. Caliper’s pro forma information is as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2005	2004
Net loss:
As reported	$(4,930)	$(10,036)
Add: Stock-based employee compensation expense included in reported net loss	409	1,695
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards	(2,607)	(6,891)

Pro forma net loss	$(7,128)	$(15,232)

Net loss per share:
As reported:
Basic and diluted	$(0.16)	$(0.35)
Pro forma:
Basic and diluted	$(0.23)	$(0.53)

     The effects of applying SFAS No. 123 for pro forma disclosures are not likely to be representative of the effects on reported net loss for future years.

Recent Accounting Pronouncements

     On December 16, 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123 (revised 2004), “Share-Based Payment” (“Statement 123(R)”), which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Caliper will be required to adopt Statement 123(R) at the beginning of its first quarter of fiscal 2006.

     Statement 123(R) permits public companies to adopt its requirements using one of two methods:

•	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date.

•	A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures for either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

     Caliper plans to adopt Statement 123(R) using the modified prospective method. Statement 123(R) will likely affect Caliper’s equity compensation strategy pursuant to its employee stock plans. Caliper is currently assessing the impact that the adoption of Statement 123(R) will have on its results of operations and related disclosures. In addition, Caliper is evaluating whether to use a closed-form model (for example, the Black-Scholes-Merton formula) or a lattice model to estimate fair value and whether to elect an accelerated method (for example, the graded-vesting method as defined by FASB Interpretation No. 28) or a straight-line recognition method.

2. Inventories

     Inventories are stated at the lower of cost or market (determined on a first-in, first-out basis). Inventories consist of the following (in thousands):

	March 31,	December 31,
	2005	2004
Raw material	$5,914	$4,780
Work-in-process	404	852
Finished goods	4,389	4,196

Total	$10,707	$9,828

3. Comprehensive Loss

     Comprehensive loss for the three months ended March 31, 2005 and 2004 is as follows (in thousands):

	Three Months Ended
	March 31,
	2005	2004
Net loss	$(4,930)	$(10,036)
Unrealized loss on marketable securities	(76)	(49)
Foreign currency translation gain (loss)	(108)	28

Comprehensive loss	$(5,114)	$(10,057)

4. Restructuring Activities

The following summarizes restructuring activities which are not completed as of March 31, 2005:

•	In November 2003, Caliper closed one of its three facilities in Mountain View, CA that was used primarily for instrument manufacturing and research and development activities, and recognized a $7.7 million charge related to costs estimated over the remainder of the lease (June 2008), including leasehold improvements having a carrying value of $319,000 that had no further use.

•	In June 2004, as a result of efficiencies achieved following Caliper’s strategic prioritization of research and development programs, Caliper vacated and shut down approximately one half of a second Mountain View facility that was primarily used for research and development activities, and recognized an additional $2.2 million charge related to costs estimated over the remainder of the lease (June 2008), including leasehold improvements having a carrying value of $67,000 that had no further use.

•	In December 2004, Caliper was successful in achieving additional efficiencies that enabled it to complete the full closure of the second facility above. In connection with this latest action taken in December 2004, Caliper also reassessed its previous estimates supporting the earlier charges taken and determined, on the basis of recent real estate market conditions, that a $3.6 million charge was necessary to both account for the latest closure and reflect the fair value of its remaining lease payments for both idled facilities as of December 31, 2004. Of the total charge, $1.7 million was related to Caliper’s revised estimate of the sublease income potential and $246,000 was related to leasehold improvements that had no further use.

     The facility closures were accounted for in accordance with Statement of Financial Accounting Standard No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” pursuant to which Caliper recorded a liability equal to the fair value of the remaining lease payments as of the cease-use date for each of the closed facilities. Fair value was determined based upon the discounted present value of remaining lease rentals (5% discount rate used), for the space no longer occupied, reduced by the discounted present value of future estimated sublease rentals (revised in December 2004 to assume no future sublease rental income based upon market conditions)

through the end of the lease. Caliper intends to sublease the facilities if the commercial real estate market improves, and will adjust the fair value of the remaining lease payments in accordance with any new developments that result in changes to underlying assumptions.

     The following table summarizes the restructuring accrual activity during the three months ended March 31, 2005 (in thousands):

Facility
Lease
Accrual
Balance, December 31, 2004	$11,605

Accretion of facility lease accrual	90

Payments	(868)

Balance, March 31, 2005	$10,827

     The two unoccupied facilities each include 28,800 square feet of space. Minimum monthly lease and operating expense payments under these leases are currently $180,000 and $114,000 related to each building. These payments escalate at approximately 4% and 3%, respectively, through the expiration of the leases in June 2008. The restructuring liability as of March 31, 2005 reflects the minimum future payment obligations related to base lease rentals and operating charges over the remaining lease lives through June 30, 2008, discounted at 5%, as follows (in thousands):

Years ending December 31:
2005 (9 months)	$2,665
2006	3,657
2007	3,784
2008	1,922

Total minimum lease and principal payments	12,028
Less: Amount representing interest	1,201

Present value of future payments	10,827
Less: Current portion of obligations	3,204

Noncurrent portion of obligations	$7,623

5. Commitments

     As of March 31, 2005, future minimum payments under operating leases for occupied facilities, sale-leaseback obligations and other obligations were as follows (in thousands):

	Operating	Sale-Leaseback	Other
	Leases	Arrangements	Obligations
Years ending December 31:
2005 (9 months)	$3,381	$135	$387
2006	2,745	—	—
2007	2,428	—	—
2008	2,214	—	—
2009	273	—	—
Thereafter	477	—	—

Total minimum lease and principal payments	$11,518	135	387

Amount representing interest		$(3)	—

Present value of future payments		132	387
Current portion of sale-leaseback arrangements and other obligations		(132)	(387)

Noncurrent portion of obligations		$—	$—

     The table above does not include operating lease commitments related to a new lease agreement entered into on April 27, 2005, as further discussed in Note 6.

     Letters-of-Credit

     In connection with its Mountain View, CA leases, Caliper has pledged a portion of its cash investments to secure standby letters-of-credit in the outstanding amount of $2.2 million as of March 31, 2005 as security deposits under the leases. In addition, Caliper has pledged cash deposits to secure standby letters-of-credit in the amount of $212,000 as of March 31, 2005, as security for certain customer deposits. The total amount of cash deposits pledged as collateral of $2.4 million are shown as restricted cash on the accompanying balance sheet as of March 31, 2005, including $279,000 within cash and cost equivalents.

6. Subsequent Event

     On April 27, 2005, Caliper entered into a new lease agreement covering its Hopkinton, Massachusetts headquarters. Pursuant to the lease, Caliper will continue to lease its existing facilities, comprised of two separate buildings totaling approximately 117,000 square feet. This lease supercedes and replaces Caliper’s existing lease for these facilities, which otherwise was due to expire on December 31, 2005. The initial term of the lease will expire on December 31, 2015. The lease contains two five-year extension options, which are exercisable at Caliper’s option. Basic rent under the lease will be $97,000 per month for the remainder of 2005, which is unchanged from the former lease arrangement. Thereafter, annual basic rent for the leased facilities will be $1.2 million from January 1, 2006 through June 30, 2008; $1.5 million from July 1, 2008 through December 31, 2011; and $1.6 million from January 1, 2012 through December 31, 2015. Under the terms of the lease, Caliper is also required to pay utilities, property taxes, and other operating and maintenance expenses relating to the leased facilities. As a security deposit for Caliper’s obligations under the lease, Caliper is required to deliver to the landlord a letter of credit for approximately $1.5 million. The amount of this letter of credit will be reduced by $200,000 on each of the first seven anniversaries of the commencement date of the lease, provided that Caliper is not then in default under the terms of the lease. Under the terms of the lease Caliper is entitled to undertake certain improvements and expansions of the leased facilities, which Caliper does expect to undertake, subject to obtaining necessary permits and approvals. Caliper presently estimates that these improvements and expansions will cost approximately $4.9 million, of which approximately $3.3 million will be funded by the landlord, with the balance to be funded by Caliper. Caliper is obligated to spend not less than $1.6 million in connection with these improvements and expansions. The lease also contains other terms and conditions that are typical of commercial leases of this type.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of March 31, 2005 and for the three month periods ended March 31, 2005 and March 31, 2004 should be read in conjunction with our financial statements included in this Quarterly Report on Form 10-Q and Management’s Discussion and Analysis of Financial Condition and Results of Operations and our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

Overview of First Quarter — 2005

     During the first quarter of 2005, we maintained revenue growth and the steps taken in 2004 to rationalize our cost structure continued to benefit our gross margins, reduce our cash utilization and improve our bottom line. The 9% overall increase in our first quarter revenue, compared to the first quarter of 2004, resulted primarily from increased sales of our drug discovery products and services, and as a result of a new multi-year supply agreement with Amphora Discovery Corporation and increased sales of Staccato Automated Workstations, including new sales to an OEM partner. However, we are cautious in our outlook for the remainder of 2005 due to general economic uncertainty and indications of reduced overall spending by pharmaceutical companies and the potential impact this may have on our industry. Also, during the first quarter we experienced a decline in sales of our pharmaceutical development and quality (PDQ) instrument products, and do not expect to see sales increase in this area on a comparable basis until next generation products presently in development become available for commercial release in the first half of 2006.

     We accomplished several important achievements during the first quarter including announcements of two new large pharmaceutical companies that have adopted our microfluidic technologies, and that we have entered into a new multi-year supply agreement with Amphora under which Amphora will purchase LabChip products and pay us for datapoints generated by Amphora on its LabChip instruments. In addition, we entered into a new microfluidic technology licensing agreement with Affymetrix. This license will enable Affymetrix to explore development of products that use both our LabChips and Affymetrix’ GeneChip technologies on one platform.

     Based upon our assessment of current economic conditions, our full year revenue projection is currently $84 to $90 million. This financial projection is a forward-looking statement that is subject to risks and uncertainties, and is only made as of the date of the filing of this Form 10-Q. This projection is based upon assumptions that we have made and believe to be reasonable. However, actual results may vary significantly from these projections due to the risks and uncertainties inherent in our business as described in the section entitled “Factors Affecting Operating Results” below. We are intending to aggressively pursue assay development services and aftermarket consumables revenues, which have higher margins and are less subject to capital spending fluctuations.

Critical Accounting Policies

     The critical accounting policies used in the preparation of our financial statements that we believe affect our more significant judgments and estimates used in the preparation of our consolidated financial statements presented in this report are described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004. There have been no material changes to the critical accounting policies.

Results of Operations for the Three Months Ended March 31, 2005 and 2004

Revenue

	Three Months Ended
	March 31,
(In thousands)	2005	2004	$ Change	% Change
Product revenue	$13,138	$12,009	$1,129	9%
Service revenue	3,256	3,061	195	6%
License fees and contract revenue	2,008	1,863	145	8%

Total Revenues	$18,402	$16,933	$1,469	9%

     Total Revenue. The total revenue increase in 2005 resulted primarily from increased product sales, new service revenues, and new license revenues, offset by a decrease in contract revenue in comparison to 2004. Changes in foreign currencies accounted for approximately $200,000, or 1.2% of the increase in total revenue.

     Product Revenue. The majority of the increase in product revenue was primarily due to strength of certain instrument sales, particularly our high-throughput screening and integrated workstations (Staccato Automated Workstations) that incorporate our Caliper Sciclone ALH 3000. Improved Staccato sales during the first quarter included sales of new OEM partner systems that we began manufacturing and delivering during the second half of 2004. In total, sales of instruments in our drug discovery product family, including the improvement in Staccato sales above, increased by approximately $1.8 million, and sales of instruments in our pharmaceutical development and quality (PDQ) product family and other specialty instruments declined by approximately $760,000. Sales of our existing PDQ products have slowed or declined as these products have matured, and we do not anticipate increasing sales of PDQ products until next generation products currently in development are commercially released in the first half of 2006. Within our overall product growth, we saw improvement in non-instrument product sales of approximately $950,000 in comparison to 2004, a significant portion of which was due to datapoint purchases pursuant to a new supply agreement for microfluidic products that we entered into during the first quarter. However, this improvement was offset by an $850,000 decrease in non-instrument product sales as a result of software product upgrades sold to a customer in the first quarter of 2004 for which there was no comparable revenue in 2005.

     Service Revenue. The increase in service revenue in 2005 was primarily due to assay development services related to compound selectivity screening profiles. Assay development services emerged as a growing business opportunity in 2004 as the need for drug compound selectivity screening, especially for kinases, has arisen in recent years. This trend has in turn generated the need for fast, cost-effective ways to generate numerous assays in response to companies’ specific profiling strategies.

     License Fees and Contract Revenue. The total increase in license fees and contract revenue during 2005 was primarily due to an initial license fee under a microfluidic technology licensing agreement we entered into during the quarter, offset in part by a decrease in contract revenue from two OEM collaboration partners, including one partner who launched a new product in October, 2004 as a result of our prior collaboration efforts.

Costs

	Three Months Ended
	March 31,
(In thousands)	2005	2004	$ Change	% Change
Cost of product revenue	$8,792	$8,621	$171	2%
Cost of service	1,654	1,641	13	1%

     Cost of Product Revenue. The net increase in cost of product revenue is due primarily to incremental direct costs associated with the increase in product revenues generated during the three months ended March 31, 2005 compared to 2004, offset by reductions in scrap and provisions for excess and obsolete inventory totaling approximately $250,000.

     Cost of Service Revenue. Cost of service revenue in 2005 remained relatively unchanged from 2004 due to the fact that the expense base has remained consistent and revenues increased only slightly during the first quarter.

     Gross Margins. Our gross margin on product revenue was 33% for the three months ended March 31, 2005, as compared to 28% for the same period in 2004. The improvement during the three-month period ended March 31, 2005 as compared to the same period in 2004 occurred as a result of manufacturing efficiencies, and the effects of reduced scrap and inventory provisions discussed above. Gross margin on service revenue was 49% for the three months ended March 31, 2005, as compared to 46%, for the same period in 2004. The increase in the service margin relates to the increase in billable services during the period while maintaining a relatively consistent expense base.

Expenses

	Three Months Ended
	March 31,
(In thousands)	2005	2004	$ Change	% Change
Research and development	$3,939	$6,153	$(2,214)	(36)%
Selling, general and administrative	7,486	8,012	(526)	(7)%
Stock-based compensation	409	1,695	(1,286)	(76)%
Amortization of intangible assets	898	1,048	(150)	(14)%
Restructuring credit	—	(134)	134	100%

     Research and Development Expenses. The decrease in research and development expenses is primarily due to a decrease of approximately $900,000 in employment costs associated with reduced headcount, which was lower by approximately 20 employees in comparison to the corresponding period in 2004. The reductions resulted from fewer projects, due to greater commercial emphasis on project prioritization, and improved productivity of our research and development investments. The level of ongoing research and development expense is highly dependent upon the number and significance of ongoing projects at any particular time. In addition, research and development expenses were approximately $400,000 lower as a result of reduced rent and operating costs stemming from our consolidation of facilities in Mountain View, CA during the second half of 2004. The remaining decrease resulted from $500,000 of reduced depreciation in connection with retired research and development capital assets and $400,000 related to other cost savings realized across various categories of operating expenses. We currently expect research and development expenses to be moderately higher in future quarters as we continue to develop new products and product enhancements.

     Selling, General and Administrative Expenses. The decrease in selling, general and administrative expenses was due primarily to a decrease of approximately $250,000 in employment costs associated with reduced headcount of approximately 15 employees which was evenly divided across sales and marketing and general and administrative departments. The reduced headcount was due to several factors including finalization of our integration with Zymark, planned attrition, and the timing of new hire replacements for certain open positions. The remainder of the reduction in selling, general and administrative expenses was due to several cost savings across various categories of spending due to effective cost management.

     Stock-based Compensation. The decrease in stock based compensation primarily results from charges of $1.4 million in the first quarter of 2004, that were related to employment and separation agreements with former executives and other senior employees whose employment was terminated during the first quarter of 2004. We had no comparable charges in the first quarter of 2005. Stock compensation expense, excluding these severance related costs in 2004, otherwise increased by approximately $150,000 as a result of incremental amortization of deferred compensation recorded during the third quarter of 2004 in connection with share-based equity awards granted to employees. In addition, amortization of below fair market value stock options issued prior to Caliper’s IPO in 1995, which was $55,000 during the first quarter of 2004, was completed during the third quarter of 2004. Assuming no changes to current outstanding stock awards or changes in personnel, we estimate stock-based compensation to be approximately $1.3 million over the remainder of 2005. We are in the process of completing our analysis of the effects of expensing of share-based equity awards in accordance with SFAS 123(R).

     Amortization of Intangible Assets. Amortization of intangible assets relates solely to the intangible assets acquired in the Zymark acquisition. The expense decreased as a result of certain intangible assets which were amortized over less than twelve months. Scheduled amortization is $2.7 million for the remainder of 2005, $3.6 million for each of the years 2006 and 2007, and the remaining $1.9 million in 2008.

     Restructuring Credit. We recognized a $134,000 restructuring credit in the three months ended March 31, 2004 to adjust the estimated restructuring liability related to severance and benefits associated with the December 2003 reductions in force.

Interest Income, Net

	Three Months
	Ended
	March 31,
(In thousands)	2005	2004	$ Change	% Change
Interest income, net	$142	$199	$(57)	(29)%

     Interest income, net decreased due to lower cash, cash equivalents and marketable securities balances over the three months ended March 31, 2005 as compared to the same period in 2004.

Liquidity and Capital Resources

     Our cash, cash equivalents and marketable securities decreased $2.6 million to $47.6 million at March 31, 2005, compared to $50.2 million as of December 31, 2004. During the corresponding three months of 2004, total cash, cash equivalents and marketable securities decreased by $11.0 million. This improvement in 2005 in comparison to 2004 resulted from our revenue growth and steps taken in 2004 to rationalize our cost structure and improve our gross margins.

Cash Flows

	Three Months Ended March 31,

(In thousands)	2005	2004	$ Change
Cash provided by (used in)
Operating Activities	$(2,276)	$(10,607)	$8,331
Investing Activities	1,223	6,298	(5,075)
Financing Activities	452	1,001	(549)

     Operating Activities. Our cash used in operations decreased as compared to the first quarter of 2004 primarily as a result of an increase in cash collected from customers of $8.7 million in 2005. Cash payments to employees as compared to the first quarter of 2004 decreased on an overall basis by $100,000 as a result of bonus payments of $1.5 million earned in 2004 and paid in 2005, offset by a $1.6 million savings as a result of having no severance-related restructuring payments to former employees in 2005. Payments of accrued facilities’ obligations due to building closures in 2003 and 2004 increased by $300,000. Cash payments to suppliers for all other operating expenses increased by approximately $200,000.

     Investing Activities. Our cash provided by investing activities decreased $5.1 million as compared to the first quarter of 2004 as a result of a decrease in proceeds from sales and maturities of marketable equity securities, offset in part by reduced spending for purchases of property and equipment.

     Financing Activities. Cash provided by (used in) financing activities as compared to the first quarter of 2004 decreased by $549,000 due to an $880,000 decrease in proceeds from common stock sales pursuant to option exercises, offset by a decrease of $331,000 in payments made under sale-leaseback obligations.

     Our commitments under leases and other obligations as of March 31, 2005 were not materially different from that as of December 31, 2004. As further described in Note 6 of the Notes to Consolidated Financial Statements, Caliper entered into a new lease agreement for its Massachusetts headquarters. Annual basic rent for the leased facilities will be $1.2 million from January 1, 2006 through June 30, 2008; $1.5 million from July 1, 2008 through December 31, 2011; and $1.6 million from January 1, 2012 through December 31, 2015. As of December 31, 2004, we had commitments under leases and other obligations totaling $26.0 million, payable in varying amounts over five years, as more fully described in Item 7 of our Annual Report on Form 10-K.

     Financial Projections. We are providing updated financial projections for 2005 as follows:

•	We expect full year revenues for 2005 to be approximately $84 million to $90 million, and second quarter 2005 revenues to be approximately $17 to $20 million. We reduced our full year revenue outlook from our prior estimate of $87 million to $92 million based upon indications of reduced overall spending by certain pharmaceutical companies and associated pressures on our industry. In addition, sales of our existing PDQ products have slowed or declined as these products have matured, and we do not anticipate being able to replace these sales until next generation products presently in development are commercially released during the first half of 2006.

•	We project combined gross margins from products and services of approximately 36% in the second quarter and maintain our estimate of 37% to 40% on a full-year basis.

•	We are maintaining our goal to attain positive cash flows from operations during the fourth quarter of 2005.

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

     To date, our microfluidic-based drug discovery systems have been sold as a result of senior level relationship selling and we have not yet achieved broadened sales through our sales and marketing organization. In addition, these systems and the technologies are still relatively new to our sales and marketing organization, which may limit our ability to effectively market and sell these systems. If we cannot market these systems effectively, their market acceptance may be limited.

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

     We have experienced significant operating losses each year since our inception and expect to incur substantial additional operating losses in 2005. We may never achieve profitability. As of March 31, 2005, we had an accumulated deficit of approximately $171.6 million. Our losses have resulted principally from costs incurred in research and development, product marketing and from general and administrative costs associated with our operations. These costs have exceeded our interest income and revenue which, to date, have been generated principally from product sales, collaborative research and development agreements, technology access fees, cash and investment balances.

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

     Historically, we have had very few customers and one commercial partner, Agilent, from which we have derived a significant portion of our revenue, although our acquisition of Zymark in July 2003 greatly expanded our customer base. If we were to lose Agilent as a customer for our chips, and one or more of our other significant customers, our revenue could decrease significantly.

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

     Our stock has been trading on the Nasdaq National Market only since mid-December 1999. We initially offered our common stock to the public at $16.00 per share. Since then our stock price has been extremely volatile and has ranged, through March 10, 2005, from a high of approximately $202.00 per share on March 2, 2000 to a low of $2.71 per share both on January 28, 2003 and February 6, 2003. Our stock price may drop substantially following an investment in our common stock. We expect that our stock price will remain volatile as a result of a number of factors, including:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

     Our primary market risk exposures are foreign currency fluctuation and interest rate sensitivity. There have been no material changes to the information included under Item 7A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

Item 4. Controls and Procedures

     We evaluated our “disclosure controls and procedures” and our “internal controls and procedures for financial reporting” as of March 31, 2005. This evaluation was done under the supervision and with the participation of management, including our chief executive officer and our chief financial officer.

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

     Based on their evaluation as of March 31, 2005, the chief executive officer and the chief financial officer have concluded that our disclosure controls and procedures, as defined by Exchange Act Rules 13(a)-15(e) and 15(d)-15(e), are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Limitations on the Effectiveness of Disclosure Controls and Procedures. Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Caliper have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. Because of the inherent limitations in a cost-effective control system, misstatements due to error fraud may occur and not be detected.

Part II – Other Information

Item 1. Legal Proceedings

        Commencing on June 7, 2001, Caliper and three of its officers and directors (David V. Milligan, Daniel L. Kisner and James L. Knighton) were named as defendants in three securities class action lawsuits filed in the United States District Court for the Southern District of New York. The cases have been consolidated under the caption In re Caliper Technologies Corp. Initial Public Offering Securities Litigation, 01 Civ. 5072 (SAS) (GBD). Similar complaints were filed against approximately 300 other public companies that conducted IPOs of their common stock during the late 1990s (the “IPO Lawsuits”). On August 8, 2001, the IPO Lawsuits were consolidated for pretrial purposes before United States Judge Shira Scheindlin of the Southern District of New York. Together, those cases are denominated In re Initial Public Offering Securities Litigation, 21 MC 92(SAS). On April 19, 2002, a Consolidated Amended Complaint was filed alleging claims against Caliper and the individual defendants under Sections 11 and 15 of the Securities Act of 1933, and under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as well as Rule 10b-5 promulgated thereunder. The Consolidated Amended Complaint also names certain underwriters of Caliper’s December 1999 initial public offering of common stock. The Complaint alleges that these underwriters charged excessive, undisclosed commissions to investors and entered into improper agreements with investors relating to aftermarket transactions. The Complaint seeks an unspecified amount of money damages. Caliper and the other issuers named as defendants in the IPO Lawsuits moved on July 15, 2002 to dismiss all claims on multiple grounds. By Stipulation and Order dated October 9, 2002, the claims against Messrs. Milligan, Kisner and Knighton were dismissed without prejudice. On February 19, 2003, the Court granted Caliper’s motion to dismiss all claims against it. Plaintiffs were not given the right to replead the claims against Caliper; the time to appeal the dismissal has not yet expired. In May 2003, a Memorandum of Understanding was executed by counsel for plaintiffs, issuers and their insurers setting forth the terms of a settlement that would result in the termination of all claims brought by plaintiffs against the issuers and individual defendants named in the IPO Lawsuits. On July 7, 2003, a Special Litigation Committee of the Caliper Board of Directors approved the settlement terms described in that Memorandum of Understanding, which was subsequently set forth in definitive Settlement Agreement among the settling parties. On February 15, 2005, Judge Scheindlin issued an order granting preliminary approval of the settlement, subject to the condition that the settling parties agree to modify the terms of the settlement to limit the scope of the bar order contemplated by the settlement. Caliper has reviewed the impact of this condition to the Court’s approval of the settlement in the context of the overall benefits of the settlement for Caliper and determined that it is still in Caliper’s best interests to proceed with the settlement. Judge Scheindlin has scheduled the final hearing for this settlement during the first quarter of 2006. The final resolution of this litigation is not expected to have a material impact on Caliper’s financial statements.

Item 6. Exhibits

Exhibit
Number	Description of document
3.1(1)	Amended and Restated Certificate of Incorporation of Caliper.

3.2(2)	Certificate of Designation Of Series A Junior Participating Preferred Stock.

3.3(3)	Restated Bylaws of Caliper.

3.4(4)	Amendment No. 1 to Bylaws of Caliper.

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.

4.2(5)	Specimen Stock Certificate.

4.3(2)	Rights Agreement, dated as of December 18, 2001, between Caliper and Wells Fargo Bank Minnesota, N.A., as Rights Agent.

10.14(7)	Lease Agreement, dated as of April 25, 2005, between Caliper and BCIA New England Holdings LLC.

10.18(6)	Caliper Performance Bonus Plan.

10.20(6)	Summary Cash Compensation Sheet.

10.29(5)	Key Employee Change of Control and Severance Benefit Plan.

31.1	Certification of Chief Executive Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2*	Certification of Chief Financial Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

(1)	Previously filed as the like-numbered Exhibit to Form 10-Q for the quarterly period ended March 31, 2004 and incorporated by reference herein.

(2)	Previously filed as Exhibit 99.1 to Current Report on Form 8-K filed December 19, 2001 and incorporated by reference herein.

(3)	Previously filed as Exhibit 3.4 to our Registration Statement on Form S-1, as amended, File No. 333-88827, filed on October 12, 1999 and incorporated by reference herein.

(4)	Previously filed as the like-numbered Exhibit to Form 10-K for the year ended December 31, 2002 and incorporated by reference herein.

(5)	Previously filed as the like-numbered Exhibit to Annual Report on Form 10-K for the annual period ended December 31, 2004 and incorporated by reference herein.

(6)	Previously filed as the like-numbered Exhibit to Current Report on Form 8-K filed March 16, 2005 and incorporated by reference herein.

(7)	Previously filed as Exhibit 99.1 to Current Report on Form 8-K filed April 28, 2005 and incorporated by reference herein.

*	The certifications attached as Exhibits 32.1 and 32.2 accompanies this Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Caliper for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALIPER LIFE SCIENCES, INC.

Date: May 10, 2005	By: /s/ E. Kevin Hrusovsky

E. Kevin Hrusovsky
Chief Executive Officer and President

By: /s/ Thomas T. Higgins

Thomas T. Higgins
Executive Vice President and Chief Financial Officer

Exhibit
Number	Description of document
3.1(1)	Amended and Restated Certificate of Incorporation of Caliper.

3.2(2)	Certificate of Designation Of Series A Junior Participating Preferred Stock.

3.3(3)	Restated Bylaws of Caliper.

3.4(4)	Amendment No. 1 to Bylaws of Caliper.

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.

4.2(5)	Specimen Stock Certificate.

4.3(2)	Rights Agreement, dated as of December 18, 2001, between Caliper and Wells Fargo Bank Minnesota, N.A., as Rights Agent.

10.14(7)	Lease Agreement, dated as of April 25, 2005, between Caliper and BCIA New England Holdings LLC.

10.18(6)	Caliper Performance Bonus Plan.

10.20(6)	Summary Cash Compensation Sheet.

10.29(5)	Key Employee Change of Control and Severance Benefit Plan.

31.1	Certification of Chief Executive Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2*	Certification of Chief Financial Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

(1)	Previously filed as the like-numbered Exhibit to Form 10-Q for the quarterly period ended March 31, 2004 and incorporated by reference herein.

(2)	Previously filed as Exhibit 99.1 to Current Report on Form 8-K filed December 19, 2001 and incorporated by reference herein.

(3)	Previously filed as Exhibit 3.4 to our Registration Statement on Form S-1, as amended, File No. 333-88827, filed on October 12, 1999 and incorporated by reference herein.

(4)	Previously filed as the like-numbered Exhibit to Form 10-K for the year ended December 31, 2002 and incorporated by reference herein.

(5)	Previously filed as the like-numbered Exhibit to Annual Report on Form 10-K for the annual period ended December 31, 2004 and incorporated by reference herein.

(6)	Previously filed as the like-numbered Exhibit to Current Report on Form 8-K filed March 16, 2005 and incorporated by reference herein.

(7)	Previously filed as Exhibit 99.1 to Current Report on Form 8-K filed April 28, 2005 and incorporated by reference herein.

*	The certifications attached as Exhibits 32.1 and 32.2 accompanies this Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Caliper for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.