Form 10-Q
period 2005-06-30
CALIPER LIFE SCIENCES INC
filed 2005-08-09
CIK 1014672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended June 30, 2005.
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
Registrant’s telephone number, including area code: (508) 435-9500
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
NUMBER OF SHARES OF COMMON STOCK OUTSTANDING ON July 29, 2005: 30,707,820

CALIPER LIFE SCIENCES, INC.
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CALIPER LIFE SCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(unaudited)

	June 30,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$5,107	$10,403
Marketable securities	35,731	39,834
Accounts receivable, net	12,791	17,040
Inventories	12,194	9,828
Note receivable from director	150	146
Prepaid expenses and other current assets	2,925	1,992

Total current assets	68,898	79,243
Restricted cash	3,424	2,151
Property and equipment, net	7,100	6,186
Intangibles, net	10,922	12,745
Goodwill	47,215	47,215
Other assets	714	407

Total assets	$138,273	$147,947

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,007	$3,164
Accrued compensation	4,579	6,348
Other accrued liabilities	6,208	5,841
Deferred revenue and customer deposits	7,447	7,769
Current portion of accrued restructuring	3,234	3,177
Current portion of obligations and sale-leaseback arrangements	362	710

Total current liabilities	25,837	27,009
Noncurrent portion of accrued restructuring	6,815	8,428
Other noncurrent liabilities	1,179	931
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock	—	—
Common stock	31	30
Additional paid-in capital	282,395	280,709
Deferred stock compensation	(2,191)	(2,666)
Accumulated deficit	(175,765)	(166,649)
Accumulated other comprehensive income (loss)	(28)	155

Total stockholders’ equity	104,442	111,579

Total liabilities and stockholders’ equity	$138,273	$147,947

See accompanying notes.

CALIPER LIFE SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenues:
Product revenue	$12,443	$12,985	$25,581	$24,994
Service revenue	3,600	3,581	6,856	6,641
License fees and contract revenue	4,290	2,356	6,298	4,219

Total revenue	20,333	18,922	38,735	35,854

Costs and expenses:
Cost of product revenue	9,016	8,491	17,808	17,112
Cost of service revenue	1,739	1,643	3,392	3,284
Research and development	4,497	6,592	8,436	12,745
Selling, general and administrative	7,804	8,350	15,290	16,363
Employee stock compensation, net(1)	422	235	831	1,930
Amortization of intangible assets	898	896	1,796	1,943
Restructuring charges	—	2,352	—	2,218

Total costs and expenses	24,376	28,559	47,553	55,595

Operating loss	(4,043)	(9,637)	(8,818)	(19,741)
Interest income, net	145	137	287	336
Other income (expense), net	(240)	43	(453)	(43)

Loss before income taxes	(4,138)	(9,457)	(8,984)	(19,448)
Provision for income taxes	(48)	(16)	(132)	(62)

Net loss	$(4,186)	$(9,473)	$(9,116)	$(19,510)

Net loss per share, basic and diluted	$(0.14)	$(0.33)	$(0.30)	$(0.68)
Shares used in computing net loss per common share, basic and diluted	30,586	29,111	30,520	28,850
     (1) Includes employee stock compensation, net, related to employees classified within expenses as follows:

Cost of product revenue	$49	$31	$95	$112
Research and development	83	140	163	297
Selling, general and administrative	290	64	573	1,521

Total	$422	$235	$831	$1,930

See accompanying notes.

CALIPER LIFE SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2005	2004
Operating activities
Net loss	$(9,116)	$(19,510)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	3,515	5,197
Share-based compensation	842	1,946
Non-cash restructuring charges	—	2,218
Interest accretion	176	110
Changes in operating assets and liabilities:
Accounts receivable	3,739	(1,860)
Inventories	(2,585)	(737)
Prepaid expenses and other current assets	(974)	482
Other assets	(319)	53
Notes receivable from director	—	36
Accounts payable and other accrued liabilities	1,492	(150)
Accrued compensation	(1,700)	300
Deferred revenue and customer deposits	(114)	1,748
Other noncurrent liabilities	249	(176)
Payments of accrued restructuring obligations	(1,737)	(3,026)

Net cash from operating activities	(6,532)	(13,369)

Investing activities
Purchases of marketable securities	(4,214)	(27,197)
Proceeds from sales of marketable securities	3,759	31,418
Proceeds from maturities of marketable securities	4,559	6,882
Restricted cash, net	(1,273)	—
Purchases of property and equipment	(2,713)	(2,061)

Net cash from investing activities	118	9,042

Financing activities
Payments of obligations under sale-leaseback arrangements	(301)	(921)
Proceeds from issuance of common stock	1,316	2,963

Net cash from financing activities	1,015	2,042

Effect of exchange rates on changes in cash and cash equivalents	103	13
Net decrease in cash and cash equivalents	(5,296)	(2,272)
Cash and cash equivalents at beginning of period	10,403	8,889

Cash and cash equivalents at end of period	$5,107	$6,617

See accompanying notes.

CALIPER LIFE SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005
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
     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Certain prior period amounts have been reclassified to conform to the current period presentation. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For example, Caliper typically experiences higher revenues in the second half of its fiscal year as a result of capital spending patterns of its customers. The consolidated balance sheet as of December 31, 2004, has been derived from audited financial statements as of that date. For further information, refer to the financial statements and notes thereto included in Caliper’s Annual Report on Form 10-K for the year ended December 31, 2004.
Use of Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Revenue Recognition
General Policy
     Caliper recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable, and collectability is reasonably assured. Revenue is recognized on product sales when goods are shipped under Caliper’s standard terms of “FOB origin.” Revenues on shipments subject to customer acceptance provisions are recognized only upon customer acceptance, provided all other revenue recognition criteria are met. Services offered by Caliper are generally recognized as revenue as the services are performed (or, as applicable, ratably over the contract service term in the case of annual maintenance contracts). Revenue recognized is not subject to repayment. Cash received that is related to future performance under such contracts is deferred and recognized as revenue when earned. Except in limited circumstances, sales made by Caliper do not include general return rights or privileges. Based upon Caliper’s prior experience, sales returns are not significant, and therefore Caliper has made no provision for sales returns or other allowances. Provision is made at the time of sale for estimated costs related to Caliper’s warranty obligations to customers.
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
Contract Revenue
     Revenue from contract research and development services is recognized as earned based on the performance requirements of the contract. Non-refundable contract fees which are neither time and materials- or time and expense-based, nor tied to substantive milestones, are recognized using the proportional performance method, subject to the consideration of the guidance in SAB 104, “Revenue Recognition (a replacement of SAB 101).” Contract fees received in advance of work performed are recorded as deferred revenue, and are recognized as revenue as the work is performed. For contracts recognized on the proportional performance method, the amount recognized as revenue is limited to the lesser of the amount measured as earned on a proportional performance method, or the cumulative amount of non-refundable payments earned in accordance with the contract.
License and Royalty Fees
     Revenue from up-front license fees is recognized when the earnings process is complete and no further obligations exist. If further obligations exist, the up-front license fee is recognized ratably over the obligation period. Royalties under licenses are recorded as earned in accordance with contract terms, when third-party results are reliably measured and collectability is reasonably assured.
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
     Changes in Caliper’s warranty obligation during the six months ended June 30, 2005, and 2004 are as follows (in thousands):

	2005	2004
Balance, at beginning of period	$1,436	$1,108
Warranties issued during the period	907	478
Settlements made during the period	(811)	(489)

Balance at end of period	$1,532	$1,097

Net Loss Per Share
     Basic earnings per share is calculated based on the weighted-average number of common shares outstanding during the period. Diluted earnings per share presents the dilutive effect of common stock equivalents consisting of stock options, unvested restricted stock, and unvested restricted stock units (calculated using the treasury stock method).

     Common stock equivalents equal to 7.2 and 7.7 million shares (prior to the application of the treasury stock method) were excluded from the computation of net loss per share in each of the three and six months ended June 30, 2005 and 2004, respectively, as they would have an antidilutive effect due to Caliper’s net loss.
Stock-Based Compensation
     Caliper presently accounts for its stock options and equity awards in accordance with the intrinsic value method under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and has elected to follow the “disclosure only” alternative prescribed by Financial Accounting Standards Board’s SFAS No. 123, “Accounting for Stock-Based Compensation.” Accordingly, no compensation expense is recognized in Caliper’s financial statements for stock options granted to employees which had an exercise price equal to the fair value of the underlying common stock on date of grant. Caliper accounts for stock options issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF No. 96-18, “Accounting for Equity Instruments that are issued to other than Employees for Acquiring, or in Conjunction with Selling Goods or Services.” For the three and six months ended June 30, 2005 and 2004, compensation expense related to stock options issued to non-employees was not material.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net loss:
As reported	$(4,186)	$(9,473)	$(9,116)	$(19,510)
Add: Share-based employee compensation expense included in reported net loss	422	235	831	1,930
Deduct: Total share-based employee compensation expense determined under fair value based methods for all awards	(1,860)	(2,451)	(4,467)	(9,342)
Pro forma net loss	$(5,624)	$(11,689)	$(12,752)	$(26,922)
Net loss per share:
As reported:
Basic and diluted	$(0.14)	$(0.33)	$(0.30)	$(0.68)
Pro forma:
Basic and diluted	$(0.18)	$(0.40)	$(0.42)	$(0.93)
     The effects of applying SFAS No. 123 for pro forma disclosures are not likely to be representative of the effects on reported net loss for future years.
Recent Accounting Pronouncements
     On December 16, 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123 (revised 2004), “Share-Based Payment” (“Statement 123(R)”), which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Caliper will be required to adopt Statement 123(R) at the beginning of its first quarter of fiscal 2006 which will eliminate the alternative pro forma disclosure approach.
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
2. Inventories
     Inventories are stated at the lower of cost or market (determined on a first-in, first-out basis). Inventories consist of the following (in thousands):

	June 30,	December 31,
	2005	2004
Raw material	$6,962	$4,780
Work-in-process	700	852
Finished goods	4,532	4,196

Inventories	$12,194	$9,828

3. Comprehensive Loss
     Comprehensive loss for the three and six months ended June 30, 2005 and 2004 is as follows (in thousands):

	Three Months Ended		Six Months Ended
		June 30,		June 30,
	2005	2004	2005	2004
Net loss	$(4,186)	$(9,473)	$(9,116)	$(19,510)
Unrealized loss on marketable securities	(103)	(369)	(210)	(418)
Foreign currency translation gain (loss)	100	(42)	27	(15)

Comprehensive loss	$(4,189)	$(9,884)	$(9,299)	$(19,943)

4. Restructuring Activities
     The following table summarizes the restructuring accrual activity during the six months ended June 30, 2005 (in thousands):

Facility
Lease
Accrual
Balance, December 31, 2004	$11,605
Interest accretion	181
Payments	(1,737)

Balance, June 30, 2005	$10,049

     Minimum monthly lease and operating expense payments under two idle facility leases are currently $177,000 and $112,000 related to each building. These payments escalate at approximately 4% and 3%, respectively, through the expiration of the leases in June 2008. The restructuring liability as of June 30, 2005 reflects the minimum future payment obligations related to base lease rentals and operating charges over the remaining lease lives through June 30, 2008, discounted at 5%, as follows (in thousands):

Years ending December 31:
2005 (6 months)	$1,797
2006	3,657
2007	3,784
2008	1,922

Total minimum lease and principal payments	11,160
Less: Amount representing interest	1,111

Present value of future payments	10,049
Less: Current portion of obligations	3,234

Non-current portion of obligations	$6,815

The accrued restructuring obligation as of June 30, 2005 includes remaining liabilities for the following restructuring events:
•	In November 2003, Caliper closed one of its three facilities in Mountain View, CA that was used primarily for instrument manufacturing and research and development activities, and recognized a $7.4 million charge.

•	In June 2004, as a result of efficiencies achieved following Caliper’s strategic prioritization of research and development programs, Caliper vacated and shut down approximately one half of a second Mountain View facility that was primarily used for research and development activities, and recognized an additional $2.1 million charge.

•	In December 2004, Caliper recognized a $3.6 million charge related to the full closure of the second facility above, and to reflect the fair value of its remaining lease payments for both idled facilities as of December 31, 2004.
     The facility closures were accounted for in accordance with Statement of Financial Accounting Standard No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” pursuant to which Caliper recorded a liability equal to the fair value of the remaining lease payments as of the cease-use date for each of the closed facilities. Fair value was determined based upon the discounted present value of remaining lease rentals (5% discount rate used), for the space no longer occupied, reduced by the discounted present value of future estimated sublease rentals.
     In May 2005 Caliper entered into two sublease agreements for the lease of approximately 56% of its idled facilities in Mountain View, California. The agreements extend through June 2008, the end of the current lease agreement for the facilities. Basic rent contracted under the subleases is approximately $152,000 in 2005, $440,000 in 2006, $522,000 in 2007 and $268,000 in 2008. In connection with the subleases, $61,000 in deposits are being held by Caliper. As of June 30, 2005, Caliper has not revised the restructuring accrual as the monthly rent payments have not yet begun on either of these subleases.
5. Commitments
Leases and Other Obligations

     On April 27, 2005, Caliper entered into a new lease agreement covering its Hopkinton, Massachusetts headquarters. Pursuant to the lease, Caliper will continue to lease its existing facilities, comprised of two separate buildings totaling approximately 117,000 square feet. This lease supercedes and replaces Caliper’s existing lease for these facilities, which otherwise was due to expire on December 31, 2005. The initial term of the lease will expire on December 31, 2015. The lease contains two five-year extension options, which are exercisable at Caliper’s option. Basic rent under the lease will be $97,000 per month for the remainder of 2005, which is unchanged from the former lease arrangement. Thereafter, annual basic rent for the leased facilities will be $1.2 million from January 1, 2006 through June 30, 2008; $1.5 million from July 1, 2008 through December 31, 2011; and $1.6 million from January 1, 2012 through December 31, 2015. Under the terms of the lease, Caliper is also required to pay utilities, property taxes, and other operating and maintenance expenses relating to the leased facilities. In connection with the new lease, Caliper intends to make investments in building alterations and leasehold improvement of approximately $5.5 million, of which approximately $3.3 million will be funded by the landlord, with the balance to be funded by Caliper. Caliper is obligated to spend not less than $1.6 million in connection with these improvements and expansions.
     As of June 30, 2005, future minimum payments under continuing operating leases were as follows (in thousands):

Years ending December 31:
2005 (6 months)	$2,030
2006	3,970
2007	3,748
2008	3,673
2009	1,857
Thereafter	9,949

Total minimum lease payments	$25,227

     Other current obligations of $362,000 as of June 30, 2005 represent the remaining payment due to Labotec which was acquired in 2002.
     Letters-of-Credit
     Caliper has restricted cash of approximately $4.0 million as of June 30, 2005, the primary purpose of which is to secure lease obligations. Of this total amount, $549,000 is classified within cash and cash equivalents. The amount of restricted cash decreases over time in relation to the expired term of the underlying leases.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 2005 and for the three and six month periods ended June 30, 2005 and June 30, 2004 should be read in conjunction with our financial statements included in this Quarterly Report on Form 10-Q and Management’s Discussion and Analysis of Financial Condition and Results of Operations and our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004.
     The discussion in this report contains forward-looking statements that involve risks and uncertainties, such as our financial projections in the last paragraph under the caption “Overview of Second Quarter 2005” below, as well as other statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to these differences include those discussed under the caption “Factors Affecting Operating Results” below as well as those discussed elsewhere. The cautionary statements made in this report should be read as applying to all related forward-looking statements wherever they appear in this report.
Executive Summary
Business
     Caliper uses its core technologies of liquid handling, automation, and LabChip microfluidics to create enabling solutions for the life sciences industry. Caliper is a leader in microfluidic lab-on-a-chip technologies.
     Within the life sciences industry, Caliper is currently pursuing three major markets: drug discovery and development, genomics and proteomics, and diagnostics. In the drug discovery and development market, our products address many new challenges faced by pharmaceutical companies. These challenges include late-stage drug failures, increased research and development spending yielding fewer new drugs and, more recently, drugs being removed from the market due to unforeseen side effects that were not discovered in pre-launch clinical trials. Our products help researchers make better choices earlier in their drug discovery process, increase the speed and efficiency of their high-throughput screening efforts, and enable profiling experiments that can identify drug side effects earlier in the drug discovery process. In the genomics and proteomics market, we address the challenges created by recent advances in DNA research and a subsequent surge of interest in protein functionality, which have created an increased industry need for high-throughput, cost-efficient tools for DNA and protein experiments. With respect to diagnostics markets, we believe that our LabChip technologies may help reduce the high cost of many diagnostic tests, and particularly molecular diagnostic tests, through integration and miniaturization of the various steps required to carry out these tests. We are presently primarily working with collaboration partners in this area, although these projects are still in the feasibility or early development stages.
     We have three channels of distribution for our products: direct to customers, indirect through our international network of distributors, and through original equipment manufacturer (“OEM”) channels. Through our direct and indirect distributor channels, we sell complete systems solutions developed by Caliper to end customers. Our OEM distribution channel is core to our business strategy and complementary to our direct sales and distribution network activities, as it enables us to extend the commercial potential of our LabChip and advanced liquid handling technologies into new industries and new applications with experienced commercial partners. In the OEM channel we provide liquid handling products, microfluidics chips, product development expertise and other enabling technologies to commercial partners who then typically integrate an application solution and market it to their end customers. In addition to these product distribution channels, Caliper also licenses its extensive microfluidic patent estate to other companies under its LabChip Driven™ program. We view our LabChip Driven licensing program as a way for Caliper to extend its microfluidics technology into certain application areas in which Caliper does not have a present strategic intent to address directly, or which may require the greater technical, marketing or financial resources of our licensing partner in order to obtain a more a rapid adoption of our technology in the particular application area. By using direct and indirect distribution, and OEM product distribution channels, as well as out-licensing our technology in appropriate circumstances, Caliper seeks to maximize penetration of our products and technologies into the marketplace and position itself as a leader in the life sciences tools market.

Overview of Second Quarter 2005
During the second quarter, we exceeded our revenue growth projections and remained on target with our key strategic objectives. Our revenue in the second quarter of $20.3 million was above our projection of $17 to $20 million, and exceeded second quarter 2004 revenue by 7.5%. Key reasons behind our revenue improvement included: another success under our LabChip Driven program in the form of a new nonexclusive diagnostics license agreement with Agilent, which included an upfront license fee as well as future royalties based on product sales; continuing progress under our collaboration with Affymetrix; and increased Staccato Automated Workstation sales. We see the Agilent diagnostics license as a meaningful endorsement of the role that our LabChip microfluidic technologies could play in the emerging diagnostics market, although the financial benefits to Caliper, in terms of increased sales of our LabChip products and associated product royalties, may not be realized for several years. Affymetrix is moving toward a third quarter launch of its GCAS automated target preparation system, which is based on our Caliper Sciclone liquid handling instrument and represents a significant element of our growth projections for 2005. In general, the momentum for our LabChip microfluidic products continues to be positive with notable new customer placements of our LabChip 3000 and LabChip 90 systems made during the second quarter, including placements with Genzyme, Monsanto, Boehringer Ingelheim and the Sanger Center. In addition, we saw increased revenue from assay development services, which helped to offset service declines in other areas. We are intending to aggressively pursue assay development services and aftermarket consumables revenues, which have higher margins and are less subject to capital spending fluctuations.
Our drug development family of products, which includes our MultiDose® and Tablet Processing Workstation (“TPW”) instrument lines, has exhibited weaker performance on a year-to-date basis, with instrument revenues declining on a comparative basis to last year. We attribute this primarily to increased competition and sluggish market demand, and we are presently evaluating approaches to improve our sales of these products. With respect to our TPW instrument line, we plan to launch a next generation release of this product in early 2006, and expect to begin to take orders for the new version of this instrument during the second half of 2005.
As another highlight of the quarter, we signed a new planar LabChip supply agreement with Agilent. Under the terms of this new agreement, which has an initial term of five years, Agilent will purchase all of its requirements for planar LabChip products- for both research and diagnostic applications — from Caliper. The new supply agreement is significant for Caliper because it adds greater stability and predictability to our revenues for our LabChip products.
Based upon our assessment of current economic conditions, our revenue projection for the third quarter of 2005 is currently $19 to $23 million and our full year revenue projection is currently $84 to $90 million. We maintain our goal to attain positive cash flows from continuing operations during the fourth quarter of 2005.
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
Results of Operations for the Three and Six Months Ended June 30, 2005 and 2004
Revenue

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(In thousands)	2005	2004	$ Change	% Change	2005	2004	$ Change	% Change
Product revenue	$12,443	$12,985	(542)	(4%)	$25,581	$24,994	$587	2%

Service revenue	3,600	3,581	19	1%	6,856	6,641	215	3%

License fees and contract revenue	4,290	2,356	1,934	82%	6,298	4,219	2,079	49%

Total Revenues	$20,333	$18,922	$1,411	7%	$38,735	$35,854	$2,881	8%

Total Revenues. Total revenue increased on both a three-month and six-month basis over 2004 primarily due to license fee revenues from new license arrangements entered into under our LabChip Driven program, including a new non-exclusive diagnostics license agreement with Agilent entered into in June 2005, and a non-exclusive license to Affymetrix to use a portion of Caliper’s microfluidics patent estate with Affymetrix’ GeneChip® microarray technologies entered into in March 2005.
Product Revenue. Product revenue decreased on a three-month basis compared to 2004 as a result of a decline in revenue from Agilent during the quarter of $0.9 million, which was partially offset by a $0.3 million net increase in instrument product sales. The decline in Agilent product revenue was almost entirely due to a favorable price adjustment recognized in the second quarter of 2004 to recover previously incurred costs under our cost-based planar chip supply arrangement with Agilent. The $0.3 million net increase in instrument sales resulted from strength exhibited in our drug discovery instrument product sales which grew by approximately $1.0 million partially offset by a $0.7 million decrease in other categories of product sales mainly as a result of lower drug development instrument product revenue. The improvement in our drug discovery instrument product sales was primarily as a result of OEM sales of our Caliper Sciclone instrument through our collaboration with Affymetrix, which plans to commercially launch the GCAS automated target preparation system, based on our Caliper Sciclone liquid handling instrument, during the third quarter of 2005. Drug development product revenue declined primarily due to competition and sluggish market demand for our MultiDose dissolution testing product and decreased sales of our TPW tablet processing workstation for which we are planning to launch the next generation version during the first half of 2006.
On a six-month basis compared to 2004, the net increase of our product revenue is attributable to improved drug discovery instrument product revenues, which increased by approximately $1.8 million as a result of greater Caliper Sciclone sales under our OEM relationship with Affymetrix and to a lesser extent greater Staccato system sales. All other product sales decreased by approximately $1.2 million, which was mainly the result of weaker performance of our drug development instruments as noted above.
Service Revenue. The increase in service revenue on both a three- and six-month basis over 2004 was primarily due to growth of assay development services revenue which was offset by decreases in contracts and service billables revenue.
License fees and Contract Revenue. The increase in license fees and contract revenue on both a three- and six-month basis was mainly the result of revenues from new licensing agreements under our LabChip Driven program, as discussed above, which offset comparative period decreases in research and development contract funding. The decreases in contract funding were due, in large part, to completed collaboration work that has led to commercial launches of partner products, such as Bio-Rad’s launch of Experion in the fall of 2004.
Costs of Revenue

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(In thousands)	2005	2004	$ Change	% Change	2005	2004	$ Change	% Change
Product	$9,016	$8,491	$525	6%	$17,808	$17,112	$696	4%

Service	1,739	1,643	96	6%	3,392	3,284	108	3%

Total Costs	$10,755	$10,134	$621	6%	$21,200	$20,396	$804	4%

     Cost of Product Revenue and Gross Margins. Cost of product revenue increased on a three month basis over 2004 primarily as a result of higher finished goods material costs and increases in miscellaneous other costs of revenues. The higher materials costs were caused mainly by a greater proportion of our revenue being derived from drug discovery instrument products, and especially OEM product sales, which produce lower product gross margins on a percentage basis, but increased product margin dollars. On a percentage basis, overall product gross margin was 28% for the three months ended June 30, 2005 versus 35% for the three months ended June 30, 2004, which included a five percentage point impact from the Agilent price adjustment (which had no associated costs) discussed above. The extra two percentage point decrease in 2005 compared to 2004 was the result of miscellaneous spending and the change in product. We are addressing areas that resulted in unplanned costs during the quarter and expect to see improvements in overall product margins over the remainder of 2005.
Cost of product revenue increased on a six-month basis over 2004 due to increased volume of product shipments, higher finished goods materials costs associated with certain drug discovery and OEM product sales, and increases in miscellaneous cost of goods spending. On a percentage basis, overall product gross margin was 30% for the six months ended June 30, 2005 versus 32% for the six months ended June 30, 2004, which included a three percentage point impact from the Agilent price adjustment discussed above. The additional one percentage point increase in 2005 compared to 2004 is mainly the result of a higher volume of product shipments offset partially by the less favorable margin impact resulting from changes in product mix.
Cost of Service Revenue and Gross Margins. Cost of service revenue increased on both a three- and six-month basis over 2004 due primarily to increased headcount and to a lesser extent miscellaneous operating expenses. Service gross margins decreased on a three-month basis to 52% in 2005 from approximately 54% in 2004 primarily due to the increased expense base in relation to comparable revenues. Service gross margins remained flat on a six-month basis at approximately 51%.
Expenses

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(In thousands)	2005	2004	$ Change	% Change	2005	2004	$ Change	% Change
Research and development	$4,497	$6,592	$(2,095)	(32%)	$8,436	$12,745	$(4,309)	(34%)

Selling, general and administrative	7,804	8,350	(546)	(7%)	15,290	16,363	$(1,073)	(7%)

Employee stock compensation, net	422	235	187	80%	831	1,930	(1,099)	(57%)

Amortization of intangible assets	898	896	2	—	1,796	1,943	(147)	(8%)

Restructuring charges	—	2,352	(2,352)	(100%)	—	2,218	(2,218)	(100%)
     Research and Development Expenses. Research and development expenses decreased on a three-month basis compared to 2004 with an in-process research and development charge for adherent cell technology acquired in the second quarter of 2004 accounting for $1.0 million of the decrease and other decreases factors accounting for another $1.0 million. These other factors included the effects of lower headcount-related costs of approximately $0.4 million, and reduced depreciation and facilities overhead of approximately $0.8 million associated with previous restructuring activities, offset by a $0.2 million increase in project materials spending. We currently expect research and development expenses to trend slightly higher over the second half of 2005.
Research and development expenses decreased on a six-month basis compared to 2004, with the 2004 in-process research and development charge described above accounting for $1.0 million of the change. The remaining $3.3 million decrease included lower headcount-related costs of approximately $1.3 million, reduced rent and operating expenses of $0.9 million, following our shutdown of excess facilities in 2004, lower depreciation of approximately $0.8 million associated with retired capital assets, and other general savings of approximately $0.3 million across several areas of spending.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased on a three-month basis compared to 2004 as a result of lower accounting and auditing fees associated with Sarbanes-Oxley compliance and the remainder related to cost savings achieved across various categories of spending.
Selling, general and administrative expenses decreased on a six-month basis compared to 2004 due to reduced Sarbanes-Oxley compliance spending of $0.2 million, and general savings of approximately $0.8 million across many areas of spending.
     Stock-based Compensation. Stock-based compensation expense increased on a three-month basis compared to 2004 as a result of increased amortization of deferred compensation expenses. During 2004, Caliper implemented the use of share-based awards and reduced the overall use of stock options as a form of broad-based compensation in anticipation of the impending accounting rules that will require all share-based compensation awards to employees to be expensed. The result of this change was to utilize restricted stock unit awards in combination with stock option grants to reduce the dilutive impact of share-based compensation. This change resulted in an increase in the amount of expense recorded in Caliper’s income statement as opposed to being reflected as a pro forma footnote disclosure to our income statement.
Stock-based compensation expense decreased on a six-month basis compared to 2004 as a result of charges of approximately $1.4 million that occurred in the first quarter of 2004 pursuant to employment and separation agreements with former executives and other senior employees whose employment was terminated during that quarter. The $1.4 million decrease is partially offset by a $0.3 million increase in the amortization of deferred compensation expense resulting from share-based equity awards.
     Amortization of Intangible Assets. Amortization of intangible assets relates solely to the intangible assets acquired in the Zymark acquisition in 2003. The expense decreased on a six-month basis but remained flat on a three-month basis compared to 2004 as a result of certain intangible assets which became fully amortized as of February 2004. Scheduled amortization is $1.8 million for the remainder of 2005, $3.6 million for each of the years 2006 and 2007, and the remaining $1.9 million in 2008.
     Restructuring Charges. We incurred restructuring charges and credits in 2004 as follows:
•	We incurred a $2.2 million charge in June 2004, which primarily reflected the net present value of future lease payments on a portion of a building that became idle.

•	We incurred a $0.2 million charge in June 2004 related to severance and benefits associated with the elimination of 14 positions, primarily affecting manufacturing operations in our Mountain View location.

•	We incurred a $0.1 million credit in the first quarter of 2004 to adjust the estimated restructuring liability related to severance and benefits associated with the December 2003 reduction in force.

Interest and Other Income (Expense), Net

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(In thousands)	2005	2004	$ Change	% Change	2005	2004	$ Change	% Change
Interest income, net	$145	$137	$8	6%	$287	$336	$(49)	(15%)
Other income (expense)	(240)	43	(283)	(658%)	(453)	(43)	(410)	(953%)
     Interest income, net increased on a three-month basis compared to 2004 due to reduced interest payments on sales leaseback obligations. Interest income, net decreased on a six-month basis compared to 2004 due to lower cash, cash equivalents and marketable securities balances over the six months ended June 30, 2005 as compared to the same period in 2004.
     Other expense increased on a three- and six-month basis compared to 2004 primarily due to the effects of unfavorable exchange rate changes on the settlement of foreign currency denominated account balances.
Liquidity and Capital Resources
     Our cash, cash equivalents and marketable securities decreased $9.4 million to $40.8 million at June 30, 2005, compared to $50.2 million as of December 31, 2004.
Cash Flows

	Six Months Ended
	June 30,
(In thousands)	2005	2004	$ Change
Cash provided by (used in)
Operating Activities	$(6,632)	$(13,369)	$6,737
Investing Activities	118	9,042	(8,924)
Financing Activities	1,015	2,042	(1,027)
     Operating Activities. During the six months ended June 30, 2005 we collected approximately $42.7 million from customers related to revenue transactions, deferred revenue and advance customer payments. Caliper made cash payments to our vendors and suppliers of approximately $25.0 million, we made payments to our employees of approximately $22.5 million and we paid approximately $1.7 million for idle facility lease payments.
     Investing Activities. During the six months ended June 30, 2005, major investing activities included approximately $8.3 million from the sale and maturity of marketable securities, offset by purchases of approximately $4.2 million. Caliper made payments of $2.7 million for purchases of property and equipment, and pledged $1.5 million of restricted cash to secure a new lease.
     Financing Activities. During the six months ended June 30, 2005 we received proceeds from the exercise of stock options and participation in the employee stock purchase plan of approximately $1.3 million. The cash inflow was offset by payments made under sale-leaseback obligations of approximately $0.3 million.
     As of June 30, 2005, we had commitments under leases and other obligations totaling $25.6 million, as reflected in the table below, as compared to $13.1 million as of December 31, 2004. The increase is primarily due to the new Hopkinton lease agreement.

	Operating	Other
	Leases	Obligations
Years ending December 31:
2005 (6 months)	$2,030	$362
2006	3,970	—
2007	3,748	—
2008	3,673	—
2009	1,857	—
Thereafter	9,949	—

Total minimum lease and other payments	$25,227	362

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
     Based on current plans, we believe that our current cash balances will be sufficient to fund our operations at least through the end of 2006.
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
     In addition, our strategy for the LabChip 3000 system depends upon the early users of these systems buying additional units as they spread the adoption of this technology throughout their organizations worldwide. New customers for our drug discovery systems may wait for indications from our initial drug discovery system customers that our drug discovery systems work effectively and generate substantial benefits. If the early users of our LabChip 3000 systems do not endorse the further adoption of these systems because they fail to generate the expected quantities and quality of data, are too difficult or costly to use, or are otherwise deficient in meeting the screening needs of these customers, further sales of these systems to these early users may be limited, and our sales to new users will be more difficult.
     To date, our microfluidic-based drug discovery systems have been sold primarily as a result of senior level relationship selling, and we have not yet achieved broad-based sales of our LabChip microfluidic instruments through our sales and marketing organization. In addition, these systems and the technologies are still relatively new to our sales and marketing organization, which may limit our ability to effectively market and sell these systems. If we cannot market these systems effectively, their market acceptance may be limited.
     For all of the foregoing reasons, we cannot assure you that our efforts to increase the adoption of our LabChip-based high-throughput drug screening and automated electrophoresis systems, by both existing and new users, will be expeditious or effective.
     In summary, market acceptance of our LabChip systems will depend on many factors, including:
•	our ability to demonstrate the advantages and potential economic value of our LabChip drug discovery systems over alternative well-established technologies;

•	our ability to develop a broader range of standard assays and applications that enable customers and potential customers to perform many different types of experiments on a single LabChip instrument system; and

•	our ability to market and sell our drug discovery systems and related consumable products through our marketing and sales organization, without the involvement of Caliper senior management.
If we are not successful in developing new and enhanced liquid handling, LabChip and other life sciences products, we may lose market share to our competitors.
     The life sciences productivity tools equipment market is very competitive and is characterized by rapid technological change and frequent new product introductions. The commercial success of our liquid handling systems, LabChip and other products depends upon continued improvement of our products and expanding market acceptance of our systems and products by pharmaceutical and biotechnology companies and genomics research organizations, and upon our ability to address quickly any performance problems that our customers encounter. We anticipate that our competitors will introduce new, enhanced products in this market in the near future. Our future success will depend on our ability to offer new products and technologies that researchers believe are an attractive alternative to current products and technologies that address the evolving needs of our customers and that are technologically superior to new products that may be offered by our competitors. We may experience difficulties or delays in our development efforts for new products, and we may not ultimately be successful in developing them. Any significant delay in releasing new products in this market could adversely affect our reputation, give a competitor a first-to-market advantage or cause a competitor to achieve greater market share.
If we are not successful in improving the cost of our LabChip products relative to the performance delivered, we may not be successful in displacing alternative or more established products and technologies that are competitive with our LabChip products.
     Customers in the life sciences productivity tools equipment market tend to be very price and cost sensitive relative to product performance. The commercial success of our LabChip products will depend not only upon our ability to demonstrate that their performance is superior to the performance of conventional products, but also that their total cost to purchase and operate is competitive with or lower than the cost of alternative or more established products. We may need to reduce our manufacturing costs in order for us sell our LabChip products at more competitive prices. Although we have been successful in achieving significant reductions in the manufacturing costs of our LabChip instruments and chips, we are engaged in ongoing efforts to further reduce the costs of our LabChip products. Some of these efforts involve a substantial amount of technical risk, (such as manufacturing our chips on plastic substrates rather than glass). If we are not successful in achieving these additional cost reductions, the market demand for our LabChip products may be limited, and the rate of adoption of these products may be slower than we anticipate. We cannot assure you that our efforts to achieve further cost reductions will be successful.
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
Our future revenue growth depends to a significant extent on sales by Affymetrix of the GCAS automated target preparation system, which is based on the Caliper Sciclone liquid handling instrument, and which our collaboration partner Affymetrix intends to launch during the third quarter of 2005. If end-user demand for this product is not as strong as anticipated by Affymetrix, our future revenue targets may not be achieved.
     In collaboration with Affymetrix, we have developed a new automated system for the preparation of nucleic acid target material to be applied to Affymetrix’ GeneChip® devices, which system is based on our Caliper Sciclone liquid handling instrument. Affymetrix intends to launch the commercial version of the GCAS system during the third quarter of 2005. Under the terms of our collaboration agreement, Affymetrix will market and sell the GCAS system. If Affymetrix delays the launch of the commercial version of this new system, or it experiences other difficulties in the marketing, sale, and support of this system, our future revenues will be less than anticipated. In addition, because the GCAS system is a new product for which there is no commercial experience, there can be no assurance that the demand for this product will materialize as expected.
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
     We have experienced significant operating losses each year since our inception and expect to incur substantial additional operating losses in 2005. We may never achieve profitability. As of June 30, 2005, we had an accumulated deficit of approximately $175.8 million. Our losses have resulted principally from costs incurred in research and development, product marketing and from general and administrative costs associated with our operations. These costs have exceeded our interest income and revenue which, to date, have been generated principally from product sales, collaborative research and development agreements, technology access fees, cash and investment balances.
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
We have relatively limited experience in manufacturing our LabChip products and may encounter manufacturing problems or delays, which could result in lost revenue.
     Although Agilent manufactures the Agilent 2100 Bioanalyzer and Bio-Rad manufactures the Experion instrument system, we manufacture the chips used in these instruments. We also currently manufacture instruments and sipper chips for our own drug discovery systems. If we fail to deliver chips and automated drug discovery products in a timely manner, our relationships with our customers could be seriously harmed, and revenue would decline. We currently have one manufacturing location for our planar and sipper chips in Mountain View, California, and one manufacturing location for instruments and other products located in Hopkinton, Massachusetts. The actual number of chips we are able to sell or use depends in part upon the manufacturing yields for these chips. We have only recently begun to manufacture significant numbers of sipper chips and are continuing to develop our manufacturing procedures for these chips. In order to offer sipper chips with four or more capillaries for drug discovery applications, we will need to continue to achieve consistently high yields in this process. Although our manufacturing processes for LabChip products have become more standardized over the past few years, historically we have experienced difficulties in manufacturing both chips and related LabChip instruments. We cannot assure you that manufacturing or quality problems will not arise as we continue to scale-up our production of chips or that we can scale-up manufacturing in a timely manner or at commercially reasonable costs. If we are unable to consistently manufacture the planar chips used in the Agilent 2100 Bioanalyzer or the Bio-Rad Experion instrument systems, or the sipper chips used in our LabChip 3000 and LabChip 90 systems or the sipper chips used in Agilent’s 5100 instrument system, on a timely basis because of these or other factors, our product sales will decline.
     Our ability to scale-up chip manufacturing may be compromised by uncertainty regarding the volume of chips for the Agilent 2100 Bioanalyzer and the Bio-Rad Experion instrument systems that we will need to supply to Agilent and Bio-Rad in the future. In June 2005, we entered into a new five year agreement with Agilent to be the exclusive supplier of planar LabChip devices to Agilent for the Agilent 2100 Bioanalyzer. However, this agreement does not provide for minimum volume guarantees, and the future demand for planar LabChip devices will depend, in many respects, on factors beyond our control. Accordingly, we face uncertainty regarding future demand for these chips from our manufacturing operations.

Our revenue could decline due to a number of different factors, including a reduction in planar LabChip device purchases by Agilent, reduced sales of the Agilent 2100 Bioanalyzer and LabChip products sold by Agilent or reduced sales of such products by Agilent due to competition from us or our other commercial partners.
     Under the terms of our new supply agreement with Agilent, which we entered into with Agilent in June 2005, and which becomes effective January 1, 2006, Agilent will begin paying us a volume-based purchase price for planar LabChip devices that will be exclusively supplied by us. Under this new supply arrangement, we will no longer receive revenue from Agilent pursuant to a formula based on our manufacturing costs for planar LabChip devices plus a share of Agilent’s gross margin from sales by Agilent of LabChip instruments and chips. The volume of planar LabChip device purchases by Agilent is dependent upon sales of the Agilent 2100 Bioanlayzer and associated assay kits and other potential future systems and assays that may be developed by Agilent. If sales of these products do not increase, the amount of revenue we receive from Agilent will decline.
     In addition, under the surviving terms of our collaboration agreement with Agilent, we granted to Agilent a non-exclusive, royalty-bearing license to certain of our LabChip technologies existing as of the termination date of the collaboration agreement for Agilent to develop, make and sell products in the field of the collaboration. Consequently, there is the possibility that following the expiration of the five year term of the new exclusive supply agreement, or upon a breach of our obligations under the new supply agreement, Agilent may manufacture its own supply of planar LabChip products, rather than purchasing them from us, or that we may experience competition from Agilent in the future, which would reduce our ability to sell products independently or through other commercial partners.
     In addition, Agilent’s sales of collaboration products could be reduced due to competition from Caliper or its other commercial partners, such as Bio-Rad. In such event, the revenue we would receive from Agilent could be reduced by more than the revenue we receive from other commercial partners. Further, Agilent may decide for reasons wholly independent of competition to reduce its sales efforts and/or pricing for these products. If Agilent does so, our revenue may decline.
We depend on our key personnel, the loss of whom would impair our ability to further commercialize our products, to develop new products, and to compete effectively in life sciences instrumentation markets.
     We are highly dependent on the principal members of our management team, especially our Chief Executive Officer, and certain of our scientific staff. For example, many of our sales, particularly with respect to our microfluidic drug discovery systems, have resulted through the direct involvement of senior members of our management team, including our Chief Executive Officer, with our customers’ senior level management. The loss of services of any of these individuals could seriously harm our product commercialization efforts. In addition, research and new product development will require additional skilled personnel in areas such as chemistry and biology, software engineering and electronic engineering. Our principal business locations in the United States are Silicon Valley, California, and in the Boston metropolitan area, where demand for personnel with these skills remains high, and may increase further as the economic outlook in these areas improves. As a result, competition for and retention of personnel, particularly for employees with technical expertise, is intense and the turnover rate for these people is high. If we are unable to hire, train and retain a sufficient number of qualified employees, our ability to conduct and expand our business could be seriously reduced. The inability to retain and hire qualified personnel could also hinder any planned expansion of our business.

Our products as presently manufactured and sold or as modified in the future, could infringe on the intellectual property rights of others, which may cause us to engage in costly litigation and, if we are not successful, could also cause us to pay substantial damages and prohibit us from selling our products.
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
     Our stock has been trading on the NASDAQ National Market since mid-December 1999. Our stock price can be volatile and a stock price may drop substantially following an investment in our common stock. We expect that our stock price will remain volatile as a result of a number of factors, including:
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
Item 4. Controls and Procedures
     We evaluated our “disclosure controls and procedures” as defined by Exchange Act Rules 13(a)-15(e) and 15(d)-15(e), as of June 30, 2005. This evaluation was done under the supervision and with the participation of management, including our chief executive officer and our chief financial officer.
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
     Based on their evaluation as of June 30, 2005, the chief executive officer and the chief financial officer have concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
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
Changes in Internal Controls over Financial Reporting
On April 1, 2005, we implemented the inventory, accounts payable, engineering and time keeping modules of our new Oracle ERP system which introduced changes in certain business processes and associated controls over financial reporting. The implementation plan was carried out in accordance a detailed project plan with particular focus upon changes that impacted key internal controls. Test plans were created to review and monitor each system as it was being implemented, and the controls affected by the implementation so that appropriate modifications to the key controls could be made.
Part II — Other Information
Item 1. Legal Proceedings
Not applicable.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
Not applicable.
Item 5. Other Information
Not applicable.

EXHIBIT INDEX
Item 6. Exhibits

Exhibit
Number	Description of document
3.1(1)	Amended and Restated Certificate of Incorporation of Caliper.

3.2(2)	Certificate of Designation Of Series A Junior Participating Preferred Stock.

3.3(3)	Restated Bylaws of Caliper.

3.4(4)	Amendment No. 1 to Bylaws of Caliper.

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.

4.2(5)	Specimen Stock Certificate.

4.3(2)	Rights Agreement, dated as of December 18, 2001, between Caliper and Wells Fargo Bank Minnesota, N.A., as Rights Agent.

10.14(6)	Lease Agreement, dated as of April 25, 2005, between Caliper and BCIA New England Holdings LLC.

31.1	Certification of Chief Executive Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2*	Certification of Chief Financial Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

(1)	Previously filed as the like-numbered Exhibit to Form 10-Q for the quarterly period ended March 31, 2004 and incorporated by reference herein.

(2)	Previously filed as Exhibit 99.1 to Current Report on Form 8-K filed December 19, 2001 and incorporated by reference herein.

(3)	Previously filed as Exhibit 3.4 to our Registration Statement on Form S-1, as amended, File No. 333-88827, filed on October 12, 1999 and incorporated by reference herein.

(4)	Previously filed as the like-numbered Exhibit to Form 10-K for the year ended December 31, 2002 and incorporated by reference herein.

(5)	Previously filed as the like-numbered Exhibit to Annual Report on Form 10-K for the annual period ended December 31, 2004 and incorporated by reference herein.

(6)	Previously filed as Exhibit 99.1 to Current Report on Form 8-K filed April 28, 2005 and incorporated by reference herein.
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

CALIPER LIFE SCIENCES, INC.
Date: August 9, 2005	By:	/s/ E. Kevin Hrusovsky

E. Kevin Hrusovsky Chief Executive Officer and President

	By:	/s/ Thomas T. Higgins

Thomas T. Higgins Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description of document
3.1(1)	Amended and Restated Certificate of Incorporation of Caliper.

3.2(2)	Certificate of Designation Of Series A Junior Participating Preferred Stock.

3.3(3)	Restated Bylaws of Caliper.

3.4(4)	Amendment No. 1 to Bylaws of Caliper.

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.

4.2(5)	Specimen Stock Certificate.

4.3(2)	Rights Agreement, dated as of December 18, 2001, between Caliper and Wells Fargo Bank Minnesota, N.A., as Rights Agent.

10.14(6)	Lease Agreement, dated as of April 25, 2005, between Caliper and BCIA New England Holdings LLC.

31.1	Certification of Chief Executive Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2*	Certification of Chief Financial Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

(1)	Previously filed as the like-numbered Exhibit to Form 10-Q for the quarterly period ended March 31, 2004 and incorporated by reference herein.

(2)	Previously filed as Exhibit 99.1 to Current Report on Form 8-K filed December 19, 2001 and incorporated by reference herein.

(3)	Previously filed as Exhibit 3.4 to our Registration Statement on Form S-1, as amended, File No. 333-88827, filed on October 12, 1999 and incorporated by reference herein.

(4)	Previously filed as the like-numbered Exhibit to Form 10-K for the year ended December 31, 2002 and incorporated by reference herein.

(5)	Previously filed as the like-numbered Exhibit to Annual Report on Form 10-K for the annual period ended December 31, 2004 and incorporated by reference herein.

(6)	Previously filed as Exhibit 99.1 to Current Report on Form 8-K filed April 28, 2005 and incorporated by reference herein.
* The certifications attached as Exhibits 32.1 and 32.2 accompanies this Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Caliper for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.