Form 10-Q
period 2005-09-30
CALIPER LIFE SCIENCES INC
filed 2005-11-09
CIK 1014672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended September 30, 2005.
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
Registrant’s telephone number, including area code: (508) 435-9500
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
NUMBER OF SHARES OF COMMON STOCK OUTSTANDING ON OCTOBER 31, 2005: 33,413,838

CALIPER LIFE SCIENCES, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CALIPER LIFE SCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(unaudited)

	September 30,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$9,719	$10,403
Marketable securities	25,043	39,834
Accounts receivable, net	13,657	17,040
Inventories	12,459	9,828
Note receivable from director	—	146
Prepaid expenses and other current assets	2,315	1,992

Total current assets	63,193	79,243

Restricted cash	3,424	2,151
Property and equipment, net	6,995	6,186
Intangibles, net	10,024	12,745
Goodwill	47,215	47,215
Other assets	914	407

Total assets	$131,765	$147,947

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,109	$3,164
Accrued compensation	5,488	6,348
Other accrued liabilities	5,130	5,841
Deferred revenue and customer deposits	6,253	7,769
Current portion of accrued restructuring	3,264	3,177
Current portion of long-term obligations and sale-leaseback arrangements	—	710

Total current liabilities	23,244	27,009

Noncurrent portion of accrued restructuring	5,975	8,428
Other noncurrent liabilities	1,516	931
Commitments (Note 5)
Stockholders’ equity:
Preferred stock	—	—
Common stock	31	30
Additional paid-in capital	283,559	280,709
Deferred stock compensation	(2,967)	(2,666)
Accumulated deficit	(179,618)	(166,649)
Accumulated other comprehensive income	25	155

Total stockholders’ equity	101,030	111,579

Total liabilities and stockholders’ equity	$131,765	$147,947

See accompanying notes.

CALIPER LIFE SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues:
Product revenue	$15,813	$14,759	$41,394	$39,753
Service revenue	3,437	3,438	10,293	10,079
License fees and contract revenue	2,082	1,984	8,380	6,203

Total revenue	21,332	20,181	60,067	56,035

Costs and expenses:
Cost of product revenue	10,478	9,209	28,287	26,321
Cost of service revenue	1,662	1,792	5,054	5,076
Research and development	4,203	5,287	12,638	18,032
Selling, general and administrative	7,792	7,641	23,082	24,004
Employee stock compensation, net(1)	339	475	1,170	2,405
Amortization of intangible assets	897	936	2,693	2,879
Restructuring charges	—	—	—	2,218

Total costs and expenses	25,371	25,340	72,924	80,935

Operating loss	(4,039)	(5,159)	(12,857)	(24,900)
Interest income, net	140	129	427	465
Other expense, net	(50)	(21)	(504)	(64)

Loss before income taxes	(3,949)	(5,051)	(12,934)	(24,499)
Provision for income taxes	97	(78)	(35)	(140)

Net loss	$(3,852)	$(5,129)	$(12,969)	$(24,639)

Net loss per common share, basic and diluted	$(0.13)	$(0.17)	$(0.42)	$(0.85)
Shares used in computing net loss per common share, basic and diluted	30,763	29,508	30,602	29,071

(1)	Includes employee stock compensation, net, related to employees classified within expenses as follows:

Cost of product revenue	$42	$40	$137	$153
Research and development	56	86	219	383
Selling, general and administrative	241	349	814	1,869

Total	$339	$475	$1,170	$2,405

See accompanying notes.

CALIPER LIFE SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2005	2004
Operating activities
Net loss	$(12,969)	$(24,639)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	5,130	7,954
Stock-based compensation expense, net	1,188	2,446
Non-cash restructuring charges	—	2,218
Non-cash interest expense	270	110
Loss from disposal of fixed assets	34	119
Changes in operating assets and liabilities:
Accounts receivable	2,840	(2,195)
Inventories	(2,888)	(794)
Prepaid expenses and other current assets	(365)	1,084
Notes receivable from director	151	34
Accounts payable and other accrued liabilities	(492)	(225)
Accrued compensation	(913)	1,361
Deferred revenue and customer deposits	(1,301)	35
Other noncurrent liabilities	585	(196)
Payments of accrued restructuring obligations	(2,636)	(3,717)

Net cash from operating activities	(11,366)	(16,405)

Investing activities
Purchases of marketable securities	(5,927)	(44,888)
Proceeds from sales of marketable securities	9,966	51,434
Proceeds from maturities of marketable securities	10,798	7,832
Other assets	(519)	176
Restricted cash, net	(1,273)	—
Purchases of property and equipment	(3,468)	(2,665)

Net cash from investing activities	9,577	11,889

Financing activities
Payments of obligations under sale-leaseback arrangements	(301)	(1,266)
Payments of long-term obligations	(367)	(357)
Proceeds from issuance of common stock	1,492	3,261

Net cash from financing activities	824	1,638

Effect of exchange rates on changes in cash and cash equivalents	281	58
Net decrease in cash and cash equivalents	(684)	(2,820)
Cash and cash equivalents at beginning of period	10,403	8,889

Cash and cash equivalents at end of period	$9,719	$6,069

See accompanying notes.

CALIPER LIFE SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
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
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Certain prior period amounts have been reclassified to conform to the current period presentation. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For example, Caliper typically experiences higher revenues in the second half of its fiscal year as a result of capital spending patterns of its customers. The consolidated balance sheet as of December 31, 2004, has been derived from audited financial statements as of that date. For further information, refer to the financial statements and notes thereto included in Caliper’s Annual Report on Form 10-K for the year ended December 31, 2004.
Use of Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Revenue Recognition
General Policy
     Caliper recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable, and collectability is reasonably assured. Revenue is recognized on product sales when goods are shipped under Caliper’s standard terms of “FOB origin.” Revenues on shipments subject to customer acceptance provisions are recognized only upon customer acceptance, provided all other revenue recognition criteria are met. Revenue from services offered by Caliper are generally recognized as the services are performed (or, as applicable, ratably over the contract service term in the case of annual maintenance contracts). Cash received that is related to future performance under such contracts is deferred and recognized as revenue when earned. Except in limited circumstances, sales made by Caliper do not include general return rights or privileges. Based upon Caliper’s prior experience, sales returns are not significant, and therefore Caliper has made no provision for sales returns or other allowances. Provision is made at the time of sale for estimated costs related to Caliper’s warranty obligations to customers.
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
     Changes in Caliper’s warranty obligation during the nine months ended September 30, 2005, and 2004 are as follows (in thousands):

	2005	2004
Balance, at beginning of period	$1,436	$1,108
Warranties issued during the period	1,191	945
Settlements made during the period	(1,126)	(926)

Balance at end of period	$1,501	$1,127

Net Loss Per Share
     Basic earnings per share is calculated based on the weighted-average number of common shares outstanding during the period. Diluted earnings per share presents the dilutive effect of common stock equivalents consisting of stock options, unvested restricted stock, and unvested restricted stock units (calculated using the treasury stock method).
     Common stock equivalents equal to 7.2 and 8.1 million shares (prior to the application of the treasury stock method) were excluded from the computation of net loss per share in each of the three and nine months ended September 30, 2005 and 2004, respectively, as they would have an antidilutive effect due to Caliper’s net loss.
Stock-Based Compensation
     Caliper presently accounts for its stock options and equity awards in accordance with the intrinsic value method under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and has elected to follow the “disclosure only” alternative prescribed by Financial Accounting Standards Board’s SFAS No. 123, “Accounting for Stock-Based Compensation.” Accordingly, no compensation expense is recognized in Caliper’s financial statements for stock based compensation granted to employees, which had an exercise price equal to the fair value of the underlying common stock on date of grant. Caliper accounts for stock based compensation issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF No. 96-18, “Accounting for Equity Instruments that are issued to other than Employees for Acquiring, or in Conjunction with Selling Goods or Services.” For the three and nine months ended September 30, 2005 and 2004, compensation expense related to stock based compensation issued to non-employees was not material.

     The following table illustrates the effect on net loss and net loss per share if Caliper had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — and amendment of FASB Statement No. 123.” For purposes of pro forma disclosures, the estimated fair value of the stock-based compensation is amortized to expense over the vesting period of the stock-based compensation using the straight-line method. Caliper’s pro forma information is as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net loss:
As reported	$(3,852)	$(5,129)	$(12,969)	$(24,639)
Add: Share-based employee compensation expense included in reported net loss	339	475	1,170	2,405
Deduct: Total share-based employee compensation expense determined under fair value based method for all awards	(697)	(1,858)	(5,164)	(11,199)

Pro forma net loss	$(4,210)	$(6,512)	$(16,963)	$(33,433)

Net loss per share:
As reported:
Basic and diluted	$(0.13)	$(0.17)	$(0.42)	$(0.85)
Pro forma:
Basic and diluted	$(0.14)	$(0.22)	$(0.55)	$(1.15)
     The effects of applying SFAS No. 123 for pro forma disclosures may not be representative of the effects on reported net loss for future years.
Recent Accounting Pronouncements
     On December 16, 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123 (revised 2004), “Share-Based Payment” (“Statement 123(R)”), which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Caliper will be required to adopt Statement 123(R) at the beginning of its first quarter of fiscal 2006, which will eliminate the alternative pro forma disclosure approach.
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
     Caliper plans to adopt Statement 123(R) using the modified prospective method. Statement 123(R) will likely affect Caliper’s equity compensation strategy pursuant to its employee stock plans. Caliper is currently assessing the impact that the adoption of Statement 123(R) will have on its results of operations and related disclosures. In addition, Caliper is evaluating whether to use a closed-form model (for example, the Black-Scholes-Merton formula) or a lattice model to estimate fair value and whether to elect an accelerated method (for example, the accelerated expense attribution method as defined by FASB Interpretation No. 28) or a straight-line recognition method.

2. Inventories
     Inventories are stated at the lower of cost or market (determined on a first-in, first-out basis). Inventories consist of the following (in thousands):

	September 30,	December 31,
	2005	2004
Raw material	$5,028	$4,780
Work-in-process	854	852
Finished goods	6,577	4,196

Inventories	$12,459	$9,828

3. Comprehensive Loss
     Comprehensive loss for the three and nine months ended September 30, 2005 and 2004 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net loss	$(3,852)	$(5,129)	$(12,969)	$(24,639)
Unrealized gain (loss) on marketable securities	46	20	71	(398)
Foreign currency translation gain (loss)	7	34	(201)	19

Comprehensive loss	$(3,799)	$(5,075)	$(13,099)	$(25,018)

4. Restructuring Activities
     The following table summarizes the restructuring accrual activity during the nine months ended September 30, 2005 (in thousands):

Facility
Lease
Accrual
Balance, December 31, 2004	$11,605
Interest accretion	270
Payments	(2,636)

Balance, September 30, 2005	$9,239

     Minimum monthly lease and operating expense payments under two idle facility leases are currently $184,000 and $116,000 related to each building. These payments escalate at approximately 4% and 3%, respectively, through the expiration of the leases in June 2008. The restructuring liability as of September 30, 2005 reflects the minimum future payment obligations related to base lease rentals and operating charges over the remaining lease lives through June 30, 2008, discounted at 5%, as follows (in thousands):

Years ending December 31:
2005 (3 months)	$899
2006	3,657
2007	3,784
2008	1,924

Total minimum lease and principal payments	10,264
Less: Amount representing interest	1,025

Present value of future payments	9,239
Less: Current portion of obligations	3,264

Non-current portion of obligations	$5,975

The accrued restructuring obligation as of September 30, 2005 includes remaining liabilities for the following restructuring events:
•	In November 2003, Caliper closed one of its three facilities in Mountain View, California that was used primarily for instrument manufacturing and research and development activities, and recognized a $7.4 million charge.

•	In June 2004, as a result of efficiencies achieved following Caliper’s strategic prioritization of research and development programs, Caliper vacated and shut down approximately one half of a second Mountain View facility that was primarily used for research and development activities, and recognized an additional $2.1 million charge.

•	In December 2004, Caliper recognized a $3.6 million charge related to the full closure of the second facility above, and to reflect the fair value of its remaining lease payments for both idled facilities as of December 31, 2004.
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
     In May 2005 Caliper entered into two sublease agreements, and in September 2005 Caliper entered into a third sublease agreement. The sublease agreements are for the lease of approximately 73% of Caliper’s idled facilities in Mountain View, California. The agreements extend through June 2008, the end of the current lease agreement for the facilities. Basic rent contracted under the subleases is approximately $186,000 in 2005, $608,000 in 2006, $728,000 in 2007 and $373,000 in 2008. In connection with the subleases, $78,000 in deposits is being held by Caliper. As of September 30, 2005, Caliper has not finalized its estimate of the present value impact that these subleases will have on the restructuring accrual, primarily as a result of waiting for a pattern of timely payments to be demonstrated. An adjustment to revise the restructuring accrual is planned for the fourth quarter.
5. Commitments
Leases and Other Obligations
     On April 27, 2005, Caliper entered into a new lease agreement covering its Hopkinton, Massachusetts headquarters. Pursuant to the lease, Caliper will continue to lease its existing facilities, comprised of two separate buildings totaling approximately 117,000 square feet. This lease supercedes and replaces Caliper’s existing lease for these facilities, which otherwise was due to expire on December 31, 2005. The initial term of the lease will expire on December 31, 2015. The lease contains two five-year extension options, which are exercisable at Caliper’s option. Basic rent under the lease will be $97,000 per month for the remainder of 2005, which is unchanged from the former lease arrangement. Thereafter, annual basic rent for the leased facilities will be $1.2 million from January 1, 2006 through June 30, 2008; $1.5 million from July 1, 2008 through December 31, 2011; and $1.6 million from January 1, 2012 through December 31, 2015. Under the terms of the lease, Caliper is also required to pay utilities, property taxes, and other operating and maintenance expenses relating to the leased facilities. In connection with the new lease, Caliper intends to make investments in building alterations and leasehold improvement of approximately $5.5 million, of which approximately $3.3 million will be funded by the landlord, with the balance to be funded by Caliper. Caliper is obligated to spend not less than $1.6 million in connection with these improvements and expansions. The improvements funded by the landlord will be treated as lease incentives under FASB Technical Bulletin No. 88-1, “Issues Relating to Accounting for Leases”. Accordingly, the funding received from the landlord will be recorded as fixed asset additions and a deferred rent liability on the consolidated balance sheet. The deferred rent liability will be amortized as a reduction to rent expense over the life of the lease.
     As of September 30, 2005, future minimum payments under continuing operating leases were as follows (in thousands):

Years ending December 31:
2005 (3 months)	$1,051
2006	4,133
2007	3,898
2008	3,760
2009	1,870
Thereafter	9,943

Total minimum lease payments	$24,655

     Letters-of-Credit
     Caliper has restricted cash of approximately $4.0 million as of September 30, 2005, the primary purpose of which is to secure lease obligations. Of this total amount, $549,000 is classified within cash and cash equivalents. The amount of restricted cash decreases over time in relation to the expired term of the underlying leases.
6.	Stockholders’ Equity

During 2005 Caliper issued 461,332 shares of common stock to increase the total shares outstanding as of September 30, 2005 to 30,821,620. The increase in shares relates to approximately 328,000 shares issued from the exercise of stock options and vesting of restricted stock units and approximately 133,000 shares issued under Caliper’s Employee Stock Purchase Plan.
7.	Subsequent Event
     On October 3, 2005, Caliper completed its acquisition of NovaScreen Biosciences Corporation (“NovaScreen”) for $22 million, subject to future adjustment based on certain financial parameters. NovaScreen shareholders can also earn up to $8 million contingent on the achievement of defined revenue milestones over a 30-month period. The closing consideration was paid, and future contingent consideration is payable, 80% in Caliper common stock and 20% in cash. On October 3, 2005, Caliper issued 2,576,933 shares of common stock for the purchase of NovaScreen and reserved 1,124,450 shares of common stock for future issuance in connection with the potential achievement of milestone events.
During the quarter ended September 30, 2005, Caliper sold $225,000 in equipment to NovaScreen pursuant to customary terms and conditions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of September 30, 2005 and for the three and nine month periods ended September 30, 2005 and September 30, 2004 should be read in conjunction with our financial statements included in this Quarterly Report on Form 10-Q and Management’s Discussion and Analysis of Financial Condition and Results of Operations and our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004.
     The discussion in this report contains forward-looking statements that involve risks and uncertainties, such as our financial projections in the last paragraph under the caption “Overview of Third Quarter 2005” below, as well as other statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to these differences include those discussed under the caption “Factors Affecting Operating Results” below as well as those discussed elsewhere. The cautionary statements made in this report should be read as applying to all related forward-looking statements wherever they appear in this report.
Executive Summary
Business
     Caliper uses its core technologies of liquid handling, automation, LabChip microfluidics and drug discovery services to create enabling solutions for the life sciences industry. Caliper is a leader in microfluidic lab-on-a-chip technologies.
     Within the life sciences industry, Caliper is currently pursuing three major markets: drug discovery and development, genomics and proteomics, and diagnostics. In the drug discovery and development market, our products address many new challenges faced by pharmaceutical and biotechnology companies. These challenges include late-stage drug failures, increased research and development spending yielding fewer new drugs and, more recently, drugs being removed from the market due to unforeseen side effects that were not discovered in pre-launch clinical trials. Our products help researchers make better choices earlier in their drug discovery process, increase the speed and efficiency of their high-throughput screening efforts, and enable profiling experiments that can identify drug side effects earlier in the drug discovery process. With the recent acquisition of NovaScreen (see “Overview” below), we now have the capability to perform high-throughput screening and compound profiling services where our customers face internal capacity or instrument limitations. In the genomics and proteomics market, we address the challenges created by recent advances in DNA research and a subsequent surge of interest in protein functionality, which have created an increased industry need for high-throughput, cost-efficient tools for DNA and protein experiments. With respect to diagnostics markets, we believe that our LabChip technologies may help reduce the high cost of many diagnostic tests, and particularly molecular diagnostic tests, through integration and miniaturization of the various steps required to carry out these tests. We are presently primarily working with collaboration partners in this area, although these projects are still in the feasibility or early development stages.
     We have three channels of distribution for our products: direct to customers, indirect through our international network of distributors, and through partnership channels under our “Caliper Driven™” program. Through our direct and indirect channels, we sell complete system solutions developed by Caliper to end customers. Our Caliper Driven program is core to our business strategy and complementary to our direct sales and distribution network activities, as it enables us to extend the commercial potential of our LabChip and advanced liquid handling technologies into new industries and new applications with experienced commercial partners. Under this program, we supply liquid handling products, microfluidics chips, and other products on an OEM basis, and when requested provide product development expertise to our commercial partners, who then typically integrate an application solution and market it to their end customers. In addition, as part of our Caliper Driven program we also provide licenses to our extensive microfluidic patent estate to other companies. We view out-licensing under our Caliper Driven program as a way for us to extend our microfluidics technology into certain application areas that we do not have a present strategic intent to address directly, or that may require the greater technical, marketing or financial resources of our licensing partner in order to obtain a more a rapid adoption of our technology in the particular application area. By using direct and indirect distribution, and out-licensing our technology under our Caliper Driven program, we seek to maximize penetration of our products and technologies into the marketplace and position Caliper as a leader in the life sciences tools market.
Overview of Third Quarter 2005
During the third quarter, we achieved our revenue projection and continued on target with our key strategic objectives including market penetration of our products and technologies under our Caliper Driven program. Our revenue in the third quarter of $21.3 million was within our projection of $19 to $23 million. Our microfluidics products, including the LabChip 3000 and LabChip 90 instruments, continued to see increased adoption. Affymetrix announced the commercial launch of its GCAS automated target preparation system, which is based on the Caliper Sciclone instrument. We manufacture the GCAS system and supply it to Affymetrix on an OEM basis. During the quarter, we signed a new Caliper Driven agreement with Bio-Rad, under which the companies will explore the feasibility of a novel LabChip microfluidics-based system.
On September 8, 2005, we announced the execution of an agreement providing for our acquisition of NovaScreen Biosciences, which closed shortly after quarter end on October 3, 2005. NovaScreen was a privately-held screening, profiling, and assay development services company. The acquisition broadens our capabilities from lab automation all the way through compound profiling. It allows us to participate in the emerging trend towards outsourced services, particularly drug safety assessment. We also expect NovaScreen will help us accelerate adoption of our technologies by creating new applications for our platforms. For example, we are working on ways to incorporate NovaScreen’s expertise in G-protein coupled receptor (GPCR) assays to enhance our LabChip 3000 for GPCR screening. Further, we are developing a suite of 200 kinase assays that we expect to complete by the end of 2006. We believe that this assay suite for the LabChip 3000 will improve NovaScreen’s competitive position in the kinase profiling market and will increase the appeal of the LabChip 3000 for those customers interested in setting up in-house programs.
Based upon our projections, we expect to achieve total revenues of $26 to $28 million during the fourth quarter of 2005. We also believe that we will achieve our goal of positive cash flow from continuing operations in the fourth quarter of 2005.
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
Results of Operations for the Three and Nine Months Ended September 30, 2005 and 2004
Revenue

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
				%				%
(In thousands)	2005	2004	$ Change	Change	2005	2004	$ Change	Change
Product revenue	$15,813	$14,759	1,054	7%	$41,394	$39,753	$1,641	4%

Service revenue	3,437	3,438	(1)	—	10,293	10,079	214	2%

License fees and contract revenue	2,082	1,984	98	5%	8,380	6,203	2,177	35%

Total revenue	$21,332	$20,181	$1,151	6%	$60,067	$56,035	$4,032	7%

Total Revenue. Total revenue increased on a three-month basis compared to 2004 primarily as a result of increased product sales including microfluidic instruments, drug discovery liquid handling instruments, and to a lesser extent drug development instruments.
On a nine-month basis, the increase in total revenue over 2004 resulted primarily from new license fees under our Caliper Driven program and increased product revenue, particularly drug discovery instruments, partially offset by a decline in sales of our drug development instrument products.
Product Revenue. Microfluidic instrument sales increased on a three-month basis with accelerating adoption of the LabChip 90 and LabChip 3000. Microfluidic chip and datapoint sales remained flat in comparison to the third quarter of 2004. Agilent revenues were lower in comparison with the prior year quarter, which included sales of sipper chips that we manufactured for Agilent in advance of its 2004 launch of the Agilent 5100 (ALP) instrument. The third quarter of 2004 also included gross margin sharing with Agilent based on its sales of microfluidic products at a higher rate in comparison to the contractual rates that went into effect in the fourth quarter of 2004. Planar chip volumes with Agilent were lower in the third quarter of 2005 in comparison to 2004. During the second quarter of 2005, a new agreement was signed with Agilent pursuant to which we will remain Agilent’s exclusive supplier of planar chips, which are used in the Agilent 2100 Bioanalyzer instrument, through 2010. The new agreement with Agilent eliminates a significant revenue uncertainty for us and makes the Agilent revenue stream more predictable going forward. Liquid handling instrument revenue increased during the third quarter as we experienced an increase in Caliper Sciclone-based system sales under our collaboration with Affymetrix, which formally launched its GCAS automated target preparation system in September 2005. We manufacture the GCAS system and supply it to Affymetrix on an OEM basis. Including the benefits of the increased sales to Affymetrix, overall liquid handling revenues were up only slightly, reflecting the pressure we see on our direct channel business due to increased competition as well as market softness resulting from conservative spending patterns among our customers. Drug development instruments recovered from lower sales earlier in the year and were up in comparison with the third quarter of 2004. This includes sales of our TPW tablet processing and MultiDose dissolution testing workstations. In spite of the third quarter results, we continue to see reduced demand for our drug development products that will likely continue until the expected launch our next generation of the TPW tablet processing workstation in the second quarter of 2006.

Product revenue increased on a nine-month basis over 2004 primarily due to increased drug discovery products — liquid handling and automation systems — especially including sales to Affymetrix, partially offset by a modest decline in microfluidic product sales (reflecting the Agilent situation described above plus the recovery from Agilent in the second quarter of 2004 of approximately $.9 million due to a catch-up price adjustment on planar chips sold in previous periods), and a decline in sales of drug development instruments. Microfluidic product sales excluding Agilent increased due to greater datapoint revenue and chip usage. Sales of drug development instruments declined due to competition and reduced market demand. However, as noted above, we believe that the demand for our TPW tablet processing workstation will increase next year after the expected launch of the next generation version of this product in the second quarter of 2006.
Service Revenue. Service revenues were relatively constant between the third quarters of 2005 and 2004. On a nine-month basis, the revenue growth reflected increased assay development services partially offset by lower contracts and billables revenue.
License Fees and Contract Revenue. License fees and contract revenues were constant on a three-month basis between the years. The increase on a nine-month basis primarily reflects the benefits of new licensing agreements in 2005 under our Caliper Driven program partially offset by decreased research and development contract funding compared to 2004. This decrease in contract funding was due, in large part, to completed collaboration work leading to commercial launches of partner products, such as Bio-Rad’s launch of the Experion instrument in the fourth quarter of 2004.
Costs of Revenue

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
				%				%
(In thousands)	2005	2004	$ Change	Change	2005	2004	$ Change	Change
Product	$10,478	$9,209	$1,269	14%	$28,287	$26,321	$1,966	7%

Service	1,662	1,792	(130)	(7%)	5,054	5,076	(22)	—

Total cost of revenue	$12,140	$11,001	$1,139	10%	$33,341	$31,397	$1,944	6%

Cost of Product Revenue and Gross Margins. Cost of product revenue increased on a three-month basis over 2004 primarily due to higher sales volumes, a mix shift toward OEM system sales, and to lesser extent, higher shipping and other costs. On a percentage basis, overall product gross margin was 34% for the three months ended September 30, 2005 versus 38% for the three months ended September 30, 2004. The four-percentage point decrease in 2005 compared to 2004 reflected a three-point unfavorable impact caused by competitive pricing and mix effects, and one-point unfavorable impact of higher shipping and other miscellaneous costs. Product margins increased from 28% in the second quarter of 2005 primarily due to the effect of fixed manufacturing costs spread over increased revenue.
Cost of product revenue increased on a nine-month basis over 2004 due to higher volume of product shipments, shifts in product mix and increases in miscellaneous cost of goods spending. On a percentage basis, overall product gross margin was 32% for the nine months ended September 30, 2005 versus 34% for the nine months ended September 30, 2004. This change reflected a two percentage point benefit in the second quarter of 2004 from the recovery from Agilent of a catch-up price adjustment which related to earlier periods. Aside from this, our overall product gross margin was approximately unchanged as compared to 2004.
Cost of Service Revenue and Gross Margins. Cost of service revenue decreased slightly on a three- and nine-month basis over 2004. The decrease relates primarily to improved productivity of service departments and a functional realignment of training department resources supporting sales and marketing activities. Service gross margins increased on a three-month basis to 52% in 2005 from approximately 48% in 2004. Service gross margins increased on a nine-month basis to 51% in 2005 from approximately 50% in 2004. The increased service margin for the three- and nine-month basis is primarily due to training costs that were realigned with sales and marketing activities.

Expenses

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
				%
(In thousands)	2005	2004	$ Change	Change	2005	2004	$ Change	% Change
Research and development	$4,203	$5,287	$(1,084)	(21%)	$12,638	$18,032	$(5,394)	(30%)

Selling, general and administrative	7,792	7,641	151	2%	23,082	24,004	(922)	(4%)

Employee stock compensation, net	339	475	(136)	(29%)	1,170	2,405	(1,235)	(51%)

Amortization of intangible assets	897	936	(39)	(4%)	2,693	2,879	(186)	(6%)

Restructuring charges	—	—	—	—	—	2,218	(2,218)	(100%)
Research and Development Expenses. Research and development expenses decreased on a three-month basis compared to 2004 reflecting $1.2 million in a combination of lower depreciation charges for equipment that was fully depreciated and reduced employee-related costs. Present staffing levels are 21 fewer personnel than in the third quarter of 2004. These were offset, in part, by material spending and other operating expense increases.
Research and development expenses decreased by $5.4 million on a nine-month basis compared to 2004. The prior year period included a $1.0 million charge for in-process research and development related to acquired adherent cell technology. The balance of the reduction reflected lower headcount with 19 fewer personnel on average in 2005 compared to 2004, lower depreciation charges and reduced operating rent charges resulting from building shutdowns in 2004.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased slightly on a three-month basis compared to 2004 as a result of employee-related costs and the realignment of training resources.
Selling, general and administrative expenses decreased on a nine-month basis compared to 2004 primarily due to lower accounting and audit fees related to Sarbanes-Oxley compliance of $0.4 million, and reduced consulting fees and other savings. These were partially offset by the realignment of training department resources.
Employee Stock Compensation. Employee stock compensation decreased on a three-month basis compared to 2004 due to the issuance of fewer stock-based awards and the timing of 2005 restricted stock unit grants which occurred later in the third quarter, and at a lower fair market value than the 2004 grants.
Employee stock compensation expense decreased on a nine-month basis compared to 2004 primarily as a result of charges of approximately $1.4 million that occurred in the first quarter of 2004 pursuant to employment and separation agreements with former executives and other senior employees whose employment was terminated during that quarter.
Amortization of Intangible Assets. Amortization of intangible assets relates solely to the intangible assets acquired in the Zymark acquisition in 2003. The expense decreased on a three- and nine-month basis compared to 2004 as a result of certain intangible assets which became fully amortized as of February 2004 and historical amortization of patents from the Caliper business which were fully amortized by the end of 2004. Scheduled amortization is $0.9 million for the remainder of 2005, $3.6 million for each of the years 2006 and 2007, and the remaining $1.9 million in 2008.
     Restructuring Charges. We incurred restructuring charges and credits in 2004 as follows:
•	We incurred a $2.2 million charge in June 2004, which primarily reflected the net present value of future lease payments on a portion of a building that became idle.

•	We incurred a $0.2 million charge in June 2004 related to severance and benefits associated with the elimination of 14 positions, primarily affecting manufacturing operations in our Mountain View location.

•	We incurred a $0.1 million credit in the first quarter of 2004 to adjust the estimated restructuring liability related to severance and benefits associated with the December 2003 reduction in force.

Interest and Other Expense, Net

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
				%				%
(In thousands)	2005	2004	$ Change	Change	2005	2004	$ Change	Change
Interest income, net	$140	$129	$11	9%	$427	$465	$(38)	(8%)
Other expense, net	(50)	(21)	29	138%	(504)	(64)	440	688%
     Interest income, net increased on a three-month basis compared to 2004 due to reduced interest payments on sales leaseback obligations and interest accretion on idle facilities. Interest income, net decreased on a nine-month basis compared to 2004 due to lower cash, cash equivalents and marketable securities balances over the nine months ended September 30, 2005 as compared to the same period in 2004, offset in part by increased yields on the existing marketable securities portfolio in 2005.
     Other expense increased on a three- and nine-month basis compared to 2004 primarily due to the effects of unfavorable exchange rate changes on the settlement of foreign currency denominated account balances.
Liquidity and Capital Resources
     Our cash, cash equivalents and marketable securities decreased $15.4 million to $34.8 million at September 30, 2005, compared to $50.2 million as of December 31, 2004.
Cash Flows

	Nine Months Ended
	September 30,
(In thousands)	2005	2004	$ Change
Cash provided by (used in)
Operating Activities	$(11,366)	$(16,405)	$5,039
Investing Activities	9,577	11,889	(2,312)
Financing Activities	824	1,638	(814)
     Operating Activities. During the nine months ended September 30, 2005 Caliper utilized $6.3 million to support continuing operations, utilized $2.6 million in payments for idle facilities and $2.5 million in cash for changes in working capital and other noncurrent liabilities. The utilization of working capital was primarily a result of increased inventories of $2.9 million which was driven by the build up of Affymetrix related inventory for the commercial launch of Affymetrix’s GCAS system in September 2005, offset in part by cash provided from other working capital changes.
     Investing Activities. During the nine months ended September 30, 2005, major investing activities included approximately $20.8 million from the sale and maturity of marketable securities, offset by purchases of approximately $5.9 million. The proceeds from these investing activities supported operations during the nine-months as well as made cash available to fund the cash portion of the NovaScreen purchase consideration in October 2005. Caliper made payments of $3.5 million for purchases of property and equipment, and pledged $1.3 million of restricted cash to secure a new lease.
     Financing Activities. During the nine months ended September 30, 2005 we received proceeds from the exercise of stock options and participation in the employee stock purchase plan of approximately $1.5 million. The cash inflow was offset by payments made under sale-leaseback and other obligations of approximately $0.7 million.
     As of September 30, 2005, we had commitments under leases and other obligations totaling $24.7 million, as reflected in the table below (in thousands), as compared to $13.1 million as of December 31, 2004. The increase is primarily due to the new Hopkinton lease agreement.

Operating
Leases
Years ending December 31:
2005 (3 months)	$1,051
2006	4,133
2007	3,898
2008	3,760
2009	1,870
Thereafter	9,943

Total minimum lease and other payments	$24,655

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
Factors Affecting Operating Results
Risks Related To Our Business
          Our LabChip products may not achieve widespread market acceptance, which could cause our revenue to grow slowly or decline and make it more difficult for us to achieve or maintain profitability.
          The commercial success of our LabChip products depends upon market acceptance of the merits of our drug discovery and automated electrophoresis separations systems by pharmaceutical and biotechnology companies, academic research centers and other companies that rely upon laboratory experimentation. However, because our microfluidic drug discovery and automated electrophoresis systems have been in operation for only a limited period of time, their accuracy, reliability, ease-of-use and commercial value have not yet gained widespread commercial acceptance. If these systems do not continue to gain further market acceptance, our revenue may grow more slowly than expected or decline.
          In addition, our strategy for the LabChip 3000 system, our microfluidic-based high throughput screening product, depends upon the early users of these systems buying additional units as they spread the adoption of this technology throughout their organizations worldwide. New customers for our drug discovery systems may wait for indications from our initial drug discovery system customers that our drug discovery systems work effectively and generate substantial benefits. If the early users of our LabChip 3000 systems do not endorse the further adoption of these systems because they fail to generate the expected quantities and quality of data, are too difficult or costly to use or are otherwise deficient in meeting the screening needs of these customers, further sales of these systems to these early users may be limited and sales to new users will be more difficult.
          Because drug screening systems represent substantial capital expenditures, it is important that these systems be capable of performing a wide variety of different types of assays and experiments in order to justify the cost of the systems. We intend to continue developing new versions of our microfluidic-based drug discovery systems with enhanced features that address existing or emerging customer needs, such as offering a broad range of standardized, easy-to-use assays. If we are unable to do so, our drug discovery systems may not become more widely used and we may experience a decline in revenue or slow revenue growth and may not achieve or maintain profitability. We currently have several assays in development, including assays that measure many important activities of cells and proteins. We are also developing product extensions that are particularly well suited for the evaluation of kinases, one of the largest focus areas of drug discovery efforts today. We are also developing kinase profiling and selectivity screening kits. If we are not able to complete the development of any of these expanded applications and tools, or if we experience difficulties or delays, we may lose our current customers and may not be able to obtain new customers.
          To date, a large portion of our microfluidic-based drug discovery systems have been sold as a result of senior-level relationship selling and we have not yet achieved broad-based sales of our LabChip microfluidic instruments through our sales and marketing organization. In addition, these systems and their underlying technologies are still relatively new to our sales and marketing organization, which may limit our ability to effectively market and sell these systems. If we cannot market these systems effectively, market acceptance of these products may be limited.
          For all of the foregoing reasons, we cannot assure you that our efforts to increase the adoption of our LabChip-based high-throughput drug screening and automated electrophoresis systems, by both existing and new users, will be expeditious or effective.
          In summary, market acceptance of our LabChip systems will depend on many factors, including:

•	our ability to demonstrate the advantages and potential economic value of our LabChip drug discovery systems over alternative, well-established technologies;

•	our ability to develop a broader range of standard assays and applications that enable customers and potential customers to perform many different types of experiments on a single LabChip instrument system; and

•	our ability to market and sell our drug discovery systems and related consumable products through our marketing and sales organization without the involvement of our senior management.
          If we are not successful in developing new and enhanced liquid handling, LabChip and other life sciences products, we may lose market share to our competitors.
          The life sciences productivity tools equipment market is very competitive and is characterized by rapid technological change and frequent new product introductions. The commercial success of our liquid handling systems, LabChip and other products depends upon continued improvement of our products and expanding market acceptance of our systems and products by pharmaceutical and biotechnology companies and genomics research organizations, and upon our ability to address quickly any performance problems that our customers encounter. We anticipate that our competitors will introduce new, enhanced products in this market in the near future. Our future success will depend on our ability to offer new products and technologies that researchers believe are an attractive alternative to current products and technologies, that address the evolving needs of our customers, and that are technologically superior to new products that may be offered by our competitors. The product development process is inherently uncertain, and we may experience difficulties or delays in our development efforts for new products and we may not ultimately be successful in developing them. Any significant delay in releasing new products in this market could adversely affect our reputation, give a competitor a first-to-market advantage or enable a competitor to achieve greater market share.
          If we are not successful in improving the cost of our LabChip products relative to the performance delivered, we may not be successful in displacing alternative or more established products and technologies that are competitive with our LabChip products.
          Customers in the life sciences productivity tools equipment market tend to be very price- and cost- sensitive relative to product performance. The commercial success of our LabChip products will depend not only upon our ability to demonstrate that their performance is superior to the performance of conventional products, but also that their total cost to purchase and operate is competitive with or lower than the cost of alternative or more established products. We may need to reduce our manufacturing costs in order to sell our LabChip products at more competitive prices. Although we have been successful in achieving significant reductions in the manufacturing costs of our LabChip instruments and chips, we are engaged in ongoing efforts to further reduce the costs of our LabChip products. Some of these efforts involve a substantial amount of technical risk, such as manufacturing our chips on plastic substrates rather than glass. If we are not successful in achieving these additional cost reductions, the market demand for our LabChip products may be limited and the rate of adoption of these products may be slower than we anticipate. We cannot assure you that our efforts to achieve further cost reductions will be successful.
          We are subject to the capital spending patterns of the pharmaceutical industry, which recently have been adversely impacted by general economic conditions, industry consolidation and increased competition, and which have resulted in severe price competition among suppliers of products to that industry.
          Many of our instrument products represent relatively large capital expenditures by our customers. During the past several years, many of our customers and potential customers, particularly in the pharmaceutical industry, have reduced their capital spending budgets because of generally adverse prevailing economic conditions, consolidation in the industry and increased pressure on the profitability of pharmaceutical companies, due in part to more competition from generic drugs. These conditions have resulted in increased price competition and downward pressure on prices for the products that we supply, in particular with respect to our liquid handling automation products. If our customers and potential customers do not increase, or if they further reduce, their capital spending budgets because of continuing adverse economic conditions or further consolidation in the industry, we could face weak demand for our products. If the demand for our instrument products is weak because of constrained capital spending by our pharmaceutical industry customers and potential customers, we may not achieve our targets for revenue and cash flow from operations. In addition, if we are not able to obtain sufficient prices for our products due to ongoing price competition with other suppliers in our industry, our results of operations may be materially adversely affected.
          Our future revenue growth depends to a significant extent on sales by Affymetrix of the GCAS automated target preparation system, which is based on the Caliper Sciclone liquid handling instrument. If end-user demand for this product is not as strong as anticipated by Affymetrix, our future revenue targets may not be achieved.
          In collaboration with Affymetrix, we have developed a new automated system for the preparation of nucleic acid target material to be applied to Affymetrix’s GeneChip® devices, which system is based on our Sciclone liquid handling instrument. Affymetrix began to ship the commercial version of the GCAS system during the third quarter of 2005. Under the terms of our collaboration agreement, Affymetrix will market and sell the GCAS system. If Affymetrix experiences other difficulties in the marketing, sale, and support of this system, our future revenues will be less than anticipated. In addition, because the GCAS system is a new product for which there is no commercial experience, there can be no assurance that the demand for this product will materialize as expected.
          Our future revenue growth also depends to a significant extent on the revenue growth of NovaScreen, which we recently acquired. If NovaScreen’s revenue does not grow as we anticipate, our future revenue targets may not be achieved.
          In October, 2005 we acquired NovaScreen Biosciences, a privately held business which provides high throughput screening and compound profiling services. We completed this acquisition, in part, because we believe that the market for these services will grow at a relatively high rate as more pharmaceutical and biotech companies increase their out-sourcing of these services. There can be no assurance that pharmaceutical and biotech companies will continue to increase their demand for these services. If the trend toward more out-sourcing of these services does not continue to grow, our revenues from the NovaScreen business may not be as large as anticipated, making it more difficult for us to achieve our future revenue growth targets.
          A significant portion of our business depends upon collaborations with business partners, and our financial success depends upon our ability to develop new product concepts with compelling value propositions to generate new Caliper Driven collaboration relationships, as well as our ability to manage our existing relationships.
          Historically, an important part of our business strategy has been to collaborate with business partners in the development of new applications for our microfluidic and liquid handling products, and the subsequent commercialization of the developed products. The costs associated with these product development efforts are generally significant, and the time to market for these product development efforts is generally two or more years. Accordingly, attracting a collaboration partner to undertake and underwrite a proposed product development effort requires a compelling value proposition for the product proposed to be developed.
          Moreover, even if we are successful in initiating a new product development effort with a Caliper Driven partner, these collaboration arrangements can be difficult to manage, and technical problems encountered in the development programs or disagreements with our business partners may adversely impact our ability to complete development programs, and therefore to realize increased product sales through these product development and commercialization collaborations. There can be no assurance that we will continue to be able to define compelling new product concepts or to identify new collaboration partners or new applications for our technologies to develop with our existing collaboration partners. If we are unable to define new product opportunities or to identify new collaboration partners or to agree on the terms of a collaboration, or if we are unable to identify new applications for our technologies to develop and commercialize with an existing collaboration partner, our revenues could decline and the growth of our business could be adversely affected.
          Acquisitions may have unexpected consequences or impose additional costs on us.
          Our business is highly competitive and our growth is dependent upon market growth and our ability to enhance our existing products, introduce new products on a timely basis and offer to our customers products that provide a more complete solution. One of the ways we may address the need to develop new products is through acquisitions of complementary businesses and technologies, such as our acquisition of Zymark in July 2003 and our recent acquisition of NovaScreen. From time to time, we consider and evaluate potential business combinations both involving our acquisition of another company and transactions involving the sale of our company through, among other things, a possible merger or consolidation of our business into that of another entity.
          Acquisitions involve numerous risks, including the following:
•	difficulties in integration of the operations, technologies and products and services of the acquired companies;

•	the risk of diverting management’s attention from normal daily operations of the business;

•	potential cost and disruptions caused by the integration of financial reporting systems and development of uniform standards, controls, procedures and policies;

•	accounting consequences, including amortization of acquired intangible assets or other required purchase accounting adjustments, resulting in variability or reductions of our reported earnings;

•	potential difficulties in completing projects associated with purchased in-process research and development;

•	risks of entering markets in which we have no or limited direct prior experience and where competitors in these markets have stronger market positions;

•	the potential loss of our key employees or the acquired company due to the employment uncertainties inherent in the acquisition process;

•	the assumption of known and potentially unknown liabilities of the acquired company;

•	the risk that we may find that the acquired company or business does not further our business strategy or that we paid more than what the company or business was worth;

•	we may disagree with the former management of businesses that we acquire with respect to the interpretation of provisions in the acquisition agreement relating to earnout provisions or other provisions that have ongoing effect after the completion of the acquisition, which could result in disputes or litigation with current employees who joined us as part of the acquisition or former management of acquired businesses;

•	our relationship with current and new employees and customers could be impaired;

•	the acquisition may result in litigation from terminated employees or third parties who believe a claim against us would be valuable to pursue;

•	our due diligence process may fail to identify significant issues with product quality, product architecture and legal contingencies, among other matters; and

•	there may be insufficient revenues to offset increased expenses associated with acquisitions.
          Acquisitions may also cause us to issue common stock that would dilute our current stockholders’ percentage ownership; record goodwill and non-amortizable intangible assets that will be subject to impairment testing and potential periodic impairment charges; incur amortization expenses related to certain intangible assets; or incur other large and immediate write-offs.
          We cannot assure you that future acquisitions will be successful and will not adversely affect our business. We must also maintain our ability to manage any growth effectively. Failure to manage growth effectively and successfully integrate acquisitions that we make could harm our business.
          We expect to incur future operating losses and may not achieve profitability.
          We have experienced significant operating losses each year since our inception and we expect to incur substantial additional operating losses in 2005. We may never achieve profitability. As of September 30, 2005, Caliper had an accumulated deficit of approximately $179.6 million. Our losses have resulted principally from costs incurred in research and development and product marketing and from general and administrative costs associated with our operations. These costs have exceeded our interest income and revenue which, to date, have been generated principally from product sales, collaborative research and development agreements, technology access fees, and cash and investment balances.
          Our operating results fluctuate significantly and any failure to meet financial expectations may disappoint securities analysts or investors and result in a decline in our stock price.
          Our quarterly operating results have fluctuated significantly in the past, and we expect that they will continue to fluctuate in the future as a result of many factors, some of which are outside of our control. For example, many of our products represent relatively large capital expenditures for our customers, which leads to variations in the amount of time it takes for us to sell our products because customers may take several months or longer to evaluate and obtain the necessary internal approvals for the purchase of our products. In addition, a significant portion of our revenues is derived from sales of relatively high-priced products, and these sales are generally made by purchase orders rather than long-term contracts. Delays in receipt of anticipated orders for higher-priced products could lead to substantial variability of revenue from quarter to quarter. Furthermore, we commonly receive purchase orders and ship a significant portion of each quarter’s product orders near the end of the quarter. If that pattern continues, even short delays in the receipt of orders or shipment of products at the end of a quarter could result in shipment during the next quarter, which could have a material adverse effect on results of operations for the quarter in which the shipment did not occur. Our business is affected by capital spending patterns of our customers with a greater percentage of purchases, and therefore we typically experience higher revenues in the second half of our fiscal year. There can be no assurance that this trend will continue. For all of these and other reasons, it is possible that in some future quarter or quarters our operating results will be below the expectations of securities analysts or investors. In this event, the market price of our common stock may fall abruptly and significantly. Because our revenue and operating results are difficult to predict, we believe that period-to-period comparisons of our results of operations are not a reliable indication of our future performance.
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
          Our ability to scale-up chip manufacturing may be compromised by uncertainty regarding the volume of chips for the Agilent 2100 Bioanalyzer and the Bio-Rad Experion instrument systems that we will need to supply to Agilent and Bio-Rad in the future. In June 2005, we entered into a new five-year agreement with Agilent to be the exclusive supplier of planar LabChip devices to Agilent for the Agilent 2100 Bioanalyzer. However, this agreement does not provide for minimum volume guarantees, and the future demand for planar LabChip devices will depend, in many respects, on factors beyond our control. Accordingly, we face uncertainty regarding future demand for these chips from our manufacturing operations.
          Our revenue from Agilent could decline due to a number of different factors, including a reduction in planar LabChip purchases by Agilent and reduced sales of the Agilent 2100 Bioanalyzer and LabChip products sold by Agilent, or reduced sales of such products by Agilent due to competition from us or our other commercial partners.
          Under the terms of our supply agreement with Agilent, which we entered into with Agilent in June 2005 and which becomes effective January 1, 2006, Agilent will begin paying us a volume-based purchase price for planar LabChip devices that will be exclusively supplied by us. Under this new supply arrangement we will no longer receive revenue from Agilent pursuant to a formula based on our manufacturing costs for planar LabChip devices plus a share of Agilent’s gross margin from sales by Agilent of LabChip instruments and chips. The volume of planar LabChip device purchases by Agilent is dependent upon sales of the Agilent 2100 Bioanlayzer and associated assay kits and other potential future systems and assays that may be developed by Agilent. If Agilent’s sales of these products do not increase, the amount of revenue we receive from Agilent will decline.
          In addition, under the surviving terms of our collaboration agreement with Agilent, we granted to Agilent a non-exclusive, royalty-bearing license to certain of our LabChip technologies existing as of the termination date of the collaboration agreement for Agilent to develop, make and sell products in the field of the collaboration. Consequently, there is the possibility that following the expiration of the five-year term of the new exclusive supply agreement, or upon a breach of our obligations under the new supply agreement, Agilent may manufacture its own supply of planar LabChip products, rather than purchasing them from us. In addition, Agilent could utilize its license rights to compete with us in other product areas in the future. Although this would generate royalty payments to us, such competition may reduce our ability to sell our own products independently or through other commercial partners.
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
          We are highly dependent on the principal members of our management team, especially our Chief Executive Officer, and certain of our scientific staff. For example, many of our sales, particularly with respect to our LabChip drug discovery systems, have resulted through the direct involvement of senior members of our management team, including our Chief Executive Officer, with our customers’ senior level management. The loss of services of any of these individuals could seriously harm our product commercialization efforts. In addition, research and new product development will require additional skilled personnel in areas such as chemistry and biology, software engineering and electronic engineering. Our principal business locations in the United States are Silicon Valley, California, and in the Boston metropolitan area, where demand for personnel with these skills remains high, and may increase further as the economic outlook in these areas improves. As a result, competition for and retention of personnel, particularly for employees with technical expertise, is intense and the turnover rate for these people is high. If we are unable to hire, train and retain a sufficient number of qualified employees, our ability to conduct and expand our business could be seriously reduced. The inability to retain and hire qualified personnel could also hinder any planned expansion of our business.
          Our products could infringe on the intellectual property rights of others, which may cause us to engage in costly litigation and, if we are not successful, could also cause us to pay substantial damages and prohibit us from selling our products.
          The technology fields in which we operate are still relatively new and evolving and, consequently, patent positions in our industry are generally uncertain. Accordingly, we cannot assure you that third parties will not assert infringement or other intellectual property claims against us. We may have to pay substantial damages, including treble damages, for past infringement if it is ultimately determined that our products infringe a third party’s proprietary rights. Further, we may be prohibited from selling our products before we obtain a license, which, if available at all, may require us to pay substantial royalties. Even if these claims are without merit, defending a lawsuit takes significant time, may be expensive and may divert management attention from other business concerns. We are aware of third-party patents that may relate to our technology or potential products. Any public announcements related to litigation or patent interference proceedings initiated or threatened against us could cause our stock price to decline.

          We may need to initiate lawsuits to protect or enforce our patents, which would be expensive and, if we lose, may cause us to lose some of our intellectual property rights, which would reduce our ability to compete in the market.
          We rely on patents to protect a large part of our intellectual property and our competitive position, especially in our microfluidics business. In order to protect or enforce our patent rights, Caliper may initiate patent litigation against third parties, such as the patent infringement suit against Molecular Devices we settled in November 2003. These lawsuits could be expensive, take significant time, and could divert management’s attention from other business concerns. In addition, these lawsuits would put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing. We may also provoke a third party defendant to assert claims against us. We cannot assure you that we will prevail in any of these suits or that the damages or other remedies awarded, if any, will be commercially valuable. During the course of these suits, there may be public announcements of the results of hearings, motions and other interim proceedings or developments in the litigation. If securities analysts or investors perceive any of these results to be negative, it could cause our stock price to decline.
          The rights we rely upon to protect our intellectual property underlying our products may not be adequate, which could enable third parties to use our technology and would reduce our ability to compete in the market.
          In addition to patents, we rely on a combination of trade secrets, copyright and trademark laws, nondisclosure agreements and other contractual provisions and technical measures to protect our intellectual property rights. Nevertheless, these measures may not be adequate to safeguard the technology underlying our products. If they do not protect our rights, third parties could use our technology and our ability to compete in the market or to maintain the gross margins on the products we sell would be reduced. In addition, employees, consultants and others who participate in the development of our products may breach their agreements with us regarding our intellectual property, and we may not have adequate remedies for such breach. We also may not be able to effectively protect our intellectual property rights in some foreign countries. For a variety of reasons, we may decide not to file for patent, copyright or trademark protection outside of the United States. We also realize that our trade secrets may become known through other means not currently foreseen by us. Notwithstanding our efforts to protect our intellectual property, our competitors may independently develop similar or alternative technologies or products that are equal or superior to our technology and products without infringing on any of our intellectual property rights or design around our proprietary technologies.
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
          Our reliance on a sole or a limited group of suppliers involves several risks, including the risk that we may be unable to obtain an adequate supply of required components, that we have reduced control over pricing and the timely delivery of components and subassemblies and that our suppliers may be unable to develop technologically advanced products to support our growth and development of new systems.
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
          If a natural disaster strikes our manufacturing facilities, we would be unable to manufacture our products for a substantial amount of time and we would experience lost revenue.
          We rely on a single manufacturing location to produce our chips and drug discovery systems, and a single location to produce laboratory automation and robotics systems, with no alternative facilities. These facilities and some pieces of manufacturing equipment are difficult to replace and could require substantial replacement lead-time. Our manufacturing facilities may be affected by natural disasters, such as earthquakes and floods. Earthquakes are of particular significance because our LabChip product manufacturing facility is located in Mountain View, California, an earthquake-prone area. In the event that our existing manufacturing facilities or equipment are affected by man-made or natural disasters, we would be unable to manufacture products for sale, meet customer demands or sales projections. If our manufacturing operations were curtailed or ceased, it would harm our business.
          Failure to raise additional capital or generate the significant capital necessary to expand our operations and invest in new products could reduce our ability to compete and result in lower revenue.
          We anticipate that our existing capital resources, together with the revenue to be derived from our commercial partners and from commercial sales of our microfluidic and lab automation products and services, will enable us to maintain currently planned operations at least through the year 2006. However, we premise this expectation on our current operating plan, which may change as a result of many factors, including our acquisition of NovaScreen or of another company or business. Consequently, we may need additional funding sooner than anticipated. Our inability to raise needed capital would seriously harm our business and product development efforts. In addition, we may choose to raise additional capital due to market conditions or strategic considerations even if we believe that we have sufficient funds for our current or future operating plans. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of these securities could result in dilution to our stockholders.
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
          As of December 31, 2004, we had federal and state net operating loss carryforwards of approximately $132 million and $47 million, respectively. We also had federal and state research and development tax credit carryforwards of approximately $4.1 million and $2.8 million, respectively. The federal net operating loss and credit carryforwards will expire at various dates through 2024 beginning in the year 2009 if not utilized. State net operating losses of approximately $750,000 expired in 2004. The current remaining state net operating losses have varying expiration dates through 2013.
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
Risks Related to Owning Our Common Stock
          Our stock price is volatile and you may not be able to resell your shares at a profit.
          Our stock has been trading on the Nasdaq National Market since mid-December 1999. Our stock price can be volatile and may drop substantially following your investment in our common stock. We expect that our stock price will remain volatile as a result of a number of factors, including:
•	announcements by analysts regarding their assessment of us and our prospects;

•	announcements by our competitors of complementary or competing products and technologies;

•	announcements of our financial results, particularly if they differ from investors’ expectations;

•	the relatively low average trading volume for our stock; and

•	general market volatility for technology stocks.
          These factors and fluctuations, as well as general economic, political and market conditions, may materially adversely affect the volatility and the market price of our common stock.
          Our stock is thinly traded, and as a result sales of even small numbers of shares may decrease the market price of our stock.
          Our stock trades on the Nasdaq National Market at a relatively low volume. The release into the market of shares through sales by our existing stockholders could have an adverse effect on the market price for our stock.
          In connection with the merger with NovaScreen, four former NovaScreen stockholders signed agreements restricting their ability to sell our common stock for specified periods of time after the merger. Three of these stockholders, holding an aggregate of 927,083 shares of our common stock, may not directly or indirectly transfer 25% of their shares until 90 days following the closing of the merger and the remaining 75% until the first anniversary of the closing date. One of these stockholders, holding 214,582 shares of our common stock, may sell 25% of his shares after closing, and may sell an additional 25% of his shares after 90 days, an additional 25% of his shares after 180 days and the remaining shares after 270 days following closing. If these stockholders sell all of their shares as soon as the restrictions on sale in the agreements expire, this could have a material adverse effect on the market price of our stock.
          We have been sued and we are at risk of future securities class action litigation.
          In the spring and summer of 2001, class action lawsuits were filed against certain leading investment banks and over 300 companies that did public offerings during the prior several years, including lawsuits against us and certain of our officers and directors. Although we presently believe that this litigation will be settled without any payments by Caliper, this and other securities litigation could result in potential liability, cause us to incur litigation costs and divert management’s attention and resources, any of which could harm our business. In addition, announcements of future lawsuits of this or some other nature, and announcements of events occurring during the course of the current and any future lawsuits, could cause our stock price to drop.
          Provisions of our charter documents and Delaware law may inhibit a takeover, which could limit the price investors might be willing to pay in the future for our common stock.
          Provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing an acquisition, a merger in which we are not the surviving company, or changes in our management. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law. These provisions may prohibit large stockholders, in particular those owning 15% or more of the outstanding voting stock, from consummating a merger or combination within the Company. These provisions could limit the price that investors might be willing to pay in the future for our common stock.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Sensitivity
     Our primary market risk exposures are foreign currency fluctuation and interest rate sensitivity. There have been no material changes to the information included under Item 7A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
Item 4. Controls and Procedures
     We evaluated our “disclosure controls and procedures” as defined by Exchange Act Rules 13(a)-15(e) and 15(d)-15(e), as of September 30, 2005. This evaluation was done under the supervision and with the participation of management, including our chief executive officer and our chief financial officer.
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
Based on their evaluation as of September 30, 2005, the chief executive officer and the chief financial officer have concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
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

Part II — OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended September 30, 2005, an employee who had received a grant of 5,000 shares of restricted stock yet to be issued, which was subject to a right of repurchase by Caliper, left the employment of Caliper. The table below reflects the stock as though it had been issued and repurchased during the three months ended September 30, 2005:

Maximum
			Total	Dollar
			Number of	Value of
			Shares	Shares
			Purchased as	that May Yet
			Part of	Be
			Publicly	Purchased
	Total Number of	Average Price Paid	Announced	Under the
Period	Shares Purchased	Per Share	Programs	Programs
July 1, 2005 through September 30, 2005	5,000	$.001	—	—

Total	5,000	$.001	—	—

EXHIBIT INDEX
Item 6. Exhibits

Exhibit
Number	Description of document
3.1(1)	Amended and Restated Certificate of Incorporation of Caliper.

3.2(2)	Certificate of Designation Of Series A Junior Participating Preferred Stock.

3.3(3)	Restated Bylaws of Caliper.

3.4(4)	Amendment No. 1 to Bylaws of Caliper.

4.2(5)	Specimen Stock Certificate.

4.3(2)	Rights Agreement, dated as of December 18, 2001, between Caliper and Wells Fargo Bank Minnesota, N.A., as Rights Agent.

31.1	Certification of Chief Executive Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2*	Certification of Chief Financial Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

(1)	Previously filed as the like-numbered Exhibit to Form 10-Q for the quarterly period ended March 31, 2004 and incorporated by reference herein.

(2)	Previously filed as Exhibit 99.1 to Current Report on Form 8-K filed December 19, 2001 and incorporated by reference herein.

(3)	Previously filed as Exhibit 3.4 to our Registration Statement on Form S-1, as amended, File No. 333-88827, filed on October 12, 1999 and incorporated by reference herein.

(4)	Previously filed as the like-numbered Exhibit to Form 10-K for the year ended December 31, 2002 and incorporated by reference herein.

(5)	Previously filed as the like-numbered Exhibit to Annual Report on Form 10-K for the annual period ended December 31, 2004 and incorporated by reference herein.

*	The certifications attached as Exhibits 32.1 and 32.2 accompanies this Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Caliper for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALIPER LIFE SCIENCES, INC.

Date: November 9, 2005	By:	/s/ E. Kevin Hrusovsky

E. Kevin Hrusovsky
Chief Executive Officer and President

	By:	/s/ Thomas T. Higgins

Thomas T. Higgins
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description of document
3.1(1)	Amended and Restated Certificate of Incorporation of Caliper.

3.2(2)	Certificate of Designation Of Series A Junior Participating Preferred Stock.

3.3(3)	Restated Bylaws of Caliper.

3.4(4)	Amendment No. 1 to Bylaws of Caliper.

4.2(5)	Specimen Stock Certificate.

4.3(2)	Rights Agreement, dated as of December 18, 2001, between Caliper and Wells Fargo Bank Minnesota, N.A., as Rights Agent.

31.1	Certification of Chief Executive Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2*	Certification of Chief Financial Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

(1)	Previously filed as the like-numbered Exhibit to Form 10-Q for the quarterly period ended March 31, 2004 and incorporated by reference herein.

(2)	Previously filed as Exhibit 99.1 to Current Report on Form 8-K filed December 19, 2001 and incorporated by reference herein.

(3)	Previously filed as Exhibit 3.4 to our Registration Statement on Form S-1, as amended, File No. 333-88827, filed on October 12, 1999 and incorporated by reference herein.

(4)	Previously filed as the like-numbered Exhibit to Form 10-K for the year ended December 31, 2002 and incorporated by reference herein.

(5)	Previously filed as the like-numbered Exhibit to Annual Report on Form 10-K for the annual period ended December 31, 2004 and incorporated by reference herein.

*	The certifications attached as Exhibits 32.1 and 32.2 accompanies this Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Caliper for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.