Form 10-K
period 2005-12-31
CALIPER LIFE SCIENCES INC
filed 2006-03-14
CIK 1014672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .
Commission file number: 000-28229
Caliper Life Sciences, Inc.
(Exact name of registrant as specified in its charter)

Delaware	33-0675808
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

68 Elm Street Hopkinton, MA (Address of principal executive offices)	01748 (Zip Code)
Registrant’s telephone number, including area code (508) 435-9500
Securities registered pursuant to Section 12(b) of the Exchange Act: None
Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock, $0.001 Par Value Per Share
Common Stock Purchase Rights
(Title of class)
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐          No ☑
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.     Yes ☐          No ☑
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer     ☐          Accelerated filer     ☑          Non-accelerated filer     ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes     ☐          No     ☑
      The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate), as of the last business day of the registrant’s most recently completed second fiscal quarter was $171.8 million.
      As of March 9, 2006, the registrant had 33,880,972 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
      The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is either incorporated from the Registrant’s Definitive Proxy Statement for the Registrant’s 2006 Annual Meeting of Stockholders or from a future amendment to this Form 10-K, in either case to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

CALIPER LIFE SCIENCES, INC.
FORM 10-K
For the Fiscal Year Ended December 31, 2005

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
      Caliper, the Caliper logo, LabChip, the LabChip logo, Zymark, LibraryCard, Allegro, CLARA, MultiDose, Prelude, RapidPlate, RapidTrace, Staccato, TurboVap and Twister are registered trademarks of Caliper Life Sciences, Inc. and Caliper Driven, iLink, inL10, Sciclone, Tablet Processing Workstation, TPW, and iBlox are trademarks of Caliper Life Sciences, Inc. NovaScreen is a registered trademark of NovaScreen Biosciences Corporation and Kinase Adviser and GENSEP II are trademarks of NovaScreen Biosciences Corporation, which is wholly-owned by Caliper.
PART I

Item 1.	Business
Overview
      We use our core technologies of liquid handling, automation, and LabChip microfluidics to create enabling solutions for the life sciences industry. We are a leader in microfluidic lab-on-a-chip technologies. In October 2005, we acquired NovaScreen Biosciences Corporation, a provider of assay development and screening services for the biotechnology and pharmaceutical industry. Through our acquisition of NovaScreen, we are able to provide a comprehensive range of in vitro products and services.
      Within the life sciences industry we are currently pursuing two major markets: drug discovery and development , and diagnostics. In the drug discovery and development market, our products and services address many new challenges faced by pharmaceutical companies. These challenges include late-stage drug failures, increased research and development spending yielding fewer new drugs and, more recently, drugs being removed from the market due to unforeseen side effects that were not discovered in pre-launch research and development or clinical trials. Our products help researchers make better choices earlier in their drug discovery process, increase the speed and efficiency of their high-throughput screening efforts, and perform profiling experiments that can identify drug side effects earlier in the drug discovery process. With respect to diagnostics markets, we believe that our LabChip technologies may help reduce the high cost of many diagnostic tests, particularly molecular diagnostic tests, through integration and miniaturization of the various steps required to carry out these tests. We are presently primarily working with collaboration partners in this area, although these projects are still in the feasibility or early development stages.
      We have three channels of distribution for our products: direct to customers, indirect through our international network of distributors, and through partnership channels under our “Caliper Driven” program. Through our direct and indirect channels, we sell complete system solutions developed by us to end customers. Our Caliper Driven program is core to our business strategy and complementary to our direct sales and distribution network activities, as it enables us to extend the commercial potential of our LabChip and advanced liquid handling technologies into new industries and new applications with experienced commercial partners. Under this program, we supply liquid handling products, microfluidics chips, and other products on an OEM (original equipment manufacturer) basis, and when requested provide product development expertise to our commercial partners, who then typically integrate an application solution and market it to their end customers. In addition, as part of our Caliper Driven program we also provide licenses to our extensive microfluidic patent estate to other companies. We view out-licensing under our Caliper Driven program as a way for us to extend our microfluidics technology into certain application areas that we do not have a present strategic intent to address directly, or that may require the greater technical, marketing or financial resources of our licensing partner in order to obtain a more a rapid adoption of our technology in the particular application area. By using direct and indirect distribution, and out-licensing our technology under our Caliper Driven program, we seek to maximize penetration of our products and technologies into the marketplace and position Caliper as a leader in the life sciences tools market.
      Caliper was organized under the laws of the State of Delaware on July 26, 1995. Our principal executive offices are located at 68 Elm Street, Hopkinton, Massachusetts 01748, and our telephone number is (508) 435-9500. Our web site address is www.caliperLS.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports, are available to you free of charge through the Investor Relations section of our website as soon as reasonably practicable after such materials have been electronically filed with, or furnished to, the SEC. The contents of our web site are not part of this Annual Report.
Recent and Pending Acquisitions
      On September 7, 2005, we entered into an Agreement and Plan of Merger with NovaScreen Biosciences Corporation. On October 3, 2005, Caliper completed the acquisition of NovaScreen for $23.3 million, including $17.6 million in Caliper common stock, $4.4 million of cash and $1.3 million of estimated direct acquisition costs, and NovaScreen became a wholly-owned subsidiary of Caliper. Ten percent of the consideration payable to the former stockholders of NovaScreen has been placed into escrow for a twelve-month period to cover any potential indemnification claims. NovaScreen shareholders can also earn up to $8 million of additional consideration contingent upon the achievement of defined revenue milestones over the 30-month period from the closing date of this acquisition. The closing consideration was paid, and future contingent consideration is payable, in the ratio of 80% Caliper common stock and 20% cash. Caliper issued 2,576,933 shares of common stock for the purchase of NovaScreen and reserved 1,124,450 shares of common stock for future issuance in connection with the potential achievement of milestone events.
      NovaScreen provides innovative drug discovery and development services that are designed to improve the productivity, accelerate the pace, and reduce the cost of pharmaceutical research and development. NovaScreen develops and offers a wide range of secondary screening and assay development services to major pharmaceutical, biotechnology and educational institutions worldwide. In addition to its core screening and assay development services, NovaScreen also provides in vitro ADME (absorption, distribution, metabolism and excretion) and in vitro TOX (toxicology) services. A leader in the secondary re-screening segment, NovaScreen also offers screening, pharmacological testing and database development to government agencies such as the National Institutes of Health (NIH), particularly the National Institute of Allergy and Infectious Diseases (NIAID) and National Institute on Drug Abuse (NIDA). In addition, NovaScreen has developed a content database and pharmacoinformatics tool that provides statistical predictability in the drug discovery process.
      NovaScreen’s business is operated in a facility located in Hanover, Maryland, from which it serves a customer base in the United States, Canada, Europe, Israel, India, Japan, South Korea and Australia. NovaScreen has over 200 customers consisting of a broad variety of pharmaceutical research laboratories, biotechnology companies, educational laboratories and government health agencies.

      Our NovaScreen business strategy includes the following:

•	Continue to expand the breadth of NovaScreen’s drug discovery and development services to perform fully integrated, high-value discovery and early development programs for its clients.

•	Strengthen and expand NovaScreen’s market position by providing innovative, cost-effective, high-quality, customer-driven services.

•	Leverage NovaScreen’s in vitro screening assay and chemistry capabilities to grow its pharmacoinformatics database and its in silico screening tools to enable NovaScreen to provide substantial productivity enhancements and higher value-added services to its pharmaceutical and biotechnology clients.
      The principal goals of the acquisition included (1) broadening Caliper’s in vitro product offering to include both products and services, (2) enabling Caliper’s participation in the emerging trend towards outsourced services, (3) enhancing the adoption of Caliper’s LabChip instruments, and (4) accelerating our revenue growth and progress toward profitability and cash positive operations.
      On February 13, 2005, we announced entering into a definitive merger agreement on February 10, 2006 to acquire Xenogen Corporation, a maker of advanced imaging systems including instruments, biological solutions and software designed to accelerate drug discovery and development. Under the agreement, we will issue approximately 13.2 million common shares and approximately 5.125 million warrants to purchase Caliper common shares in exchange for all of Xenogen’s equity securities outstanding at the closing. As of February 10, 2006, the aggregate value of the Caliper shares and warrants to be issued in connection with the merger was approximately $80 million. The acquisition is expected to significantly advance our capabilities as a leading provider of tools and services that increase the productivity and clinical relevance of life sciences research, and is expected to accelerate our revenue growth and profitability. The integration of molecular tool technologies presents a key opportunity to improve drug discovery research. As highlighted in the FDA Critical Path Initiative, biomarker research and better experimentation models are essential to improve predictability and efficiency along the critical path from laboratory to commercial drug. The combination of our proprietary microfluidic technology and automation expertise with Xenogen’s proprietary imaging technology addresses these key research needs by creating molecular level solutions that encompass in vitro (test tube) to in vivo (living organism) research. These technologies offer exceptional data quality and productivity advantages, and combining them to offer a highly correlated suite of products and services should result in earlier, clinically relevant insights in the drug discovery process. The transaction is subject to customary conditions, including the approval of Xenogen and our stockholders, as well as standard regulatory approvals, and is expected to close in the second quarter of 2006.
Technologies, Products and Services

LabChip Microfluidic Technologies
      We have developed our LabChip microfluidic technology to provide significant advances in laboratory experimentation for the pharmaceutical and other industries. Microfluidic chips are the key components of our LabChip systems, which also include a LabChip instrument and experiment-specific reagents and software. Our chips contain a network of miniaturized, microfabricated channels through which fluids and chemicals are moved to perform experiments. A single type of chip, used with customized reagents and software to perform a particular experiment, comprises one LabChip application. Depending on the chip format, reagents are introduced either automatically or by the user. The instrument and software control the movement of fluids through the chip via pressure or voltage, and an integrated optical system detects the results of the particular experiment. Because we have great flexibility in channel design, and can exert split-second computer control over fluid flow, we have the ability to create chips for numerous applications. Our LabChip systems miniaturize, integrate and automate experiments with the goal of providing the benefits of improved data accuracy and reproducibility, reduced cost and higher speed, leading to expanded individual researcher capability and improved enterprise-wide productivity.

Features of LabChip Systems

•	Miniaturization. A conventional laboratory typically uses at least a drop of fluid, or 1 to 100 microliters, to perform each experiment. In many LabChip applications, the sample volume needed from external sources is reduced to below 1 nanoliter, a reduction of up to 100,000-fold over conventional systems. In some processes within the chip, reagents are dispensed in the microchannels in volumes down to tens of picoliters, another 10- to 100-fold reduction, which speeds analysis times and increases sample throughput. A microliter is one millionth of a liter, a nanoliter is one billionth of a liter, and a picoliter is one trillionth of a liter.

•	Integration. Integration is the combining of multiple processes into a single process, or the inclusion of multiple functions into one device. Today many laboratory systems perform only one or two steps of an experimental protocol. Our LabChip systems can integrate complete experiments involving half a dozen or more steps into one continuous process performed on a single chip.

•	Automation. Many laboratory experiments are performed in multiple manual steps. With our LabChip systems, entire experiments can be automated and performed inside a chip using one instrument, freeing up valuable research time and laboratory space and reducing labor requirements.

Key Benefits of LabChip Systems

•	Improved Data Quality and Accuracy. Our LabChip systems are designed to produce more accurate, consistent and reproducible data by reducing human error, reducing the variability caused by the use of multiple instruments, and enabling more analytical approaches to experimentation that are impractical in traditional systems. For example, biochemical screening assays typically call for fast, “bulk” measurements of an experimental mixture. Reducing the size of the experiment allows for rapid separation and measurement of individual molecular species in the test mixture, which in turn enhances the accuracy of the overall result. With higher quality data, our customers can make better decisions earlier in the drug discovery and development process. This enables our customers to avoid the time and expense of performing additional analyses and experiments on “false positive” results from their primary screening experiments.

•	Improved Sensitivity. When screening against drug targets, such as kinases, the higher quality data from our LabChip systems allows customers to detect more subtle drug compound activities than can be detected with traditional microplate well-based assays. This has two advantages: (1) an increase in the pool of potential lead compounds, and (2) the possibility that a “hit” found at lower levels of inhibition will be more selective for the target of interest than a hit found at higher levels of inhibition because compounds that hit at higher levels of inhibition may also produce unacceptable levels of inhibition on other, non-target kinases.

•	Reduced Reagent and Labor Cost. Our LabChip systems utilize only a small fraction of the usual amount of expensive reagents used in experiments performed in test tubes, 96-well plates, or 384-well plates, and also reduce the labor involved in each experiment. We believe that saving on reagent cost and labor can enable pharmaceutical companies to expand the scale of experimentation in ways that would otherwise not be commercially feasible.

•	High Speed. We believe our LabChip systems can, depending on the application, accelerate some experiments as much as 100-fold or more. For example, molecular separations such as electrophoresis may take two hours or more using conventional equipment. On a chip, however, we can perform these separations in less than one minute.

•	Faster Assay Development. Traditional assays, particularly those used for enzymatic screening, can require complex and time-consuming assay development. For example, some popular assays rely on developing specific antibodies for the assay — a process that can take up to six weeks or more. Because they eliminate the requirement for assay development steps such as antibody preparation, LabChip assays are much faster to develop. In addition, we have exploited the predictable nature of fluid and reagent movement inside microfluidic channels and have developed software tools to facilitate the process of optimizing the experimental conditions necessary for a successful enzymatic assay on a LabChip device, such as separating a substrate peptide from its product. Typically, our customers have found that these combined benefits shorten a two- to three-month assay development process for a traditional assay to just a week or two for a LabChip assay.

•	Expanded Individual Researcher Capability. Because our LabChip systems can combine a multi-step, complex experiment into one step, we believe that individual researchers can perform experiments previously outside their areas of expertise. By comparison, with conventional, non-integrated equipment, researchers need to master the complexities of performing each individual step.

•	Improved Enterprise-Wide Productivity. We believe our LabChip systems can improve data quality and reproducibility to the point where researchers can utilize data generated outside their laboratory or organization. This has the potential to greatly improve enterprise-wide productivity by supporting data sharing and reducing the need to repeat experiments. For example, a typical primary screen produces approximate, “yes/no” answers about the activity of library compounds against a particular kinase target, and therefore the information from such primary screens is only useful for one primary screening experiment. With LabChip assays, the primary screening data is more specific, in terms of the degree of inhibition, and more reproducible. This could enable an organization to build a database of primary screening data that could ultimately be mined by other scientists within the organization interested in a particular compound/target interaction.

      Although we believe our LabChip technology has these potential advantages over more traditional technologies, not all laboratory processes are ideally suited to be performed using our LabChip systems. For example, detecting clinically important materials that appear in low concentrations in a sample, such as the virus that causes AIDS, is not always practical with our microfluidic LabChip systems. This is because there is a risk that the virus will not be present in the very small sample volumes used by our chips. As a result, in certain applications use of our LabChip microfluidic system may require the pre-processing of a sample to increase concentration. Furthermore, if the analysis of a sample must involve even one process that cannot currently be performed in the LabChip system, then use of the system for the parts it can perform is often impractical. This is because the very small scale of the chip experiment does not generally produce enough material to be analyzed by conventional laboratory equipment.

Our Products
      We offer a full range of products that includes high- and ultra-high-throughput screening systems, automated electrophoresis systems, liquid handlers, advanced robotics, storage devices, dissolution, extraction and evaporation workstations. In addition, we derive a substantial portion of revenue from services and aftermarket products, including consumable and accessory products such as LabChip devices, pipette tips, filters, glassware and storage trays. We group our key product offerings into two general categories, drug discovery and life sciences research, or drug discovery, and pharmaceutical development and manufacturing, or drug development, to reflect the markets they primarily address.

Drug Discovery Products

High-Throughput Screening Systems and Integrated Workstations:
      LabChip 3000 Drug Discovery System. The LabChip 3000 system is our flagship microfluidic system for the drug discovery market. Using proprietary “sipper” chips to automatically sample library compounds from 96-or 384-well plates, the LabChip 3000 performs unattended, high-volume screening, producing high quality data that minimizes false positives and false negatives and detects weak inhibitors with high accuracy, potentially identifying drug candidates that conventional techniques can miss. Each chip has either 4 or 12 “sippers,” small glass capillary tubes attached to the chip. Once the researcher prepares the chip and places it into a LabChip 3000 system, minute quantities of sample can be introduced, or “sipped,” through the capillary tube onto the chip. This sipping process can be repeated many times with different compounds, enabling a single chip to analyze thousands of samples quickly and without human intervention.

      Assays are available for the LabChip 3000 system for enzymatic drug targets such as kinases, proteases, phosphatases, and lipid-modifying enzymes, and cell-based targets such as G-protein coupled receptors, or GPCRs. New capabilities allow screening against both adherent and non-adherent cell types, and the small volumes of cells required enable screening against cells that are in short supply, for example primary cells.
      We have identified compound selectivity screening, especially for kinases, as an emerging opportunity within the drug discovery market. A typical kinase drug development program will focus on finding lead compounds that inhibit a particular kinase thought to play a role in the disease being studied. As scientists learn more about the human “kinome,” the collective term for the 518 different kinases found in the human body, they also are becoming increasingly concerned about the interactions of lead compounds on non-target kinases, and the potential adverse side effects resulting from these interactions. As a result, selectivity or “profiling” screens, where lead compounds are screened against a representative group of human kinases, are increasingly becoming a routine part of drug discovery programs. Our LabChip 3000 system has the ability to generate the highest quality data for this kind of experimentation. In addition, the system is a fast, cost-effective way to generate numerous assays to meet the evolving requirements of pharmaceutical companies’ specific profiling strategies. In 2004, some of our newer profiling customers also requested that we provide assay development services to them. This trend continued and strengthened in 2005, and was a key factor in our decision to acquire NovaScreen which provides assay development services in addition to screening and profiling services.
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

Advanced Liquid Handling:
      Our advanced liquid handling systems provide fast and accurate liquid transfers for 96-, 384- and 1536-well microplates enabling scientists to automate and accelerate time- and labor-intensive tasks resulting in increased walkaway time and improved data quality.
      Our Caliper Sciclone family of liquid handling instruments supports a wide range of applications related to the target identification and target validation phases of the drug discovery process. Adapted to support the rapidly changing nature of research in life science, our liquid handlers are well suited for genomics applications, cell based assays, ADME/ Tox, screening and enzymatic assays. The Caliper Sciclone platform has been selected by many reagent kit providers as a platform of choice to provide turnkey solutions to researchers.
      Our Sciclone ALH series features interchangeable 96- and 384-channel pipetting heads that can pipette and dispense volumes from 100 nanoliters to 200 microliters. The Sciclone i-series, based on MEMS (microelectromechanical systems) technology, addresses volumes ranging from 10 nanoliters to 1 milliliter, and embeds real-time adaptive algorithms ensuring consistent liquid delivery in changing environmental conditions such as temperature and sample viscosity. Each pipetting channel can dispense an independent volume and offers its own liquid level detection capability, allowing scientists to “poll” a plate to determine the liquid level and volume in each well. The benefit of this type of control over the dispensing and monitoring of fluids is higher quality data and increased probability that a particular experiment will not have to be repeated.
      Both series of the Caliper Sciclone liquid handler offer multiple accessories such as an independent 8-channel pipettor for single-well access, and bulk reagent dispense modules for efficient reagent broadcasting. Other available accessories include the Sciclone gripper, microplate shakers, a positive pressure filtration system, and temperature-controlled locators. The control software enables ease-of-use capabilities and supports 21CFR Part 11 compliance.

      The Caliper Sciclone liquid handler can be used as a standalone instrument, or integrated in a more complete system that incorporates automated plate carriers such as our Twister robot, and other analytical instruments.

Plate Management and Storage:
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

Separations and Analysis:
      LabChip 90 Automated Electrophoresis System. Our LabChip 90 Automated Electrophoresis System automates the sizing and concentration analysis of proteins and DNA fragments, and is designed to meet the needs of higher-throughput research and production laboratories that presently use SDS-PAGE and agarose gel electrophoresis. Using our proprietary microfluidic sipper chips to introduce samples directly from 96-well or 384-well plates, the LabChip 90 provides walk-away automation, reduced analysis time, and immediate reporting of high-quality sizing and concentration data. For DNA and protein separations, the LabChip 90 provides an automated, higher-throughput alternative to the Agilent 2100 Bioanalyzer and Bio-Rad Experion systems, each of which are discussed further below under the caption, “Key Corporate Partnerships.” Automated electrophoresis is still in its relatively early stages of market adoption. However, as scientists identify needs for higher-throughput research, they are increasingly finding the throughput, data quality and reporting capabilities of the LabChip 90 system attractive. In response to the slow initial market reaction, we modified the software of the LabChip 90 system to make the instrument more compatible with the workflow requirements of a typical laboratory, and introduced a new, faster and more sensitive protein assay, which we refer to as the “Protein Express” assay. We have also focused our marketing activities to better position LabChip 90 and support sales-related activities in order to convert opportunities into new sales. As a result, market adoption for LabChip 90 increased in the latter half of 2005.

Drug Development Products
      Our drug development workstations fully automate quantitative sample preparation and analysis of pharmaceutical samples, such as tablets, capsules, granulations and bulk drugs. Benefits of the MultiDose G3, TPW II, and Prelude Workstation include increased analyst productivity, decreased technician-to-technician variability, and easy method transfer from one laboratory to another. In the development function, our workstations can improve speed to market with efficient method development, process scale-up, validation, and stability programs. In the quality analysis laboratory, inventory cycle time is reduced and documentation is improved. In any department, analysts are freed to contribute to more value-added responsibilities. Precise, technique-independent results ensure smooth method transfer to other laboratories. Our workstations meet the rigorous regulatory requirements of the Food and Drug Administration (FDA),United States Pharmacopeia (USP) and other regulatory bodies.
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
      Tablet Processing Workstation II (TPW II). The TPW II performs quantitative sample preparation on pharmaceutical dosage forms such as tablets or capsules, automating processes such as content uniformity testing and stability analysis. Suitable for use in method development and routine quality assurance work, TPW II complies with the requirements for 21 CFR Part 11. We plan to launch the next generation version, TPW III, in the second quarter of 2006.
      Prelude Workstation. The Prelude Workstation automates pharmaceutical sample preparation for samples such as bulk drug substances, performing tasks such as solvent addition, extraction, sample transfer, mixing and dilutions. Capabilities also include on-line HPLC and UV detection. Used in pharmaceutical methods development and quality assurance labs, the Prelude operating system complies with 21 CFR Part 11. A newer version of Prelude, to be called APW, or “Active Pharmaceutical Ingredient Workstation”, is due to be launched along with TPW III, discussed above.

Services
      We provide a wide range of services to our customers. We believe that our ability to offer in vitro assay development and profiling services, and our ability to deliver customer service through our global infrastructure are important competitive strengths that are critical to our future growth. Our service offerings include:
      Screening and Profiling Services. Through our NovaScreen business, we offer over 650 assays.
      Assay Development Services. The need for potential drug compound selectivity profiling, especially for kinases, has arisen in the drug discovery industry over the last few years. This trend has in turn generated a need for fast, cost-effective ways to generate numerous assays to meet the evolving requirements of a company’s specific profiling strategies. To meet this need, our customers are increasingly turning to us for assay development services that provide them with a “plug and play” solution to their profiling activities.
      Drug Discovery and Development Services. With our acquisition of NovaScreen, we are able to provide innovative drug discovery and development services that are designed to improve the productivity, accelerate the pace and reduce the cost of pharmaceutical research and development. NovaScreen develops and offers a wide range of secondary screening and assay development services to major pharmaceutical, biotechnology and academic research institutions worldwide. In addition to its core screening and assay development services, NovaScreen also provides in vitro ADME/ TOX services. NovaScreen also offers screening, pharmacological testing and database development to government agencies such as the National Institutes of Health (NIH), particularly the National Institute of Allergy and Infectious Diseases (NIAID) and National Institute on Drug Abuse (NIDA). In addition, NovaScreen has developed a content database and pharmacoinformatics tool that provides statistical predictability in the drug discovery process.
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
      Validation Services. Primarily targeted at pharmaceutical development and quality control laboratories, these services include on-site validation of equipment to meet current. Good Manufacturing Practices, transfer of manual methods to automated methods, and applications support.
Key Corporate Partnerships
      A key element of our growth strategy is the formation of strategic product development collaboration and OEM supply and technology licensing arrangements with our customers and other life science technology providers in order to enhance our position in the life sciences market. In our product development collaborations, our partners typically fund all or a portion of our development costs for a particular product and work with our research and development team to develop new products. In our technology licensing arrangements, we license all or a portion of our microfluidic technology to other companies interested in pursuing applications outside of our product development plans or who wish to combine our microfluidic technology with their own proprietary technologies.

Affymetrix
      In January 2004, we established a collaboration and supply agreement with Affymetrix, Inc., a leader in DNA microarray technology and products. Under this Agreement, we co-developed the GeneChip® Array Station (GCAS), an automated target preparation and microarray processing system that increases accuracy and lowers the total cost per sample for large-scale studies. The GCAS system was launched by Affymetrix at the end of the third quarter of 2005. GCAS combines proven liquid handling automation with Affymetrix’s microarray technology expertise to cost-effectively produce more consistent results with higher quality data. The array station features the Caliper Sciclone liquid-handling workstation and an on-board Twister II plate handler for fast start-up and easy operation. The complete system includes automation instrumentation, Affymetrix’s GeneChip microarrays, optimized assays and reagents, and open software architecture.
      Affymetrix markets and distributes the co-branded GCAS system. We serve as the OEM supplier of these systems and will partner with Affymetrix to provide installation, training and field service for these new automated systems. Affymetrix has the right to assume responsibility for these services at its option.

Agilent Technologies
      Agilent Technologies, Inc. is a global diversified technology company. We collaborated with Agilent under a collaboration agreement that was in effect from May 1998 until May 2003 to create and distribute commercial research products based on our microfluidic LabChip technologies. The relationship effectively combined Agilent’s expertise in the life sciences marketplace with Caliper’s microfluidic innovation to bring novel products to market. Through its partnership with Caliper, Agilent introduced the 2100 Bioanalyzer system in September 1999 and the Agilent 5100 Lab-on-a-Chip instrument system in the fall of 2004.
      In June 2005, we entered into a new five-year supply agreement with Agilent to be the exclusive supplier of planar chips to Agilent for both research and diagnostic applications. The agreement replaced the former cost-plus revenue sharing arrangement which had been in place since 1998 with volume-based purchasing terms. Also in June 2005, we provided Agilent a non-exclusive license to use a majority of our patent estate for the development of clinical diagnostic applications.
      Agilent 2100 Bioanalyzer. The first instrument platform to be introduced for LabChip applications, the Agilent 2100 Bioanalyzer is a desktop instrument designed to perform a wide range of everyday scientific applications using a menu of different LabChip kits. The 2100 Bioanalyzer uses our “planar” chips, which differ from our sipper chips in that the researcher manually pipettes chemical reagents into the reservoirs of the chip, including the various samples to be tested, before placing the chip into the instrument. The chips and kits are manufactured and supplied by us to Agilent, and Agilent manufactures and distributes the 2100 Bioanalyzer instrument under a license from us. Current applications include DNA, RNA and protein sizing and concentration analysis, and cell analysis. The 2100 Bioanalyzer integrates several experimental steps into one, reducing analysis time from hours to minutes. Other benefits of the system include significantly reduced sample consumption and higher quality data than conventional slab gel electrophoresis experiments.
      Agilent 5100 ALP Instrument. The Agilent 5100 system, launched by Agilent in the fall of 2004, enables unattended high-throughput sizing and concentration analysis of DNA and proteins, utilizing sipper chips that are presently manufactured by us. As with the 2100 Bioanalyzer, the 5100 system was developed under license from us and is manufactured by Agilent. The sipper chips for the 5100 system are presently manufactured and sold by us to Agilent at negotiated prices.
      Agilent currently has a non-exclusive license to our LabChip technology, as it existed in May 2003, to develop, manufacture and sell new products in the field of our original collaboration with Agilent. Agilent will be required to pay royalties to Caliper based on its net revenue from sales of such new products at the established royalty rates set forth in the termination provisions of the collaboration agreement.

Amphora Discovery Corp.
      Since 2001, Amphora Discovery Corp. has engaged in large-scale implementation of LabChip discovery systems. Amphora operates approximately 20 Caliper 250 drug discovery systems and one LabChip 3000 instrument. Amphora purchases LabChip devices from us and pays us for datapoints generated using the LabChip devices. In March 2005, we entered into a new two-year multi-million dollar minimum purchase agreement with Amphora. Under the new agreement, Amphora has agreed to purchase a minimum total dollar amount per year in LabChip products, with the majority of the yearly purchase commitment to be met through datapoint purchases.

Bio-Rad Laboratories
      Bio-Rad Laboratories, Inc. is a multinational manufacturer and distributor of life science research and clinical diagnostic products. Bio-Rad is based in Hercules, California, and serves more than 70,000 research and industry customers worldwide directly and through a network of more than 30 wholly-owned subsidiary offices.
      In June 2003, we entered into a multi-year product development and commercialization agreement with Bio-Rad to develop and market a new microfluidics instrument system for worldwide distribution. Under the terms of the agreement, we received research and development funding from Bio-Rad for the development of this system, and will receive royalties on all future sales of the developed instrument. We are the exclusive manufacturer of LabChip devices for use with the developed instrument platforms. In the fall of 2004, Bio-Rad launched the Experion automated electrophoresis system as a product of this agreement. The Experion system provides rapid, reproducible analysis of protein and RNA samples. In 2005, we extended Bio-Rad’s license rights to include the analysis of DNA samples. Bio-Rad is a long-established leader in gel electrophoresis separations, particularly protein separations, and the Experion product represents its first microfluidics-based product for this market.
      In September 2005, we entered into a second collaboration agreement with Bio-Rad under which the companies will study the feasibility of developing a new microfluidics platform. The details of the platform have not been disclosed.

Wako Pure Chemical Industries
      In 2001, we established a collaboration with Wako Pure Chemical Industries, Ltd., a large Japanese chemical and diagnostics reagents company. The objective of this collaboration is to develop a new microfluidics-based instrument and chips designed for the worldwide immunodiagnostics market. The new system is intended to provide a faster, more highly automated and cost-effective approach to running diagnostic blood panels in the clinical laboratory setting. This ongoing collaboration provides for Wako to develop immunodiagnostic reagents and assays for the system, and for us to develop LabChip devices and microfluidic assays and breadboard instruments.
Customers
      Our current customers include many of the world’s leading pharmaceutical and biotechnology companies as well as OEM providers of complementary life science solutions. Approximately 69%, 63%, and 71% of our total revenues for 2005, 2004, and 2003, respectively, were derived from customers in the United States. See Note 18 of the Notes to Consolidated Financial Statements included in this Annual Report for revenues from customers and long-lived assets attributable to geographic areas outside of the United States. During 2005, Agilent accounted for approximately 10% of our total revenue and 11% of our product revenue. No other customer exceeded 10% of our revenue in 2005 (see Note 2 of the Notes to Consolidated Financial Statements included in this Annual Report).
      We typically experience higher revenues in the second half of our fiscal year as a result of the capital spending patterns of our customers.
Backlog
      For a portion of our sales, we manufacture products based on our forecast of customer demand and maintain inventories in advance of receipt of purchase orders. Our net sales in any given quarter depend upon a combination of (1) orders received in that quarter for shipment in the same quarter, (2) shipments from our backlog of orders from previous quarters, and (3) recognition of revenues that had been previously recorded as deferred revenue pursuant to our revenue recognition policy. Our products are typically shipped within ninety days of purchase order receipt. As a result, we do not believe that the amount of backlog at any particular date is indicative of our future level of sales in any succeeding quarter. The level of backlog at December 31, 2005 was $13.3 million. In our backlog, we include only the total value of open purchase orders for products and services that management has concluded have a reasonable probability of being delivered over the subsequent twelve-month period. This amount specifically excludes deferred revenue, and products and services to be provided in the future pursuant to terms of contractual agreements for which we have not yet received purchase orders.
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
Research and Development
      We have made substantial investments in lab-on-a-chip research since our inception, and believe that we have established a leading position in lab-on-a-chip technology. Since our realignment following our acquisition of Zymark Corporation in July 2003, we have made some important changes to our approach to research and development, or R&D, which have resulted in a substantial decrease in our research and development expenses. First, we are now emphasizing what we refer to as a sequential, rather than parallel, approach to our R&D projects, meaning that we now undertake R&D projects in a more selective manner, rather than pursuing all of our projects at the same time. In doing this, we are prioritizing those projects that we believe have the greatest potential commercial value. Second, we are now emphasizing a shared investment risk approach to R&D in which we have our customers or potential customers share in the expense of an R&D project. In 2005, customer funding, which we include in our contract revenues, was approximately 36% of our research and development expense. This percentage could vary significantly in a given year based on our ability to obtain customer funding. Nonetheless, we believe that this shared investment risk model is important not only because it offsets at least a portion of our R&D expense, but also because it provides important customer validation that a particular R&D project has potential commercial value. Through these measures, we have been able to reduce our research and development expenses and utilize our resources more efficiently.
      Today we have ongoing core technology research and applied product development efforts in several areas:

Technology Research
      Our technology research activities fall into several classes.
      Chip Design. We are increasing our understanding of the design rules guiding the development of new microfluidic chips using a variety of materials including glass, quartz, and plastics. Using the principles of physics and engineering, we create patterns of interconnected channels that permit execution of the various common steps of experimentation. Designs from one chip can be used for other chips needing similar fluidic functions for a different application. Analytical and computer simulation models are employed to minimize the number of iterations necessary to achieve new functional chip designs. These modeling capabilities are also essential for optimizing assay conditions for specific analytes and reagents, on-chip thermal control, and determining quality control parameters for production chips.
      Chip Manufacturing. We continue to seek ways to improve the yield and decrease the cost of manufacturing our chips. We are exploring novel fabrication techniques and the use of new materials that offer functional advantages, such as superior optical features or lower manufacturing costs. We have development programs exploring manufacturing technology for chips made of plastic. Plastic devices potentially offer cost advantages and can offer favorable surface chemistry or design features for some applications. One area of continuous improvement is micromachining technology for precisely attaching capillaries to our sipper chips. In automated experimentation, the number of these capillaries governs the level of throughput. Accordingly, we have developed high-yield fabrication methods to enable us to cost-effectively manufacture chips with many capillaries. Another important area of development is surface chemistry, in particular, controlling the reproducibility of channel surface characteristics in our LabChip products.
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
      Systems and Assay Integration. When developing commercial products, we seek to incorporate functionalities that are necessary to perform a specific experiment, and configure the assay so that it offers tangible benefits to users. By carefully characterizing the problems and existing bottlenecks in an end-user’s workflow, as well as the solution, we are able to define precise product specifications. The resulting complete solution often includes a LabChip device, liquid handling to manage “bulk” reagent needs of the chip, instrumentation to control flow and temperature, robotics for automating the handling of sample plates and detection optics, computer software for instrument control and data analysis, and reagents. In recent developments, we continue to increase functional integration on chip, including sample purification, reaction reagent assembly, reaction incubation (sometimes with temperature cycling), post reaction separation, and detection.

Applications and Product Development
      We have developed expertise in discovering new functions that microfluidic chips can perform. We generate computer models of how an experiment can be carried out, store these “functional designs,” and incorporate them into new designs that simulate complete experimental pathways. In this way, we believe the value of new microfluidic inventions can be rapidly expanded across many application development projects.
      Drug discovery is one application area that has benefited greatly from microfluidics. Higher data quality allows more subtle inhibitors to be discovered using our LabChip 3000 platform. A current area of focus is kinase selectivity screening. The LabChip 3000 system can be used to understand how candidate drug compounds react with a particular kinase drug target relative to other kinase molecules in the human body, with potential impact on the safety and efficacy of the resultant drug. We have developed more than 80 kinase assays that can be provided to the customer to facilitate implementation of their kinase selectivity screening programs. We are also expanding the panels of biochemical assays to other classes including proteases, phosphatases, and lipid modifying enzymes. A key advantage of the LabChip 3000 is its ease of use for measuring the kinetic parameters to determine the mechanism of actions of interesting inhibitors. Another LabChip 3000 application is cell-based screening against GPCR targets. Due to the greatly reduced consumption of cells and reagents, this application is well suited for screening of primary cells, which are believed to be more physiologically relevant to drug discovery.
      Another application focus area is the development of tools to improve proteomics and genomics research. Our high-speed protein separation assay for the LabChip 90 platform increases productivity in protein expression, protein purification, and antibody engineering laboratories. Our fast DNA sizing assay continues to automate workflow in post PCR analysis and quality control of amplification products. With these applications, we achieve automated sampling of protein and DNA samples from microplates using sipper chips, and the digital data output can be easily manipulated and analyzed to greatly reduce the time to answer. To further enhance workflow and ease of use for our customers, we are expanding the software capability to rapidly analyze data from multiple wells, multiple plates, and multiple data files. We are also extending the size range of these applications to meet new market needs.
      We have also increased our application focus on more traditional macrofluidic automation products, such as liquid handling, plate handling, and complete automation systems. Our applications group works closely with key customers to understand their critical application needs. These needs are then addressed directly by developing specific automation configurations and software specified methods that are optimized for key applications such as cell based assays, nucleic acid purification, and mass spectrometry sample preparation. For example, our Staccato platform has been configured specifically for cell-based assays and is now marketed as a standard application system.
      Extensions to our liquid handling and automation product lines are ongoing. These include the development of additional application-based Staccato systems and the further development of our liquid handling automation to include positive pressure filtration, low-volume disposable tips and enhanced nanoliter dispensing and feedback control capability. We are also developing extensions of certain existing products to address applications of high interest to our partners, such as the automation of target preparation for Affymetrix’s GCAS system.
      Our research and development expenses for the years ended December 31, 2005, 2004, and 2003 were approximately $17.4 million, $22.7 million and $33.7 million, respectively. As a percentage of revenues, we expect research and development spending to decrease in the future to the extent our revenues grow and as we slow the pace of discretionary spending on research programs by focusing on those opportunities with maximum commercial viability and sharing the funding of R&D programs with other partners.
Manufacturing
      Effective in November 2003, we consolidated all instrument manufacturing in our Hopkinton, Massachusetts manufacturing facility, which is ISO 9001:2000 compliant. The International Standards Organization, or ISO, sets international standards for quality in product design, manufacturing and distribution.
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
      Systems and workstations are produced from components based on a wide variety of proprietary technologies, including intricate mechanical actuators, precision fluid handling systems, computers and software. We produce systems by combining certain of our products with third-party vendor equipment, primarily detection instrumentation. The systems are a combination of standard components, assembled in either standard or custom configurations to meet a customer’s specific needs. A typical production cycle ranges from 30 to 90 days from receipt of an order to shipment of a system. The final products are then put through an extensive testing cycle before being released for shipment. Testing at our factory and/or the customer’s site establishes that the system is performing to the customer’s specifications.
      We manufacture all of our chips in a Class 1000 clean room facility in Mountain View, California. Caliper is ISO 9001:2000 compliant for the development, manufacture and distribution of its chips and reagents. We contract with third parties to supply raw materials, component parts and sub-assemblies used in our chips and reagents kits. We intend to continue to invest in our infrastructure for the manufacture and distribution of our chips while reviewing outsourcing options for manufacturing our products at a lower cost. For a discussion of the methods we use to manufacture our chips see the sections above titled “Technology”, “Products and Services” and “Research and Development.”

Suppliers
      We obtain key components of our chips, instruments and reagent-based products from a number of suppliers, including, in certain cases, single-source or limited-source suppliers. A third party supplies us with its proprietary dyes, which are used in many of our LabChip products. Furthermore, we depend on a foreign single-source supplier for the manufacture of glass stock used in the manufacture of certain types of our chips. The majority of key components for our chip and instrument products are available on short lead time from our suppliers. The only component requiring any significant lead time to acquire is our glass stock, as our supplier requires a minimum order to cover an entire production run. We anticipate that inventories of this material, at current production levels, will be sufficient for the next 12 months.
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
Competition
      In general, markets for instruments designed for life sciences applications are very competitive, and we believe these markets will remain competitive in the future. The competition we face in these markets arises from other companies selling instruments that are directly competitive with our instruments, and from companies selling other types of instruments who are competing for the same, scarce funds in a potential customer’s capital budget.
      We encounter competition from a number of life science tools companies, especially in the areas of liquid handling, separations analysis, and high-throughput screening. In particular, we anticipate that our competition in the future will come primarily from:

•	Companies providing competitive liquid handling products, automation products and integration services for applications similar to ours. We believe the primary competitive factors in these markets are productivity enhancement, breadth of applications, accuracy, ease-of-use, price, performance, product reliability and service support. Competition for these types of products and services comes from many companies, including Tecan, Beckman Coulter, Velocity 11, Applied Biosystems division of Applera, and PerkinElmer.

•	Companies supplying conventional technologies for gel electrophoresis separations for proteins, DNA and RNA. We believe the primary competitive factors in these markets are cost per sample analyzed, throughput and productivity enhancement, data quality, ease of use, and service support. Competition for these types of products and services comes from many companies, including Agilent, Bio-Rad Laboratories, and Beckman Coulter.

•	Companies supplying products for high throughput screening for the discovery of new drug compounds. We believe the primary competitive factors in these markets are cost per compound analyzed, throughput, data quality, ease of use, reliability, and service support. Competition for these types of products and services comes from many companies, including G.E. Healthcare, Molecular Devices, PerkinElmer, and Tecan.

•	Companies supplying assay development, screening and profiling services to drug discovery and development laboratories. We believe the primary competitive factors in these markets are cost per compound tested, data quality, and turn around time. Competition for these types of products and services comes from many companies, including Cerep, MDS Pharma, Serologicals, Invitrogen, and Carna Biosciences.

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
      Although we formed a new five-year agreement with Agilent in June 2005 for the supply of planar chips, there is still the possibility that we may experience increased competition from Agilent in the future. For example, our LabChip 90 Automated Electrophoresis System provides many of the same capabilities as the Agilent 5100 system launched by Agilent in 2004. Under the surviving terms of our original collaboration agreement, Agilent has a non-exclusive, royalty-bearing license to certain of our LabChip technologies. Under the terms of this license, Agilent is able to develop, make and sell LabChip devices in the field of our collaboration with Agilent.
      In many instances, particularly with respect to our liquid handling and automation products, our competitors have or may have substantially greater financial, technical, research and other resources and larger, more established marketing, sales, distribution and service organizations than we do. Our competitors also generally have greater name recognition than we do, and may offer more favorable pricing as a competitive tactic. In addition, given the larger scale of their operations, most of our competitors spend more on research and development than we do. Accordingly, we cannot be sure that our competitors will not succeed in developing or marketing technologies or products that are more effective or commercially attractive than our products or that would render our technologies and products obsolete. Also, we may not have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully in the future. Our success will depend in large part on our ability to maintain a competitive position with our technologies.
Intellectual Property
      We seek patent protection for our lab-on-a-chip and other technologies. As of December 31, 2005, we owned or held licenses to over 262 issued U.S. patents and approximately 161 pending U.S. patent applications, some of which derive from a common parent application. The issued U.S. patents expire between 2011 and 2021. Foreign counterparts of many of these patents and applications have been filed and/or issued in one or more other countries, resulting in a total of more than 841 issued patents and pending patent applications in the United States and foreign countries as of December 31, 2005. These patents and applications are directed to various technological areas which we believe are valuable to our business, including:

•	control of movement of fluid and other material through interconnected microchannels;

•	continuous flow, high-throughput screening assay methods and systems;

•	analytical and control instrumentation;

•	analytical system architecture;

•	automated liquid handling systems;

•	chip-based assay chemistries and methods;

•	chip-compatible sample access;

•	software for control of microfluidic based systems and data analysis; and

•	chip manufacturing processes.
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
      We are party to various exclusive and non-exclusive license agreements with third parties which give us rights to use certain technologies. For example, we have exclusive licenses in the fields we are currently operating in from UT-Battelle, LLC, relating to patents covering inventions by Dr. J. Michael Ramsey, and from the Trustees of the University of Pennsylvania covering microfluidic applications and chip structures. These licenses extend for the duration of the life of the licensed patents. A failure to maintain some or all of the rights to these technologies could seriously harm our business.
Environmental Matters
      We continuously assess the compliance of our operations with applicable federal, state and local environmental laws and regulations. Our policy is to record liabilities for environmental matters when loss amounts are probable and reasonably determinable. Our manufacturing and laboratory sites utilize chemicals and other potentially hazardous materials and generates both hazardous and non-hazardous waste, the transportation, treatment, storage and disposal of which are regulated by various governmental agencies. When needed, we have engaged environmental consultants to assist with our compliance efforts. We believe we are currently in compliance with all applicable environmental permits and are aware of our responsibilities under applicable environmental laws. Any expenditures necessitated by changes in law and permitting requirements cannot be predicted at this time, although we do not expect such costs to be material to our financial position, results of operations or competitive position.
Other Business Risks
      In addition to the risks to our business associated with suppliers, competition and intellectual property discussed above, our business is subject to a number of other significant risks, including the risks that our products may not achieve wide market acceptance and that we may not be successful in developing new and enhanced products. These and other risks that may cause our actual results, financial performance or achievements to be materially different from our present expectations are discussed in more detail below under Item 1A-“Risk Factors”.
Employees
      As of December 31, 2005, we had a total of 443 employees, including 77 in research and development, 214 in operations and service, 88 in sales and marketing and 64 in administration and finance. None of our employees is represented by a collective bargaining agreement, nor have we experienced any work stoppage. We consider our relations with our employees to be good.
Executive Officers of the Registrant
      The following are our executive officers and key employees, together with their ages and biographical information:
      E. Kevin Hrusovsky, age 44, was appointed President and CEO immediately following the acquisition of Zymark Corporation, a liquid handling instruments company, by us in July 2003. Prior to the acquisition, Mr. Hrusovsky had served as President and CEO of Zymark since 1996. From 1992 to 1996, Mr. Hrusovsky was Director of International Business, Agricultural Chemical Division, and President of the Pharmaceutical Division, for FMC Corporation, a diversified holding company. From 1983 to 1992, Mr. Hrusovsky held several management positions at E.I. DuPont de Nemours, including North American Sales and Marketing Head, Teflon. He has also served as a board member of the Association for Laboratory Automation since January 2003. He received his B.S. in Mechanical Engineering from Ohio State University, an M.B.A. from Ohio University, an Extended M.B.A. from Harvard University, and an honorary doctorate from Framingham State College for his contributions to life sciences. Mr. Hrusovsky has also been a director of Xenogen Corporation since June 2005.
      Bruce J. Bal, 47, currently serves as Vice President, Operations and Service, and was appointed to the position of Vice President, Operations and Aftermarket Businesses following the combination of Caliper with Zymark. Mr. Bal joined Zymark in 1997 as Vice President of R&D and Operations. He previously worked at FMC Corporation, a diversified holding company, in the Biotechnology Division as Director of Operations. He has also held a wide range of management positions in his 13 years at E.I. DuPont de Nemours and was general manager of United States Pollution Control, Inc. in Utah. Mr. Bal received a B.S. in Chemical Engineering from the University of Wisconsin in 1981 and an MBA from Loyola University, Louisiana in 1986.
      Enrique Bernal, 67, was appointed to the position of Vice President, Instrument R&D following the acquisition of Zymark. Mr. Bernal joined Zymark in February 1999, prior to which he worked at Galileo Corporation of Sturbridge, Massachusetts, a developer and manufacturer of electron multipliers and optical fiber products, where he was responsible for all engineering functions and product development. Previously, he had spent 29 years at Honeywell Inc. He received a B.S. in Physics from the College of St. Thomas, and a Masters in Physics from the University of Minnesota.
      Paula J. Cassidy, 37, was appointed Vice President, Human Resources in November 2005. Ms. Cassidy previously was Vice President, Human Resources at Virtusa, Corp., a global provider of software development and related IT services. In that position, Ms. Cassidy was responsible for all aspects of the human resources function and she established a cohesive and unified global HR practice. Prior to joining Virtusa Corp in 2003, Ms. Cassidy was with Innoveda, Inc., a publicly traded provider of software and services for the electronic design automation industry. Innoveda had facilities all over the world including the United States, Europe, Israel and Asia. Prior to Innoveda, Ms. Cassidy was Vice President, Human Resources for a wholly-owned subsidiary of Synopsys, Inc. Ms. Cassidy started her career in Human Resources at Viewlogic Systems, Inc. and held various management positions while at Viewlogic. Ms. Cassidy holds a bachelors degree with honors from St. Anselm College.
      Andrea W. Chow, Ph.D., 47, was appointed to the position of Vice President, Microfluidics R&D, in December 2003. Prior to that, she held the position of Senior Director of Microfluidics at Caliper. Before joining the company in 1997, Dr. Chow conducted research at the Lockheed Palo Alto Research Laboratories and SRI International, and completed a postdoctoral fellowship at the University of Bristol in the United Kingdom. Dr. Chow received her B.S. degree in Chemical Engineering from the University of Southern California, and M.S. and Ph.D. degrees in Chemical Engineering from Stanford University.
      Stephen E. Creager, 52, joined the company in October 2002 as Associate General Counsel and was appointed Vice President and General Counsel in June 2003. Previously, Mr. Creager was Vice President of Business Development for Tyco Electronics, an operating unit of Tyco International involved in the development and manufacture of electronic components. In this role, he provided the legal support for the business development initiatives of Tyco Electronics, including the acquisition of over 40 businesses. Prior to taking on these business development responsibilities at Tyco Electronics, Mr. Creager served as the General Counsel of Tyco Electronics. Prior to that, Mr. Creager served as Associate General Counsel of Raychem Corporation, a manufacturer of electronic components, from November 1993 until August 1999, when Raychem was acquired by Tyco Electronics. Prior to his experience at Raychem, Mr. Creager was in private legal practice for nine years. Mr. Creager received a B.A. degree from The Evergreen State College, and a Masters of Philosophy degree in economics and a J.D. degree, both from Yale University.

      Thomas T. Higgins, 54, joined the company in January 2005 as Executive Vice President and Chief Financial Officer. Previously, Mr. Higgins was Executive Vice President, Operations and Chief Financial Officer at V.I. Technologies, Inc. (now Panacos Pharmaceuticals, Inc.), a biotechnology company developing novel anti-infective technologies. In that position, Mr. Higgins was responsible for finance and accounting, capital financing activities, investor relations, and research and development support activities. Mr. Higgins also had responsibility for the New York-based plasma manufacturing business until its divesture in 2001. Prior to joining V.I. Technologies in 1998, Mr. Higgins was with Cabot Corporation, a global specialty chemicals company, from 1985 where he held various senior operations and finance positions during his tenure. In his last position he served as Executive Vice President of Cabot’s LNG operations, and prior to that was responsible for Cabot’s Asia Pacific carbon black operations. He also served in other senior management roles for Cabot’s Asia business. Before Cabot, Mr. Higgins was with PricewaterhouseCoopers. Mr. Higgins holds a B.B.A with honors from Boston University.
      William C. Kruka, 44, joined the Company in 2002 as Vice President, Business Development. Previously, Mr. Kruka was Senior Manager of Business Development with Applied Biosystems Group, an Applera Corporation business, a leading life science tool provider. In this role, he led the business development initiatives for proteomics, including related mass spectrometry, sample preparation, chromatography and microfluidic technologies. These initiatives included developing strategy, formulating deal structures and negotiating collaborations, licensing deals and divestitures. He also chaired an internal business development council that addressed strategic and operational matters from a cross-functional business and technology perspective. Prior to Applied Biosystems, Mr. Kruka held a number of corporate business development, sales, marketing and administration positions with Applera and its predecessors, PE Corporation and The Perkin-Elmer Corporation from 1983 to 2002.
      David Manyak, Ph.D., 53, joined the Company in 2005 as Executive Vice President, Drug Discovery Services. Previously, Dr. Manyak was Chief Executive Officer of NovaScreen Biosciences, which was acquired in October 2005, since January 1993. Dr. Manyak has nearly 20 years of experience in research, financial analysis, and management of biotechnology companies. Dr. Manyak was a biotechnology industry consultant and was co-founder and former Director of GeneMedicine Inc., a gene therapy company that had its initial public offering in 1994 and has since merged to form Valentis Corp. He was previously employed by Merrill Lynch & Co. (from 1985 to 1990) as Vice President, Senior Biotechnology Industry Analyst for Merrill Lynch & Co. (1985-90) and held a similar position with Value Line Inc. (from 1983 to 1985). Dr. Manyak holds a Ph.D. in Zoology/ Biochemistry from Duke University and a B.A. from Brown University.
      Peter F. McAree, 41, was appointed to the position of Vice President, Finance following the acquisition of Zymark. Mr. McAree joined Zymark as Chief Financial Officer in May 2001 after serving in the same capacity as an independent consultant since November 2000. From January 2000 through November 2000, Mr. McAree served as Chief Financial Officer of Iconomy.com, Inc., a commerce solutions provider. From January 1999 through December 1999 Mr. McAree was an independent consultant. From January 1997 through December 1998, Mr. McAree served as Executive Vice President and Vice President, Finance at Elcom International, Inc., a commercial distributor of personal computers, and as President of its electronic commerce software business, Elcom Systems, Inc. Prior to Elcom, Mr. McAree was Chief Financial Officer of Geerlings & Wade, Inc., a direct marketer of wine, from 1995 through 1996. Mr. McAree began his career in the Enterprise Group of Arthur Andersen, Boston, where he held various positions, most recently as Senior Manager in 1995. He received his B.S. in Accountancy from Bentley College, and is a licensed Certified Public Accountant in Massachusetts.
      Auro Nair, Ph.D., 44, currently serves as Vice President, Global Marketing, and was appointed to the position of Vice President, North American Sales following the acquisition of Zymark, where since 1998 he had led Zymark’s North American Sales organization. Prior to his employment at Zymark, Dr. Nair managed Quality Compliance and Analytical Services at Glaxo Wellcome, Singapore, where he was responsible for all analytical chemistry support for two manufacturing plants and a pilot facility. Dr. Nair received his Ph.D. in Analytical Chemistry from the University of Oklahoma, a B.S. in Chemistry from the University of Sciences, Malaysia, and an M.B.A. from Suffolk University.

      Mark T. Roskey, Ph.D., 45, currently serves as Vice President, North American Sales, and was appointed to the position of Vice President, Worldwide Marketing following the acquisition of Zymark, where he had held this role since he joined Zymark in December 2001. Prior to that, Dr. Roskey worked for six years at Applied Biosystems, a life sciences company, where he served as Director of Marketing. He has more than 15 years of experience in product research, development and strategic marketing with complex biological solutions and automated instrument systems. Dr. Roskey holds a B.S. in Biology from Framingham State College, a Ph.D. in Microbiology from the University of Notre Dame and completed a postdoctoral fellowship in Molecular Immunobiology at the Harvard Medical School.
      Jean-Louis Rufener, 60, was appointed to the position of Vice President, International Operations following the acquisition of Zymark. At Zymark, he had held this position since Zymark acquired Scitec Automation Holdings in August 1999. During his tenure at Scitec, a liquid handling and laboratory automation company, Mr. Rufener held the position of President and CEO. Prior to Scitec, Mr. Rufener was President of Tecan Corporation. Mr. Rufener holds a degree in Chemical Engineering from the Institute of Technology, Canton Bern, Switzerland.
Item 1A.     Risk Factors

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
      In addition, our strategy for the LabChip 3000 system, our microfluidic-based high throughput screening product, depends upon the early users of these systems buying additional units as they spread the adoption of this technology throughout their organizations worldwide. New customers for our drug discovery systems may wait for indications from our initial drug discovery system customers that our drug discovery systems work effectively and generate substantial benefits. If the early users of our LabChip 3000 systems do not endorse the further adoption of these systems because they fail to generate the expected quantities and quality of data, are too difficult or costly to use, or are otherwise deficient in meeting the screening needs of these customers, further sales of these systems to these early users may be limited, and sales to new users will be more difficult.
      Because drug screening systems represent substantial capital expenditures, it is important that these systems be capable of performing a wide variety of different types of assays and experiments in order to justify the cost of the systems. We intend to continue developing new versions of our microfluidic-based drug discovery systems with enhanced features that address existing and emerging customer needs, such as offering a broad range of standardized, easy-to-use assays. If we are unable to do so, our drug discovery systems may not become more widely used and we may experience a decline in revenue or slow revenue growth and may not achieve or maintain profitability. We currently have several assays in development, including assays that measure many important activities of cells and proteins. We are also developing product extensions that are particularly well suited for the evaluation of kinases, one of the largest focus areas of drug discovery efforts today. We are also developing kinase profiling and selectivity screening kits. If we are not able to complete the development of any of these expanded applications and tools, or if we experience difficulties or delays, we may lose revenues from our current customers and may not be able to obtain new customers.
      To date, a large portion of our microfluidic-based drug discovery systems have been sold as a result of senior-level relationship selling and we have not yet achieved broad-based sales of our LabChip microfluidic instruments through our sales and marketing organization. In addition, these systems and their underlying technologies are still relatively new to our sales and marketing organization, which may limit our ability to effectively market and sell these systems. If we cannot market and sell these systems effectively, market acceptance of these products may be limited.
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
      The life sciences productivity tools equipment market is very competitive and is characterized by rapid technological change and frequent new product introductions. The commercial success of our liquid handling systems, LabChip and other products depends upon continued improvement of our products and expanding market acceptance of our systems and products by pharmaceutical and biotechnology companies and genomics research organizations, and upon our ability to address quickly any performance problems that our customers encounter. We anticipate that our competitors will introduce new, enhanced products in this market in the near future. Our future success will depend on our ability to offer new products and technologies that researchers believe are an attractive alternative to current products and technologies, that address the evolving needs of our customers, and that are technologically superior to new products that may be offered by our competitors. The product development process is inherently uncertain. We may experience difficulties or delays in our development efforts for new products and we may not ultimately be successful in developing them. Any significant delay in releasing new products in this market could adversely affect our reputation, give a competitor a first-to-market advantage, or enable a competitor to achieve greater market share.

If we are not successful in improving the cost of our LabChip products relative to the performance delivered, we may not be successful in displacing alternative or more established products and technologies that are competitive with our LabChip products.
      Customers in the life sciences productivity tools equipment market tend to be very price- and cost-sensitive relative to product performance. The commercial success of our LabChip products will depend not only upon our ability to demonstrate that their performance is superior to the performance of conventional products, but also that their total cost to purchase and operate is competitive with or lower than the cost of alternative or more established products. We may need to reduce our manufacturing costs in order to sell our LabChip products at more competitive prices. Although we have been successful in achieving significant reductions in the manufacturing costs of our LabChip instruments and chips, we are engaged in ongoing efforts to further reduce the costs of our LabChip products. Some of these efforts involve a substantial amount of technical risk, such as manufacturing our chips on plastic substrates rather than glass. If we are not successful in achieving these additional cost reductions, the market demand for our LabChip products may be limited and the rate of adoption of these products may be slower than we anticipate. We cannot assure you that our efforts to achieve further cost reductions will be successful.

We are subject to the capital spending patterns of the pharmaceutical industry, which recently have been adversely impacted by general economic conditions, industry consolidation and increased competition, and which have resulted in severe price competition among suppliers of products to that industry.
      Many of our instrument products represent relatively large capital expenditures by our customers. During the past several years, many of our customers and potential customers, particularly in the pharmaceutical industry, have reduced their capital spending budgets because of generally adverse prevailing economic conditions, consolidation in the industry and increased pressure on the profitability of pharmaceutical companies, due in part to more competition from generic drugs. These conditions have resulted in increased price competition and downward pressure on prices for the products that we supply, in particular with respect to our liquid handling automation products. If our customers and potential customers do not increase, or if they further reduce, their capital spending budgets because of continuing adverse economic conditions or further consolidation in the industry, we could face weak demand for our products. If the demand for our instrument products is weak because of constrained capital spending by our pharmaceutical industry customers and potential customers, we may not achieve our targets for revenue and cash flow from operations. In addition, if we are not able to obtain sufficiently high prices for our products due to ongoing price competition with other suppliers in our industry, our results of operations may be materially adversely affected.

Our future revenue growth depends to a significant extent on sales by Affymetrix of the GCAS automated target preparation system, which is based on the Caliper Sciclone liquid handling instrument. If end-user demand for this product is not as strong as anticipated by Affymetrix, our future revenue targets may not be achieved.
      In collaboration with Affymetrix, we have developed a new automated system for the preparation of nucleic acid target material to be applied to Affymetrix’s GeneChip® devices, which system is based on our Sciclone liquid handling instrument. Affymetrix began to ship the commercial version of the GCAS system during the third quarter of 2005. Under the terms of our collaboration agreement, Affymetrix will market and sell the GCAS system. If Affymetrix experiences difficulties in the marketing, sale, and support of this system, our future revenues will be less than anticipated. In addition, because the GCAS system is a new product for which there is no commercial experience, there can be no assurance that the demand for this product will materialize as expected.

Our future revenue growth depends to a significant extent on the revenue growth of NovaScreen, which we recently acquired. If NovaScreen’s revenue does not grow as we anticipate, our future revenue targets may not be achieved.
      In October 2005 we acquired NovaScreen Biosciences, a privately held business which provides high throughput screening and compound profiling services. We completed this acquisition, in part, because we believe that the market for these services will grow at a relatively high rate as more pharmaceutical and biotech companies increase their outsourcing of these services. There can be no assurance, however, that pharmaceutical and biotech companies will continue to increase their demand for these services. If the trend toward more outsourcing of these services does not continue to grow, our revenues from the NovaScreen business may not increase as anticipated, making it more difficult for us to achieve our future revenue growth targets.

A significant portion of our business depends upon collaborations with business partners, and our financial success depends upon our ability to develop new product concepts with compelling value propositions to generate new Caliper Driven collaboration relationships, as well as our ability to manage our existing relationships.
      Historically, an important part of our business strategy has been to collaborate with business partners in the development of new applications for our microfluidic and liquid handling products, and the subsequent commercialization of the developed products. The costs associated with these product development efforts are generally significant, and the time to market for these product development efforts is generally two or more years. Accordingly, attracting a collaboration partner to undertake and underwrite a proposed product development effort requires a compelling value proposition.
      Moreover, even if we are successful in initiating a new product development effort with a Caliper Driven partner, these collaborations can be difficult to manage. Technical problems encountered in the development programs or disagreements with our business partners may adversely impact our ability to complete development programs, and therefore to realize increased product sales through these collaborations. There can be no assurance that we will continue to be able to define compelling new product concepts, or to identify new collaboration partners, or to identify new applications for our technologies to develop with our existing collaboration partners. If we are unable to define new product opportunities or to identify new collaboration partners or to agree on the terms of a collaboration, or if we are unable to identify new applications for our technologies to develop and commercialize with an existing collaboration partner, our revenues could decline and the growth of our business could be adversely affected.

Acquisitions may have unexpected consequences or impose additional costs on us.
      Our business is highly competitive and our growth is dependent upon market growth and our ability to enhance our existing products, introduce new products on a timely basis and offer our customers products that provide a more complete solution. One of the ways we may address the need to develop new products is through acquisitions of complementary businesses and technologies, such as our acquisition of Zymark in July 2003, our acquisition of NovaScreen in October 2005, and our anticipated acquisition of Xenogen in the second quarter of 2006. From time to time, we consider and evaluate potential business combinations involving our acquisition of another company and transactions involving the sale of our company through, among other things, a possible merger or consolidation of our business into that of another entity.
      Acquisitions involve numerous risks, including the following:

•	difficulties in integration of the operations, technologies and products and services of the acquired companies;

•	the risk of diverting management’s attention from normal daily operations of the business;

•	potential cost and disruptions caused by the integration of financial reporting systems and development of uniform standards, controls, procedures and policies;

•	accounting consequences, including amortization of acquired intangible assets or other required purchase accounting adjustments, resulting in variability or reductions of our reported earnings;

•	potential difficulties in completing projects associated with purchased in-process research and development;

•	risks of entering markets in which we have no or limited direct prior experience and where competitors in these markets have stronger market positions;

•	the potential loss of our key employees or those of the acquired company due to the employment uncertainties inherent in the acquisition process;

•	the assumption of known and potentially unknown liabilities of the acquired company;

•	the risk that we may find that the acquired company or business does not further our business strategy or that we paid more than what the company or business was worth;

•	we may disagree with the former management of businesses that we acquire with respect to the interpretation of provisions in the acquisition agreement relating to earn out provisions or other provisions that have ongoing effect after the completion of the acquisition, which could result in disputes or litigation with current employees who joined us as part of the acquisition;

•	our relationship with current and new employees and customers could be impaired;

•	the acquisition may result in litigation from terminated employees or third parties who believe a claim against us would be valuable to pursue;

•	our due diligence process may fail to identify significant issues with product quality, product architecture and legal contingencies, among other matters; and

•	there may be insufficient revenues to offset increased expenses associated with acquisitions.
      Acquisitions may also cause us to issue common stock that would dilute our current stockholders’ percentage ownership; record goodwill and non-amortizable intangible assets that will be subject to impairment testing and potential periodic impairment charges; incur amortization expenses related to certain intangible assets; or incur other large and immediate write-offs.
      We cannot assure you that future acquisitions will be successful and will not adversely affect our business. We must also maintain our ability to manage growth effectively. Failure to manage growth effectively and successfully integrate acquisitions that we make could harm our business.

Our business and stock price may be adversely affected if the acquisition of Xenogen is not completed.
      Our acquisition of Xenogen is subject to several customary conditions, including obtaining clearance from governmental entities and the approvals of the transaction by the stockholders of Xenogen and Caliper. If our acquisition of Xenogen is not completed, we could be subject to a number of risks that may adversely affect our business and stock price, including:

•	the diversion of our management’s attention from our day-to-day business as a result of efforts relating to the acquisition;

•	the market price of shares of our stock may decline to the extent that the current market price reflects a market assumption that the acquisition will be completed;

•	under certain circumstances, we could be required to pay Xenogen a $2 million termination fee;

•	we must pay costs related to the merger, such as legal and accounting fees and a portion of the investment banking fees; and

•	we would not realize the benefits we expect from acquiring Xenogen.

We may not realize all of the anticipated benefits of the Xenogen acquisition.
      The success of the merger will depend, in part, on our ability to realize the anticipated synergies, cost savings, and growth opportunities from integrating the businesses of Xenogen with our business. Our success in realizing these benefits and the timing of this realization depend upon the successful integration of the operations of Xenogen. The integration of two independent companies is a complex, costly, and time-consuming process. The difficulties of combining the operations of the companies include, among others:

•	consolidating research and development and manufacturing operations;

•	retaining key employees;

•	consolidating corporate and administrative infrastructures;

•	coordinating sales and marketing functions;

•	preserving our and Xenogen’s research and development, distribution, marketing, promotion, and other important relationships;

•	minimizing the diversion of management’s attention from ongoing business concerns; and

•	coordinating geographically separate organizations.
      We cannot assure you that the integration of Xenogen with us will result in the realization of the full benefits anticipated by us to result from the merger.

We expect to incur future operating losses and may not achieve profitability.
      We have experienced significant operating losses each year since our inception and we expect to incur an operating loss in 2006. We may never achieve profitability. As of December 31, 2005, Caliper had an accumulated deficit of approximately $181.1 million. Our losses have resulted principally from costs incurred in research and development and product marketing and from general and administrative costs associated with our operations. These costs have exceeded our cumulative cash proceeds which, to date, have been generated principally from product sales, collaborative research and development agreements, technology access fees, license fees, litigation settlement proceeds and interest income on cash and investment balances.

Our operating results fluctuate significantly and any failure to meet financial expectations may disappoint securities analysts or investors and result in a decline in our stock price.
      Our quarterly operating results have fluctuated significantly in the past, and we expect that they will continue to fluctuate in the future as a result of many factors, some of which are outside of our control. For example, many of our products represent relatively large capital expenditures for our customers, which leads to variations in the amount of time it takes for us to sell our products because customers may take several months or longer to evaluate and obtain the necessary internal approvals for the purchase of our products. In addition, a significant portion of our revenues is derived from sales of relatively high-priced products, and these sales are generally made by purchase orders rather than long-term contracts. Delays in receipt of anticipated orders for higher-priced products could lead to substantial variability of revenue from quarter to quarter. Furthermore, we commonly receive purchase orders and ship a significant portion of each quarter’s product orders near the end of the quarter. If that pattern continues, even short delays in the receipt of orders or shipment of products at the end of a quarter could result in shipment during the next quarter, which could have an adverse effect on results of operations for the quarter in which the shipment did not occur. Our business is affected by capital spending patterns of our customers with a greater percentage of purchases, and therefore we typically experience higher revenues in the second half of our fiscal year. There can be no assurance that this trend will continue. For all of these and other reasons, it is possible that in some future quarter or quarters our operating results will be below the expectations of securities analysts or investors. In this event, the market price of our common stock may fall abruptly and significantly. Because our revenue and operating results are difficult to predict, we believe that period-to-period comparisons of our results of operations are not a reliable indicator of our future performance.
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
      Under the terms of our supply agreement with Agilent, which we entered into with Agilent in June 2005, Agilent pays us a volume-based purchase price for planar LabChip devices that will be exclusively supplied by us. Under this new supply arrangement we will no longer receive revenue from Agilent pursuant to a formula based on our manufacturing costs for planar LabChip devices plus a share of Agilent’s gross margin from sales by Agilent of LabChip instruments and chips. The volume of planar LabChip device purchases by Agilent is dependent upon sales of the Agilent 2100 Bioanalyzer and associated assay kits and other potential future systems and assays that may be developed by Agilent. If Agilent’s sales of these products do not increase, the amount of revenue we receive from Agilent will decline.
      In addition, under the surviving terms of our collaboration agreement with Agilent, we granted to Agilent a non-exclusive, royalty-bearing license to certain of our LabChip technologies existing as of the termination date of the collaboration agreement for Agilent to develop, make and sell products in the field of the collaboration. Consequently, there is the possibility that following the expiration of the five-year term of the new exclusive supply agreement, or upon a breach of our obligations under the new supply agreement, Agilent may manufacture its own supply of planar LabChip products rather than purchasing them from us. In addition, Agilent could utilize its license rights to compete with us in other product areas in the future. Although this would generate royalty payments to us, such competition may reduce our ability to sell our own products independently or through other commercial partners.
      In addition, Agilent’s sales of collaboration products could be reduced due to competition from us or our other commercial partners, such as Bio-Rad. In such event, the revenue we would receive from Agilent could be reduced by more than the revenue we receive from other commercial partners. Further, Agilent may decide, for reasons wholly independent of competition, to reduce its sales efforts and/or pricing for these products. If Agilent does so, our revenue may decline.

We depend on our key personnel, the loss of whom would impair our ability to compete.
      We are highly dependent on the principal members of our management team, especially our Chief Executive Officer, and certain of our scientific staff. For example, many of our sales, particularly with respect to our LabChip drug discovery systems, have resulted from the direct involvement of senior members of our management team, including our Chief Executive Officer, with our customers’ senior-level management. None of our executives or scientists are legally bound to remain employed for any specific term. The loss of services of any of these individuals could seriously harm our product commercialization efforts. In addition, research and new product development will require additional skilled personnel in areas such as chemistry and biology, software engineering and electronic engineering. Also, the success of our NovaScreen operations is dependent upon the efforts of key management and scientific staff of that business. Our principal business locations in the United States are the Silicon Valley, California, and Boston metropolitan areas, where demand for personnel with these skills remains high, and may increase further as the economic outlook in these areas improves. As a result, competition for and retention of personnel, particularly for employees with technical expertise, is intense, and the turnover rate for these people is high. If we are unable to hire, train and retain a sufficient number of qualified employees, our ability to conduct and expand our business could be seriously reduced. The inability to retain and hire qualified personnel could also hinder any planned expansion of our business.

Our products could infringe on the intellectual property rights of others, which may cause us to engage in costly litigation and, if we are not successful, could also cause us to pay substantial damages and prohibit us from selling our products.
      The technology fields in which we operate are still relatively new and evolving and, consequently, patent positions in our industry are generally uncertain. Accordingly, we cannot assure you that third parties will not assert infringement or other intellectual property claims against us. We may have to pay substantial damages, including potentially treble damages, for past infringement if it is ultimately determined that our products infringe a third party’s proprietary rights. Further, we may be prohibited from selling our products before we obtain a license, which, if available at all, may require us to pay substantial royalties. Even if these claims are without merit, defending a lawsuit takes significant time, may be expensive and may divert management attention from other business concerns. We are aware of third-party patents that may relate to our technology or potential products. Any public announcements related to litigation or patent interference proceedings initiated or threatened against us could cause our stock price to decline.

We may need to initiate lawsuits to protect or enforce our patents, which would be expensive and, if we lose, may cause us to lose some of our intellectual property rights, which would reduce our ability to compete in the market.
      We rely on patents to protect a large part of our intellectual property and our competitive position, especially in our microfluidics business. In order to protect or enforce our patent rights, Caliper may initiate patent litigation against third parties, such as the patent infringement suit against Molecular Devices we settled in November 2003. These lawsuits could be expensive, take significant time, and divert management’s attention from other business concerns. In addition, these lawsuits would put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing. We may also provoke a third party defendant to assert claims against us. We cannot assure you that we will prevail in any of these suits or that the damages or other remedies awarded, if any, will be commercially valuable. During the course of these suits, there may be public announcements of the results of hearings, motions and other interim proceedings or developments in the litigation. If securities analysts or investors perceive any of these results to be negative, it could cause our stock price to decline.

The rights we rely upon to protect our intellectual property underlying our products may not be adequate, which could enable third parties to use our technology and would reduce our ability to compete in the market.
      In addition to patents, we rely on a combination of trade secrets, copyright and trademark laws, nondisclosure agreements and other contractual provisions and technical measures to protect our intellectual property rights. Nevertheless, these measures may not be adequate to safeguard the technology underlying our products. If they do not protect our rights, third parties could use our technology to compete with us, and our ability to compete in the market or to maintain the gross margins on the products we sell would be reduced. In addition, employees, consultants and others who participate in the development of our products may breach their agreements with us regarding our intellectual property, and we may not have adequate remedies for such breach. We also may not be able to effectively protect our intellectual property rights in some foreign countries. For a variety of reasons, we may decide not to file for patent, copyright or trademark protection outside of the United States. We also realize that our trade secrets may become known through other means not currently foreseen by us. Notwithstanding our efforts to protect our intellectual property, our competitors may independently develop similar or alternative technologies or products that are equal or superior to our technology and products without infringing on any of our intellectual property rights, or design around our proprietary technologies.

We are dependent on a single-source supplier for the glass used in our LabChip products and if we are unable to buy this glass on a timely basis, we will not be able to deliver our LabChip products to customers.
      We currently purchase glass, a key component for our chips, from a single-source supplier located in Germany. Although we keep surplus inventory in our Mountain View manufacturing facility, if we are unable to replenish this component on a timely basis, we will not be able to deliver our chips to our customers, which would harm our business.

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
      Our reliance on a sole or a limited group of suppliers involves several risks, including the risk that we may be unable to obtain an adequate supply of required components, that we have reduced control over pricing and the timely delivery of components and subassemblies, and that our suppliers may be unable to develop technologically advanced products to support our growth and development of new systems.
      Because the manufacturing of certain of these components and subassemblies involves complex processes and requires long lead times, we may experience delays or shortages caused by suppliers. We believe that alternative sources could be obtained at the same prices and on substantially the same terms and conditions, if necessary, for most sole and limited source parts. However, if we were forced to seek alternative sources of supply or to manufacture such components or subassemblies internally, we might be forced to redesign our systems, which could prevent us from shipping our systems to customers on a timely basis. Some of our suppliers have relatively limited financial and other resources, and, therefore, their businesses could fail. Any inability to obtain sufficient quantities of components and subassemblies could damage relationships with current and prospective customers and could harm our business.

If a natural disaster strikes our manufacturing facilities, we would be unable to manufacture our products for a substantial amount of time and we would lose revenue.
      We rely on a single manufacturing location to produce our chips and drug discovery systems, and a single location to produce laboratory automation and robotics systems, with no alternative facilities. These facilities and some pieces of manufacturing equipment are difficult to replace and could require substantial replacement lead-time. Our manufacturing facilities may be affected by natural disasters, such as earthquakes and floods. Earthquakes are of particular significance because our LabChip product manufacturing facility is located in Mountain View, California, an earthquake-prone area. In the event that our existing manufacturing facilities or equipment are affected by man-made or natural disasters, we would be unable to manufacture products for sale, meet customer demands or meet sales projections. If our manufacturing operations were curtailed or ceased, it would harm our business.

Failure to raise additional capital or generate the significant capital necessary to expand our operations and invest in new products could reduce our ability to compete and result in lower revenue.
      We anticipate that our existing capital resources, together with the revenue to be derived from our commercial partners and from commercial sales of our microfluidic and lab automation products and services, will enable us to maintain currently planned operations at least through the year 2007. However, we premise this expectation on our current operating plan, which may change as a result of many factors, including our acquisition of NovaScreen and our anticipated acquisition of Xenogen, or of another company or business. Consequently, we may need additional funding sooner than anticipated. Our inability to raise needed capital would seriously harm our business and product development efforts. In addition, we may choose to raise additional capital due to market conditions or strategic considerations even if we believe that we have sufficient funds for our current or future operating plans. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of these securities could result in dilution to our stockholders.
      We currently have a nominal credit facility with an unused balance of $300,000 and we currently have no committed sources of capital. To the extent that operating and capital resources are insufficient to meet future requirements, we will have to raise additional funds to continue the development and commercialization of our technologies. These funds may not be available on favorable terms, or at all. If adequate funds are not available on attractive terms, we may be required to curtail operations significantly or to obtain funds by entering into financing, supply or collaboration agreements on unattractive terms.

Our tax net operating losses and credit carryforwards may expire if we do not achieve or maintain profitability.
      As of December 31, 2005, we had federal and state net operating loss carryforwards of approximately $148.1 million and $44.6 million, respectively. We also had federal and state research and development tax credit carryforwards of approximately $4.7 million and $2.8 million, respectively. The federal net operating loss and credit carryforwards will expire at various dates through 2025 beginning in the year 2009 if not utilized. State net operating losses of approximately $5,000 expired in 2005. The current remaining state net operating losses have varying expiration dates through 2015.
      Utilization of the federal and state net operating losses and credits may be subject to a substantial limitation due to the change in ownership provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization. As described in Note 20, subsequent to year end Caliper announced a definitive agreement to acquire Xenogen Corporation (“Xenogen”, NASDAQ: XGEN) This acquisition will ultimately result in Xenogen shareholders’ owning approximately one-third of Caliper and in all likelihood will result in a change of ownership that will cause pre-merger losses to be subject to limitation. The amount of limitation has not yet been determined. Because of our lack of earnings history and the uncertainty of realizing these net operating losses, the deferred tax assets have been fully offset by a valuation allowance.
Risks Related to Owning Our Common Stock

Our stock price is extremely volatile, and you could lose a substantial portion of your investment.
      Our stock has been trading on the Nasdaq National Market only since mid-December 1999. We initially offered our common stock to the public at $16.00 per share. Since then our stock price has been extremely volatile and has ranged, through March 10, 2006 from a high of approximately $202.00 per share on March 2, 2000 to a low of $2.71 per share both on January 28, 2003 and February 6, 2003. Our stock price may drop substantially following an investment in our common stock. We expect that our stock price will remain volatile as a result of a number of factors, including:

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
      Provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing an acquisition in which we are not the surviving company or which changes in our management. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law. These provisions may prohibit stockholders owning 15% or more of the outstanding voting stock, from consummating a merger or combination which includes us. These provisions could limit the price that investors might be willing to pay in the future for our common stock.

Item 1B.	Unresolved Staff Comments
      Not applicable.

Item 2.	Properties
      Our headquarters is located in Hopkinton, Massachusetts, where we occupy two leased buildings totaling approximately 130,000 square feet, which houses research and development, instrument manufacturing and administration. Our existing lease in Massachusetts expires in December 2015, with two additional 5-year renewal options. In addition, we have three buildings totaling approximately 111,000 square feet of leased space in Mountain View, California, of which we occupied one building comprising approximately 53,000 square feet as of December 31, 2005. Our Mountain View facilities are primarily used for microfluidics research and development, LabChip device manufacturing, and certain administrative functions. We have sublet 73% of the two other Mountain View facilities as of December 31, 2005. The Mountain View leases will expire in 2007 and 2008. Our NovaScreen operation, located in Hanover, Maryland, occupies approximately 26,000 square feet of leased administrative and laboratory space for drug discovery services. The Hanover lease will expire in 2008. Our wholly owned international subsidiaries are engaged in marketing, sales and service activities in Europe and Japan. In total, our international subsidiaries occupy leased space of approximately 34,000 square feet under leases which expire through 2011. We believe that, based upon our long-term strategic facilities plan, our current facilities are adequate for our needs for the foreseeable future.

Item 3.	Legal Proceedings
      Commencing on June 7, 2001, Caliper and three of its officers and directors (David V. Milligan, Daniel L. Kisner and James L. Knighton) were named as defendants in three securities class action lawsuits filed in the United States District Court for the Southern District of New York. The cases have been consolidated under the caption In re Caliper Technologies Corp. Initial Public Offering Securities Litigation, 01 Civ. 5072 (SAS) (GBD). Similar complaints were filed against approximately 300 other public companies that conducted IPO’s of their common stock during the late 1990s (the “IPO Lawsuits”). On August 8, 2001, the IPO Lawsuits were consolidated for pretrial purposes before United States Judge Shira Scheindlin of the Southern District of New York. Together, those cases are denominated In re Initial Public Offering Securities Litigation, 21 MC 92(SAS). On April 19, 2002, a Consolidated Amended Complaint was filed alleging claims against Caliper and the individual defendants under Sections 11 and 15 of the Securities Act of 1933, and under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as well as Rule 10b-5 promulgated thereunder. The Consolidated Amended Complaint also names certain underwriters of Caliper’s December 1999 initial public offering of common stock. The Complaint alleges that these underwriters charged excessive, undisclosed commissions to investors and entered into improper agreements with investors relating to aftermarket transactions. The Complaint seeks an unspecified amount of money damages. Caliper and the other issuers named as defendants in the IPO Lawsuits moved on July 15, 2002, to dismiss all claims on multiple grounds. By Stipulation and Order dated October 9, 2002, the claims against Messrs. Milligan, Kisner and Knighton were dismissed without prejudice. On February 19, 2003, the Court granted Caliper’s motion to dismiss all claims against it. Plaintiffs were not given the right to replead the claims against Caliper. The time to appeal the dismissal has not yet expired. In May 2003, a Memorandum of Understanding was executed by counsel for plaintiffs, issuers and their insurers setting forth the terms of a settlement that would result in the termination of all claims brought by plaintiffs against the issuers and individual defendants named in the IPO Lawsuits. On July 7, 2003, a Special Litigation Committee of the Caliper Board of Directors approved the settlement terms described in that Memorandum of Understanding, which was subsequently set forth in definitive Settlement Agreement among the settling parties. On February 15, 2005, Judge Scheindlin issued an order granting preliminary approval of the settlement, subject to certain modifications. The parties agreed to those modifications and on August 31, 2005, Judge Scheindlin issued an order granting preliminary approval of the settlement as modified and certifying settlement classes. The fairness hearing for final approval of the settlement is scheduled to occur on April 26, 2006. The final resolution of this litigation is not expected to have a material impact on Caliper.

Item 4.	Submission of Matters to a Vote of Security Holders
      Our 2005 Annual Meeting of Stockholders was held on November 16, 2005, at 1:00 p.m. local time at Caliper’s facilities at 605 Fairchild Drive, Mountain View, California. There were present at the meeting, in person or represented by proxy, the holders of 26,209,079 shares of common stock. The matters voted on at the meeting and the votes cast are as follows:

(a) Two persons were elected to serve as Directors of the Company to hold office until the next annual meeting of shareholders and until their successors is chosen and qualified. The following is a table setting forth the number of votes cast for and withheld for each nominee for Director:

	No. of	No. of
	Common	Common
	Votes in	Votes
Name of Nominee	Favor	Withheld

Daniel L. Kisner, Ph.D.	26,134,417	74,662
Allan L. Comstock	26,122,200	86,879

The term of the following directors continued subsequent to the annual meeting: Van Billet, Robert C. Bishop, E. Kevin Hrusovsky, David Milligan and Kathryn A. Tunstall.

(b) The appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2005 was ratified. There were 26,012,596 shares of Common Stock voting in favor, 166,931 shares of Common Stock voting against, and 29,552 shares of Common Stock abstaining with zero Broker non-votes.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
      Our common stock has been quoted on the Nasdaq National Market under the symbol “CALP” since our initial public offering in December 1999. Prior to that time, there was no public market for our common stock. The following table shows the high and low sales prices per share of our common stock as reported on the Nasdaq National Market for the periods indicated.

	High	Low

Fiscal 2005:
First Quarter	$8.03	$6.42
Second Quarter	$6.45	$5.44
Third Quarter	$7.17	$5.56
Fourth Quarter	$7.36	$5.88
Fiscal 2004:
First Quarter	$9.75	$5.75
Second Quarter	$7.78	$4.64
Third Quarter	$7.13	$4.67
Fourth Quarter	$8.15	$6.54
Stockholders
      As of December 31, 2005, there were approximately 281 holders of the 33,785,792 outstanding shares of record of our common stock.
Dividends
      We have never declared or paid any dividends on our capital stock. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business. Although we have no restrictions on paying cash dividends, we do not anticipate paying any cash dividends in the foreseeable future.
Issuer Purchases of Equity Securities
      During the three months ended December 31, 2005, three employees who had each received a grant of 5,000 shares of restricted stock yet to be issued, which was subject to a right of repurchase by us, left our employment. The table below reflects the stock as though it had been issued and repurchased during the three months ended December 31, 2005:

			Total Number of
			Shares Purchased	Maximum Approximate
			as Part of	Dollar Value of Shares
	Total Number	Average Price	Publicly	that may yet be
	of Shares	Paid Per	Announced	Purchased Under the
Period	Purchased	Share	Programs	Programs

October 1 through 31, 2005	10,000	$.001	—	—
November 1 through 30, 2005	—	$—	—	—
December 1 through 31, 2005	5,000	$.001	—	—

Total	15,000	$.001	—	—

Item 6.	Selected Financial Data
      The following table sets forth selected consolidated financial data for each of our last five fiscal years. The selected financial data for each of the five years in the period ended December 31, 2005 have been derived from the consolidated financial statements of the Company, which financial statements have been audited by Ernst & Young LLP, independent registered public accounting firm. The foregoing consolidated financial statements and the report thereon are included elsewhere in this Annual Report on Form 10-K. This data should be read in conjunction with the detailed information, financial statements and related notes, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7. The historical results are not necessarily indicative of the results of operations to be expected in the future.

	Years Ended December 31,

	2005	2004	2003	2002	2001

	(In thousands, except per share data)
Statements of Operations Data(1):
Revenue:
Product revenue	$59,565	$57,808	$31,916	$15,644	$12,468
Service revenue	16,430	13,448	5,879	37	—
License fees and contract revenue	11,014	8,871	11,616	10,152	17,120

Total revenues	87,009	80,127	49,411	25,833	29,588
Costs and expenses:
Cost of product revenue	39,960	38,350	23,494	10,927	6,887
Cost of service revenue	8,291	6,673	2,486	—	—
Research and development	17,448	22,728	33,691	43,317	38,263
Selling, general and administrative	31,210	32,325	27,292	17,534	15,545
Employee stock compensation, net	1,585	2,770	1,000	378	2,540
Amortization of intangible assets	4,069	3,805	2,756	—	—
Restructuring charges (credits)	(1,005)	6,018	11,535	314	—

Total costs and expenses	101,558	112,669	102,254	72,470	63,235

Operating loss	(14,549)	(32,542)	(52,843)	(46,637)	(33,647)
Interest income, net	895	846	2,227	4,353	9,970
Other income (expense), net	(689)	517	1,279	1,320	—
Litigation settlement and reimbursement	—	—	—	—	27,500

Income (loss) before taxes	(14,343)	(31,179)	(49,337)	(40,964)	3,823
Provisions for income taxes	(114)	(377)	(190)	—	—

Net income (loss)	$(14,457)	$(31,556)	$(49,527)	$(40,964)	$3,823

Net income (loss) per common share, basic	$(0.46)	$(1.08)	$(1.88)	$(1.68)	$0.16
Shares used in computing net income (loss) per common share, basic	31,313	29,273	26,396	24,403	23,997
Net income (loss) per common share, diluted	$(0.46)	$(1.08)	$(1.88)	$(1.68)	$0.15
Shares used in computing net income (loss) per common share, diluted	31,313	29,273	26,396	24,403	25,634

	As of December 31,

	2005	2004	2003	2002	2001

	(In thousands)
Balance Sheet Data(1):
Cash, cash equivalents, marketable securities and short-term restricted cash	$31,704	$50,237	$66,996	$154,602	$166,176
Working capital	33,750	52,234	66,577	155,583	195,310
Total assets	158,209	147,947	168,230	179,878	222,543
Long-term obligations, less current portion	320	—	646	1,986	3,749
Total stockholders’ equity	118,438	111,579	134,797	167,558	206,564

(1)	The statement of operations data includes the results of Zymark beginning July 14, 2003 and the results of NovaScreen beginning October 3, 2005, the respective dates of these acquisitions. The balance sheet data incorporates the effects of these acquisitions as of December 31 of the year in which each respective acquisition was completed.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Overview
      We use our core technologies of liquid handling, automation, LabChip microfluidics and drug discovery services to create enabling solutions for the life sciences industry. We are a leader in microfluidic lab-on-a-chip technologies.
      On September 8, 2005, we announced the execution of an agreement providing for our acquisition of NovaScreen Biosciences, which closed shortly after quarter end on October 3, 2005. NovaScreen was a privately-held screening, profiling, and assay development services company. The acquisition broadens our capabilities to include compound profiling, and it allows us to participate in the emerging trend towards outsourced services, particularly drug safety assessment. We also believe NovaScreen will help us accelerate adoption of our technologies by creating new applications for our platforms.
      Within the life sciences industry, we are currently pursuing two major markets: drug discovery and development, and diagnostics. In the drug discovery and development market, our products address many new challenges faced by pharmaceutical and biotechnology companies. These challenges include late-stage drug failures, increased research and development spending yielding fewer new drugs and, more recently, drugs being removed from the market due to unforeseen side effects that were not discovered in pre-launch research and development or clinical trials. Our products help researchers make better choices earlier in their drug discovery process, increase the speed and efficiency of their high-throughput screening efforts, and enable profiling experiments that can identify drug side effects earlier in the drug discovery process. With the recent acquisition of NovaScreen, we now have the capability to perform high-throughput screening and compound profiling services where our customers face internal capacity or instrument limitations. With respect to diagnostics markets, we believe that our LabChip technologies may help reduce the high cost of many diagnostic tests, and particularly molecular diagnostic tests, through integration and miniaturization of the various steps required to carry out these tests. We are presently primarily working with collaboration partners in this area, although these projects are still in the feasibility or early development stages.
      We have three channels of distribution for our products: direct to customers, indirect through our international network of distributors, and through partnership channels under our “Caliper Driven” program. Through our direct and indirect channels, we sell complete system solutions developed by us to end customers. Our Caliper Driven program is core to our business strategy and complementary to our direct sales and distribution network activities, as it enables us to extend the commercial potential of our LabChip and advanced liquid handling technologies into new industries and new applications with experienced commercial partners. Under this program, we supply liquid handling products, microfluidics chips, and other products on an OEM basis, and when requested provide product development expertise to our commercial partners, who then typically integrate an application solution and market it to their end customers. In addition, as part of our Caliper Driven program we also provide licenses to our extensive microfluidic patent estate to other companies. We view out-licensing under our Caliper Driven program as a way for us to extend our microfluidics technology into certain application areas that we do not have a present strategic intent to address directly, or that may require the greater technical, marketing or financial resources of our licensing partner in order to obtain a more a rapid adoption of our technology in the particular application area. By using direct and indirect distribution, and out-licensing our technology under our Caliper Driven program, we seek to maximize penetration of our products and technologies into the marketplace and position Caliper as a leader in the life sciences tools market.

Overview of 2005

Financial Performance

•	Our $87.0 million of revenue in 2005 was consistent with our previous estimates. Revenue growth principally came from our drug discovery product family including from OEM instrument sales, LabChip systems, services, including drug discovery screening and profiling services of newly acquired NovaScreen, and license fees under our Caliper Driven program. These growth areas were partially offset by lower revenues from our drug development product family and other instruments.

•	Our 2005 Selling, general and administrative and research and development expenses of $48.7 million were $6.4 million lower than 2004, reflecting our continued efforts to control costs and manage toward profitability.

•	We ended 2005 with $31.7 million in cash, cash equivalents and marketable securities and believe our current cash balances are adequate to meet our cash needs, at least through the end of 2007.

•	We achieved our long-standing objective of attaining positive cash flows from operations during the fourth quarter of 2005.

Key Developments
      Several key developments in 2005 enhanced our strategic positioning for the future. We achieved continued growth of revenue from our direct channel microfluidics products; strengthened our core business strategy through industry partnerships and increased focus on applications, and by signing several major licensing agreements under our Caliper Driven program; and completed the acquisition of NovaScreen during the fourth quarter of 2005.
      Microfluidic Adoption Continues. For the full year, we placed 44 new LabChip systems, compared to 25 in 2004. We are continuing to build adoption momentum as 12 of the top 15 pharmaceutical and biotechnology companies now own one or both of our LabChip products, and multiple system adoption has occurred at several accounts.
      Industry Partnerships Strengthen. Late in the third quarter, our OEM partner, Affymetrix, launched the GeneChip® Array Station (GCAS), an automated target preparation and microarray processing system that increases accuracy and lowers the total cost per sample for large-scale studies. By improving data consistency and decreasing the hands-on time needed to perform experiments, the Affymetrix GCAS system enables scientists to accelerate discovery and to bring new tests and therapies to market more quickly. During the second quarter, Affymetrix also licensed a portion on our microfluidic patent estate enabling Affymetrix to explore the development of products that use both our LabChip and Affymetrix’s GeneChip technologies on one platform. This “value-added” approach of combining our core liquid handling and automation technologies with our partners’ application focus is an important strategy for sustaining growth of these products.
      Also in the second quarter, Agilent obtained a license from us for the development of clinical diagnostic applications on Agilent’s 2100 Bioanalyzer, its 5100 Automated Lab-on-a-Chip platform and future instrument platforms. This new license agreement leverages the expertise and leading technology of Agilent and us, enabling both companies to capitalize on the significantly expanding diagnostics market. Under a separate agreement, we also signed a new supply agreement with Agilent under which Agilent will purchase all planar chip products, for both research and diagnostic applications, from us for the next five years. This agreement was a significant milestone as it added to the stability of our revenue by assuring that the demands for chips from our largest customer will continue for the foreseeable future.

      In the third quarter, Bio-Rad, which launched its Experion platform late in 2004, signed a feasibility agreement with us for a new microfluidic system. The placement of new partner systems and the development of new applications are important drivers behind our strategy to promote higher chip sales.
      Acquisition of NovaScreen. The acquisition of NovaScreen in the fourth quarter was a major milestone in our strategy. The addition of in vitro services to our in vitro product offerings allows us to meet the growing demand for outsourced assay development and profiling services and to take a leading position in high-quality in vitro experimentation for drug discovery. The NovaScreen integration was completed during the fourth quarter. The acquisition not only improves our overall positioning, but also adds profitable and more predictable revenue streams to our business. Relying on NovaScreen’s profiling expertise, initial progress has been made to develop assay panels for the LabChip 3000 system. The first, called Kinase Adviser, is a panel of 48 kinases that helps drug discovery researchers monitor important potential safety issues for an emerging drug compound. We intend to expand the panel of kinase assays capable of being run on the LabChip 3000 system to approximately 200 by the end of 2006. A second offering, the GENSEP II panel, measures a more general spectrum of safety indicators to give scientists data about potential areas of concern for drugs entering later stages of development. GENESEP II incorporates an increased number of human receptor cell-based assays, making the data that come from the panel more relevant to drug activity in human patients.
      Pending Acquisition of Xenogen. On February 13, 2006, we announced entering into a definitive merger agreement on February 10, 2006 to acquire Xenogen Corporation, a maker of advanced imaging systems including instruments, biological solutions and software designed to accelerate drug discovery and development. Under the agreement, we will issue approximately 13.2 million common shares and approximately 5.125 million warrants to purchase Caliper common shares in exchange for all of Xenogen’s equity securities outstanding at the closing. As of February 10, 2006, the aggregate value of the Caliper shares and warrants to be issued in connection with the merger was approximately $80 million. The acquisition is expected to significantly advance our capabilities as a leading provider of tools and services that increase the productivity and clinical relevance of life sciences research, and is expected to accelerate our revenue growth and profitability. The integration of molecular tool technologies presents a key opportunity to improve drug discovery research. As highlighted in the FDA Critical Path Initiative, biomarker research and better experimentation models are essential to improve predictability and efficiency along the critical path from laboratory to commercial drug. The combination of our proprietary microfluidic technology and automation expertise with Xenogen’s proprietary imaging technology addresses these key research needs by creating molecular level solutions that encompass in vitro (test tube) to in vivo (living organism) research. These technologies offer exceptional data quality and productivity advantages, and combining them to offer a highly correlated suite of products and services should result in earlier, clinically relevant insights in the drug discovery process. The transaction is subject to customary conditions, including the approval of Xenogen and our stockholders, as well as standard regulatory approvals, and is expected to close in the second quarter of 2006.
      The acquisition of Xenogen will involve substantial risks and uncertainties, as follows:

•	Xenogen’s stockholders may not approve the transaction, the necessary regulatory approval may not be obtained or the companies may be required to modify aspects of the transaction to achieve regulatory approval, or the transaction otherwise may not close; prior to the closing of the proposed acquisition, the businesses of the companies may suffer due to uncertainty;

•	the expected benefits, including revenue growth, from combining the two companies may not be realized;

•	integration of the companies and their product portfolios following closing could prove more difficult and costly than expected, and planned synergies may not transpire;

•	Xenogen employees who are key to maintaining the revenue growth of Xenogen’s products may leave Xenogen due to the uncertainties created by the merger;

•	the historic growth rate of Xenogen’s products may not continue as expected due to market saturation or to the failure to convince large pharmaceutical companies as to the value of Xenogen’s imaging technology;

•	unanticipated difficulties may be encountered in connection with consolidating the operations of the two companies; and

•	other factors that involve known and unknown risks and uncertainties may cause actual financial results, performance or achievements to differ materially from anticipated results.

Keys Factors Affecting Ongoing Performance
      We have indicated that we will need to grow revenues significantly to reach profitability and to attain ongoing positive cash flows. Our recent acquisition of NovaScreen and announced plan to acquire Xenogen are important milestones toward these objectives. However, we continue to face risks and uncertainties that could challenge our efforts to grow revenue, gain market share and remain competitive. Our microfluidic technologies still require significant development investment, particularly in the area of diagnostics, and our drug discovery systems incorporating these technologies have only recently begun to be used commercially and are still in their adoptive stages. If our drug discovery systems do not gain further market acceptance, we will be unable to generate significant sales of these products and our revenue may decline. The commercial success of our drug discovery systems will depend upon capital spending by our potential customers, and the continuation of the growing market acceptance of the merits of our drug discovery systems by pharmaceutical and biotechnology companies, academic research centers and other companies that rely upon laboratory experimentation. In addition, over the past twelve months we have experienced significant competition with our liquid handling and automation technologies within our direct market channels. We have opted toward commercial partnerships, such as with Affymetrix, to grow this area of our business. We are subject to risks and uncertainties not only inherent in the general marketplace such as the amount capital spending on new life sciences research equipment, but are also subject to the risks and uncertainties facing our commercial partners to the extent that we place greater reliance on indirect sales and marketing via our partners.
      Beyond increasing our revenues, it remains important for us to continue to control costs, and particularly to improve our gross margins, to allow us to achieve profitability. During 2005, we demonstrated success in reducing our operating expenses, and we began initiatives that are targeted to achieve further costs savings, particularly in the source and supply of key manufacturing components and raw materials that factor into our product margins. Our ability to maintain control over costs and to achieve continued cost reductions involves risks and uncertainties, and if we are not successful, could delay our ability to achieve profitable operations.
Results of Operations

Revenue

	Year Ended			Year Ended			Year Ended
	December 31,			December 31,			December 31,
	2005	$ Change	% Change	2004	$ Change	% Change	2003

	(In thousands)
Product revenue	$59,565	$1,757	3%	$57,808	$25,892	81%	$31,916
Service revenue	16,430	2,982	22%	13,448	7,569	129%	5,879
License fees and contract revenue	11,014	2,143	24%	8,871	(2,745)	(24)%	11,616

Total Revenue	$87,009	$6,882	9%	$80,127	$30,716	62%	$49,411

      Total Revenue. Our total revenue increase in 2005 resulted from growth in drug discovery product family including OEM instrument sales, LabChip systems, services, including the drug discovery screening and profiling services of newly acquired NovaScreen, and license fees under our Caliper Driven program. These growth areas were partially offset by lower drug development product family and other instrument revenues.

      Product Revenue. Product revenue increased in 2005 due to a 13% growth in our drug discovery product lines, which represented 73% of total product revenue which was offset partially by a 17% decline in our drug development product lines, which represented 27% of product revenue. Increased sales of Caliper Sciclone-based instruments to Affymetrix, and to a lesser extent increased sales of our LabChip 3000 (Drug Discovery) and LabChip 90 (Automated Electrophoresis) Systems and microfluidic LabChip devices contributed to the drug discovery growth. During 2005, we placed a total of 44 LabChip systems in comparison to a total of 25 systems during 2004. Within our direct channel business, we have seen a continuation of conservative spending over the last twelve months by large pharma in the area of liquid handling which has caused increased competition and price pressure resulting in decreased direct channel sales of our Caliper Sciclone liquid handling instrument. We see a continuation of very competitive conditions in liquid handling in 2006. Decreased sales of MultiDose and TPW instruments accounted for the majority of the decrease in drug development product revenues. We believe the decline in drug development product revenues is a temporary market condition that will continue until the expected launch of our new TPW III tablet processing workstation in the second quarter of 2006. In general, we experience a less competitive environment for our drug development products than for our drug discovery liquid handling and automation products and we are optimistic that drug development product revenues will show improvement in 2006.
      The increase in product revenue in 2004 resulted primarily from having a full year of Zymark’s product revenues in 2004 versus a half-year during 2003 when Zymark was acquired. This accounted for $23.9 million of the overall 2004 increase. In addition, we experienced an increase in microfluidic HTS instrument sales as a result of the introduction of the LabChip 3000 Drug Discovery System, which replaced the former Caliper 250 HTS instrument, and increased planar chip sales as a result of greater sales to Agilent, which accounted for the remainder of the 2004 increase.
      Service Revenue. NovaScreen service revenues provided for the majority of the service revenue increase during 2005, along with increases in other service offerings. We acquired NovaScreen on October 3, 2005. The increase in service revenue during 2004 was primarily due to the full year impact of Zymark service revenues in 2004 in comparison to a half-year during 2003 when Zymark was acquired.
      License Fees and Contract Revenue. Revenue from new licenses granted under our Caliper Driven program provided for the majority of the revenue increase in 2005, partially offset by a $1.4 million decline in research and development collaborative funding. Collaborative funding declined in 2005 due to the completion in 2004 of a major collaborative project effort with Bio-Rad that resulted in the launch of Bio-Rad’s Experion instrument in the fourth quarter of 2004. The revenue decline during 2004 was primarily the result of aggregate license payments from Aclara and Molecular Devices received in 2003 for which there were no comparable-sized licenses in 2004, partially offset by a net increase in collaboration funding during 2004.

Cost of Revenue

	Year Ended			Year Ended			Year Ended
	December 31,			December 31,			December 31,
	2005	$ Change	% Change	2004	$ Change	% Change	2003

	(In thousands)
Cost of
Product revenue	$39,960	$1,610	4%	$38,350	$14,856	63%	$23,494
Service revenue	8,291	1,618	24%	6,673	4,187	168%	2,486

Total Cost of Revenue	$48,251	$3,228	7%	$45,023	$19,043	73%	$25,980

      Cost of Product Revenue. During 2005, cost of product revenue increased primarily due to increased spending on materials. Our product mix in 2005 featured a greater proportion of revenue from sales of drug discovery instruments, including Caliper Sciclone sales to Affymetrix and LabChip systems, which bear a proportionately higher material cost as a percentage of revenue in comparison to our drug development and other specialty products. In the fourth quarter of 2005, we began an initiative to target material cost reductions through volume-based purchasing economies, vendor outsourcing analysis and other identified opportunities. In addition, we modestly increased selling prices for certain drug discovery instrument products. In 2005, we lowered our manufacturing costs by $1.0 million. This net decrease in spending was driven primarily by staff-related cost reductions, including the elimination of a second manufacturing shift in our chip manufacturing operation, and reduced operating supplies usage. These manufacturing savings were offset, however, by higher freight costs of $0.6 million related to an increased number of shipments and higher fuel and other transportation charges, and other miscellaneous direct costs of $0.4 million. The increase in cost of product revenues in 2004 was primarily due to higher product revenues driven by the Zymark acquisition, partially offset by $0.5 million of reduced spending resulting from staffing reductions that occurred in the second half of 2004 in our microfluidic LabChip manufacturing operation.
      Cost of Service Revenue. The increase in cost of service revenue in 2005 included approximately $1.1 million of service costs resulting from our acquisition of NovaScreen which was included in our operations only for the fourth quarter of 2005. The remaining net increase included $0.4 million of allocated research and development staff related costs supporting assay development services, $0.6 million of increased field service and customer support staff related costs, and an offsetting reduction of $0.5 million due to reduced training costs as a result of training-staff resources having been engaged to a greater extent in internal training and pre-sales activities in 2005. In 2004, the overall increase in cost of service revenue was primarily due the full year inclusion of legacy Zymark service costs.
      Gross Margins. Our gross margin on product revenue was 32.9% for the year ended December 31, 2005, as compared to 33.7% in 2004. The decrease from 2004 was comprised of a 3.6 percentage point unfavorable change caused primarily by mix, a 1.5 percentage point unfavorable change from the impact of freight and other miscellaneous direct costs and a 4.3 percentage point favorable change from reduced manufacturing spending and volume-based efficiencies. The unfavorable mix change reflected several factors, including: a shift in 2005 toward increased drug discovery products which exhibit a lower margin including the increase in sales to Affymetrix, and sales in 2004 for which there were no associated costs which included $0.9 million billed and collected from Agilent to recover previously unbilled costs, and $0.9 million from software upgrades for a discontinued OEM product. Gross margin on service revenue was 50% for the year ended December 31, 2005, which was slightly below 2004 due to service-related costs increasing at a rate slightly above the rate of sales increase.

Operating Expenses

	Year Ended			Year Ended			Year Ended
	December 31,			December 31,			December 31,
	2005	$ Change	% Change	2004	$ Change	% Change	2003

	(In thousands)
Research and development	$17,448	$(5,280)	(23)%	$22,728	$(10,963)	(33)%	$33,691
Selling, general and administrative	31,210	(1,115)	(3)%	32,325	5,033	18%	27,292
Employee stock compensation, net	1,585	(1,185)	(43)%	2,770	1,770	177%	1,000
Amortization of intangible assets	4,069	264	7%	3,805	1,049	38%	2,756
Restructuring charges (credits)	(1,005)	(7,023)	(117)%	6,018	(5,517)	(48)%	11,535

	$53,307	$(14,339)	(21)%	$67,646	$(8,628)	(11)%	$76,274

      Research and Development Expenses. In 2005, the net decrease in research and development expenses was comprised of a $1.0 million reduction for in-process research and development charges, $2.9 million of reduced staff-related costs as a result of more focused project spending- including approximately 17 fewer personnel on average versus 2004, $1.8 million of reduced depreciation as a result of fully depreciated assets, $1.2 million of reduced facilities and information technology cost allocation associated with lower staffing levels and square footage utilization within R&D, $1.2 million of increased project materials and other spending and $0.4 million of new costs associated with our purchase of NovaScreen. As a percentage of revenues, we expect research and development spending to generally decrease in the future, to the extent our revenues grow, and as we continue to closely manage discretionary spending on research programs with attractive commercial potential. As part of our Caliper Driven program, we may undertake yet-to-be identified projects that could cause our R&D costs to increase as a percentage of revenue, although such increased spending may be fully or partially funded by our commercial partners. In 2004, research and development expenses decreased, despite a full year of Zymark-related costs and a $1.0 million in-process R&D charge, as a result of the prioritization of our R&D programs and related downsizing activities that occurred in 2003, and as a result of facility closures that occurred in 2004. The 2003 and 2004 restructuring activities are described in Note 13 of the Notes to Consolidated Financial Statements.
      Selling, General and Administrative Expenses. In 2005, the net decrease in selling, general and administrative expenses was comprised of a $1.0 million reduction in depreciation as a result of fully depreciated assets and leasehold retirements, $0.5 million of reduced professional costs — including accounting fees, consulting expenses and outside patent costs, $0.4 million of reduced miscellaneous taxes, insurance and other fees, and $0.3 million of reduced miscellaneous spending across several expense categories, partially offset by spending increases including $0.6 million of new costs added by NovaScreen and $0.5 million of increased selling expense resulting from reallocated training department resources as discussed above. In 2004, the increase in selling, general and administrative expenses was primarily due to the inclusion of Zymark in the full year results of operations, offset in part by downsizing activities in 2004 and 2003. In 2004 implementation costs of Section 404 of the Sarbanes-Oxley Act of 2002 were approximately $1.0 million versus insignificant costs in 2003. We expect selling, marketing and product promotion expenses to generally increase over the next several years as we continue to make investments to grow our sales, while declining as a percentage of total revenue.
      Employee Stock Compensation. Employee stock compensation includes the amortization of deferred stock compensation recorded based upon the fair value of restricted stock and restricted stock issuances. The decrease in employee stock compensation resulted from fewer stock-based awards granted to employees and key executives in 2005 versus 2004, and as a result of accelerated option vesting and other stock-based charges associated with certain key employee severance agreements in 2004. The amortization expenses related to deferred stock compensation in 2005 and 2004 was net of reversals of $116,000 and $47,000, respectively, of stock compensation expense recognized in previous periods as a result of forfeited options. The $3.0 million of remaining deferred stock compensation included within stockholder’s equity as of December 31, 2005 has not yet been adjusted for estimated forfeitures as required under Statement of Financial Accounting Standard No. 123(R), “Share-Based Payment” (Statement 123(R)”, and would ordinarily result in compensation expense of $1.6 million during 2006 and $1.4 million during future periods beyond 2006. We expect that the total amount of employee compensation expense which we record in our income statement will increase, as a result of the adoption of Statement 123(R) which requires all share-based payments to employees be recorded as an expense based on their fair values. We adopted the provisions of Statement 123(R) as of January 1, 2006, and expect that the adoption will result in stock compensation expense of between $5.0 and $6.0 million in 2006. This estimate reflects our assumptions for share based payments to be made in 2006, and does not incorporate the potential impact of acquisitions, such as Xenogen (see Note 20).
      Restructuring Charges. During the period from May 2003 through December 2005, Caliper incurred restructuring charges and credits related to planned workforce reductions and facility closures that were undertaken by management to control costs and improve the focus of its operations in order to reduce losses. Certain of these activities took place following Caliper’s acquisition of Zymark in 2003, and were actions designed to eliminate redundant costs and to improve the overall operating efficiency of the newly combined business. A more complete discussion of all restructuring activities occurring from May 2003 through December 31, 2005 is included in Footnote 13 of Notes to Consolidated Financial Statements in Item 15 of this Form 10-K. Below is a summary of restructuring activities during the 2005:

•	We recorded a restructuring credit of $1.4 million in connection with new subleases entered into during 2005. In determining the amount of restructuring credit to record, Caliper considered all future sublease income for which we have reasonable assurance of collection and discounted the future cash flows using the same 5% discount rate that was used originally to calculate the restructuring liability. The restructuring credit includes sublease payments in 2005 of $233,000, net of broker fees of $68,000.

Caliper excluded $0.5 million of future sublease income from this estimate due to the uncertain financial status of one sublease tenant.

•	We recorded accretion expense and a corresponding increase in the short-term restructuring liability of $0.4 million.

Interest and Other Income and Expenses

	Year Ended			Year Ended			Year Ended
	December 31,			December 31,			December 31,
	2005	$ Change	% Change	2004	$ Change	% Change	2003

	(In thousands)
Interest income	$932	(80)	(8)%	$1,012	$(1,627)	(62)%	$2,639
Interest expense	(37)	129	78%	(166)	246	60%	(412)
Other income (expense), net	(689)	(1,206)	(233)%	517	(762)	(60)%	1,279

	$206	(1,157)	(85)%	$1,363	$(2,143)	(61)%	$3,506

      Interest Income (Expense), Net. Interest income decreased in both 2005 and 2004 primarily due to lower cash, cash equivalents and marketable securities balances, on average, over the previous years due to cash used in operating and investing activities. In 2005, improved short-term yields resulted in greater interest income on invested balances. Interest expense decreased in both 2005 and 2004 due to the reduction of our financing obligations.
      Other Income, Net. Other income, net in 2005 and 2004 consists primarily of marking-to-market unrealized gains and losses related to account balances denominated in non-U.S. currencies. During 2005, we incurred foreign currency transaction losses of approximately $661,000 compared to transaction gains of $337,000 in 2004. Other income, net of $1.3 million in 2003 resulted primarily from the effect of realized gains on marketable securities, and foreign currency gains, offset in part by the disposal of surplus manufacturing equipment no longer needed in our operations.
Liquidity and Capital Resources
      As of December 31, 2005, we had $31.7 million in cash, cash equivalents, marketable securities and short-term restricted cash, as compared to $50.2 million as of December 31, 2004 and $67.0 million as of December 31, 2003. In October 2005, we used cash of $4.6 million to acquire NovaScreen, which was net of $1.0 million of NovaScreen’s cash on hand on the date of acquisition. As such, our 2005 cash flow changes in operating assets and liabilities are net of the acquired current assets and liabilities of NovaScreen. In July 2003, we used cash of $52.4 million to acquire Zymark, which was net of $5.8 million of Zymark’s cash on hand on the date of acquisition. As such, our 2003 cash flow changes in operating assets and liabilities are net of the acquired current assets and liabilities of Zymark.

Cash Flows

	Year Ended		Year Ended		Year Ended
	December 31,		December 31,		December 31,
	2005	$ Change	2004	$ Change	2003

	(In thousands)
Cash provided by (used in)
Operating Activities	$(7,635)	$10,356	$(17,991)	$13,648	$(31,639)
Investing Activities	$4,659	$(9,315)	$13,974	$(10,907)	$24,881
Financing Activities	$1,619	$(2,968)	$4,587	$6,052	$(1,465)
      Operating Activities. In 2005, cash used in operations decreased by approximately $10.4 million from 2004. The improvement was primarily driven by the positive effects of previous cost reduction initiatives together with incremental cash generated as a result of higher sales in 2005, including as a result of our acquisition of NovaScreen in the fourth quarter of 2005. In total, we used $7.6 million of cash for operating activities, which included $2.0 million of cash provided by tenant reimbursement funding from our Hopkinton,

Massachusetts landlord. We made lease payments of approximately $3.2 million related to our idled facilities in Mountain View, California, which was partially offset by sublease rental income, net of broker fees, of $0.2 million from sublease arrangements we entered into in 2005. All other changes of working capital used $0.2 million of cash.
      Investing Activities. In 2005, net proceeds from sales and maturities of marketable securities generated $16.8 million of cash which we used for operations, property and equipment purchases and to acquire NovaScreen. Our primary investing activities included purchases of property and equipment of $6.5 million, of which $4.2 million related to facility improvements made to our Hopkinton, Massachusetts headquarters. We received offsetting funding of $2.0 million from our landlord in 2005, as noted within Operating Activities above. In addition, we used $4.6 million of cash to acquire NovaScreen in October 2005.
      Financing Activities. In 2005, cash provided by financing activities decreased as a result of a $4.1 million reduction of proceeds from option exercises and other issuances of common stock and $1.1 million reduction in payments made under sale-leaseback arrangements.
Contractual Obligations
      As of December 31, 2005, we had commitments under leases and other contractual obligations as follows (in thousands):

			Other Long-term
	Operating Leases	Idle Facilities	Obligations

Years ending December 31:
2006	$4,678	$3,167	$133
2007	4,454	3,200	116
2008	4,140	1,604	124
2009	1,867	—	80
2010	1,722	—	—
Thereafter	8,106	—	—

Total minimum lease and principal and principal payments	$24,967	7,971	453

Less: Amount representing interest		741	—

Present value of future payments		7,230	453
Less: Current portion of obligations		2,872	133

Noncurrent portion of obligations		$4,358	$320

      In addition to the commitments in the table above, as of December 31, 2005, we had a non-cancelable purchase commitment in the amount of approximately $449,000 with the foreign supplier of our glass stock used in the manufacture of certain types of chips. We also have minimum royalty obligations under separate license agreements with UT-Battelle, LLC and the Trustees of the University of Pennsylvania that in the aggregate would never exceed $213,000 per year.
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
      We ended 2005 with $31.7 million in total cash, cash equivalents and marketable securities. We believe our current cash balances are adequate to satisfy our cash needs through the end of 2007, including our initial assessment of cash needs resulting from our pending acquisition of Xenogen. Notwithstanding, our actual cash needs could vary considerably, depending on opportunities and circumstances that arise over time. If, at any time, cash generated by operations is insufficient to satisfy our liquidity requirements, we may need to reduce our research and development efforts, sell additional equity or debt securities or obtain credit arrangements. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders. Additional financing may not be available on terms acceptable to us or at all. The inability to obtain additional financing may force delays in research and product development activities and, ultimately, cause us to cease operations.
      Financial Outlook. For the first quarter and full year 2006 our outlook is as follows:

•	We project first quarter revenues in the range of $21 to $23 million.

•	Assuming the successful closing of our planned acquisition of Xenogen by the end of the second quarter of 2006, we project our full year revenues will be approximately $120 to $128 million, subject to revision for the potential effects of purchase accounting on Xenogen’s deferred revenue as of the closing of the merger.
      The financial projections that we have provided above are forward-looking statements that are subject to risks and uncertainties, and are only made as of the date of the filing of this Annual Report on Form 10-K. These projections are based upon assumptions that we have made and believe to be reasonable. However, actual results may vary significantly from these projections due to the risks and uncertainties inherent in our business as described in Item 1A. Risk Factors. In addition, the above full year revenue projection does not include the potential effects of purchase accounting on Xenogen’s deferred revenue. In a business combination, the acquiring company records deferred revenue in an amount equal to the fair value of the assumed performance obligations, which may differ from amounts recorded on the balance sheet of the target company. The potential impact of such purchase accounting adjustments to Xenogen’s deferred revenue cannot be fully evaluated until the merger closing.
Impact of Inflation
      The effect of inflation and changing prices on our operations was not significant during the periods presented.
Off-Balance Sheet Arrangements
      As of December 31, 2005, Caliper did not have any “off-balance sheet arrangements,” which are defined to include any transaction, agreement or other contractual arrangement involving an unconsolidated entity.
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
      Restructuring Charges. During the years ended December 31, 2005, 2004, and 2003, we recorded restructuring charges (credits) of $(1.0) million, $6.0 million, and $11.5 million, respectively. We established exit plans for activities which took place in the period 2003-2005 and accounted for these plans in accordance with Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring),” Statement of Financial Accounting Standards (SFAS) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” and SEC Staff Accounting Bulletin No. 100 (“SAB 100”), “Restructuring and Impairment.” In accordance with such standards, management makes certain judgmental estimates related to these restructuring charges. For example, the consolidation of facilities required us to make estimates including with respect to contractual rental commitments or lease buy-outs for office space being vacated and related costs, and ability of the tenant to pay leasehold improvement write-downs, offset by estimated sublease income. We review on at least a quarterly basis our sublease assumptions. These estimates include anticipated rates to be charged to a sub-tenant and the timing of the sublease arrangement. If the rental markets change, our sublease assumptions may not be accurate and changes in these estimates might be necessary and could materially affect our financial condition and results of operations. For example, in December 2005, we recorded a restructuring credit of approximately $1.4 million to recognize the net present value of future sublease rental income based upon subleases we were able to secure during 2005. For a further discussion of our restructuring activities, see Note 13 of the Notes to Consolidated Financial Statements in Item 15 of this Annual Report.
      Revenue Recognition. Revenue arrangements that include multiple deliverables are divided into separate units of accounting if the deliverables meet certain criteria, including whether the delivered items have stand alone value and whether there is evidence of fair value of the undelivered items. In addition, we allocate the consideration among the separate units of accounting based on their fair values, and consider the applicable revenue recognition criteria separately for each of the separate units of accounting. We determine “fair value” of undelivered items based upon our historic selling prices, or where no historic information exists, based upon management’s estimate of the probable selling prices for such undelivered items. The amount of our product revenue is affected by our judgments as to whether an arrangement includes multiple elements and if so, whether there is objective evidence of fair value for those elements. Changes to the elements in an arrangement and the ability to establish objective evidence of fair value for those elements could affect the timing of revenue recognition. These conditions are sometimes subjective and actual results could vary from the estimated outcome, requiring future adjustments to revenue. We recognize certain service and contract revenue for certain arrangements based upon proportional performance which requires that we estimate resources required to perform the work. The extent to which our resource estimates prove to be inaccurate could affect the timing of the revenue recognition for a particular contract arrangement.
      Accounts Receivable Reserves. We grant credit to customers based on evaluations of their financial condition, generally without requiring collateral. We attempt to limit credit risk by monitoring our exposure for credit losses. This analysis may involve review of historical bad debts, customer concentrations, customer credit-worthiness, and current economic trends. We establish allowances for those accounts considered uncollectible based on the analysis of the recoverability of our trade accounts receivable performed at the end of each reporting period. Establishing an adequate allowance for doubtful accounts involves the use of considerable judgment and subjectivity. Actual results could vary from the assumptions we use to estimate the adequacy of our accounts receivable reserves which could require future adjustment to our reserve provisions. Our allowance for doubtful accounts was $482,000, and $475,000 as of December 31, 2005 and 2004, respectively. We wrote off $114,000 and $21,000 of accounts deemed uncollectible in 2005 and 2004, respectively.
      Inventory Reserves. We reserve or write off 100% of the cost of inventory that we specifically identify and consider obsolete or excess. We define obsolete inventory as inventory that will no longer be used in the manufacturing process. Excess inventory is generally defined as inventory in excess of projected usage, and is determined using management’s best estimate of future demand at the time, based upon information then available to us. We use a twelve-month demand forecast and, in addition to the demand forecast, we also consider: (1) parts and subassemblies that can be used in alternative finished products; (2) parts and subassemblies that are unlikely to be impacted by engineering changes; and (3) known design changes which would reduce our ability to use the inventory as planned. Determination of the excess balance is highly subjective and relies in part on the accuracy of our forecasts and our assessment of market conditions. If actual conditions are less favorable than conditions upon which we base our estimates, additional write-downs may be required. Conversely, if conditions are more favorable than conditions upon which we base our estimates, inventory previously written down may be sold, resulting in lower cost of sales and higher income from operations in that period. During 2005, 2004 and 2003, respectively, we recorded charges of $23,000, $1.2 million and $2.4 million to cost of product revenues for excess and obsolete inventories. Of the amount charged to cost of product revenue in 2003, $1.2 million was related to the discontinuance of the Caliper 250 drug discovery instrument.
      Warranty Provision. At the time revenue is recognized, we establish an accrual for estimated warranty expenses associated with sales, recorded as a component of cost of revenue. We offer a one-year limited warranty on instrumentation products and a 90-day warranty on chips, which is included in the sales price of many of its products. Our standard limited warranty covers repair or replacement of defective goods, a preventative maintenance visit on certain products, and telephone based technical support. No upgrades are included in the standard warranty. Provision is made for estimated future warranty costs at the time of sale.
      Factors that affect our warranty liability include the number of installed units, historical and anticipated rates of warranty claims, and cost per claim. We periodically assess the adequacy of our recorded warranty liabilities and adjust amounts as necessary.
      Goodwill. We perform a test for the impairment of goodwill annually or more frequently if events or circumstances indicate that goodwill may be impaired. Because we have a single operating segment which is our sole reporting unit, we perform this test by comparing the fair value of the company with its book value, including goodwill. If the fair value exceeds the book value, goodwill is not impaired. If the book value exceeds the fair value, we calculate the potential impairment loss by comparing the implied fair value of goodwill with the book value. If the implied goodwill is less than the book value, an impairment charge would be recorded. We performed our fiscal 2005 annual impairment analysis in the fourth quarter of 2005. Based upon our market capitalization at the time, we concluded that we did not have any impairment.
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
      Valuation of Intangibles. We acquired NovaScreen on October 3, 2005. In connection with this acquisition we used an independent appraisal to determine the fair value of intangibles related to the NovaScreen business. The fair value was determined based upon projected future discounted cash flows of identified intangible assets taking into account risks related to the characteristics and applications of the technology, existing and future markets and assessments of the life cycle stage of developed technology. The valuation approach took into consideration discount rates commensurate with the inherent risk and projected financial results associated with each identified intangible asset. Applicable discount rates used ranged from 12%-17%.

Recent Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123 (revised 2004), “Share-Based Payment,” which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Caliper has adopted Statement 123(R) effective January 1, 2006 using the modified prospective method. We intend to estimate the fair value of share-based payments using the Black-Scholes-Merton formula and to recognize the resulting compensation expense using a straight-line recognition method over the applicable service period of each award. Had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net loss and net loss per share under Stock-Based Compensation in Note 2 of Notes to Consolidated Financial Statements in Item 15 of this Annual Report. While we have not yet determined the specific level of share-based payments to be granted in 2006, using the approach described above we estimate that we will recognize share-based employee compensation expense of between $5.0 and $6.0 million in 2006. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under prior rules. This aspect of the adoption of Statement 123(R) is not expected to impact our cash flows or overall financial position due to our substantial net operating loss carryforwards, and the uncertain future tax benefit of recognized compensation cost.
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
      In May 2005, FASB issued Statement No. 154, “Accounting Changes and Error Corrections”, a replacement of APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”, which changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to change required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This statement will be effective for the Company beginning January 1, 2006 and is not expected to have a material impact on the Company’s financial position or results of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency
      As a multinational company, we are subject to changes in foreign currency fluctuations. We have operations in the United Kingdom, France, Germany, Belgium, Switzerland, Canada and Japan. To the extent our sales and operating expenses are denominated in foreign currencies, our operating results may be adversely impacted by changes in exchange rates. While foreign exchange gains and losses have historically been immaterial, we cannot predict whether such gains and losses will continue to be immaterial. We performed a sensitivity analysis assuming a hypothetical 10% movement in exchange rates applied to our projected foreign operations for the fiscal year 2006. A hypothetical 10% movement in exchange rates could materially impact our reported sales. However, because both sales and expenses are denominated in local currency, this analysis indicated that such movement would not have a material effect on net operating results or financial condition. Translation gains and losses related to our foreign subsidiaries are accumulated as a separate component of stockholders’ equity. We do not currently engage in foreign currency hedging transactions, but may do so in the future.
Interest Rate Sensitivity
      Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. Fixed rate securities may have their fair market value adversely impacted due to fluctuations in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates.
      The potential change in fair value for interest rate sensitive instruments has been assessed on a hypothetical 100 basis point adverse movement across all maturities. We estimate that such hypothetical adverse 100 basis point movement would not have materially impacted net income or materially affected the fair value of interest rate sensitive instruments at either December 31, 2005 or 2004.
      As of December 31, 2005 we had $453,000 in term debt outstanding, all of which debt was at fixed rates and, therefore, had minimal exposure to changes in interest rates. Our equipment sale-leaseback financings were fully paid in 2005.
      Our primary investment objective is to preserve principal while at the same time maximizing yields without significantly increasing risk. Our portfolio includes money markets funds, commercial paper, medium-term notes, corporate notes, government securities, asset-backed securities, and corporate bonds. The diversity of our portfolio helps us to achieve our investment objective. As of December 31, 2005 and 2004, the average remaining maturities of our investment portfolio were approximately six months and one year, respectively. All of our instruments are held other than for trading purposes.
      The following table presents by year of maturity the amounts of our cash equivalents and investments, and related weighted average interest rates, that may be subject to interest rate risk as of December 31, 2005:

					Fair Value
					December 31,
	2006	2007	2008	Total	2005

Cash and money market funds:
Fixed rate securities (in thousands)	$8,575	—	—	$8,575	$8,575
Average interest rate	0.25%	—	—	0.25%
Available for sale marketable securities:
Fixed rate securities (in thousands)	$19,908	$2,985	$285	$23,178	$23,129
Average interest rate	3.60%	5.15%	3.32%	3.79%
Variable rate securities (in thousands)
Average interest rate
Total securities (in thousands)	$28,483	$2,985	$285	$31,753	$31,704
Average interest rate	2.58%	5.15%	3.32%	2.82%

      This differs from our position at December 31, 2004, which the following table presents (dollars in thousands):

						Fair Value
						December 31,
	2005	2006	2007	2008	Total	2004

Cash and money market funds:
Fixed rate securities (in thousands)	$10,403	—	—	—	$10,403	$10,403
Average interest rate	0.03%	—	—	—	0.03%
Available for sale marketable securities:
Fixed rate securities (in thousands)	$17,006	$21,742	—	$1,261	$40,009	$39,834
Average interest rate	3.70%	3.37%	—	4.16%	3.53%
Variable rate securities (in thousands)
Average interest rate
Total securities (in thousands)	$27,409	$21,742	—	$1,261	$50,412	$50,237
Average interest rate	2.31%	3.37%	—	4.16%	2.81%

Item 8.	Financial Statements and Supplementary Data
      (a) The following documents are filed as a part of this Annual Report:

(1) Financial Statements:

(2) Financial Statement Schedules:
      Schedule II, “Valuation and Qualifying Accounts” is included on page F-37 of this report. All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Item 9.	Changes in Disagreements with Accountants on Accounting and Financial Disclosure
      Not applicable.

Item 9A.	Controls and Procedures
      Evaluation of disclosure controls and procedures. We have established disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 (e) and 15d-15(e)) that are designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed to provide reasonable assurance that such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

      Based on their evaluation as of December 31, 2005, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
      Limitations on the Effectiveness of Disclosure Controls and Procedures. Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Caliper have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
      Changes in internal controls. There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the fourth quarter of our last fiscal year, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
      Management’s report on internal control over financial reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f), and 15d-15(f) for Caliper. As part of that process, as of December 31, 2005, the end of the fiscal year covered by this annual report on Form 10-K, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we carried out an assessment of the effectiveness of Caliper’s internal control over financial reporting. The assessment was conducted following the framework in Committee of Sponsoring Organizations of the Treadway Commission (COSO) Internal Control — Integrated Framework (1992). The assessment did not identify any material weaknesses in our internal control over financial reporting and our management concluded that our internal control over financial reporting was effective as of December 31, 2005. The independent registered public accounting firm that audited our financial statements contained in this annual report has issued an attestation report on management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Caliper Life Sciences, Inc.
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Caliper Life Sciences, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Caliper Life Sciences, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
      In our opinion, management’s assessment that Caliper Life Sciences, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Caliper Life Sciences, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Caliper Life Sciences, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 of Caliper Life Sciences, Inc. and our report dated March 3, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Boston, Massachusetts
March 3, 2006

Item 9B.	Other Information
      Not applicable.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      Information concerning our directors is set forth in the section entitled “Proposal 1 — Election of Directors” either contained in our definitive Proxy Statement with respect to our 2006 Annual Meeting of Stockholders (the “Proxy Statement”) or in a future amendment to this Form 10-K, and incorporated herein by reference. Information concerning our Executive Officers is set forth under “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K and is incorporated by reference here. Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 will be set forth under the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our Proxy Statement or in a future amendment to this Form 10-K and is incorporated herein by reference.
      We have adopted a Code of Business Conduct and Ethics that applies to all officers, directors and employees. The Code of Business Conduct and Ethics is available for free on our website at www.caliperLS.com under “Investor Relations.” If we make any substantive amendments to the Code of Business Conduct and Ethics or grants any waiver from a provision of the Code to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website or in a Current Report on Form 8-K.

Item 11.	Executive Compensation
      Information concerning director and executive compensation required by this Item 11 will be set forth in the sections entitled “Compensation of Directors,” “Compensation of Executive Officers,” “Compensation Committee Interlocks and Insider Participation” contained in our Proxy Statement or contained in a future amendment to this Form 10-K and incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      Information concerning security ownership of certain beneficial owners and management required by this Item 12 will be set forth in the section entitled “Security Ownership of Certain Beneficial Owners and Management” contained in our Proxy Statement or in a future amendment to this Form 10-K and is incorporated herein by reference.
      Information concerning securities authorized for issuance under equity compensation plans required by this Item 12 will be set forth in the table entitled “Equity Compensation Plan Information” and information thereunder contained in our Proxy Statement or in a future amendment to this Form 10-K and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions
      Information concerning certain relationships and related transactions required by this Item 13 will be set forth in the section entitled “Certain Relationships and Related Transactions” contained in our Proxy Statement or in a future amendment to this Form 10-K and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
      Information concerning principal accountant fees and services required by this Item 14 will be set forth in the section entitled “Proposal 2 — Ratification of Selection of Independent Registered Public Accounting Firm” contained in our Proxy Statement or in a future amendment to this Form 10-K and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
      See “Index to Consolidated Financial Statements and Financial Statement Schedules” at Item 8 to this Annual Report on Form 10-K. Other financial statement schedules have not been included because they are not applicable or the information is included in the financial statements or notes thereto.
      (a) The following documents are filed as a part of this Annual Report:

(1) Financial Statements:

(2) Financial Statement Schedules:
      Schedule II, “Valuation and Qualifying Accounts” is included on page F-37 of this report. All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3) Exhibits:
      The following is a list of exhibits filed as part of this Annual Report:

Exhibit
Number		Description of Document

2	.1(15)	Stock Purchase Agreement, by and among Caliper, Berwind Corporation and The Berwind Company LLC, dated June 9, 2003.
2	.2(15)	Amendment No. 1 to the Stock Purchase Agreement, by and among Caliper, Berwind Corporation and The Berwind Company LLC, dated July 10, 2003.
2	.3(18)	Amendment No. 2 to the Stock Purchase Agreement, by and among Caliper, Berwind Corporation and The Berwind Company LLC, dated April 1, 2004.
2	.4(19)	Agreement and Plan of Merger, among Caliper Life Sciences, Inc., Caliper Services, Inc. and NovaScreen Biosciences Corporation, dated as of September 7, 2005.
2.5		Agreement and Plan of Merger, among Caliper Life Sciences, Inc., Caliper Holdings, Inc. and Xenogen Corporation, dated as of February 10, 2006.
3	.1(18)	Amended and Restated Certificate of Incorporation of Caliper.
3	.2(8)	Certificate of Designation Of Series A Junior Participating Preferred Stock.
3	.3(1)	Restated Bylaws of Caliper.
3	.4(18)	Amendment No. 1 to Bylaws of Caliper.
4.1		Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.
4	.2(20)	Specimen Stock Certificate.
4	.3(9)	Rights Agreement, dated as of December 18, 2001, between Caliper and Wells Fargo Bank Minnesota, N.A., as Rights Agent.
10	.1(2)	Lease Agreement, dated December 1, 1998, between Caliper and 605 East Fairchild Associates, L.P.
10	.2(2)(3)	1996 Equity Incentive Plan.
10	.3(2)(3)	1999 Equity Incentive Plan.
10	.4(2)(3)	1999 Employee Stock Purchase Plan.

Exhibit
Number		Description of Document

10	.5(2)(3)	1999 Non-Employee Directors’ Stock Option Plan.
10	.6(3)(20)	Form of Grant Agreement for 1999 Equity Incentive Plan — Option Awards.
10	.7(3)(20)	Form of Grant Agreement for 1999 Equity Incentive Plan — Restricted Stock Unit Awards.
10	.8(3)(20)	Form of Grant Agreement for 1999 Non-Employee Directors’ Stock Option Plan.
10	.9(2)(3)	Form of Indemnification Agreement entered into between Caliper and its directors and executive officers.
10	.10(2)(4)	Collaboration Agreement, dated May 2, 1998, between Caliper and Hewlett-Packard Company (now Agilent Technologies, Inc.).
10	.11(3)(20)	Form of Stock Option Grant Agreement for Acquisition Equity Incentive Plan.
10	.12(3)(20)	Form of Stock Award Agreement for Acquisition Equity Incentive Plan (pro rata vesting).
10	.13(3)(20)	Form of Stock Award Agreement for Acquisition Equity Incentive Plan (5 year cliff vesting).
10	.17(3)(20)	Non-Employee Directors’ Cash Compensation Plan.
10	.18(3)(11)	Caliper Performance Bonus Plan.
10	.19(3)(20)	Employment Offer Letter dated November 30, 2004 between Caliper and Mr. Thomas T. Higgins.
10	.20(3)(11)	Summary Cash Compensation Sheet.
10	.23(2)(3)	The Corporate Plan for Retirement Select Plan Adoption Agreement and related Basic Plan Document.
10	.27(6)	Lease Agreement, dated June 23, 2000 and effective July 5, 2000, between Caliper and Martin CBP Associates, L.P.
10	.29(3)(20)	Key Employee Change of Control and Severance Benefit Plan.
10	.30(5)(8)	Cross-License Agreement, dated March 12, 2001 between Aclara Biosciences, Inc. and Caliper.
10	.32(4)(7)	Settlement Agreement and Mutual General Release dated March 12, 2001 between Aclara Biosciences, Inc. and Caliper.
10	.39(3)(9)	2001 Non-Statutory Stock Option Plan.
10	.46(3)(20)	Form of Grant Agreement for 2001 Non-Statutory Stock Option Plan.
10	.48(3)(10)	Key Employee Agreement, dated July 1, 2002, between Caliper and Dr. Daniel Kisner.
10	.52(4)(16)	Sole Commercial Patent License Agreement, effective September 1, 1995, between UT-Battelle, LLC, the successor to Lockheed Martin Energy Research Corporation, and Caliper, as amended on November 1, 2002.
10	.55(4)(12)	Collaboration Agreement, dated June 4, 2003, between Caliper and Bio-Rad Laboratories, Inc.
10	.56(3)(13)	Key Employee Agreement, dated July 14, 2003, between Caliper and E. Kevin Hrusovsky.
10	.62(3)(14)	Acquisition Equity Incentive Plan.
10	.63(3)(17)	Key Employee Agreement Amendment, dated December 24, 2003, between Caliper and Dr. Daniel L. Kisner.
10	.64(3)(17)	Consulting Agreement, dated January 1, 2004, between Caliper and Dr. David V. Milligan.
10	.66(4)(17)	Collaboration and Supply Agreement, dated January 9, 2004, among Caliper, Zymark Corporation and Affymetrix, Inc.
10	.67(3)	Offer Letter dated September 7, 2005 between Caliper Life Sciences, Inc. and David M. Manyak, Ph.D.
21.1		Subsidiaries of the Registrant.
23.1		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24.1		Power of Attorney (reference is made to the signature page of this report).
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number	Description of Document

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as Exhibit 3.4 to our Registration Statement on Form S-1, as amended, File No. 333-88827, filed on October 12, 1999 and incorporated by reference herein.

(2)	Previously filed as the like-numbered Exhibit to our Registration Statement on Form S-1, as amended, File No. 333-88827, filed on October 12, 1999 and incorporated by reference herein.

(3)	Management contract or compensatory plan or arrangement.

(4)	Confidential treatment has been granted for a portion of this exhibit.

(5)	Previously filed as the like-numbered exhibit to Annual Report of Form 10-K for the year ended December 31, 1999 and incorporated by reference herein.

(6)	Previously filed as the like-numbered Exhibit to our Registration Statement on Form S-1, as amended, File No. 333-45942, filed on September 15, 2000, and incorporated by reference herein.

(7)	Previously filed as the like-numbered Exhibit to Form 10-Q for the quarterly period ended March 31, 2001 and incorporated by reference herein.

(8)	Previously filed as Exhibit 99.1 to Current Report on Form 8-K filed December 19, 2001 and incorporated by reference herein.

(9)	Previously filed as Exhibit 99.1 to our Registration Statement on Form S-8, File No. 333-76636, filed January 11, 2002 and incorporated by reference herein.

(10)	Previously filed as the like-numbered Exhibit to Form 10-Q for the quarterly period ended September 30, 2002 and incorporated by reference herein.

(11)	Previously filed as the like-numbered Exhibit to Current Report on Form 8-K filed March 16, 2005 and incorporated by reference herein.

(12)	Previously filed as the like-numbered Exhibit to Form 10-Q for the quarterly period ended June 30, 2003 and incorporated by reference herein.

(13)	Previously filed as the like-numbered Exhibit to Form 10-Q for the quarterly period ended September 30, 2003 and incorporated by reference herein.

(14)	Previously filed as Exhibit 99.1 to our Registration Statement on Form S-8, File No. 333-106946, filed June 10, 2003 and incorporated by reference herein.

(15)	Previously filed as the like-numbered Exhibit to Form 8-K filed July 25, 2003 and incorporated by reference herein.

(16)	Previously filed as the like-numbered Exhibit to Form 10-K for the year ended December 31, 2002 and incorporated by reference herein.

(17)	Previously filed as the like-numbered Exhibit to Form 10-K for the year ended December 31, 2003 and incorporated by reference herein.

(18)	Previously filed as the like-numbered Exhibit to Form 10-Q for the quarterly period ended March 31, 2004 and incorporated by reference herein.

(19)	Previously filed as Exhibit 2.1 to our Registration Statement on Form S-3, File No. 333-129192, filed October 21, 2005 and incorporated by reference herein.

(20)	Previously filed as the like-numbered Exhibit to Form 10-K for the year ended December 31, 2004 and incorporated by reference herein.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Caliper Life Sciences, Inc.

By:	/s/ E. Kevin Hrusovsky

E. Kevin Hrusovsky
Chief Executive Officer
Date: March 14, 2006
POWER OF ATTORNEY
      KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints E. Kevin Hrusovsky, Thomas T. Higgins, Peter F. McAree and Stephen E. Creager, and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.
      Pursuant to the requirements of the Securities Exchange Act of 1933, this Report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ E. Kevin Hrusovsky E. Kevin Hrusovsky	President and Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2006

/s/ Thomas T. Higgins Thomas T. Higgins	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 14, 2006

/s/ Peter F. McAree Peter F. McAree	Vice President, Finance (Principal Accounting Officer)	March 14, 2006

/s/ Daniel L. Kisner, M.D. Daniel L. Kisner, M.D.	Chairman of the Board of Directors	March 14, 2006

/s/ David V. Milligan, Ph.D. David V. Milligan, Ph.D.	Vice Chairman of the Board of Directors	March 14, 2006

/s/ Van Billet Van Billet	Director	March 14, 2006

Signature	Title	Date

/s/ Robert C. Bishop, Ph.D. Robert C. Bishop, Ph.D.	Director	March 14, 2006

/s/ Allan L. Comstock Allan L. Comstock	Director	March 14, 2006

/s/ Kathryn Tunstall Kathryn Tunstall	Director	March 14, 2006

CALIPER LIFE SCIENCES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Caliper Life Sciences, Inc.
      We have audited the accompanying consolidated balance sheets of Caliper Life Sciences, Inc. (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Part IV 15(a), Schedule II — Valuation and Qualifying Accounts. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Caliper Life Sciences, Inc. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Caliper Life Sciences, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 3, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Boston, Massachusetts
March 3, 2006

CALIPER LIFE SCIENCES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,

	2005	2004

	(In thousands, except
	share and per share data)
ASSETS
Current assets:
Cash and cash equivalents, including restricted cash of $479 and $962 in 2005 and 2004, respectively	$8,575	$10,403
Marketable securities	23,129	39,834
Accounts receivable, net of allowance for doubtful accounts of $482 and $475 in 2005 and 2004, respectively	19,532	17,040
Inventories	11,061	9,828
Note receivable from director	—	146
Prepaid expenses and other current assets	2,657	1,992

Total current assets	64,954	79,243
Restricted cash	3,145	2,151
Property and equipment, net	12,019	6,186
Intangibles, net	16,822	12,745
Goodwill	60,866	47,215
Other assets	403	407

Total assets	$158,209	$147,947

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,318	$3,164
Accrued compensation	6,774	6,348
Other accrued liabilities	8,117	5,841
Deferred revenue and customer deposits	7,990	7,769
Current portion of accrued restructuring	2,872	3,177
Current portion of long-term obligations	133	409
Current portion of sale-leaseback arrangements	—	301

Total current liabilities	31,204	27,009
Noncurrent portion of long-term obligations	320	—
Noncurrent portion of accrued restructuring	4,358	8,428
Other noncurrent liabilities	3,503	931
Deferred tax liability	386	—
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 70,000,000 shares authorized; 33,785,792 and 30,360,288 shares issued and outstanding in 2005 and 2004, respectively	34	30
Additional paid-in capital	302,412	280,709
Deferred stock compensation	(3,003)	(2,666)
Accumulated deficit	(181,106)	(166,649)
Accumulated other comprehensive income	101	155

Total stockholders’ equity	118,438	111,579

Total liabilities and stockholders’ equity	$158,209	$147,947

See accompanying notes.

CALIPER LIFE SCIENCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year	s Ended December 31,

	2005	2004	2003

	(In thousands, except per share data)
Revenue:
Product revenue	$59,565	$57,808	$31,916
Service revenue	16,430	13,448	5,879
License fees and contract revenue	11,014	8,871	11,616

Total revenue	87,009	80,127	49,411
Costs and expenses:
Cost of product revenue	39,960	38,350	23,494
Cost of service revenue	8,291	6,673	2,486
Research and development	17,448	22,728	33,691
Selling, general and administrative	31,210	32,325	27,292
Employee stock-based compensation, net(1)	1,585	2,770	1,000
Amortization of intangible assets	4,069	3,805	2,756
Restructuring charges (credits)	(1,005)	6,018	11,535

Total costs and expenses	101,558	112,669	102,254

Operating loss	(14,549)	(32,542)	(52,843)
Interest income	932	1,012	2,639
Interest expense	(37)	(166)	(412)
Other income (expense), net	(689)	517	1,279

Loss before income taxes	(14,343)	(31,179)	(49,337)
Provision for income taxes	(114)	(377)	(190)

Net loss	$(14,457)	$(31,556)	$(49,527)

Net loss per common share, basic and diluted	$(0.46)	$(1.08)	$(1.88)
Shares used in computing net loss per common share, basic and diluted	31,313	29,273	26,396

(1)	Includes employee stock-based compensation, net, related to employees classified within expenses as follows:

Cost of revenue	$187	$208	$56
Research and development	280	515	384
Selling, general and administrative	1,118	2,047	560

Total	$1,585	$2,770	$1,000

See accompanying notes.

CALIPER LIFE SCIENCES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Stockholders’ Equity

	Common Stock		Additional	Deferred		Accumulated Other	Total
			Paid-In	Stock	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Compensation	Deficit	Income/(Loss)	Equity

	(In thousands, except shares)
Balances at December 31, 2002	24,694,451	$25	$252,219	$(637)	$(85,566)	$1,517	$167,558
Net loss	—	—	—	—	(49,527)	—	(49,527)
Foreign currency translation gain	—	—	—	—	—	98	98
Change in unrealized gain on available-for-sale securities	—	—	—	—	—	(1,177)	(1,177)

Comprehensive loss							(50,606)
Issuance of common stock pursuant to stock plans	537,592	—	1,419	—	—	—	1,419
Issuance of common stock for the purchase of Zymark Corporation	3,150,000	3	14,588	—	—	—	14,591
Deferred compensation from issuance of restricted common stock	—	—	2,188	(2,188)	—	—	—
Amortization and reversals of deferred stock compensation	—	—	(17)	1,017	—	—	1,000
Compensation expense associated with modifications to certain stock options	—	—	401	—	—	—	401
Stock options issued to non-employees	—	—	434	—	—	—	434

Balances at December 31, 2003	28,382,043	28	271,232	(1,808)	(135,093)	438	134,797

Net loss	—	—	—	—	(31,556)	—	(31,556)
Foreign currency translation gain	—	—	—	—	—	232	232
Change in unrealized gain on available-for-sale securities	—	—	—	—	—	(515)	(515)

Comprehensive loss							(31,839)
Issuance of common stock pursuant to stock plans	1,939,785	2	6,343	—	—	—	6,345
Issuance of common stock upon exercise of warrants	38,460	—	47	—	—	—	47
Deferred compensation from issuance of restricted common stock	—	—	2,585	(2,585)	—	—	—
Amortization and reversals of deferred stock compensation	—	—	(96)	1,743	—	—	1,647
Compensation expense associated with modifications to certain stock options	—	—	540	—	—	—	540
Compensation expense related to stock options issued to non-employees	—	—	58	(16)	—	—	42

Balances at December 31, 2004	30,360,288	30	280,709	(2,666)	(166,649)	155	111,579

Net loss	—	—	—	—	(14,457)	—	(14,457)
Foreign currency translation loss	—	—	—	—	—	(180)	(180)
Change in unrealized gain on available-for-sale securities	—	—	—	—	—	126	126

Comprehensive loss							(14,511)
Issuance of common stock upon acquisition of NovaScreen	2,576,933	3	17,572	—	—	—	17,575
Issuance of common stock pursuant to stock plans	848,571	1	2,181	—	—	—	2,182
Deferred compensation from issuance of restricted common stock	—	—	2,100	(2,100)	—	—	—
Amortization and reversals of deferred stock compensation	—	—	(175)	1,760	—	—	1,585
Compensation expense related to stock options issued to non-employees	—	—	25	3	—	—	28

Balances at December 31, 2005	33,785,792	$34	$302,412	$(3,003)	$(181,106)	$101	$118,438

See accompanying notes.

CALIPER LIFE SCIENCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2005	2004	2003

	(In thousands)
Operating activities
Net loss	$(14,457)	$(31,556)	$(49,527)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	7,138	10,020	10,169
Employee stock-based compensation expense, net	1,585	2,770	1,000
Stock options issued to non-employees	28	42	434
Non-cash restructuring charge (credit)	(1,170)	6,018	10,623
Foreign currency exchange losses (gains)	661	(337)	(783)
Loss from disposal of fixed assets	27	4	313
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(2,233)	(7,150)	(1,296)
Inventories	(1,654)	1,410	4,343
Prepaid expenses and other current assets	(142)	2,184	(577)
Notes receivable from director	151	32	37
Accounts payable and other accrued liabilities	2,653	1,125	(463)
Accrued compensation	(58)	1,617	(2,874)
Deferred revenue and customer deposits	488	566	(1,299)
Other noncurrent liabilities	2,572	(298)	(401)
Payments of accrued restructuring obligations, net	(3,224)	(4,438)	(1,338)

Net cash from operating activities	(7,635)	(17,991)	(31,639)

Investing activities
Purchases of marketable securities	(6,025)	(51,410)	(44,257)
Proceeds from sales of marketable securities	11,321	61,058	115,164
Proceeds from maturities of marketable securities	11,506	7,831	8,232
Other assets	—	40	(568)
Restricted cash, net	(994)	48	279
Purchases of property and equipment	(6,515)	(3,593)	(1,533)
Acquisition of NovaScreen, net of cash acquired	(4,634)	—	—
Acquisition of Zymark, net of cash acquired	—	—	(52,436)

Net cash from investing activities	4,659	13,974	24,881

Financing activities
Payments of obligations under sale-leaseback arrangements	(301)	(1,443)	(2,884)
Payments of long-term obligations	(403)	(362)	—
Proceeds from issuance of common stock	2,323	6,392	1,419

Net cash from financing activities	1,619	4,587	(1,465)

Effect of exchange rates on changes in cash and cash equivalents	(471)	665	928
Net increase (decrease) in cash and cash equivalents	(1,828)	1,235	(7,295)
Cash and cash equivalents at beginning of year	10,403	9,168	16,463

Cash and cash equivalents at end of year	$8,575	$10,403	$9,168

Supplemental disclosure of cash flow information
Interest paid	$37	$409	$412
Income taxes paid	$243	$103	$171
Supplemental disclosure of significant non-cash investing activities
Non-cash consideration exchanged for acquired research and development	$—	$810	$—
Stock issued for acquisition of NovaScreen	$17,575	$—	$—
Stock issued for acquisition of Zymark	$—	$—	$14,591
Purchase price adjustment for Zymark acquisition	$—	$(47)	$—
See accompanying notes.

CALIPER LIFE SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Basis of Presentation
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

Financial Statement Presentation and Principles of Consolidation
      Caliper’s financial statements include the accounts of its wholly owned operating subsidiaries including NovaScreen Biosciences Corporation (NovaScreen), Caliper Life Sciences Limited (UK), Caliper Life Sciences Ltd. (Canada), Caliper Life Sciences N.V. (Belgium), Caliper Life Sciences GmbH (Germany), Caliper Life Sciences SA (France), and Caliper Life Sciences AG (Switzerland). All significant intercompany balances and transactions have been eliminated in consolidation.

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

Customer Accounts Receivable
      Customer accounts receivable are stated at billed amounts, net of related reserves. No collateral is required on these trade receivables. The majority of sales made by Caliper do not include any return rights or privileges. Caliper has historically not experienced significant credit losses in connection with its customer receivables.

Inventories
      Inventories for use in the manufacture of Caliper’s instruments include electronic components, devices and accessories either produced or purchased from original equipment manufacturers. Inventories for use in the manufacture of LabChip technologies consist primarily of glass, quartz and reagents. Inventories are

CALIPER LIFE SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
stated at the lower of cost or market, reflect appropriate reserves for potential obsolete, slow moving or otherwise impaired material, and include appropriate elements of material, labor and overhead.

Restricted Cash
      Restricted cash consists of deposits held as collateral against letters of credit to secure lease arrangements and certain customer deposits. The lease security deposits lapse over the associated leases’ terms through 2013 (see Note 12). Restricted cash that is due to lapse within one year is classified as cash and cash equivalents.

Property and Equipment
      Additions to property and equipment are recorded at cost. Major replacements and improvements are capitalized, while general repairs and maintenance are expensed as incurred. Depreciation commences once the assets have been placed in service, and is computed using the straight-line method over the shorter of the financing period or the estimated useful lives of the assets, which primarily range from three to five years. Furniture and equipment acquired under equipment sale and lease back arrangements are amortized over the shorter of the useful lives or the financing period, generally four years. Leasehold improvements are amortized over the shorter of the estimated useful life of the assets or the lease term, generally four to ten years.

Impairment of Long-lived Assets
      Caliper reviews long-lived assets and identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If indicators of impairment exist, recoverability of assets to be held and used is assessed by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. Recoverability measurement and estimating of undiscounted cash flows is done at the lowest possible level for which there are identifiable assets. If the aggregate undiscounted cash flows are less than the carrying value of the asset, the resulting impairment charge to be recorded is calculated based on the amount by which the carrying amount of assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Caliper did not incur any impairment losses in 2005. In 2004, Caliper recorded charges of $320,000 related to the impairment of certain leasehold improvements and other fixed assets no longer being utilized. Of this amount, $174,000 was classified within selling, general and administrative expenses and $146,000 was classified within research and development expenses. In 2003, Caliper recorded charges of $214,000, classified as research and development expense, as a result of the impairment of certain instruments used to support research and development operations.

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
      The fair values of Caliper’s cash, cash equivalents and marketable securities are subject to change as a result of potential changes in market interest rates. The potential change in fair value for interest rate-sensitive instruments has been assessed on a hypothetical 100 basis point adverse movement across all maturities. Caliper estimates that such hypothetical adverse 100 basis point movement would not have materially impacted net income or materially affected the fair value of interest rate-sensitive instruments.

CALIPER LIFE SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition

General Policy
      Caliper recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable, and collectability is reasonably assured. Revenue is recognized on product sales when goods are shipped under Caliper’s standard terms of “FOB origin.” Revenues on shipments subject to customer acceptance provisions are recognized only upon customer acceptance, provided all other revenue recognition criteria are met. Revenue from services offered by Caliper are generally recognized as the services are performed (or, as applicable, ratably over the contract service term in the case of annual maintenance contracts). Cash received that is related to future performance under such contracts is deferred and recognized as revenue when earned. Except in limited circumstances, sales made by Caliper do not include general return rights or privileges. Based upon Caliper’s prior experience, sales returns are not significant, and therefore a general provision for sales returns or other allowances is not recorded at the time of sale. Provision is made at the time of sale for estimated costs related to Caliper’s warranty obligations to customers.
      Revenue arrangements with multiple contractual elements are divided into separate units of accounting if the deliverables in the arrangement meet certain criteria under Emerging Issues Task Force (EITF) Issue 00-21, “Revenue Arrangements with Multiple Deliverables.” The criteria applied to multiple element arrangements are whether a) each delivered element has standalone value to the customer, b) there is objective and reliable evidence of fair value of the undelivered elements and if applicable, c) delivery or performance of the undelivered elements is probable and within the control of Caliper. Arrangement consideration is allocated among the separate units of accounting based on their relative fair values.

Product Revenue
      Product revenue is recognized upon the shipment and transfer of title to customers and is recorded net of discounts and allowances. Revenues on shipments subject to customer acceptance provisions are recognized only upon customer acceptance, provided all other revenue recognition criteria are met. Customer product purchases are delivered under standardized terms of “FOB origin” with the customer assuming the risks and rewards of product ownership at the time of shipping from Caliper’s warehouse. In accordance with EITF 00-21, Caliper defers the fair value of any elements that remain undelivered after product shipment and/or acceptance (as applicable) such as remaining services to be performed.
      In certain cases, customers will be charged on a datapoint pricing basis for their usage of chips. Datapoints are the test-results that Caliper’s customers record when they use Caliper’s instruments in order to perform a particular LabChip assay. Caliper records datapoint revenues in the period that Caliper’s customers produce these datapoints and communicate such use to Caliper. Under minimum datapoint fee arrangements, datapoint revenues are recorded over the period during which the minimum applies, provided Caliper has no ongoing performance obligations with respect to these minimum fees.

Service and Annual Maintenance Agreements
      Service revenue is recognized as services are performed typically using the proportional performance method based upon defined outputs as applicable, or ratably over the contract service term in the case of annual maintenance contracts. Customers may purchase optional warranty coverage during the initial standard warranty term and annual maintenance contracts beyond the standard warranty expiration. These optional service offerings are not included in the price Caliper charges customers for the initial product purchase. Under Caliper’s standard warranty, the customer is entitled to repair or replacement of defective goods. No upgrades are included in the standard warranty.

CALIPER LIFE SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Goodwill
      In accordance with SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and certain other intangibles are not amortized but are instead subject to periodic impairment assessments. Caliper performs a test for the impairment of goodwill annually following the related acquisition, or more frequently if events or circumstances indicate that goodwill may be impaired. Because Caliper has a single operating segment which is the sole reporting unit, Caliper performs this test by comparing the fair value of Caliper with its book value, including goodwill. If the fair value exceeds the book value, goodwill is not impaired. If the book value exceeds the fair value, Caliper would calculate the potential impairment loss by comparing the implied fair value of goodwill with the book value of goodwill. If the implied fair value of goodwill is less than the book value, an impairment charge would be recorded equal to the difference.

CALIPER LIFE SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Currency Translation
      The financial statements of Caliper’s foreign subsidiaries are translated in accordance with SFAS No. 52, “Foreign Currency Translation.” In translating the accounts of the foreign subsidiaries into U.S. dollars, stockholders’ equity is translated at historical rates, while assets and liabilities are translated at the rate of exchange in effect as of the end of the period. Revenue and expense transactions are translated using the weighted-average exchange rate in effect during the period in which they arise. The resulting foreign currency translation adjustments are reflected as a separate component of stockholders’ equity. Cumulative translation adjustments included in stockholders’ equity as of December 31, 2005 and 2004 were $150,000 and $330,000, respectively.
      Foreign currency transaction gains and losses from the settlement of account balances denominated in another currency are included in current period other income, net, as incurred. Foreign currency gains and losses on intercompany accounts are included in current period income as settlement of these accounts is anticipated in the foreseeable future.

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
      Caliper conducts collaborative research and development with several third parties. Funding of research and development is typically based upon full-time equivalent billing rates for scientists and technicians working on each applicable project. Arrangements may include milestone funding and royalties on future products being developed under existing arrangements.

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

CALIPER LIFE SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Income (Expense)
      Other income, net consists of the following (in thousands):

	Years Ended December 31,

	2005	2004	2003

Realized gain (loss) on marketable securities, net	$(59)	$124	$924
Foreign exchange transaction gains (losses)	(661)	338	783
Loss on sale of equipment	(27)	(4)	(313)
Other income (expense), net	58	59	(115)

	$(689)	$517	$1,279

Guarantees and Indemnifications
      Caliper recognizes liabilities for guarantees in accordance with FIN 45 that requires upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligations it assumes under that guarantee.
      Caliper, as permitted under Delaware law and in accordance with its Bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at Caliper’s request in such capacity. The term of the indemnification period is the officer’s or director’s lifetime. Caliper may terminate the indemnification agreements with its officers and directors upon 90 days written notice, but termination will not affect claims for indemnification relating to events occurring prior to the effective date of termination. The maximum amount of potential future indemnification is unlimited; however, Caliper has a director and officer insurance policy that limits its exposure and may enable it to recover a portion of any future amounts paid. Caliper believes the fair value of these indemnification agreements is minimal. Accordingly, Caliper has not recorded any liabilities for these agreements as of December 31, 2005.

Shipping and Handling Fees and Costs
      Shipping and handling fees billed to customers for product shipments are recorded in “Product revenue” in the accompanying consolidated statements of operations. Shipping and handling costs incurred for inventory purchases and product shipments are recorded in “Cost of revenue” in the accompanying consolidated statements of operations.

Advertising Expense
      Caliper expenses costs of advertising as incurred. Advertising costs were $1,713,000, $1,389,000, and $870,000 during 2005, 2004 and 2003, respectively.

Risk Management
      Caliper has purchased commercial insurance to cover its estimated future legal costs and settlements related to workers’ compensation, product, general, auto, general liability and directors’ and officers’ liability claims. Caliper’s management decides the amount of insurance coverage to purchase from unaffiliated companies and the appropriate amount of risk coverage based on the cost and availability of insurance and the likelihood of a loss. Management believes that the levels of risk that Caliper has provided insurance coverage for are consistent with those of other companies in its industry. There can be no assurance that Caliper will not incur losses beyond the limits, or outside the coverage, of its insurance.

CALIPER LIFE SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
      Caliper’s allowance for doubtful accounts at December 31, 2005 and 2004 was $482,000 and $475,000, respectively. Caliper grants credit to customers based on evaluations of their financial condition, generally without requiring collateral. However, credit risk is reduced through Caliper’s efforts to monitor its exposure for credit losses and maintain allowances, if necessary. One customer, accounted for approximately 10%, 11% and 17% of Caliper’s total revenues in 2005, 2004 and 2003, respectively. As of December 31, 2005 one customer accounted for approximately 12% of Caliper’s outstanding gross accounts receivable balance. As of December 31, 2004, no individual customer accounted for greater than 10% of Caliper’s outstanding gross accounts receivable balance. Caliper’s policy is to perform an analysis of the recoverability of its trade accounts receivable at the end of each reporting period and to establish allowances for those accounts considered uncollectible. Caliper analyzes historical bad debts, customer concentrations, customer credit-worthiness, and current economic trends when evaluating the adequacy of the allowance for doubtful accounts.
      Caliper’s products include certain components that are currently sourced from single vendors. Caliper believes that other vendors would be able to provide similar equipment, however, the qualification of such vendors may require start-up time. In order to mitigate any adverse impacts from a disruption of supply, Caliper attempts to maintain an adequate supply of critical single-sourced equipment.

Comprehensive Income (Loss)
      Caliper accounts for comprehensive income (loss) in accordance with SFAS No. 130, “Reporting Comprehensive Income.” The components of comprehensive income (loss) are unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments. Comprehensive income (loss) has been disclosed in the Statement of Stockholders’ Equity. As of December 31, 2005, accumulated other comprehensive income included $150,000 in cumulative foreign currency translation gains and $49,000 in unrealized losses on available-for-sale securities. As of December 31, 2004, accumulated other comprehensive income included $330,000 in foreign currency translation gains and $175,000 in unrealized losses on available-for-sale securities.

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

	Years Ended December 31,

	2005	2004	2003

Net loss:
As reported	$(14,457)	$(31,556)	$(49,527)
Add: Stock-based employee compensation expense included in reported net loss	1,585	2,770	1,841
Deduct: Total stock-based employee compensation expense determined under fair value based method	(6,094)	(12,827)	(20,142)

Pro forma net loss	$(18,966)	$(41,613)	$(67,828)

Net loss per share:
As reported:
Basic and diluted	$(0.46)	$(1.08)	$(1.88)
Pro forma:
Basic and diluted	$(0.61)	$(1.42)	$(2.57)
      The effects of applying SFAS No. 123 for pro forma disclosures are not necessarily representative of the effects on reported net loss for future years.
      Pro forma information regarding net loss and net loss per share is required by SFAS No. 123, and has been determined as if Caliper had accounted for its employee stock options under the fair-value method of that Statement. The weighted-average fair value of options granted during 2005, 2004, and 2003 was $3.51, $3.78 and $2.82, respectively. The fair value of these options was estimated at the date of grant using the Black-Scholes method and the following weighted average assumptions:

	2005	2004	2003

Expected Volatility(%)	63	78	81
Risk-free interest rate(%)	3.96	3.11	2.26
Expected life (years)	4.1	4.0	4.0
Expected dividend yield(%)	0	0	0

Net Loss Per Share
      Basic earnings per share is calculated based on the weighted-average number of common shares outstanding during the period. Diluted earnings per share would give effect to the dilutive effect of common stock equivalents consisting of stock options, unvested restricted stock, unvested restricted stock units and warrants (calculated using the treasury stock method).
      Common stock equivalents equal to 7.2, 7.4 and 9.0 million shares (prior to the application of the treasury stock method) were excluded from the computation of net loss per share in each of the three year periods ended December 31, 2005, 2004 and 2003, respectively, as they would have an antidilutive effect due to Caliper’s net loss. Common stock equivalents used to determine net loss per share in 2005 also exclude contingently issuable shares in connection with the NovaScreen acquisition (see Note 3).

CALIPER LIFE SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reclassifications
      Amounts in the 2004 and 2003 financial statements have been reclassified to conform with the 2005 financial statement presentation. The 2005 presentation includes the reclassification of restructuring related accretion charges from interest expense, as previously reported, to the restructuring line item within the accompanying statement of operations. In addition, foreign currency exchange losses (gains) have been reclassified with the statement of cash flows from effect of exchange rates to cash from operating activities. These reclassifications had no effect on previously reported net loss, stockholders’ equity or net loss per share.

Recent Accounting Pronouncements
      In December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” (“Statement 123(R)”), which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” The approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Statement 123(R) eliminates the alternative pro forma disclosure approach.
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
      Caliper has adopted Statement 123(R) effective January 1, 2006 using the modified prospective method. We intend to estimate the fair value of share-based payments using the Black-Scholes-Merton formula and to recognize the resulting compensation expense using a straight-line recognition method over the applicable service period of each award. Had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net loss and net loss per share under Stock-Based Compensation above. While we have not yet determined the specific level of share-based payments to be granted in 2006, using the approach described above we estimate that we will recognize share-based employee compensation expense of between $5.0 and $6.0 million in 2006. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under prior rules. This aspect of the adoption of Statement 123(R) is not expected to impact our cash flows or overall financial position due to our substantial net operating loss carryforwards, and the uncertain future tax benefit of recognized compensation cost.
      On November 24, 2004, the FASB issued FASB Statement No. 151, “Inventory Costs,” (“Statement 151”) an amendment of ARB No. 43, Chapter 4. The amendments made by Statement 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. Statement 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal year beginning after November 24, 2004. Caliper will apply the provisions of Statement 151 starting January 1, 2006 on a prospective basis as required by SFAS 151. Caliper does not

CALIPER LIFE SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
believe there will be a material effect upon its financial condition or results of operations from the adoption of the provisions of SFAS 151.
      In May 2005, FASB issued Statement 154, “Accounting Changes and Error Corrections”, a replacement of APB Opinion No. 20, “Accounting Changes”, and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements” which changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This statement will be effective for the Company beginning January 1, 2006 and is not expected to have a material impact on the Company’s financial position or results of operations.

3.	Acquisition of NovaScreen Biosciences Corporation
      On October 3, 2005, Caliper completed the acquisition of NovaScreen for $23.3 million, including $17.6 million in Caliper common stock, $4.4 million of cash and $1.3 million of estimated direct acquisition costs. The value of the common stock issued was calculated in accordance with the terms of the merger agreement and EITF No. 99-12 “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination.” Ten percent of the consideration payable to the former stockholders of NovaScreen has been placed into escrow for a twelve-month period to cover any potential indemnification claims. NovaScreen shareholders can also earn up to an additional $8.0 million contingent on the achievement of defined revenue milestones over the 30-month period from the closing date of the acquisition. If earned, the additional consideration will be treated as additional purchase price and recorded as goodwill. The closing consideration was paid, and future contingent consideration is payable, in the ratio of 80% Caliper common stock and 20% cash. Caliper issued 2,576,933 shares of common stock for the purchase of NovaScreen and reserved 1,124,450 shares of common stock for future issuance in connection with the potential achievement of milestone events.
      NovaScreen is a leading provider of drug discovery and development services with a focus on in vitro (test tube-based) screening assays and in silico (computer-based) predictive screening tools. NovaScreen’s core competencies extend to a full range of side-effect and therapeutic target classes across virtually all organ systems and disease areas, and include strengths in assay development, discovery “high throughput screening” (HTS), selectivity screening, profiling, in vitro toxicology, and in vitro pharmacokinetics. The principal goals of the acquisition included (1) broadening Caliper’s capabilities from lab automation all the way through compound profiling, (2) enabling participation in the emerging trend towards outsourced services, (3) enhancing the adoption of Caliper’s LabChip instruments, and (4) accelerating revenue growth and progress toward profitability and cash positive operations.
      NovaScreen’s operations, assumed as of the date of the acquisition, are included in the results of operations of Caliper beginning on October 3, 2005. The acquisition was accounted for as a purchase in accordance with SFAS No. 141, and Caliper accordingly allocated the estimated purchase price of NovaScreen based upon the fair value of net assets acquired and liabilities assumed. The

CALIPER LIFE SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
components and allocation of the purchase price, which is expected to be finalized within one-year subject to potential contingent payments, consisted of the following (in thousands):

Cash and cash equivalents	$1,015
Other current assets	1,574
Other assets	919
Liabilities assumed	(2,057)
Identifiable intangible assets	8,148
Goodwill	13,651

$23,250

      Goodwill related to the NovaScreen transaction is not tax deductible. Acquired intangible assets consisted of the following (in thousands):

		Fair
	Useful Life	Value

Developed technology	8 years	$4,550
Customer relationships	5 years	1,480
Government contracts and grants	4 years	980
Favorable lease	3.1 years	148
Trade name	Indefinite	990

		$8,148

      Fair value was determined by an independent appraisal and was based upon projected future discounted cash flows taking into account risks related to the characteristics and application of the technology, existing and future markets and assessments of life cycle stage of the technology.
      The weighted average amortization period for acquired intangibles, excluding the trade name, is 6.7 years. Amortization expense was approximately $478,000 related to NovaScreen in 2005. Future amortization of acquired intangible assets is estimated as follows (in thousands):

2006	$1,423
2007	1,357
2008	1,283
2009	1,170
2010	660
Thereafter	787

$6,680

CALIPER LIFE SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Unaudited pro forma operating results for Caliper for the years ended December 31, 2005 and 2004, assuming the acquisition was completed as of January 1, 2004, would be as follows (in thousands, except per share amounts):

	2005	2004

	(Unaudited)
Revenue	$92,780	$88,548
Operating loss	(14,565)	(32,107)
Net loss	(14,722)	(30,561)
Basic and diluted loss per share	(0.44)	(0.96)
Pro forma weighted average shares assumed	33,254	31,850
      The unaudited pro forma financial information is presented for informational purposes only, and is not necessarily indicative of Caliper’s operating results had the acquisition been completed on the date for which the pro forma results give effect. The pro forma financial results reflect certain adjustments to exclude non-recurring effects associated with the acquisition of NovaScreen. Included within the pro forma presentation is $1.4 million and $1.5 million of amortization expense related to the acquired intangibles for 2005 and 2004, respectively.

4.	Acquired Research and Development
      On April 15, 2004, Caliper purchased from Amphora certain technology rights and know-how related to improving the performance of certain types of cell-based assays on a microfluidic chip. Caliper paid $200,000 in cash and issued to Amphora credits to purchase $900,000 worth of products from Caliper in exchange for the acquired technology and know-how. Through April 15, 2009, Caliper will also pay royalties to Amphora based on datapoint revenue received by Caliper from end-users as a result of datapoints produced using the acquired technology. Caliper is further developing the acquired technology to adapt it for potential applications and uses on the LabChip 3000 instrument platform. The entire consideration was expensed as research and development expense during the second quarter of 2004. The transaction has been accounted for in accordance with APB No. 29, “Accounting for the Non-Monetary Transactions,” pursuant to which Caliper valued the acquired research and development based on the fair value of the product credits and cash paid and established a deferred liability for the future product credits owed to Amphora. Caliper recognized $810,000 of product revenue (the determined fair value of the credits) in 2004 based upon the product credits that were fully utilized by Amphora as of December 31, 2004.

5.	Cash, Cash Equivalents and Marketable Securities
      Caliper’s cash, cash equivalents and marketable securities are invested in a diversified portfolio of financial instruments, including money market instruments, corporate notes and bonds, government or government agency securities and other debt securities issued by financial institutions and other issuers with strong credit ratings. Marketable securities are freely tradable at any time, irrespective of their maturity dates. Caliper’s marketable securities are classified within current assets as such investments are available to be sold in response to operating cash needs, or as a result of changes in the availability of and the yield on alternative investments. By policy, the amount of credit exposure to any one institution is limited. Investments are

CALIPER LIFE SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
generally not collateralized and primarily mature within three years. The following is a summary of available-for-sale securities as of December 31, 2005 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Losses	Gains	Fair Value

Cash and money market funds	$8,575	$—	$—	$8,575
Bonds of the U.S. Government and its agencies	15,171	(79)	—	15,092
Corporate debt securities	8,007	(49)	79	8,037

	$31,753	$(128)	$79	$31,704

Reported as:
Cash and cash equivalents	$8,575	$—	$—	$8,575
Marketable securities	23,178	(128)	79	23,129

	$31,753	$(128)	$79	$31,704

      The following is a summary of the cost and estimated fair value of available-for-sale securities at December 31, 2005, by contractual maturity (in thousands):

	Amortized	Estimated
	Cost	Fair Value

Mature within one year	$28,485	$28,413
Mature after one year through three years	3,268	3,291

Total	$31,753	$31,704

      The following is a summary of available-for-sale securities as of December 31, 2004 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Losses	Gains	Fair Value

Cash and money market funds	$10,403	$—	$—	$10,403
Bonds of the U.S. Government and its agencies	24,575	(161)	—	24,414
Corporate debt securities	15,434	(84)	70	15,420

	$50,412	$(245)	$70	$50,237

Reported as:
Cash and cash equivalents	$10,403	$—	$—	$10,403
Marketable securities	40,009	(245)	70	39,834

	$50,412	$(245)	$70	$50,237

      The following is a summary of the cost and estimated fair value of available-for-sale securities at December 31, 2004, by contractual maturity (in thousands):

	Amortized	Estimated
	Cost	Fair Value

Mature within one year	$27,409	$27,285
Mature after one year through three years	23,003	22,952

Total	$50,412	$50,237

CALIPER LIFE SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Gross realized gains and losses on sales of available-for-sale securities were $10,000 and $69,000 respectively, in 2005, $153,000 and $29,000 respectively, in 2004, and $932,000 and $8,000, respectively, in 2003, and have been included within other income in Caliper’s statement of operations. Caliper utilizes the specific identification basis to reclassify amounts out of accumulated other comprehensive income into earnings.
      As of December 31, 2005, Caliper’s available-for-sale securities are in an unrealized loss position. Although available to be sold to meet operating needs or otherwise, securities are generally held through maturity. Therefore, such unrealized losses are deemed temporary and have been included within accumulated other comprehensive income.

6.	Notes Receivable
      As of December 31, 2004, Caliper held a note receivable of $146,000 for principal and accumulated interest from Daniel L. Kisner, Chairman of the Board of Directors of Caliper. This note, with an initial principal amount of $500,000, was subject to annual interest at 5.96% and was repayable upon the earlier of (i) July 29, 2005, or (ii) the voluntary termination of the officer’s employment with Caliper. Prior to July 1, 2002, this note was subject to forgiveness by Caliper of principal and interest amounts based on performance reviews of the officer with $285,000 of the note principal having been forgiven between 1999 and 2001. During 2003 and 2002, Dr. Kisner repaid $50,000 of note principal together with accrued interest. In July 2005, Dr. Kisner paid $151,000, representing the remaining principal and interest outstanding under the note.

7.	Inventories
      Inventories are stated at the lower of cost (determined on a first-in, first-out basis, or “FIFO”) or market. Amounts are removed from inventory and recognized as a component of cost of sales on a FIFO basis. Inventories consist of the following (in thousands):

	December 31,

	2005	2004

Raw material	$5,075	$4,780
Work-in-process	762	852
Finished goods	5,224	4,196

Inventories	$11,061	$9,828

      Caliper reserves or writes off 100% of the cost of inventory which it specifically identifies and considers to be obsolete or excess. Caliper defines obsolete inventory as inventory that will no longer be used in the manufacturing process. Excess inventory is generally defined as inventory in excess of projected usage, and is determined using management’s best estimate of future demand at the time, based upon information then available to Caliper. Caliper uses a twelve-month demand forecast and, in addition to the demand forecast, Caliper also considers: (1) parts and subassemblies that can be used in alternative finished products, (2) parts and subassemblies that are unlikely to be impacted by engineering changes, and (3) known design changes which would reduce Caliper’s ability to use the inventory as planned. During 2005, 2004 and 2003, respectively, Caliper recorded charges of $23,000, $1.2 million and $2.4 million to cost of product revenues for excess and obsolete inventories.

CALIPER LIFE SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Property and Equipment
      Property and equipment consists of the following (in thousands):

		December 31,

Asset Classification	Estimated Useful Life	2005	2004

Machinery and equipment	2-5 years	$15,496	$15,122
Computers and information systems	3-5 years	6,949	5,782
Office equipment, furniture and fixtures	5 years	2,131	2,019
Leasehold improvements	Shorter of estimated useful life or life of lease	9,908	4,715

		34,484	27,638
Accumulated depreciation and amortization		(22,465)	(21,452)

Property and equipment, net		$12,019	$6,186

      Depreciation expense, including amortization of assets under capital leases, was $3.1 million, $6.1 million, and $7.4 million for the years ended December 31, 2005, 2004, and 2003, respectively. As of December 31, 2004, property and equipment includes assets acquired under capital leases which consists of the following (in thousands):

Machinery and equipment	$1,218
Computers and information systems	135
Office equipment, furniture and fixtures	54
Leasehold improvements	17

1,424
Accumulated depreciation and amortization	(1,303)

Leased property and equipment, net	$121

9.	Goodwill and Intangibles
      Goodwill and intangibles consist of the following (in thousands):

	December 31,

	2005	2004

Intangibles, net	$16,822	$12,745
Goodwill	60,866	47,215

Total goodwill and intangibles	$77,688	$59,960

Goodwill
      The $13.7 million change in the carrying value of goodwill during 2005 resulted from Caliper’s acquisition of NovaScreen (see Note 3). No amount of the goodwill balance at December 31, 2005 will be deductible for income tax purposes.

CALIPER LIFE SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangibles
      As of December 31, 2005, intangible assets consists of the following (in thousands):

	Weighted Average
	Amortization		Accumulated
Asset Classification	Period	Cost	Amortization	Net

Amortized intangible assets:
Developed technology	5.7 years	$18,864	$(7,299)	$11,565
Customer relationships	5 years	5,120	(1,852)	3,268
Government contracts and grants	4 years	980	(144)	836
Favorable lease	3 years	148	(11)	137
Other intangibles	5 years	937	(911)	26

	5.4 years	$26,049	$(10,217)	$15,832

Unamortized trade name intangible		$990

      Amortization expense for the Zymark intangibles is computed using the straight-line method over the estimated useful life of the intangible asset. Amortization expense for the NovaScreen intangibles is computed based upon the estimated timing of the undiscounted cash flows used to value each respective asset over the estimated useful life of the particular intangible asset.
      Amortization expense was $4.1 million, $3.9 million and $2.8 million during the years ended December 31, 2005, 2004 and 2003, respectively. Scheduled amortization in future periods is as follows (in thousands):

2006	$5,018
2007	4,952
2008	3,231
2009	1,174
2010	664
Thereafter	793

$15,832

CALIPER LIFE SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Other Current and Non-current Liabilities
      Other current and non-current liabilities consist of the following (in thousands):

	December 31,

	2005	2004

Accrued bonus	$4,081	$4,364
Accrued other	2,693	1,984

Total accrued compensation	$6,774	$6,348

Accrued construction-in-process	$1,644	$—
Accrued warranty	1,555	1,436
Accrued VAT and other taxes	1,320	1,571
Accrued accounting and legal	705	1,031
Accrued other	2,893	1,803

Total other accrued liabilities	$8,117	$5,841

Deferred rent liability	$3,086	$611
Deferred revenue	245	117
Other	172	203

Total other noncurrent liabilities	$3,503	$931

      Changes in Caliper’s warranty obligation during the years ended December 31, 2005, and 2004 are as follows (in thousands):

Balance, December 31, 2003	$1,108
Warranties issued during the period	1,751
Settlements and adjustments made during the period	(1,423)

Balance, December 31, 2004	1,436
Warranties issued during the period	1,671
Settlements and adjustments made during the period	(1,552)

Balance, December 31, 2005	$1,555

CALIPER LIFE SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Other Obligations
      Other obligations and term-debt consist of the following (in thousands):

	December 31,

	2005	2004

Note payable to bank dated July 18, 2001, due July 20, 2006 and bearing interest at 7.75% per annum. The note is payable in monthly installments of principal and interest of $3 and is secured by certain equipment	$22	$—
Note payable to bank dated February 26, 2004, due February 26, 2009 and bearing interest at 5.90% per annum. The note is payable in monthly installments of principal and interest of $2 and is secured by certain equipment	81	—
Note payable to bank dated June 8, 2004, due September 9, 2009 and bearing interest at 6.29% per annum. The note is payable in monthly installments, beginning September 30, 2004, of principal and interest of $9 and is secured by certain equipment	350	—
Labotec deferred acquisition payments	—	409

Total	453	409
Less: current portion	133	409

	$320	$—

      As of December 31, 2005, future debt payments were as follows (in thousands):

Years ending December 31:
2006	$133
2007	116
2008	124
2009	80

Total payments	$453

      At December 31, 2005, Caliper had an unused $300,000 line of credit with a bank which, together with the outstanding notes payable above, was assumed with the NovaScreen acquisition (see Note 3). The line of credit bears interest at prime plus 1% and is collateralized by certain assets of NovaScreen.

12.	Commitments and Contingencies

Leases
      As of December 31, 2005, future minimum payments under operating leases (excluding idled facilities) were as follows (in thousands):

Years ending December 31:
2006	$4,678
2007	4,454
2008	4,140
2009	1,867
2010	1,722
Thereafter	8,106

Total minimum lease payments	$24,967

CALIPER LIFE SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Rent expense relating to operating leases was approximately $3.7 million in 2005, $4.6 million in 2004, and $6.4 million in 2003.
      Caliper’s worldwide headquarters and instrument manufacturing operations are located in Hopkinton, Massachusetts. Caliper’s research and development and manufacturing operations for LabChip devices are located in Mountain View, California. NovaScreen screening, profiling, and assay development operations are located in Hanover, Maryland. Caliper also has direct sales, service and application support operations in several European countries and Japan.
      On April 27, 2005, Caliper entered into a new lease agreement covering its Hopkinton, Massachusetts headquarters. Pursuant to the lease, Caliper will continue to lease its existing facilities, comprised of two separate buildings totaling approximately 130,000 square feet. This lease superseded and replaced Caliper’s existing lease for these facilities, which otherwise was due to expire on December 31, 2005. The initial term of the lease will expire on December 31, 2015. The lease contains two five-year extension options, which are exercisable at Caliper’s option. Annual basic rent under this lease will be $1.2 million from January 1, 2006 through June 30, 2008; $1.5 million from July 1, 2008 through December 2011; and $1.6 million from January 1, 2012 through December 31, 2015. Under the terms of the lease, Caliper is also required to pay utilities, property taxes, and other operating and maintenance expenses.
      In connection with the new lease, Caliper intends to make investments in building alterations and leasehold improvement of approximately $7.5 million, of which the landlord will fund approximately $3.7 million, with the balance to be funded by Caliper. The capitalized leasehold improvements will be amortized over the initial life of the lease. Caliper is obligated to spend not less than $1.6 million in connection with these improvements and expansions. The improvements funded by the landlord will be treated as lease incentives under FASB Technical Bulletin No. 88-1, “Issues Relating to Accounting for Leases”. Accordingly, the funding received from the landlord will be recorded as fixed asset additions and a deferred rent liability on the consolidated balance sheet. The deferred rent liability will be amortized as a reduction to rent expense over the life of the lease. As of December 31, 2005, Caliper has incurred $5.8 million in costs related to the project and recorded a deferred rent liability of $2.6 million, of which $2.0 million in cash was received from the landlord in 2005. In accordance with FASB No. 95, “Statement of Cash Flows” cash flows from the landlord for the reimbursement of improvements have been reported within cash from operating activities, while cash flows remitted for the acquisition of leasehold improvements are classified within investing activity cash flows.
      Caliper’s operations located in Hanover, Maryland occupy approximately 26,000 square feet of leased space under an operating lease through October 2008. Annual basic rent under this lease will be $204,000 from January 1, 2006 through October 31, 2006; $211,000 from November 1, 2006 through October 31, 2006; and $217,000 from November 1, 2007 through October 31, 2008. Caliper’s operations located in Mountain View, California occupy approximately 53,000 square feet of leased space under an operating lease through November 2008. Annual basic rent under this lease will be $1.8 million from January 1, 2006 through November 30, 2006; $1.9 million from December 1, 2006 through November 30, 2007; and $2.0 million from December 1, 2007 through November 30, 2008. Caliper’s international subsidiary operations occupy an aggregate total of approximately 34,000 square feet of leased space under operating leases that expire through 2011.

Letters-of-Credit
      In connection with its Mountain View, California leases, Caliper has pledged cash deposits to secure standby letters-of-credit in the outstanding amount of $1.9 million as of December 31, 2005 as security deposits under the leases. In connection with the new Hopkinton lease, Caliper has pledged cash deposits to secure standby letters-of-credit in the outstanding amount of $1.5 million. In addition, Caliper has pledged cash deposits to secure standby letters-of-credit in the amount of $212,000 as of December 31, 2005, as

CALIPER LIFE SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
security for certain foreign customer deposits. The total amount of cash deposits pledged as collateral of $3.6 million is shown as restricted cash on the accompanying balance sheet as of December 31, 2005.

Inventory Purchases
      As of December 31, 2005 and 2004, Caliper had a non-cancelable purchase commitment in the amount of approximately $449,000 and $167,000, respectively, with its foreign supplier for the purchase of glass stock used in the manufacture of certain types of its chips.

Royalty Commitments
      During the fourth quarter of 2002, Caliper entered into an amendment and restatement of Caliper’s existing license agreements with UT-Battelle, LLC under which Caliper has obtained an exclusive license to the patents covering the inventions of Dr. J. Michael Ramsey. Royalty obligations to UT-Batelle, which exceeded certain minimums set forth in the amendment, were $203,000, $53,000 and $581,000 in 2005, 2004 and 2003, respectively. Caliper also has an exclusive license from the Trustees of the University of Pennsylvania to certain patents relating to microfluidic applications and chip structures. The University of Pennsylvania license includes minimum annual royalty obligations that increase $20,000 per year, up to $160,000 in 2008. Caliper incurred minimum royalties of $100,000, $80,000 and $60,000 in 2005, 2004 and 2003, respectively. Royalties are expensed when incurred.

13.	Restructuring Activities
      During the period from May 2003 through December 2005, Caliper incurred restructuring charges and credits related to planned workforce reductions and facility closures that were undertaken by management to control costs and improve the focus of its operations in order to reduce losses. Certain of these activities took place following Caliper’s acquisition of Zymark in 2003, and were actions designed to eliminate redundant costs and to improve the overall operating efficiency of the newly combined business. Included within the restructuring activities were a series of workforce reductions which were completed during 2004, and a series of facility closures as described below:

•	In November 2003, Caliper closed one of its three facilities in Mountain View, California that was used primarily for instrument manufacturing and research and development activities, and recognized a $7.7 million charge related to costs estimated over the remainder of the lease (June 2008), including leasehold improvements having a carrying value of $319,000 that had no further use.

•	In June 2004, as a result of efficiencies achieved following Caliper’s strategic prioritization of research and development programs, Caliper vacated and shut down approximately one half of a second Mountain View facility that was primarily used for research and development activities, and recognized an additional $2.2 million charge related to costs estimated over the remainder of the lease (June 2008), including leasehold improvements having a carrying value of $67,000 that had no further use.

•	In December 2004, Caliper was successful in achieving additional efficiencies that enabled it to complete the full closure of the second facility above. In connection with this action, Caliper also reassessed its previous estimates supporting the earlier charges taken and determined, on the basis of recent market information indicating at the time a low probability of obtaining sublease income from these idled facilities, that a $3.6 million charge was necessary to both account for the latest closure and reflect the fair value of its remaining lease payments for both idled facilities as of December 31, 2004. Of the total charge, $1.7 million was related to Caliper revised estimate of the sublease income potential and $246,000 was related to leasehold improvements that had no further use.

CALIPER LIFE SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	In December 2005, Caliper recognized a $1.4 million restructuring credit to reflect the net present value of future sublease rental income based upon subleases entered into during 2005. The restructuring credit includes payments in 2005 of $233,000, net of broker fees of $68,000.
      The facility closures were accounted for in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” pursuant to which Caliper recorded a liability equal to the fair value of the remaining lease payments as of the cease-use date for each of the closed facilities. Fair value was determined based upon the discounted present value of remaining lease rentals (5% discount rate used), for the space no longer occupied, considering sub lease income at each point in time.
      The following table summarizes the restructuring accrual activity during (in thousands):

		Operating
	Workforce	Lease	Leaseholds
	Reductions	Costs	Abandonments	Total

Balance, December 31, 2002	$—	$—	$—	$—
Restructuring charges	3,822	7,394	319	11,535
Non-cash restructuring charges	(401)	—	(319)	(720)
Reclassification of deferred rent liability	—	425	—	425
Payments	(1,338)	—	—	(1,338)

Balance, December 31, 2003	2,083	7,819	—	9,902

Restructuring charges	180	5,415	313	5,908
Non-cash restructuring charges	—	—	(313)	(313)
Restructuring credits	(134)	—	—	(134)
Reclassification of deferred rent liability	—	436	—	436
Accretion of facility lease accrual	—	244	—	244
Payments	(2,129)	(2,309)	—	(4,438)

Balance, December 31, 2004	—	11,605	—	11,605

Restructuring credits	—	(1,366)	—	(1,366)
Accretion of facility lease accrual	—	361	—	361
Payments	—	(3,370)	—	(3,370)

Balance, December 31, 2005	$—	$7,230	$—	$7,230

      The two vacated facilities each include 28,800 square feet of space. Minimum annual lease and operating expense payments under these leases, which escalate at 3 to 4% annually, are approximately $3.7 million, $3.8 million and $1.9 million in 2006, 2007 and 2008, respectively. During 2005, Caliper entered into sublease agreements for approximately 73% of Caliper’s idled facilities in Mountain View, California. The agreements extend through June 2008, the end of the current lease agreement for the facilities. Basic rent and operating expenses contracted under the subleases is approximately $663,000 in 2006, $789,000 in 2007 and $403,000 in 2008. In connection with the subleases, $78,000 in deposits is being held by Caliper.

CALIPER LIFE SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The restructuring liability as of December 31, 2005 reflects the minimum future payment obligations related to base lease rentals and operating charges, net of sub lease income, over the remaining lease lives through June 30, 2008, discounted at 5%, as follows (in thousands):

Years ending December 31:
2006	$3,167
2007	3,200
2008	1,604

Total Payments	7,971
Less: Unamortized discount	741

Present value of future payments	7,230
Less: Current portion of obligations	2,872

Noncurrent portion of obligations	$4,358

14.	Stockholders’ Equity

Preferred Share Purchase Rights Plan
      In December 2001, the Board of Directors and stockholders of Caliper adopted a Preferred Share Purchase Rights Plan (“Rights Plan”) under which Caliper issued as a dividend to all holders of its common stock certain rights to acquire additional shares of common stock at a discount price under certain circumstances (“Rights”). The dividend of the Rights was made to holders of Caliper’s common stock on record as of January 8, 2002. Shares of common stock that are newly issued after this date will also carry Rights. The Rights Plan is designed to provide protection to stockholders from unsolicited and abusive takeover tactics, including attempts to acquire control of Caliper at an inadequate price or to treat all stockholders equally. Under the Rights Plan, each stockholder received one Right for each share of Caliper’s outstanding common stock held by the stockholder. Each Right will entitle the holder to purchase one one-hundredth of a share of newly designated Series A Junior Participating Preferred Stock of Caliper at an initial exercise price of $100. Initially, the Rights are not detachable from Caliper’s common stock and are not exercisable. Subject to certain exceptions, they become immediately exercisable after any person or group (an “Acquiring Person”) acquires beneficial ownership of 15% or more of Caliper’s common stock, or 10 business days (or such date as the Board of Directors may determine) after any person or entity announces a tender or exchange offer that would result in a 15% or greater beneficial ownership level. At no time will the Rights have any voting power. If the Rights become exercisable and a buyer becomes an Acquiring Person, all Rights holders, except the Acquiring Person, will be entitled to purchase, for each Right held, $200 worth of Caliper’s common stock for $100. Caliper’s Board of Directors may amend or terminate the Rights Plan at any time or redeem the Rights prior to the time a person acquires more than 15% of Caliper’s common stock. Issuance of the Rights will not affect the financial position of Caliper or interfere with its business plans. Issuance of the Rights will not affect reported earnings per share and will not be taxable to Caliper or Caliper’s stockholders except, under certain circumstances, if the Rights become exercisable.

CALIPER LIFE SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Plans
      The following is a summary of Caliper’s stock plans that are in place as of December 31, 2005:

				Common Stock
				Reserved for
	Plan Shares	Plan Shares	Awards	Future
Plan	Authorized	Available	Outstanding	Issuance

Option Plans:
1999 Equity Plan	12,820,000	3,396,025	5,889,633	9,285,658
1999 Directors’ Plan	556,023	396,223	152,800	549,023
2001 Non-Statutory Stock Option Plan	500,000	149,012	350,988	500,000
Acquisition Plan	900,000	50,000	600,000	650,000

	14,776,023	3,991,260	6,993,421	10,984,681

1999 Purchase Plan	1,777,053	326,391	—	326,391

      In October 1999, Caliper’s Board of Directors and stockholders adopted the 1999 Equity Incentive Plan (“1999 Equity Plan”). The 1999 Equity Plan provided for an automatic annual increase in the shares reserved for issuance for a period of ten years starting in 2000, by the greater of 5% of outstanding shares on a fully-diluted basis or the number of shares that have been made subject to awards granted under the 1999 Equity Plan during the prior 12-month period. Over the 10-year period, the maximum number of shares of common stock subject to incentive stock option grants is limited to 12,820,000 shares. Stock awards under the 1999 Equity Plan may be granted in the form of stock options (incentive and nonstatutory stock options) or stock bonuses (restricted stock and restricted stock units). Each restricted stock unit represents the recipient’s right to receive a stock bonus of one share of common stock, subject to vesting or other performance considerations. Stock awards cancelled under the 1999 Equity Plan are made available for future grants. Options granted under the Plan generally have a 10-year term and are subject to vesting provisions as determined by Caliper’s Board of Directors. The majority of employee equity awards carry a 4-year vesting term.
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
      In June 2003, Caliper’s Board of Directors adopted the Acquisition Equity Plan (“Acquisition Plan”), which provides for the grant of options and restricted shares as inducements to retain key employees in connection with a significant acquisition. In July 2003, Caliper granted 600,000 options and 275,000 shares of restricted common stock under this plan in connection with the Zymark acquisition.
      In October 1999, Caliper’s Board of Directors and stockholders adopted the 1999 Employee Stock Purchase Plan (“1999 Purchase Plan”). The initial number of shares reserved was 300,000 and under the 1999 Equity Plan, the number of shares reserved for issuance automatically increases annually by the greater of 0.5% of outstanding shares on a fully-diluted basis, or the number of shares issued under the 1999 Purchase Plan during the prior 12-month period. The automatic share reserve increase may not exceed 3 million shares in aggregate over the 10-year period.

CALIPER LIFE SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The 1999 Purchase Plan permits eligible employees to acquire shares of Caliper’s common stock through payroll deductions of up to 10% of their gross earnings. No employee may participate in the 1999 Purchase Plan if, immediately after the grant, the employee has voting power over 5% or more of the outstanding capital stock. The Board may specify offerings of up to 27 months under the terms of the plan; however, Caliper’s Board of Directors has currently limited offering periods to six months Unless the Board determines otherwise, common stock may be purchased at the lower of 85% of the fair market value of Caliper’s common stock on the first day of the offering or 85% of the fair market value of Caliper’s common stock on the purchase date. The initial offering period began on the effective date of the initial public offering. Caliper issued 208,031, 363,199, and 359,926 shares under the 1999 Purchase Plan in the years 2005, 2004 and 2003, respectively, at a weighted average price of $4.89, $3.48 and $3.01, respectively.
      A summary of activity under the option plans, is as follows:

		Outstanding		Weighted
				Average
		Number of		Exercise
	Available	Shares	Exercise Price	Price

Balance at December 31, 2002	4,404,858	4,382,307	$0.06–$162.00	$10.15
Authorized	4,543,275	—	—	—
Granted	(5,670,660)	5,670,660	$0.00–$6.45	$4.12
Exercised	—	(177,666)	$0.06–$3.63	$1.89
Vested	—	(15,152)	$0.00	$0.00
Canceled	923,799	(923,799)	$0.97–$77.00	$9.89

Balance at December 31, 2003	4,201,272	8,936,350	$0.06–$162.00	$6.54

Authorized	103,980	—	—	—
Granted	(1,055,470)	1,055,470	$0.00–$9.32	$3.71
Exercised	—	(1,374,938)	$0.06–$6.37	$3.69
Vested	—	(188,746)	$0.00	$0.00
Un-vested repurchases	—	(21,145)	$0.00	$0.00
Canceled	994,197	(994,197)	$0.97–$162.00	$11.15

Balance at December 31, 2004	4,243,979	7,412,794	$0.00–$162.00	$6.24

Authorized	—	—	—	—
Granted	(849,580)	849,580	$0.00–$7.90	$4.17
Exercised	—	(339,500)	$0.06–$6.69	$3.84
Vested	—	(316,575)	$0.00	$0.00
Un-vested repurchases	20,000	(36,017)	$0.00	$0.00
Canceled	576,861	(576,861)	$0.47–$77.00	$10.97

Balance at December 31, 2005	3,991,260	6,993,421	$0.00–$162.00	$5.98

Exercisable at December 31, 2005		4,576,505

Exercisable at December 31, 2004		4,047,952

Exercisable at December 31, 2003		3,695,624

      Included in the grant activity above are nonqualified options of 64,926, 256,960, and 3,368,761 granted to employees and directors for the years ended December 31, 2005, 2004, and 2003, respectively.

CALIPER LIFE SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The grant activity above includes 330,615 restricted stock units awarded in 2005, 409,660 restricted stock units and 28,000 restricted shares awarded in 2004, and 426,398 restricted shares awarded in 2003.
      The following table summarizes information with respect to stock options and restricted stock awards outstanding at December 31, 2005:

	Outstanding			Exercisable

		Weighted
		Average	Weighted		Weighted
	Number of	Remaining	Average	Number of	Average Exercise
Range of Exercise Price	Shares	Contractual Life	Exercise Price	Shares	Price

$ 0.00	612,038	3.1	$0.00	—	—
$ 0.47–$ 0.63	17,935	1.4	$0.54	17,935	$0.54
$ 0.97	547,367	3.1	$0.97	547,367	$0.97
$ 3.12–$ 4.64	1,572,040	5.4	$3.59	1,355,479	$3.58
$ 4.71–$ 7.06	3,234,972	7.3	$5.70	1,810,249	$5.63
$ 7.28–$ 9.96	381,050	6.5	$8.29	225,930	$8.50
$ 11.80–$ 17.34	451,669	4.4	$14.14	443,195	$14.17
$ 22.40–$ 31.13	55,100	0.9	$30.89	55,100	$30.89
$ 33.63	89,300	2.8	$33.63	89,300	$33.63
$ 58.44–$ 77.00	23,400	3.3	$70.75	23,400	$70.75
$130.00–$162.00	8,550	4.1	$150.21	8,550	$150.21

	6,993,421	5.8	$5.98	4,576,505	$6.87

Stock Based Compensation
      The following table summarizes employee stock compensation recorded (in thousands):

	Years Ended December 31,

	2005	2004	2003

Grants related to Caliper’s initial public offering in 1999	$—	$95	$542
Restricted stock issuances	1,760	1,599	475
Option accelerating and other stock-based expenses incurred in connection with employment and separation agreements	—	1,123	—
Reversal of stock compensation due to forfeited options and restricted stock	(175)	(47)	(17)

	$1,585	$2,770	$1,000

      Caliper recorded deferred stock compensation related to grants issued near the date of Caliper’s initial public offering in 1999, representing the difference between the exercise price of the options granted and the deemed fair value of the common stock. These amounts were fully amortized as of December 31, 2004.
      During 2003, Caliper granted 426,398 shares of restricted common stock under the Acquisition Plan and 1999 Equity Plan at a weighted average grant-date fair value of $5.20 to certain key employees, including key employees of Zymark that were retained by Caliper following the acquisition in July 2003. The restricted shares vest 100% either 12, 48 or 60 months from the date of grant. During 2003, Caliper recorded deferred compensation of $2.2 million and recognized compensation expense of $475,000 related to restricted stock awards. During 2004, Caliper recognized compensation of $843,000 related to these restricted stock awards. During 2005, Caliper recognized compensation expense of $298,000 related to these restricted stock awards.

CALIPER LIFE SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      During 2004, Caliper granted restricted stock unit awards (“RSUs”) to purchase 409,660 shares of common stock and 28,000 shares of restricted stock, at a weighted average grant date fair value of $5.95, under the 1999 Equity Plan. The majority of RSUs granted in 2004 vest 25% per year from the date of grant over a four-year period. The 28,000 shares of restricted stock granted in 2004 vested in the first quarter of 2004 pursuant to the terms of Caliper’s separation agreements with its former Chief Financial Officer and Corporate Controller. The value of this restricted stock of $257,000 was expensed as part of employee stock compensation in the accompanying statement of operations. During 2004, Caliper recorded deferred compensation of $2.6 million and recognized compensation expense of $756,000 related to the 2004 RSUs. During 2005, Caliper recognized compensation expense of $944,000 related to these RSUs.
      During 2005, Caliper granted RSUs to purchase 330,615 shares of common stock, at a weighted average grant date fair value of $6.35, under the 1999 Equity Plan. The majority of RSUs granted in 2005 vest 25% per year from the date of grant over a four-year period. During 2005, Caliper recorded deferred compensation of $2.1 million and recognized compensation expense of $518,000 related to the 2005 RSUs.
      As of December 31, 2005, deferred compensation of $3.0 million is included as a reduction of total stockholders’ equity, of which $490,000 relates to the 2003 grants, $784,000 relates to 2004 grants and $1.7 million relates to 2005 grants.
      For the years ended December 31, 2005, 2004 and 2003, compensation expense related to stock options issued to non-employees was $28,000, $42,000, and $434,000, respectively.
      Caliper recognizes compensation cost on a straight-line basis over the vesting period for awards that are subject to cliff vesting on a defined date. Restricted stock that vests ratably over a defined period is recognized as compensation expense using the accelerated expense attribution method. Provided no acceleration of vesting occurs, and assuming no forfeitures, amounts to be recognized as compensation expense in future periods are as follows (in thousands):

2006	$1,619
2007	894
2008	409
2009	81

$3,003

15.	Income Taxes
      The components of the provision for income taxes are as follows (in thousands):

	Years Ended December 31,

	2005	2004	2003

Federal	$—	$—	$—
State	42	—	—
Foreign	72	377	190

Total	$114	$377	$190

      Total foreign pre-tax income (loss) was $(1.5) million, $435,000 and $(664,000) in 2005, 2004 and 2003, respectively. Caliper has no provision for U.S. federal taxes for any period as it has incurred only operating losses.

CALIPER LIFE SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A reconciliation of income taxes at the statutory federal income tax rate to net income taxes included in the accompanying statements of operations is as follows (in thousands):

	Years Ended December 31,

	2005	2004	2003

U.S. federal taxes (benefit):
At statutory rate	$(4,876)	$(10,601)	$(16,775)
State	42	—	—
Foreign	72	377	190
Permanent differences:
Stock Compensation	(94)	(685)	340
Other	121	95	151
Unutilized net operating losses	4,849	11,191	16,284

Total	$114	$377	$190

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets for financial reporting purposes and the amounts used for income tax purposes. Significant components of Caliper’s deferred tax assets for federal and state income taxes are as follows (in thousands):

	December 31,

	2005	2004	2003

Net operating loss carryforwards	$52,991	$47,859	$36,099
Research credit carryforwards	7,738	7,093	6,230
Capitalized research and development	2,567	2,567	3,026
Restructuring accrual	2,892	4,473	3,917
Intangible assets	(6,330)	(5,041)	(6,564)
Non-amortized intangibles	(386)	—	—
Other, net	4,290	5,736	4,349

Net deferred tax assets	63,762	62,687	47,057
Valuation allowance	(64,148)	(62,687)	(47,057)

Total	$(386)	$—	$—

      As of December 31, 2005, Caliper had federal and state net operating loss carryforwards of approximately $148.1 million and $44.6 million, respectively. Caliper also had federal and state research and development tax credit carryforwards of approximately $4.7 million and $2.8 million, respectively. The federal net operating loss and credit carryforwards will expire at various dates through 2025 beginning in the year 2009, if not utilized. State net operating losses of approximately $5,000 expired in 2005. The current remaining state net operating losses have varying expiration dates through 2015.
      Because of Caliper’s lack of earnings history and the uncertainty of realizing these net operating losses, the deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $1.5 million, $15.6 million and $13.8 million during the years ended December 31, 2005, 2004 and 2003, respectively.
      Included in the federal net operating loss carryforwards of $148.1 million are approximately $11.3 million of loss carryforwards resulting from stock option activity. The Company will realize the benefit of a portion of these losses through increases to stockholder’s equity in the periods in which the losses are utilized to reduce tax payments.

CALIPER LIFE SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Utilization of the federal and state net operating losses and credits may be subject to a substantial limitation due to the change in ownership provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization. As described in Note 20, subsequent to year end Caliper announced a definitive agreement to acquire Xenogen Corporation (“Xenogen”, NASDAQ: XGEN). This acquisition will ultimately result in Xenogen stockholders’ owning approximately one-third of Caliper and in all likelihood will result in a change of ownership that will cause pre-merger losses to be subject to limitation. The amount of limitation has not yet been determined.
      During 2005, Caliper determined that the American Jobs Creation Act of 2004 did not impact its financial statements and disclosures.

16.	401(k) Plans
      Caliper has a 401(k) plan qualified under section 401(k) of the Internal Revenue code that is available to all eligible employees as defined in the plan. Caliper has not historically matched employee contributions.
      NovaScreen has a 401(k) plan qualified under section 401(k) of the Internal Revenue code that is available to all eligible employees as defined in the plan. NovaScreen may make discretionary contributions to the Plan based on a percentage of each employee’s contributions. NovaScreen made contributions of $14,000 for the year ended December 31, 2005.

17.	Litigation
      Commencing on June 7, 2001, Caliper and three of its officers and directors (David V. Milligan, Daniel L. Kisner and James L. Knighton) were named as defendants in three securities class action lawsuits filed in the United States District Court for the Southern District of New York. The cases have been consolidated under the caption In re Caliper Technologies Corp. Initial Public Offering Securities Litigation, 01 Civ. 5072 (SAS) (GBD). Similar complaints were filed against approximately 300 other public companies that conducted IPO’s of their common stock during the late 1990s (the “IPO Lawsuits”). On August 8, 2001, the IPO Lawsuits were consolidated for pretrial purposes before United States Judge Shira Scheindlin of the Southern District of New York. Together, those cases are denominated In re Initial Public Offering Securities Litigation, 21 MC 92(SAS). On April 19, 2002, a Consolidated Amended Complaint was filed alleging claims against Caliper and the individual defendants under Sections 11 and 15 of the Securities Act of 1933, and under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as well as Rule 10b-5 promulgated thereunder. The Consolidated Amended Complaint also names certain underwriters of Caliper’s December 1999 initial public offering of common stock. The Complaint alleges that these underwriters charged excessive, undisclosed commissions to investors and entered into improper agreements with investors relating to aftermarket transactions. The Complaint seeks an unspecified amount of money damages. Caliper and the other issuers named as defendants in the IPO Lawsuits moved on July 15, 2002, to dismiss all claims on multiple grounds. By Stipulation and Order dated October 9, 2002, the claims against Messrs. Milligan, Kisner and Knighton were dismissed without prejudice. On February 19, 2003, the Court granted Caliper’s motion to dismiss all claims against it. Plaintiffs were not given the right to replead the claims against Caliper. The time to appeal the dismissal has not yet expired. In May 2003, a Memorandum of Understanding was executed by counsel for plaintiffs, issuers and their insurers setting forth the terms of a settlement that would result in the termination of all claims brought by plaintiffs against the issuers and individual defendants named in the IPO Lawsuits. On July 7, 2003, a Special Litigation Committee of the Caliper Board of Directors approved the settlement terms described in that Memorandum of Understanding, which was subsequently set forth in definitive Settlement Agreement among the settling parties. On February 15, 2005, Judge Scheindlin issued an order granting preliminary approval of the settlement, subject to certain modifications. The parties agreed to those modifications and on August 31, 2005, Judge Scheindlin issued an order granting preliminary

CALIPER LIFE SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
approval of the settlement as modified and certifying settlement classes. The fairness hearing for final approval of the settlement is scheduled to occur on April 26, 2006. The final resolution of this litigation is not expected to have a material impact on Caliper.

18.	Geographic Data
      The table below presents Caliper’s activities by geographical location (in thousands). Caliper attributes revenue to geographic locations based upon customer service and business development activities.

	2005	2004	2003

Revenue:
United States	$58,587	$50,154	$34,668
Europe	20,224	20,029	10,291
Asia	5,963	8,233	3,986
Other	2,235	1,711	466

	$87,009	$80,127	$49,411

Net loss:
United States	$(14,738)	$(34,199)	(49,105)
Europe	273	1,211	(516)
Asia	61	1,095	132
Other	(53)	337	(38)

	$(14,457)	$(31,556)	(49,527)

Property and equipment, net:
United States	$11,844	$5,946	8,843
Europe	167	227	244
Asia	8	13	19

	$12,019	$6,186	9,106

Net Assets:
United States	$116,730	$107,292	136,089
Europe	2,465	4,392	(1,221)
Asia	(1,173)	(631)	(259)
Other	416	526	188

	$118,438	$111,579	134,797

      For all periods presented, no individual country within Europe, Asia or other exceeded 10% of the consolidated totals for revenue, net loss, property and equipment and net assets. Caliper’s other long-lived assets include restricted cash, goodwill, intangible assets and other assets which are primarily located in the United States.

CALIPER LIFE SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Quarterly Financial Data (Unaudited)
      The following quarterly financial data include the results of NovaScreen, effective from the date of acquisition, October 3, 2005 (in thousands, except per share data).

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Year ended December 31, 2005
Total revenue	$18,402	$20,333	$21,332	$26,942
Gross profit(1)	7,956	9,578	9,192	12,032
Operating loss	(4,866)	(4,133)	(4,130)	(1,420)
Net loss	(4,930)	(4,186)	(3,852)	(1,489)
Basic and diluted loss per share	$(0.16)	$(0.14)	$(0.13)	$(0.03)
Year ended December 31, 2004
Total revenue	$16,933	$18,922	$20,181	$24,091
Gross profit(1)	4,808	6,432	7,196	7,797
Operating loss	(10,155)	(9,659)	(5,326)	(7,402)
Net loss	(10,036)	(9,473)	(5,129)	(6,918)
Basic and diluted loss per share	$(0.35)	$(0.33)	$(0.17)	$(0.23)

(1)	Gross profit refers to total product and service revenue, less costs associated with those revenues. Costs related to contract revenues are included within research and development expenses in the accompanying statements of operations.
      The quarterly financial data presented above includes a reclassification of restructuring related accretion charges from interest expense, as previously reported, to the restructuring line item within the accompanying statement of operations.

20.	Subsequent Event
      On February 13, 2006, Caliper announced a definitive agreement to merge with Xenogen. Under the agreement, Caliper will issue approximately 13.2 million common shares of common stock and approximately 5.125 million warrants to purchase common stock, currently valued at approximately $80.0 million, in exchange for all of Xenogen’s equity securities outstanding at the closing. The warrants will have a term of five years from the closing and an exercise price of $6.79 per share. The final exchange ratios for the issuance of common shares and warrants will be based on the capitalization of Xenogen at the closing of the proposed transaction. Caliper anticipates closing the transaction by the end of the second quarter of 2006.

Caliper Life Sciences, Inc.
Schedule II — VALUATION AND QUALIFYING ACCOUNTS

	Balance	Additions
	at	Charged to			Balance at
	Beginning	Costs and			End of
	Period	Expenses		Deductions	Period

	(In thousands)
Year ended December 31, 2005:
Allowance for doubtful accounts	$475	$121		$114	$482
Valuation allowance for deferred tax assets	62,687	1,461	(1)	—	64,148

	$63,162	$1,582		$114	$64,630

Year ended December 31, 2004:
Allowance for doubtful accounts	$252	$244		$21	$475
Valuation allowance for deferred tax assets	47,057	15,630	(1)	—	62,687

	$47,309	$15,874		$21	$63,162

Year ended December 31, 2003:
Allowance for doubtful accounts	$119	$263		$130	$252
Valuation allowance for deferred tax assets	33,220	13,837	(1)	—	47,057

	$33,339	$14,100		$130	$47,309

(1)	Charged to deferred tax expense

EXHIBIT INDEX

Exhibit
Number		Description of Document

2	.1(15)	Stock Purchase Agreement, by and among Caliper, Berwind Corporation and The Berwind Company LLC, dated June 9, 2003.
2	.2(15)	Amendment No. 1 to the Stock Purchase Agreement, by and among Caliper, Berwind Corporation and The Berwind Company LLC, dated July 10, 2003.
2	.3(18)	Amendment No. 2 to the Stock Purchase Agreement, by and among Caliper, Berwind Corporation and The Berwind Company LLC, dated April 1, 2004.
2	.4(19)	Agreement and Plan of Merger, among Caliper Life Sciences, Inc., Caliper Services, Inc. and NovaScreen Biosciences Corporation, dated as of September 7, 2005.
2.5		Agreement and Plan of Merger, among Caliper Life Sciences, Inc., Caliper Holdings, Inc. and Xenogen Corporation, dated as of February 10, 2006.
3	.1(18)	Amended and Restated Certificate of Incorporation of Caliper.
3	.2(8)	Certificate of Designation Of Series A Junior Participating Preferred Stock.
3	.3(1)	Restated Bylaws of Caliper.
3	.4(18)	Amendment No. 1 to Bylaws of Caliper.
4.1		Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.
4	.2(20)	Specimen Stock Certificate.
4	.3(9)	Rights Agreement, dated as of December 18, 2001, between Caliper and Wells Fargo Bank Minnesota, N.A., as Rights Agent.
10	.1(2)	Lease Agreement, dated December 1, 1998, between Caliper and 605 East Fairchild Associates, L.P.
10	.2(2)(3)	1996 Equity Incentive Plan.
10	.3(2)(3)	1999 Equity Incentive Plan.
10	.4(2)(3)	1999 Employee Stock Purchase Plan.
10	.5(2)(3)	1999 Non-Employee Directors’ Stock Option Plan.
10	.6(3)(20)	Form of Grant Agreement for 1999 Equity Incentive Plan — Option Awards.
10	.7(3)(20)	Form of Grant Agreement for 1999 Equity Incentive Plan — Restricted Stock Unit Awards.
10	.8(3)(20)	Form of Grant Agreement for 1999 Non-Employee Directors’ Stock Option Plan.
10	.9(2)(3)	Form of Indemnification Agreement entered into between Caliper and its directors and executive officers.
10	.10(2)(4)	Collaboration Agreement, dated May 2, 1998, between Caliper and Hewlett-Packard Company (now Agilent Technologies, Inc.).
10	.11(3)(20)	Form of Stock Option Grant Agreement for Acquisition Equity Incentive Plan.
10	.12(3)(20)	Form of Stock Award Agreement for Acquisition Equity Incentive Plan (pro rata vesting).
10	.13(3)(20)	Form of Stock Award Agreement for Acquisition Equity Incentive Plan (5 year cliff vesting).
10	.17(3)(20)	Non-Employee Directors’ Cash Compensation Plan.
10	.18(3)(11)	Caliper Performance Bonus Plan.
10	.19(3)(20)	Employment Offer Letter dated November 30, 2004 between Caliper and Mr. Thomas T. Higgins.
10	.20(3)(11)	Summary Cash Compensation Sheet.
10	.23(2)(3)	The Corporate Plan for Retirement Select Plan Adoption Agreement and related Basic Plan Document.
10	.27(6)	Lease Agreement, dated June 23, 2000 and effective July 5, 2000, between Caliper and Martin CBP Associates, L.P.
10	.29(3)(20)	Key Employee Change of Control and Severance Benefit Plan.
10	.30(5)(8)	Cross-License Agreement, dated March 12, 2001 between Aclara Biosciences, Inc. and Caliper.

Exhibit
Number		Description of Document

10	.32(4)(7)	Settlement Agreement and Mutual General Release, dated March 12, 2001 between Aclara Biosciences, Inc. and Caliper.
10	.39(3)(9)	2001 Non-Statutory Stock Option Plan.
10	.46(3)(20)	Form of Grant Agreement for 2001 Non-Statutory Stock Option Plan.
10	.48(3)(10)	Key Employee Agreement, dated July 1, 2002, between Caliper and Dr. Daniel Kisner.
10	.52(4)(16)	Sole Commercial Patent License Agreement, effective September 1, 1995, between UT-Battelle, LLC, the successor to Lockheed Martin Energy Research Corporation, and Caliper, as amended on November 1, 2002.
10	.55(4)(12)	Collaboration Agreement, dated June 4, 2003, between Caliper and Bio-Rad Laboratories, Inc.
10	.56(3)(13)	Key Employee Agreement, dated July 14, 2003, between Caliper and E. Kevin Hrusovsky.
10	.62(3)(14)	Acquisition Equity Incentive Plan.
10	.63(3)(17)	Key Employee Agreement Amendment, dated December 24, 2003, between Caliper and Dr. Daniel L. Kisner.
10	.64(3)(17)	Consulting Agreement, dated January 1, 2004, between Caliper and Dr. David V. Milligan.
10	.66(4)(17)	Collaboration and Supply Agreement, dated January 9, 2004, among Caliper, Zymark Corporation and Affymetrix, Inc.
10	.67(3)	Offer Letter dated September 7, 2005 between Caliper Life Sciences, Inc. and David M. Manyak, Ph.D.
21.1		Subsidiaries of the Registrant.
23.1		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24.1		Power of Attorney (reference is made to the signature page of this report).
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as Exhibit 3.4 to our Registration Statement on Form S-1, as amended, File No. 333-88827, filed on October 12, 1999 and incorporated by reference herein.

(2)	Previously filed as the like-numbered Exhibit to our Registration Statement on Form S-1, as amended, File No. 333-88827, filed on October 12, 1999 and incorporated by reference herein.

(3)	Management contract or compensatory plan or arrangement.

(4)	Confidential treatment has been granted for a portion of this exhibit.

(5)	Previously filed as the like-numbered exhibit to Annual Report of Form 10-K for the year ended December 31, 1999 and incorporated by reference herein.

(6)	Previously filed as the like-numbered Exhibit to our Registration Statement on Form S-1, as amended, File No. 333-45942, filed on September 15, 2000, and incorporated by reference herein.

(7)	Previously filed as the like-numbered Exhibit to Form 10-Q for the quarterly period ended March 31, 2001 and incorporated by reference herein.

(8)	Previously filed as Exhibit 99.1 to Current Report on Form 8-K filed December 19, 2001 and incorporated by reference herein.

(9)	Previously filed as Exhibit 99.1 to our Registration Statement on Form S-8, File No. 333-76636, filed January 11, 2002 and incorporated by reference herein.

(10)	Previously filed as the like-numbered Exhibit to Form 10-Q for the quarterly period ended September 30, 2002 and incorporated by reference herein.

(11)	Previously filed as the like-numbered Exhibit to Current Report on Form 8-K filed March 16, 2005 and incorporated by reference herein.

(12)	Previously filed as the like-numbered Exhibit to Form 10-Q for the quarterly period ended June 30, 2003 and incorporated by reference herein.

(13)	Previously filed as the like-numbered Exhibit to Form 10-Q for the quarterly period ended September 30, 2003 and incorporated by reference herein.

(14)	Previously filed as Exhibit 99.1 to our Registration Statement on Form S-8, File No. 333-106946, filed June 10, 2003 and incorporated by reference herein.

(15)	Previously filed as the like-numbered Exhibit to Form 8-K filed July 25, 2003 and incorporated by reference herein.

(16)	Previously filed as the like-numbered Exhibit to Form 10-K for the year ended December 31, 2002 and incorporated by reference herein.

(17)	Previously filed as the like-numbered Exhibit to Form 10-K for the year ended December 31, 2003 and incorporated by reference herein.

(18)	Previously filed as the like-numbered Exhibit to Form 10-Q for the quarterly period ended March 31, 2004 and incorporated by reference herein.

(19)	Previously filed as Exhibit 2.1 to our Registration Statement on Form S-3, File No. 333-129-192, filed October 21, 2005 and incorporated by reference herein.

(20)	Previously filed as the like-numbered Exhibit to Form 10-K for the year ended December 31, 2004 and incorporated by reference herein.