Form 10-K/A
period 2005-12-31
CALIPER LIFE SCIENCES INC
filed 2006-04-28
CIK 1014672

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

Common Stock, $0.001 Par Value

Common Stock Purchase Rights

(Title of Class)

 Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐          No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.     Yes ☐          No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
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

Large accelerated filer     ☐          Accelerated filer     ☒          Non-accelerated filer     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes     ☐          No     ☒

Based on the closing sale price of common stock on the Nasdaq National Market on April 25, 2006, the aggregate market value of the voting stock held by non-affiliates of the registrant was $101.1 million. Excludes an aggregate of 17,422,221 shares of common stock held by officers and directors and by each person known by the registrant to own 5% or more of the outstanding common stock. Exclusion of shares held by any of these persons should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

The number of shares outstanding of registrant’s common stock, $0.001 par value was 33,890,833 at April 25, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Caliper Life Sciences, Inc. is filing this amendment to its Annual Report on Form 10-K, originally filed with the Securities and Exchange Commission on March 14, 2006, solely for the purpose of amending and supplementing Part III of the Annual Report on Form 10-K. This amendment changes our Annual Report only by including information required by Part III (Items 10, 11, 12, 13 and 14). In addition, we are also including the Item 31.3 and 31.4 exhibits required by the filing of this amendment.

Part III

Item 10. Directors and Executive Officers of the Registrant

Directors

We currently have seven members on our Board of Directors. The following are our directors’ names, ages and term of office (annual meeting of stockholders at which his/her term of office expires) as of March 31, 2006:

Name	Age	Term of Office

Kathryn A. Tunstall	55	2006
E. Kevin Hrusovsky	44	2006
Van Billet	52	2007
Robert C. Bishop, Ph.D.	63	2007
David V. Milligan, Ph.D.	65	2007
Allan L. Comstock	62	2008
Daniel L. Kisner, M.D	59	2008

Biographical information relating to our directors is as follows:

Kathryn Tunstall has been a director since February 2004. Ms. Tunstall is Chairman of the Board of Directors of Conceptus, Inc., a public medical technology company. She served as President and CEO of Conceptus from July 1993 through December 1999. From 1990 to 1993, Ms. Tunstall served as President of the Edwards Less Invasive Surgery Division of Baxter International. From 1974 to 1986, Ms. Tunstall served in a variety of management positions in finance, operations and marketing for divisions of American Hospital Supply Corporation, a public manufacturer and distributor of healthcare products. Ms. Tunstall holds a B.A. in Economics with business emphasis from the University of California at Santa Barbara.

E. Kevin Hrusovsky was appointed as our President and CEO immediately following the acquisition of Zymark Corporation, a liquid handling instruments company, by us in July 2003. Prior to the acquisition, Mr. Hrusovsky had served as President and CEO of Zymark since 1996. From 1992 to 1996, Mr. Hrusovsky was Director of International Business, Agricultural Chemical Division, and President of the Pharmaceutical Division, for FMC Corporation, a diversified holding company. From 1983 to 1992, Mr. Hrusovsky held several management positions at E.I. DuPont de Nemours, including North American Sales and Marketing Head, Teflon. He has also served as a board member of the Association for Laboratory Automation since January 2003. He received his B.S. in Mechanical Engineering from Ohio State University, an M.B.A. from Ohio University, an Extended M.B.A. from Harvard University, and an honorary doctorate from Framingham State College for his contributions to life sciences. Mr. Hrusovsky has also been a director of Xenogen Corporation since April 2005.

Van Billet has been a director since March 2004. Mr. Billet has served as Vice President and Chief Financial Officer of The Berwind Company LLC, a privately held diversified holding company, since May 2002. From May 2001 to April 2002, Mr. Billet was a corporate consultant. From June 2000 to April 2001, Mr. Billet was an executive at Hercules, Inc., a specialty chemical company, and was named Senior Vice President and CFO of Hercules in November 2000. From 1999 through 2000, he served as Vice President and CFO of PJM Interconnection, LLC, an electric power pooling company. From 1995 to 1999, Mr. Billet served in various capacities at Lyondell Chemical Company (formerly ARCO Chemical Company), a chemical manufacturing company, including most recently as Vice President of Finance. Mr. Billet received a B.S. in accounting and business administration from LaSalle University, a J.D. from Suffolk University Law School, and a legal Masters Degree in tax from Temple University Law School.

Robert C. Bishop, Ph.D. has been a director since April 2002. Dr. Bishop has served as President and Chief Executive Officer of AutoImmune Inc., a biopharmaceutical company, since May 1992 and has been the Chairman of AutoImmune’s Board of Directors since May 1999. From 1986 to 1992, Dr. Bishop held senior management positions at Allergan, Inc., an ophthalmic pharmaceutical/medical device company. From 1976 through 1986, Dr. Bishop was an executive of American Hospital Supply Corporation. Dr. Bishop received his B.A. degree in Psychology and a Ph.D. in Biochemistry from the University of Southern California, and his M.B.A. from the University of Miami. Dr. Bishop is also a director of Millipore Corporation and Optobionics Corporation. Dr. Bishop is a member of the Board of Managers/Trustees for the MFS/Sun Life Series Trust and Compass Accounts advised by MFS Investment Management.

David V. Milligan, Ph.D. has been a director since October 1996 and was the Chairman of the Board of Directors until July 2002. He is currently Vice-Chairman. He has been a Vice President and Special Limited Partner of Bay City Capital, a merchant bank, since 1997. From 1979 to 1996, Dr. Milligan served in a variety of management positions at Abbott Laboratories, a healthcare products company. During his career at Abbott Laboratories he led both the diagnostic products and pharmaceutical products research and development organizations and was Senior Vice President and Chief Scientific Officer when he retired at the end of 1996. Dr. Milligan is currently Chairman of the Board of Directors of Galileo Pharmaceuticals, lead director of ICOS Corporation and a director of Reliant Pharmaceuticals and Pathway Diagnostics. He is a member of the Chemistry Department Advisory Board of Princeton University as well as the Chemical Sciences Leadership Council of the University of Illinois at Urbana-Champaign. Dr. Milligan holds an A.B. in Chemistry from Princeton University and M.S. and Ph.D. degrees in Organic Chemistry from the University of Illinois.

Allan L. Comstock has been a director since September 2005. Mr. Comstock joined Atlantic Richfield and Company (ARCO) in 1970 and was Vice President and Controller of ARCO from 1993 until his retirement in 2001. Prior to 1993, he held numerous financial and accounting positions, including Manager of Operations Analysis for ARCO Products Company, General Auditor for ARCO, and Vice President of Planning & Control for ARCO Chemical Company. Mr. Comstock holds a B.S. in Accounting and an M.B.A. from Southern Illinois University.

Daniel L. Kisner, M.D. has been a director since March 1999 and has served as Chairman of the Board of Directors since July 2002. He is currently a partner at Aberdare Ventures, a venture capital firm investing in early stage healthcare companies. Dr. Kisner served as Caliper’s President and Chief Executive Officer from February 1999 to July 2002 before being elected Chairman of the Board on July 1, 2002. From May 1994 to January 1999, Dr. Kisner served as a President and Chief Operating Officer of Isis Pharmaceuticals, Inc., a biotechnology company. From February 1993 to May 1994, Dr. Kisner served as Executive Vice President and Chief Operating Officer of Isis Pharmaceuticals. From March 1991 to February 1993, he served as Executive Vice President of Isis Pharmaceuticals and was responsible for business and product development and manufacturing. From December 1988 to March 1991, Dr. Kisner served as Division Vice President of Pharmaceutical Development for Abbott Laboratories. Dr. Kisner has held a tenured position in the Division of Oncology at the University of Texas, San Antonio School of Medicine and is certified by the American Board of Internal Medicine and certified in Medical Oncology. Dr. Kisner holds a B.A. from Rutgers University and an M.D. from Georgetown University.

Executive Officers and Key Employees

The following are our executive officers and key employees, together with their ages and biographical information, as of March 31, 2006:

Name	Age	Position

E. Kevin Hrusovsky	44	President and Chief Executive Officer
Bruce J. Bal	47	Vice President, Operations and Aftermarket
Enrique Bernal	67	Vice President, Instrument R&D
Paula J. Cassidy	37	Vice President, Human Resources
Andrea W. Chow, Ph.D.	48	Vice President, Microfluidics R&D

Stephen E. Creager	52	Vice President, General Counsel and Secretary
Thomas T. Higgins	54	Executive Vice President and Chief Financial Officer
William C. Kruka	45	Vice President, Business Development
David Manyak, Ph.D.	53	Executive Vice President, Drug Discovery Services
Peter F. McAree	41	Vice President, Finance
Auro Nair, Ph.D.	45	Vice President, Worldwide Marketing and Sales
Mark T. Roskey, Ph.D.	45	Vice President, Reagents and Applied Biology
Jean-Louis Rufener	60	Vice President, International Operations

For biographical information with respect to E. Kevin Hrusovsky, Caliper’s President and Chief Executive Officer, see “Directors” above.

Biographical information relating to our executive officers and key employees is as follows:

Bruce J. Bal was appointed to the position of Vice President, Operations and Aftermarket Businesses following the acquisition of Zymark. Mr. Bal joined Zymark in 1997 as Vice President of R&D and Operations. He previously worked at FMC Corporation, a diversified holding company, in the Biotechnology Division as Director of Operations. He has also held a wide range of management positions in his 13 years at E.I. DuPont de Nemours and was general manager of United States Pollution Control, Inc. in Utah. Mr. Bal received a B.S. in Chemical Engineering from the University of Wisconsin in 1981 and an MBA from Loyola University, Louisiana in 1986.

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

Paula J. Cassidy was appointed Vice President, Human Resources in November 2005. Ms. Cassidy previously was Vice President, Human Resources at Virtusa, Corp., a global provider of software development and related IT services. In that position, Ms. Cassidy was responsible for all aspects of the human resources function. Prior to joining Virtusa Corp in 2003, Ms. Cassidy was with Innoveda, Inc., a publicly traded provider of software and services for the electronic design automation industry. Innoveda had facilities all over the world including the United States, Europe, Israel and Asia. Prior to Innoveda, Ms. Cassidy was Vice President, Human Resources for a wholly-owned subsidiary of Synopsys, Inc. Ms. Cassidy started her career in Human Resources at Viewlogic Systems, Inc. and held various management positions while at Viewlogic. Ms. Cassidy received a B.S. in Sociology from St. Anselm College.

Andrea W. Chow, Ph.D. was appointed Vice President, Microfluidics R&D in December 2003. Prior to that, she held the position of Senior Director of Microfluidics at Caliper. Before joining the company in 1997, Dr. Chow conducted research at the Lockheed Palo Alto Research Laboratories and SRI International, and completed a postdoctoral fellowship at the University of Bristol in the United Kingdom. Dr. Chow received her B.S. degree in Chemical Engineering from the University of Southern California, and M.S. and Ph.D. degrees in Chemical Engineering from Stanford University.

Stephen E. Creager was appointed Vice President, General Counsel and Secretary in June 2003. Prior to that, he held the position of Associate General Counsel. Before joining the company in October 2002, Mr. Creager was Vice President of Business Development for Tyco Electronics, an operating unit of Tyco International involved in the development and manufacture of electronic components. In this role, he provided the legal support for the business development initiatives of Tyco Electronics, including the acquisition of over 40 businesses. Prior to taking on these business development responsibilities at Tyco Electronics, Mr. Creager served as the General Counsel of Tyco Electronics. Prior to that, Mr. Creager served as Associate General Counsel of Raychem

Corporation, a manufacturer of electronic components, from November 1993 until August 1999, when Raychem was acquired by Tyco Electronics. Prior to his experience at Raychem, Mr. Creager was in private legal practice for nine years. Mr. Creager received a B.A. degree from The Evergreen State College, and a Masters of Philosophy degree in economics and a J.D. degree, both from Yale University.

Thomas T. Higgins joined the company in January 2005 as Executive Vice President and Chief Financial Officer. Previously, Mr. Higgins was Executive Vice President, Operations and Chief Financial Officer at V.I. Technologies, Inc. (now Panacos Pharmaceuticals, Inc.), a biotechnology company developing novel anti-infective technologies. In that position, Mr. Higgins was responsible for finance and accounting, capital financing activities, investor relations, and research and development support activities. Mr. Higgins also had responsibility for the New York-based plasma manufacturing business until its divesture in 2001. Prior to joining V.I. Technologies in 1998, Mr. Higgins was with Cabot Corporation, a global specialty chemicals company, from 1985 where he held various senior operations and finance positions during his tenure. In his last position he served as Executive Vice President of Cabot’s LNG operations, and prior to that was responsible for Cabot’s Asia Pacific carbon black operations. He also served in other senior management roles for Cabot’s Asia business. Before Cabot, Mr. Higgins was with PricewaterhouseCoopers. Mr. Higgins holds a B.B.A with honors from Boston University.

William C. Kruka joined the Company in 2002 as Vice President, Business Development. Previously, Mr. Kruka was Senior Manager of Business Development with Applied Biosystems Group, a life science tool provider. In this role, he led the business development initiatives for proteomics, including related mass spectrometry, sample preparation, chromatography and microfluidic technologies. These initiatives included developing strategy, formulating deal structures and negotiating collaborations, licensing deals and divestitures. He also chaired an internal business development council that addressed strategic and operational matters from a cross-functional business and technology perspective. Prior to Applied Biosystems, Mr. Kruka held a number of corporate business development, sales, marketing and administration positions with Applera and its predecessors, PE Corporation and The Perkin-Elmer Corporation, from 1983 to 2002.

David Manyak, Ph.D. joined the Company in 2005 as Executive Vice President, Drug Discovery Services. Previously, Dr. Manyak was Chief Executive Officer of NovaScreen Biosciences Corporation, which was acquired by the Company in October 2005, since January 1993. Dr. Manyak has more than 20 years of experience in research, financial analysis, and management of biotechnology companies. Dr. Manyak was a biotechnology industry consultant and was co-founder and former Director of GeneMedicine Inc., a gene therapy company that had its initial public offering in 1994 and has since merged to form Valentis Corp. He was previously employed by Merrill Lynch & Co. (from 1985 to 1990) as Vice President, Senior Biotechnology Industry Analyst, and held a similar position as an analyst with Value Line Inc. (from 1983 to 1985). Dr. Manyak holds a Ph.D. in Zoology/Biochemistry from Duke University and a B.A. from Brown University.

Peter F. McAree was appointed to the position of Vice President, Finance following the acquisition of Zymark. Mr. McAree joined Zymark as Chief Financial Officer in May 2001 after serving in the same capacity as an independent consultant since November 2000. From January 2000 through November 2000, Mr. McAree served as Chief Financial Officer of Iconomy.com, Inc., a commerce solutions provider. From January 1999 through December 1999 Mr. McAree was an independent consultant. From January 1997 through December 1998, Mr. McAree served as Executive Vice President and Vice President, Finance at Elcom International, Inc., a commercial distributor of personal computers, and as President of its electronic commerce software business, Elcom Systems, Inc. Prior to Elcom, Mr. McAree was Chief Financial Officer of Geerlings & Wade, Inc., a direct marketer of wine, from 1995 through 1996. Mr. McAree began his career in the Enterprise Group of Arthur Andersen, Boston, where he held various positions, most recently as Senior Manager in 1995. He received his B.S. in Accountancy from Bentley College, and is a licensed Certified Public Accountant in Massachusetts.

Auro Nair, Ph.D. was appointed Vice President, Worldwide Marketing and Sales in March 2006. He previously held the position of Vice President, Global Marketing and was appointed to the position of Vice President, North American Sales following the acquisition of Zymark, where since 1998 he had led Zymark’s North American Sales organization. Prior to his employment at Zymark, Dr. Nair managed Quality Compliance and Analytical Services at Glaxo Wellcome, Singapore, where he was responsible for all analytical chemistry support for two manufacturing plants and a pilot facility. Dr. Nair received his Ph.D. in Analytical Chemistry from the University of Oklahoma, a B.S. in Chemistry from the University of Sciences, Malaysia, and an M.B.A. from Suffolk University.

Mark T. Roskey, Ph.D. currently serves as Vice President Reagents and Applied Biology. Most recently, he held the position of Vice President, North American Sales, and was appointed to the position of Vice President, Worldwide Marketing following the acquisition of Zymark, where he had held this role since he joined Zymark in December 2001. Prior to that, Dr. Roskey worked for six years at Applied Biosystems, a life sciences company, where he served as Director of Marketing. He has more than 15 years of experience in product research, development and strategic marketing with complex biological solutions and automated instrument systems. Dr. Roskey holds a B.S. in Biology from Framingham State College, a Ph.D. in Microbiology from the University of Notre Dame and completed a postdoctoral fellowship in Molecular Immunobiology at the Harvard Medical School.

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

Information Regarding the Audit Committee

Caliper’s Board of Directors has an Audit Committee, currently composed of Mr. Billet, Dr. Bishop and Mr. Comstock.

The Board of Directors annually reviews the Nasdaq listing standards definition of independence for Audit Committee members and has determined that all members of Caliper’s Audit Committee are independent (as independence is currently defined in Rule 4350(d)(2)(A)(i) and (ii) of the Nasdaq listing standards). With Mr. Comstock’s election to the Board of Directors in September 2005, he was appointed the Audit Committee Chairperson and designated as an “audit committee financial expert,” as defined in applicable SEC rules. The Board of Directors made a qualitative assessment of Mr. Comstock’s level of knowledge and experience based on a number of factors, including his formal education and his past experience as a financial executive.

Stockholder Recommendations for Nominations of Directors

Caliper’s Board of Directors has a Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee will consider director candidates recommended by stockholders. The Committee does not intend to alter the manner in which it evaluates candidates based on whether the candidate was recommended by a stockholder or not. Stockholders who wish to recommend individuals for consideration by the Nominating and Corporate Governance Committee to become nominees for election to the Board of Directors may do so by delivering a written recommendation addressed to Caliper’s Secretary at the following address: Caliper Life Sciences, Inc., 605 Fairchild Drive, Mountain View, CA 94043. The Secretary will then forward the communication to the Nominating and Corporate Governance Committee. Submissions must include the full name of the proposed nominee, a description of the proposed nominee’s business experience for at least the previous five years, complete biographical information, a description of the proposed nominee’s qualifications as a director and a representation that the nominating stockholder is a beneficial or record owner of Caliper’s common stock. Any such submission must be accompanied by the written consent of the proposed nominee to be named as a nominee and to serve as a director if elected.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended,  requires Caliper’s directors and executive officers, and persons who own more than ten percent of a registered class of Caliper’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of Caliper. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish Caliper with copies of all Section 16(a) forms they file.

To Caliper’s knowledge, based solely on a review of the copies of such reports furnished to Caliper and written representations that no other reports were required, during the fiscal year ended December 31, 2005, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with, except as follows: Dr. Manyak filed a late report on Form 3 with respect to securities beneficially owned as of October 3, 2005, the date he became an employee of Caliper.

Code of Ethics

Caliper has adopted the Caliper Life Sciences, Inc. Code of Business Conduct and Ethics that applies to all officers, directors and employees. The Code of Business Conduct and Ethics is available on Caliper’s website at www.CaliperLS.com under “Investors.” If Caliper makes any substantive amendments to the Code of Business Conduct and Ethics or grants any waiver from a provision of the Code to any executive officer or director, Caliper will promptly disclose the nature of the amendment or waiver on its website.

Item 11. Executive Compensation

Compensation of Executive Officers

Summary of Compensation

The following table shows for the years ended December 31, 2005, 2004 and 2003, compensation awarded or paid to, or earned by, Caliper’s current Chief Executive Officer, and its other four most highly compensated executive officers at December 31, 2005 (the “Named Executive Officers”):

SUMMARY COMPENSATION TABLE

					Long-Term Compensation Awards
		Annual Compensation				Securities
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock(1)	Underlying Options	All Other Compensation

E. Kevin Hrusovsky,	2005	$396,667	$440,000	—	$250,000	40,000	$1,727
President and Chief Executive Officer(2)	2004	380,004	418,000	—	468,000	80,000	1,010
	2003	177,047	—	—	546,000	700,000	—

Thomas T. Higgins	2005	$254,167	$88,958	—	$479,375	113,500	$—
Executive Vice President and Chief Financial	2004	—	—	—	—	—	—
Officer(3)	2004	—	—	—	—	—	—

Stephen E. Creager,	2005	$219,167	$72,325	—	$84,375	13,500	$618
Vice President and General Counsel(4)	2004	210,000	69,300	—	157,950	27,000	618
	2003	199,398	32,901	—	—	23,000	—

William C. Kruka,	2005	$213,503	$76,861	—	$75,000	12,000	$76,672
Vice President, Business Development(5)	2004	206,016	81,576	—	128,700	22,000	66,726
	2003	206,016	37,083	—	—	80,000	66,726

Andrea W. Chow, Ph.D.,	2005	$198,333	$54,542	—	$62,500	10,000	$—
Vice President, Microfluidics(6)	2004	190,000	57,475	—	87,750	45,000	—
	2003	173,837	22,947	—	86,278	29,400	—

(1)	The table caption “Restricted Stock” and use of this defined term or the term “Restricted Shares” below includes both restricted common stock and restricted stock unit awards.

(2)

Mr. Hrusovsky became Caliper’s Chief Executive Officer and an employee of Caliper on July 14, 2003, in connection with the closing of Caliper’s acquisition of Zymark Corporation. In 2005, Mr. Hrusovsky was granted 40,000 restricted stock units valued at $6.25 on the date of grant, August 17, 2005. In 2004, Mr. Hrusovsky was granted 80,000 restricted stock units valued at $5.85 on the date of grant, July 30, 2004. In 2003, under the terms of his employment agreement, Mr. Hrusovsky was granted 100,000 shares of restricted common stock valued at $5.46 on the date of grant, July 14, 2003. As of December 31, 2005, Mr. Hrusovsky’s holdings included 143,750 unvested restricted shares having a value of $845,206. Mr. Hrusovsky’s 2003 restricted stock unit awards are subject to vesting over four years with 25% of the shares vesting one year from the date of grant and 6.25% of the shares vesting each quarter thereafter. Restricted stock awards to Mr. Hrusovsky in 2005 and 2004 are subject to vesting over 4 years with 25% of the shares vesting annually from the date of the grant. Mr. Hrusovsky’s “All Other Compensation” in 2005 and 2004 consisted of $1,367 and $650, respectively, for tax preparation services and $360 in each year for term life insurance premiums. Mr. Hrusovsky’s compensation in 2003 does not include compensation earned by Mr. Hrusovsky prior to the acquisition of Zymark by Caliper, which compensation included a stay bonus and success fee earned by Mr. Hrusovsky and assumed by Caliper as a liability in the acquisition of Zymark. The amount of cash consideration paid by Caliper for Zymark was reduced dollar for dollar by the amount of the stay bonus and success fee obligation. This obligation was paid by Caliper in September 2003.

(3)

Mr. Higgins became Caliper’s Chief Financial Officer and an employee of Caliper on January 10, 2005. Under the terms of his employment offer letter, Mr. Higgins was granted 50,000 restricted stock units valued at $7.90 on the date of the grant, January 10, 2005. He was additionally granted 13,500 restricted stock units valued at $6.25 on the date of the grant, August 17, 2005. As of December 31, 2005, Mr. Higgins’ holdings include 63,500 unvested restricted shares having a value of $373,380. Mr. Higgins’ January 10, 2005 restricted stock award is subject to vesting over four years with 25% of the shares vesting one year from the date of the grant and 6.25% of the shares vesting each quarter thereafter. His August 17, 2005 restricted stock award is subject to vesting over four years with 25% of the shares vesting annually from the date of the grant.

(4)

In 2005, Mr. Creager was awarded 13,500 restricted stock units valued at $6.25 on the date of the grant, August 17, 2005. In 2004, Mr. Creager was awarded 27,000 restricted stock units valued at $5.85 on the date of grant, July 30, 2004. Mr. Creager’s restricted stock awards are subject to vesting over four years with 25% of the shares vesting annually from the date of the grant. Mr. Creager’s holdings include 33,750 unvested restricted shares having a value of $198,450 at December 31, 2005. Mr. Creager’s “All Other Compensation” in 2005 and 2004 consisted of $618 for term life insurance premiums in each year.

(5)

In 2005, Mr. Kruka was awarded 12,000 restricted stock units valued at $6.25 on the date of the grant, August 17, 2005. In 2004, Mr. Kruka was awarded 22,000 restricted stock units valued at $5.85 on the date of grant, July 30, 2004. Mr. Kruka’s restricted stock awards are subject to vesting over four years with 25% of the shares vesting annually from the date of the grant. Mr. Kruka’s holdings include 28,500 unvested restricted shares having a value of $167,580 at December 31, 2005. Mr. Kruka’s “All Other Compensation” in 2005 includes $76,470 and in 2004 and 2003 includes $65,523 of loan forgiveness and associated tax gross-up related to a relocation loan described further in the section below entitled, “Certain Relationships and Related Transactions—Indebtedness of Management.” Mr. Kruka’s “All Other Compensation” in each year also included $203 for term life insurance premiums. Mr. Kruka’s date of hire was May 15, 2002.

(6)

In 2005, Dr. Chow was awarded 10,000 restricted stock units valued at $6.25 on the date of the grant, August 17, 2005. In 2004, Dr. Chow was awarded 15,000 restricted stock units valued at $5.85 on the date of grant, July 30, 2004. In 2003, Dr. Chow was awarded 16,437 restricted shares, on July 10, 2003, valued at $5.25 per share in connection with Caliper’s acquisition of Zymark. Dr. Chow’s 2004 and 2005 restricted stock awards are subject to vesting over four years with 25% of the shares vesting annually from the date of the grant. Dr. Chow’s 2003 restricted shares vested after one year. Dr. Chow’s holdings include 21,250 unvested restricted shares having a value of $124,950 at December 31, 2005.

Stock Option Grants and Exercises

As of March 31, 2006, options to purchase a total of 6,324,668 shares were outstanding under our 1999 Equity Incentive Plan and Acquisition Incentive Plan, collectively, and 2,745,044 shares remained available for future grants under these plans.

The following tables show, for the fiscal year ended December 31, 2005, certain information regarding options granted to, exercised by, and held at year-end by, the Named Executive Officers.

The exercise price of each option was equal to the closing sales price of Caliper’s common stock as reported on the Nasdaq Stock Market for the last market trading day prior to the date of grant. The exercise price may be paid in cash, in shares of Caliper’s common stock valued at fair market value on the exercise date or through a cashless exercise procedure involving a same-day sale of the purchased shares. With the exception of options to purchase 100,000 shares granted to Mr. Higgins upon his employment, the options granted to Caliper’s executive officers in 2005 vest over four years with 25% of the shares vesting annually from the date of grant. Each of the options has a 10-year term, subject to earlier termination if the optionee’s service with us ceases. Under certain circumstances following a change of control, the vesting of such option grants may accelerate and become immediately exercisable. See the section entitled “Employment, Severance and Change of Control Arrangements” below for a description of Caliper’s agreements with Named Executive Officers concerning stock options that have been granted to them.

The potential realizable value is calculated based on the ten-year term of the option at the time of grant. Stock price appreciation of 5% and 10% is assumed pursuant to rules promulgated by the Securities and Exchange Commission and does not represent Caliper’s prediction of its stock price performance. The potential realizable values at 5% and 10% appreciation are calculated by assuming that the stock price on the date of grant appreciates at the indicated annual rate, compounded annually for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated stock price. On April 25, 2006, the closing sales price of Caliper’s common stock was $6.14.

Percentages shown under “Percentage of Total Options to Employees in 2005” are based on an aggregate of 518,965 options granted to employees, consultants and directors of Caliper under its stock option plans during 2005.

	Option Grants in Last Fiscal Year
	Individual Grants				Potential Realizable
	Number of				Value at Assumed
	Shares	Percentage of			Annual Rates of Stock
	Underlying	Total Options	Exercise		Price Appreciation for
	Option	to Employees	Price	Expiration	Option Term
Name	Granted	in 2005	Per Share	Date	5%	10%

E. Kevin Hrusovsky	40,000	7.71%	$6.25	08/16/2015	$157,223	$398,436
Stephen E. Creager	13,500	2.60%	$6.25	08/16/2015	$53,063	$64,128
Andrea W. Chow, Ph.D.	10,000	1.93%	$6.25	08/16/2015	$39,306	$99,609

William C. Kruka	12,000	2.31%	$6.25	08/16/2015	$47,167	$119,531
Thomas T. Higgins	100,000	19.27%	$7.90	01/09/2015	$496,827	$1,404,502
Thomas T. Higgins	13,500	2.60%	$6.25	08/16/2015	$53,063	$1,117,734

Aggregated Option/SAR Exercises in Last Fiscal Year, and Fiscal Year-End Option/SAR Values

The following table presents the number and value of securities underlying unexercised options that are held as of December 31, 2005 by each of the individuals listed in the Summary Compensation Table.

Amounts shown under the column “Value Realized” are based on the closing sales price of Caliper’s common stock as reported on the Nasdaq Stock Market on the date of exercise, less the exercise price. Amounts shown under the column “Value of Unexercised In-the-Money Options at December 31, 2005” are based on the closing price of Caliper’s common stock of $5.88 on December 31, 2005 as reported on the Nasdaq Stock Market, less the exercise price, without taking into account any taxes that may be payable in connection with the transaction, multiplied by the number of shares underlying the option.

	Number of Securities Underlying Unexercised Options at December 31, 2005		Value of Unexercised In-the-Money Options at December 31, 2005
Name	Exercisable	Unexercisable	Exercisable	Unexercisable

E. Kevin Hrusovsky	447,916	372,084	$178,375	$118,025
Stephen E. Creager	102,852	60,648	181,989	52,951
Andrea W. Chow	81,433	40,557	96,839	10,045
William C. Kruka	150,241	63,759	118,189	57,971
Thomas T. Higgins	—	113,500	—	—

Compensation of Directors

Non-employee directors receive (1) a fee for attendance at each Board of Directors meeting of $2,500 per meeting if attended in person, or $1,000 if attended by phone or videoconference, and (2) a fee for attendance on telephonic conference calls to discuss matters relating to Caliper at which all directors are requested to attend but that are not official meetings of the Board of Directors, in the amount of $1,000 per conference call. Non-employee directors also received for their service on the Board of Directors an annual retainer of $15,000, payable quarterly in arrears. This annual retainer is in addition to the per-meeting fees described above. The Chair of the Audit Committee also receives an annual retainer of $5,000 and each other member of the Audit Committee receives an annual retainer of $3,000. The Chairs of the Compensation Committee and the Nominating and Corporate Governance Committee each also receive an annual retainer of $2,500 and each other member of these Committees receives an annual retainer of $1,000, in all cases payable quarterly in arrears. Non-employee directors receive no cash compensation for attendance at committee meetings. Employee directors (Mr. Hrusovsky and Dr. Kisner) receive no cash compensation for attendance at Board of Directors or committee meetings. All directors are reimbursed for expenses in connection with attendance at Board of Directors and committee meetings.

Each of Caliper’s non-employee directors also receives stock option grants under the 1999 Non-Employee Directors’ Stock Option Plan. The number of shares of common stock that may be issued pursuant to options granted under the directors’ plan is 549,023 and is increased one day after each annual meeting of stockholders by the greater of 0.3% of the outstanding shares on a fully-diluted basis or the number of shares that could be issued under options granted under the directors’ plan during the prior 12-month period. The directors’ plan is administered by Caliper’s Board of Directors, unless the Board of Directors delegates administration to a committee comprised of not less than two members of the Board of Directors. Options granted under the directors’ plan are not intended to qualify as incentive stock options under the Internal Revenue Code.

Option grants under the directors’ plan are non-discretionary. Pursuant to the current terms of the directors’ plan, each person who is first elected as a non-employee director will automatically be granted an option to purchase 25,000 shares of common stock upon such election. The initial grant will be fully exercisable upon the date of grant and will vest monthly over five years. Shares received upon exercise are restricted and may not be sold until vested. In addition, one day after each annual meeting of Caliper’s stockholders, each non-employee director will automatically receive another option if the recipient has been a non-employee director for at least the prior six months. The annual grant will cover 14,000 shares for the Chairman of the Board of Directors and 7,000 shares for all other non-employee directors, and will be fully exercisable upon the date of grant and will vest in 12 months. The exercise price of options granted under the directors’ plan is equal to 100% of the fair market value of the common stock subject to the option on the date of the grant, and the term of options granted under the directors’ plan is ten years.

During the last fiscal year, Caliper granted options to purchase a total of 53,000 shares of Caliper’s common stock to Caliper’s non-employee directors, including 25,000 options at an exercise price per share of $6.82, and 28,000 options at an exercise price of $6.95. One non-employee director received initial grants to purchase 25,000 shares of common stock, and four other non-employee directors each received an annual option grant to purchase 7,000 shares of Caliper’s common stock. Dr. Kisner, as the Chairman of the Board of Directors and an employee-director, was granted an option to purchase 14,000 shares of Caliper’s common stock at an exercise price per share of $6.95 under the 1999 Equity Incentive Plan. As of March 31, 2006, a total of 245,400 options have been granted under the directors’ plan, of which 85,600 options have been cancelled or have expired, and 7,000 options have been exercised.

As part of Caliper’s ongoing program of research and development, Caliper entered into an annual renewable consulting agreement with Dr. David V. Milligan, Caliper’s Vice-Chairman of the Board of Directors, effective January 1, 2004. Under the terms of the consulting agreement, Dr. Milligan agreed to provide consulting services to Caliper in certain fields described in the agreement, and Caliper agreed to pay Dr. Milligan $30,000 per year, payable monthly.

We have entered into an employment agreement with Dr. Kisner in connection with his service as Chairman of the Board of Directors. See the section below entitled “Employment, Severance and Change of Control Agreements” for a description of Dr. Kisner’s agreement.

Employment, Severance and Change of Control Agreements

Employment Agreement with Mr. Hrusovsky.  In June 2003, Caliper entered into an employment agreement with Mr. E. Kevin Hrusovsky to serve as President and Chief Executive Officer at a base salary of $380,004 a year starting upon the closing of Caliper’s acquisition of Zymark, which occurred in July 2003. Mr. Hrusovsky’s current annual base salary is $416,000, which was approved at the recommendation of the Compensation Committee of the Board by Caliper’s Board of Directors in March 2006 . Pursuant to the terms of the employment agreement, Mr. Hrusovsky is eligible to earn an annual incentive bonus in the target amount of 100% of his then-current base salary, less standard withholdings and deductions. The annual incentive bonus will be determined by the Board of Directors and may be increased or decreased based on Caliper’s achievement of certain performance milestones and financial targets for the calendar year. Mr. Hrusovsky was also granted an option to purchase 700,000 shares of Caliper’s common stock at an exercise price of $5.46 per share. This option vests over four years with 25% of the shares vesting one year from the date of the employment date and 2.08% of the shares vesting each month thereafter. In addition, Mr. Hrusovsky was granted 100,000 shares of Caliper’s restricted stock. These shares vest over four years with 25% of the shares vesting one year from the date of the employment agreement and 6.25% of the shares vesting each quarter thereafter. The employment agreement is at-will, and provides that if Mr. Hrusovsky is terminated without cause (other than in connection with a change in control), he will be paid his base salary for 18 months in semi-monthly installments, he will be reimbursed for health insurance premiums at his then-current rate of coverage for 18 months, and he will receive accelerated vesting of 18 months for his outstanding options and restricted shares. If Mr. Hrusovsky voluntarily terminates his employment for good reason within 13 months of a change of control, he will receive the severance benefits and accelerated vesting benefits described below in the section entitled “Change of Control and Severance Plan.”

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

•                  Benefit Continuation.  Continued provision of Caliper’s standard medical and dental benefit insurance coverages at standard staff rates for the period of salary continuation specified above; and

•                  Partial Vesting Acceleration of Equity Awards.  On the date of the covered termination, vesting acceleration of an additional 30 months for all outstanding stock options granted and restricted stock units, restricted stock, performance shares or other equity awards issued by Caliper prior to the Change of Control to such covered officer.

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

Employment Agreement with Dr. Kisner.  In July 2002 Caliper entered into an employment agreement with Dr. Daniel Kisner pursuant to which Dr. Kisner agreed to serve as Chairman of the Board of Directors. The employment agreement with Dr. Kisner is at-will. In December 2003, Caliper entered into an amendment to this employment agreement with Dr. Kisner which provides that effective January 1, 2004, Dr. Kisner will be paid $50,000 on an annual basis to serve as Chairman of the Board of Directors. The amended agreement also provides that if Dr. Kisner is terminated without cause, or if he voluntarily terminates his employment within three months following a constructive termination, he will be reimbursed for health insurance premiums at his then-current rate of coverage for 12 months, and he will receive accelerated vesting of 12 months for all of his outstanding options, provided any such severance payments and health care reimbursement payments will cease once Dr. Kisner commences full-time employment with another business entity. If Dr. Kisner is terminated without cause, or if he voluntarily terminates his employment following a constructive termination, within 13 months of a change of control, in addition to the severance benefits listed above, he will receive accelerated vesting of at least 24 months for all of his outstanding options.

Consulting Agreements.  In January 2004, Caliper entered into a consulting agreement with Dr. David Milligan, a member of our Board of Directors, to provide consulting services. During the term of the agreement, Dr. Milligan will be paid $30,000 on an annual basis in twelve monthly installments. In addition, Dr. Milligan will be reimbursed for travel and other out-of-pocket costs reasonably incurred in the course of performing services pursuant to such agreement.

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee reviews and recommends to the Board of Directors the compensation and benefits of all of Caliper’s officers, and reviews general policy relating to compensation and benefits of all of Caliper’s employees. The Compensation Committee also reviews and makes recommendations to the Board of Directors regarding the issuance of stock options and other awards under Caliper’s stock plans. Presentation and review of compensation for Caliper’s officers, stock plans, and benefit plans are generally completed with the participation of the full Board of Directors. All members of Caliper’s Compensation Committee are independent (as independence is currently defined in Rule 4200(a)(15) of the Nasdaq listing standards).

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the ownership of Caliper’s common stock as of March 31, 2006, by: (i) each director and nominee for director; (ii) each of the executive officers named in the Summary Compensation Table; (iii) all executive officers and directors of Caliper as a group; and (iv) all those known by Caliper to be beneficial owners of more than five percent of its common stock.

	Shares Issuable Pursuant	Beneficial Ownership(1)
Beneficial Owner	to Options, Restricted Stock Units and Other Securities Exercisable within 60 days of March 31, 2006	Number of Shares (Including Number Shown in First Column)	Percentage of Total
Directors And Executive Officers

E. Kevin Hrusovsky	537,082	667,907	1.94%
Stephen E. Creager	119,039	123,375	*
Andrea W. Chow, Ph.D.	87,959	94,714	*
William C. Kruka	170,610	185,411	*
Thomas T. Higgins	34,375	42,131	*
Daniel L. Kisner, M.D.(2)(12)	640,021	748,122	2.17%
Robert C. Bishop, Ph.D.(12)	46,000	46,000	*
Van Billet(3)(12)	32,000	32,000	*
Allan L. Comstock(12)	25,000	26,000	*
David V. Milligan, Ph.D.(4)(12)	54,210	110,832	*
Kathryn A. Tunstall(12)	32,000	32,000	*
5% Stockholders
Xenogen Corporation(5)	1,716,494	5,889,960	16.54%
The Berwind Company LLC(6)	—	3,150,000	9.30%
Dimensional Fund Advisors Inc.(7)	—	2,426,037	7.16%
LeRoy C. Kopp(8)	—	1,974,280	5.83%
Millenco, L.P.(9)	—	1,917,857	5.66%
Platinum Asset Management Limited(10)	—	3,365,274	9.93%
Royce & Associates, LLC(11)	—	3,465,800	10.23%
All directors and executive officers as a group (19 persons)	2,313,919	3,436,892	9.49%

*              Represents beneficial ownership of less than 1% of the outstanding shares of Caliper’s common stock.

(1)

This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the Securities and Exchange Commission (the “SEC”). Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, Caliper believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 33,888,701 shares outstanding on March 31, 2006, adjusted as required by the SEC.

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

(5)

Each of the Caliper securities indicated as beneficially owned by Xenogen Corporation is also indicated as being beneficially owned in the table above by The Berwind Company LLC or one or more of our directors or executive officers. Xenogen has entered into voting agreements dated as of February 10, 2006, with certain of our stockholders which provide that the signatory will vote (or cause to be voted) in person or by proxy all shares of Caliper common stock held by such signatory in favor of the issuance of shares of Caliper common stock in connection with the proposed merger of Caliper and Xenogen and the transactions contemplated by the Agreement and Plan of Merger, dated as of February 10, 2006, among Caliper, Caliper Holdings, Inc., and Xenogen. Xenogen does not admit that it is the beneficial owner of any of the Caliper securities referred to herein for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended, or any other purpose, and such beneficial ownership is expressly disclaimed. Xenogen’s address is 860 Atlantic Avenue, Alameda, CA 94501.

(6)	The Berwind Company LLC is headquartered at 5 Hog Island Road, Philadelphia, PA 19153.

(7)

Represents shares held as of February 1, 2006 by a number of funds for which Dimensional Fund Advisors Inc. acts as investment advisor. Dimensional Fund Advisors Inc. disclaims beneficial ownership of these shares. Dimensional Fund Advisors Inc. is located at 1299 Ocean Avenue, 11th Floor, Santa Monica, CA 90401.

(8)

Represents shares beneficially owned, including through three entities: Kopp Investment Advisors LLC (KIA), an investment advisor; Kopp Holding Company LLC (KHC), which owns KIA; and Kopp Holding Company, which owns KHC and which is controlled by LeRoy C. Kopp. Each of these entities report a mixture of shared and sole voting and investment power. Represents shares beneficially owned as of January 18, 2006. The address of all of these reporting persons is 7701 France Avenue South, Suite 500, Edina, MN 55435.

(9)

Represents shares beneficially owned, including through three entities, Millenco LP, Millennium Management LLC, a general partner of Millenco, and Israel A. Englander managing member of Millennium Management. Millenco, LP is located at 666 Fifth Avenue, 8th Floor, New York, NY 10013.

(10)

Represents shares held as of March 6, 2006 by a number of funds managed by Platinum Asset Management Limited. Platinum Asset Management is located at Level 4, 55 Harrington Street, Sydney, Australia 2000.

(11)	Royce & Associates, LLC is located at 1414 Avenue of the Americas, New York, NY 10019.

(12)

A portion of the shares in the column captioned “Number of Shares (Including Number Shown in First Column)”, represented by shares issuable pursuant to options included in the column captioned “Shares Issuable Pursuant to Options, Restricted Stock Units and Other Securities Exercisable within 60 days of March 31, 2006”, are unvested and subject to automatic forfeiture under certain circumstances.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides certain information with respect to all of Caliper’s equity compensation plans in effect as of December 31, 2005.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column(a))* (c)
Equity compensation plans approved by security holders	5,430,395	$6.58	4,118,639
Equity compensation plans not approved by security holders	950,988	$6.42	199,012
Total	6,381,383	$6.55	4,317,651

*                                         On the day after each annual meeting of our stockholders until the year 2010, the aggregate number of shares of common stock available for issuance under the 1999 Non-Employee Directors’ Stock Option Plan automatically increases by that number of shares equal to the greater of (i) three-tenths of one percent of the diluted shares outstanding or (ii) the number of shares of common stock subject to options granted during the prior 12-month period, provided that the Board of Directors may provide for a lesser increase. On the day after each annual meeting of our stockholders until the year 2010, the aggregate number of shares of common stock available for issuance under the 1999 Employee Stock Purchase Plan automatically increases by that number of shares equal to the greater of (i) five-tenths of one percent of the diluted shares outstanding or (ii) the number of shares of common stock sold pursuant to rights during the prior 12-month period, provided that the Board of Directors may provide for a lesser increase. On the day after each annual meeting of our stockholders until the year 2010, the aggregate number of shares of common stock available for issuance under the 1999 Equity Incentive Plan automatically increases by that number of shares equal to the greater of (i) five percent of the diluted shares outstanding or (ii) the number of shares of common stock subject to stock awards granted during the prior 12-month period, provided that the Board of Directors may provide for a lesser increase.

The following equity compensation plans of Caliper that were in effect as of December 31, 2005 were adopted without the approval of Caliper’s stockholders: 2001 Non-Statutory Stock Option Plan (the “2001 Plan”), and the Acquisition Equity Incentive Plan (the “Acquisition Plan”).

In December 2001, our Board of Directors adopted the 2001 Plan. A total of 500,000 shares of common stock has been reserved for issuance under this plan. As of December 31, 2005, options to purchase a total of 350,988 shares were outstanding, and 149,012 shares remained available for future grants under the 2001 Plan.

In July 2003, our Board of Directors adopted the Acquisition Plan in connection with our acquisition of Zymark. A total of 900,000 shares of common stock has been reserved for issuance under this plan. As of December 31, 2005, 193,750 restricted shares and options to purchase a total of 600,000 shares were outstanding, and 50,000 shares remained available for future grants, under the Acquisition Plan.

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

Under the 2001 Plan, the Board may grant only non-statutory options with an exercise price as determined by the Board. The maximum option term is 10 years. The Board may provide for exercise periods of any length in individual option grants. However, generally an option terminates three months after the option holder’s service to our affiliates and to us terminates.

If we dissolve or liquidate, then any outstanding options under the 2001 Plan will terminate immediately prior to the event. If we sell, lease or dispose of all or substantially all of our assets, or are acquired pursuant to a merger or consolidation, then the surviving entity may assume or substitute all outstanding awards under the 2001 Plan. If the surviving entity does not assume or substitute these awards, then generally the vesting and exercise ability of the stock awards will accelerate.

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

Under the Acquisition Plan, the Board may grant non-statutory options and restricted stock, with an exercise price as determined by the Board. The maximum option term is 10 years. The Board may provide for exercise periods of any length in individual option grants. However, generally an option terminates three months after the option holder’s service to our affiliates and to us terminates.

If we dissolve or liquidate, then any outstanding options under the Acquisition Plan will terminate immediately prior to the event. If we sell, lease or dispose of all or substantially all of our assets, or are acquired pursuant to a merger or consolidation, then the surviving entity may assume or substitute all outstanding awards under the Acquisition Plan. If the surviving entity does not assume or substitute these awards, then generally the vesting and exercise ability of the stock awards will accelerate.

Item 13. Certain Relationships and Related Transactions

Indebtedness of Management.  In July 1999, Caliper loaned Dr. Daniel L. Kisner, then Caliper’s Chief Executive Officer and currently Caliper’s Chairman of the Board of Directors, $425,000 in connection with the purchase of a residence. In July 2000, Caliper increased the loan amount by $75,000 to a total of $500,000. The loan had a maximum term of six years with an annual interest rate of 5.96%. Dr. Kisner repaid the outstanding loan balance of $148,213 in full with interest on July 29, 2005.

In May 2002, Caliper loaned William Kruka, Caliper’s Vice President, Business Development, $145,937 to cover relocation and housing costs in connection with his acceptance of employment with Caliper. The loan bears annual interest at 3.21% and provides for annual forgiveness in lieu of repayment at the discretion of Caliper’s Chief Executive Officer, based upon Mr. Kruka’s performance. As of December 31, 2005, the remaining balance of the loan was forgiven, the taxable portion of which, $42,709, was included in Mr. Kruka’s “All Other Compensation” in 2005 along with an associated tax gross-up.

Stock Options.  See the section above entitled “Executive Compensation” for a description of stock options granted to Caliper’s directors and executive officers and employment agreements entered into with Caliper’s executive officers.

Indemnification Agreements.  Caliper has entered into indemnification agreements with Caliper’s directors and officers for the indemnification of these persons to the full extent permitted by law. Caliper also intends to execute these agreements with future directors and officers.

Consulting and Other Agreements.  See section above entitled “Employment, Severance and Change of Control Agreements for a description of certain consulting and agreements entered into with certain executive officers and directors.

Item 14. Principal Accountant Fees and Services

The following table represents aggregate fees billed to Caliper for fiscal years ended December 31, 2005 and December 31, 2004, by Ernst & Young LLP, Caliper’s independent registered public accounting firm.

	Fiscal Year Ended
	2005	2004
	(In thousands)
Audit Fees	$934	$832
Audit-related Fees	—	—
Tax Fees	88	67
All Other Fees	—	—
Total Fees	$1,022	$899

Audit Fees.  Consists of fees billed for professional services rendered for the audit of Caliper’s financial statements and review of the interim financial statements included in quarterly reports, Section 404 attest services, and services that are normally provided by Ernst & Young LLP in connection with statutory and regulatory filings or engagements. During 2005, the increase in fees was due to audit services related to Caliper’s acquisition of NovaScreen Biosciences Corporation.

Audit-Related Fees.  Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of Caliper’s financial statements and are not reported under “Audit Fees.”

Tax Fees.  Consists of fees billed for professional services for tax compliance, tax advice and tax planning. During each of the fiscal years ended December 31, 2005 and 2004, these services included the preparation and review of Caliper’s income tax returns and general tax advice and planning.

All Other Fees.  Consists of fees for products and services other than the services described above.

The Audit Committee has determined that the rendering of the services other than audit services by Ernst & Young LLP is compatible with maintaining the principal accountant’s independence.

All fees for services rendered in 2005 described above were approved by the Audit Committee.

Pre-Approval Policies and Procedures

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to the Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

CALIPER LIFE SCIENCES, INC.

By:	/s/ E. KEVIN HRUSOVSKY
E. Kevin Hrusovsky
Chief Executive Officer

Date:  April 28, 2006

INDEX TO EXHIBITS

Exhibit Number	Description of Document
31.3	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.