Form 10-Q
period 2006-03-31
CALIPER LIFE SCIENCES INC
filed 2006-05-10
CIK 1014672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2006.

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

NUMBER OF SHARES OF COMMON STOCK OUTSTANDING ON April 30, 2006: 33,932,069

CALIPER LIFE SCIENCES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CALIPER LIFE SCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(unaudited)

	March 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$7,023	$8,096
Marketable securities	19,817	23,129
Restricted cash	667	479
Accounts receivable, net	17,341	19,532
Inventories	12,260	11,061
Prepaid expenses and other current assets	3,147	2,657

Total current assets	60,255	64,954

Restricted cash	2,933	3,145
Property and equipment, net	11,739	12,019
Intangibles, net	15,569	16,822
Goodwill	60,866	60,866
Other assets	1,866	403

Total assets	$153,228	$158,209

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,336	$5,318
Accrued compensation	5,185	6,774
Other accrued liabilities	7,614	8,117
Deferred revenue and customer deposits	8,312	7,990
Current portion of accrued restructuring	2,851	2,872
Current portion of long-term obligations	125	133

Total current liabilities	29,423	31,204

Noncurrent portion of long-term obligations	292	320
Noncurrent portion of accrued restructuring	3,645	4,358
Other noncurrent liabilities	3,866	3,503
Deferred tax liability	386	386

Stockholders’ equity:
Preferred stock	—	—
Common stock	34	34
Additional paid-in capital	300,963	302,412
Deferred stock-based compensation	—	(3,003)
Accumulated deficit	(185,555)	(181,106)
Accumulated other comprehensive income	174	101

Total stockholders’ equity	115,616	118,438

Total liabilities and stockholders’ equity	$153,228	$158,209

See accompanying notes.

CALIPER LIFE SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2006	2005
Revenues:
Product revenue	$14,698	$13,138
Service revenue	5,043	3,256
License fees and contract revenue	2,558	2,008

Total revenue	22,299	18,402

Costs and expenses:
Cost of product revenue	9,789	8,831
Cost of service revenue	2,839	1,661
Research and development	4,458	4,019
Selling, general and administrative	8,476	7,769
Amortization of intangible assets	1,254	898
Restructuring charges, net	42	90

Total costs and expenses	26,858	23,268

Operating loss	(4,559)	(4,866)
Interest income, net	191	232
Other income (expense), net	53	(212)

Loss before income taxes	(4,315)	(4,846)
Provision for income taxes	(134)	(84)

Net loss	$(4,449)	$(4,930)

Net loss per common share, basic and diluted	$(0.13)	$(0.16)
Shares used in computing net loss per common share, basic and diluted	33,518	30,453

See accompanying notes.

CALIPER LIFE SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2006	2005
Operating activities
Net loss	$(4,449)	$(4,930)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	2,037	1,729
Stock-based compensation expense, net	1,286	415
Non-cash restructuring charge, net	42	90
Foreign currency exchange losses (gains)	(62)	197
Changes in operating assets and liabilities:
Accounts receivable	2,271	4,337
Inventories	(1,155)	(1,036)
Prepaid expenses and other current assets	(405)	(944)
Accounts payable and other accrued liabilities	(94)	351
Accrued compensation	(1,451)	(2,223)
Deferred revenue and customer deposits	294	802
Other noncurrent liabilities	442	1
Payments of accrued restructuring obligations, net	(776)	(868)

Net cash from operating activities	(2,020)	(2,079)

Investing activities
Purchases of marketable securities	(7,219)	(2,972)
Proceeds from sales of marketable securities	364	2,959
Proceeds from maturities of marketable securities	10,237	2,037
Other assets	(408)	—
Restricted cash, net	24	483
Purchases of property and equipment	(2,145)	(801)

Net cash from investing activities	853	1,706

Financing activities
Payments of obligations under sale-leaseback arrangements	—	(169)
Payments of long-term obligations	(37)	—
Proceeds from issuance of common stock	116	621

Net cash from financing activities	79	452

Effect of exchange rates on changes in cash and cash equivalents	15	(96)
Net decrease in cash and cash equivalents	(1,073)	(17)
Cash and cash equivalents at beginning of period	8,096	9,441

Cash and cash equivalents at end of period	$7,023	$9,424

See accompanying notes.

CALIPER LIFE SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006

(Unaudited)

1. Summary of Significant Accounting Principles

Basis of Presentation

Caliper Life Sciences, Inc. (“Caliper”) uses its core technologies of liquid handling, automation, and LabChip microfluidics to create enabling solutions for the life sciences industry. These products perform laboratory experiments for use in the pharmaceutical and other industries. Caliper currently operates in one business segment, the development and commercialization of life science instruments and related consumables and services for use in drug discovery and other life sciences research and development.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Certain prior period amounts have been reclassified to conform to the current period presentation. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For example, Caliper typically experiences higher revenues in the second half of its fiscal year as a result of capital spending patterns of its customers. The consolidated balance sheet as of December 31, 2005, has been derived from audited financial statements as of that date. For further information, refer to the financial statements and notes thereto included in Caliper’s Annual Report on Form 10-K for the year ended December 31, 2005.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

General Policy

Caliper recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable, and collectibility is reasonably assured. Revenue is recognized on product sales when goods are shipped under Caliper’s standard terms of “FOB origin.” Revenues on shipments subject to customer acceptance provisions are recognized only upon customer acceptance, provided all other revenue recognition criteria are met. In general, sales made by Caliper do not include general return rights or privileges.  In the limited circumstance where a right of return exists, Caliper recognizes revenue when the right has lapsed.  Revenue from services offered by Caliper is generally recognized as the services are performed (or, as applicable, ratably over the contract service term in the case of annual maintenance contracts). Based upon Caliper’s prior experience, sales returns are not significant, and therefore a general provision for sales returns or other allowances is not recorded at the time of sale. Provision is made at the time of sale for estimated costs related to Caliper’s warranty obligations to customers.

Revenue arrangements with multiple contractual elements, which consist primarily of (i) sales of our products and associated accessories, (ii) services, including installation, training and annual maintenance, and (iii) licenses to use our technology, are divided into separate units of accounting if the deliverables in the arrangement meet certain criteria under Emerging Issues Task Force (EITF) Issue 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21). The criteria applied to multiple element arrangements are whether a) each delivered element has standalone value to the customer, b) there is objective and reliable evidence of fair value of the undelivered elements, and, if applicable, c) delivery or performance of the undelivered elements is probable and within the control of Caliper. Arrangement consideration is allocated among the separate units of accounting based on their relative fair values.  Revenue allocated to each unit of accounting is recognized in accordance with the requirements of SAB 104, “Revenue Recognition (a replacement of SAB 101)” (SAB 104).

Cash received from customers as advance deposits for undelivered products and services, including contract research and development services, is recorded within customer deposits until revenue is recognized.  Revenue related primarily to annual maintenance contracts and remaining undelivered performance obligations associated with product sales separately accounted for under EITF 00-21 is deferred and recognized upon completion of the underlying performance criteria.

Contract Revenue

Revenue from contract research and development services is recognized as earned based on the performance requirements of the contract. Non-refundable contract fees, which are neither time and materials- or time and expense-based, nor tied to substantive milestones, are recognized using the proportional performance method, subject to the consideration of the guidance in SAB 104.

License and Royalty Fees

Revenue from license fees is recognized when the earnings process is complete and no further obligations exist. If further obligations exist, the license fee is recognized ratably over the obligation period. Royalties under licenses are recorded as earned in accordance with contract terms, when third-party results are reliably measured and collectibility is reasonably assured.

Warranty Obligations

At the time revenue is recognized, Caliper establishes an accrual for estimated warranty expenses associated with sales, recorded as a component of cost of revenue. Caliper offers a one-year limited warranty on instrumentation products and a 90-day warranty on chips, which is included in the sales price of many of its products. Caliper’s standard limited warranty covers repair or replacement of defective goods, a preventative maintenance visit on certain products, and telephone-based technical support. No upgrades are included in the standard warranty. In accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others,” provision is made for estimated future warranty costs at the time of sale. Factors that affect Caliper’s warranty liability include the number of installed units, historical and anticipated rates of warranty claims, and cost per claim. Caliper periodically assesses the adequacy of its recorded warranty liabilities and adjusts amounts as necessary.

Changes in Caliper’s warranty obligation are as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Balance, at beginning of period	$1,555	$1,436
Warranties issued during the period	702	359
Settlements made during the period	(555)	(343)

Balance at end of period	$1,702	$1,452

Net Loss Per Share

Basic earnings per share is calculated based on the weighted-average number of common shares outstanding during the period. Diluted earnings per share would give effect to the dilutive effect of common stock equivalents consisting of stock options, unvested restricted stock, unvested restricted stock units, warrants and contingently issuable shares (calculated using the treasury stock method).

Common stock equivalents equal to 7.8 million and 7.3 million shares (prior to the application of the treasury stock method) were excluded from the computation of net loss per share in each of the three months ended March 31, 2006 and 2005, respectively, as they would have had an antidilutive effect due to Caliper’s net loss. Common stock equivalents used to determine net loss per share in 2006 also exclude contingently issuable shares and shares held in escrow in connection with the NovaScreen acquisition (see Note 2).

Stock-Based Compensation

On January 1, 2006, Caliper adopted Statement of Financial Accounting Standard No. 123R, “Share-Based Payment” (“SFAS 123R”), which requires all share-based payments to be recognized in the income statement as an operating expense, based on their fair values.   Caliper’s share-based payment arrangements within the scope of SFAS 123R include options, restricted stock and other forms of stock bonuses, including restricted stock units, awarded under its option plans, and its Employee Stock Purchase Plan (“ESPP”) which enables participating employees to purchase Caliper’s stock at a discount from fair market value.  Caliper has applied the modified prospective method in adopting SFAS 123R. For stock option awards and ESPP purchases, we estimate the fair value of share-based payments using the Black-Scholes-Merton formula and, for all share-based payments made after the adoption of SFAS 123R, recognize the resulting compensation expense using a straight-line recognition method over the applicable service period of each award.  The fair value of restricted stock awards (including restricted stock units) is determined based upon the fair market value of Caliper’s stock on the date of grant. For restricted stock and restricted stock unit awards granted prior to January 1, 2006, we continued to recognize the resulting compensation expense under the accelerated expense attribution method.  Periods prior to adoption have not been restated.  However, certain classification changes have been applied (see “Reclassifications” below).  Under the modified prospective method, compensation cost recognized in the three-month period ended March 31, 2006 includes (a) compensation cost for all share-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standard No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation”, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Prior to the adoption of SFAS 123R, forfeitures of unvested awards were accounted for in the period in which they occurred.  Effective with the adoption of SFAS 123R, Caliper estimates prospective forfeitures in determining compensation cost to be recognized.  Caliper applied an expected forfeiture rate of 5% to unvested stock options for which expense was recognized during the three months ended March 31, 2006.

Prior to adopting SFAS 123R, Caliper accounted for its stock options and equity awards in accordance with the intrinsic value method under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  Accordingly, prior to January 1, 2006, no compensation expense is recognized in Caliper’s financial statements for stock-based compensation granted to employees, which had an exercise price equal to the fair value of the underlying common stock on the date of grant.

Caliper accounts for options issued to non-employees in accordance with the provisions of SFAS 123R and EITF No. 96-18, “Accounting for Equity Instruments that are issued to other than Employees for Acquiring, or in Conjunction with Selling Goods or Services.” For the three months ended March 31, 2006 and 2005, compensation expense related to stock-based compensation issued to non-employees was not material.

As a result of adopting SFAS 123R on January 1, 2006, Caliper’s operating loss and net loss for the quarter ended March 31, 2006 is $811,000 greater than if it had continued to account for share-based compensation under APB No. 25.  Basic and diluted net loss per share for the quarter ended March 31, 2006 would have been $0.02 lower if Caliper had not adopted SFAS 123R. The adoption of SFAS 123R had no impact on cash flows.

Stock-based compensation expense is included within costs and expenses as follows (in thousands):

	Three Months Ended March 31,
	2006	2005

Cost of product revenue	$127	$39
Cost of service revenue	25	7
Research and development	240	82
Selling, general and administrative	894	287

Total	$1,286	$415

The following table illustrates the effect on net loss and net loss per share for the quarter ended March 31, 2005 as if Caliper had applied the fair value-based method to that period (in thousands, except per share data):

Net loss:
As reported	$(4,930)
Add: Stock-based compensation expense included in reported net loss	415
Deduct: Total stock-based compensation expense determined under fair value based method	(2,613)
Pro forma net loss	$(7,128)
Net loss per share:
As reported:
Basic and diluted	$(0.16)
Pro forma:
Basic and diluted	$(0.23)

The fair value of each option award issued under Caliper’s equity plans is estimated on the date of grant using a Black-Scholes-Merton based option pricing model that uses the assumptions noted in the following table.  Expected volatilities are based on historical volatility of Caliper’s stock.  The expected term of the options is based on Caliper’s historical option exercise data taking into consideration the exercise patterns of the option holder during the option’s life.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect on the date of the grant.

	Three Months Ended March 31,
	2006	2005

Expected volatility (%)	45	63
Risk-free interest rate (%)	4.80	3.96
Expected term (years)	4.3	4.1
Expected dividend yield (%)	—	—

A summary of option activity under the Plans as of March 31, 2006, and changes during the period then ended is as follows:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)

Outstanding at December 31, 2005	6,993,421	5.98
Granted	729,000	4.95
Exercised	(88,903)	3.33
Vested	(18,750)	0.00
Un-vested repurchases	(6,858)	0.00
Canceled	(27,826)	7.84
Outstanding at March 31, 2006	7,580,084	5.92	5.83	$14,381
Exercisable at March 31, 2006	4,722,052	6.86	5.09	$8,326

During the quarter ended March 31, 2006, Caliper granted its employees 564,000 options at a weighted average grant date fair value of $2.73, and 165,000 restricted stock units at a weighted average grant date fair value of $6.39. The total intrinsic value of options exercised during the three months ended March 31, 2006 was approximately $226,000.

As of March 31, 2006, there was $9.8 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the Plans.  That cost is expected to be recognized over a weighted-average period of 2.6 years.

Reclassifications

Amounts in the 2005 financial statements have been reclassified to conform to the 2006 financial statement presentation.  The 2006 presentation includes the reclassification of restructuring-related accretion charges from interest expense, as previously reported, to the restructuring line item within the accompanying consolidated statement of operations.  In addition, foreign currency exchange losses (gains) have been reclassified within the statement of cash flows from effect of exchange rates to cash from operating activities.  Also, the current portion of restricted cash has been reclassified on a separate line in the consolidated balance sheet, where it had previously been included within cash and cash equivalents.  The adoption of SFAS 123R resulted in the reversal of $3.0 million of deferred stock compensation to additional paid-in capital within stockholders’ equity.  In addition, employee stock-based compensation expense, which was previously disclosed as a separate income statement line item, has been reflected within costs and expenses in accordance with SFAS 123R.  These reclassifications had no effect on previously reported net loss, total stockholders’ equity or net loss per share.

2. Acquisitions

NovaScreen Biosciences Corporation

On October 3, 2005, Caliper completed the acquisition of NovaScreen Biosciences Corporation (“NovaScreen”) for $23.3 million, including $17.6 million in Caliper common stock, $4.4 million of cash and $1.3 million of estimated direct acquisition costs. The value of the common stock issued was calculated in accordance with the terms of the merger agreement and EITF No. 99-12, “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination.” Ten percent (10%) of the consideration payable to the former stockholders of NovaScreen has been placed into escrow for a twelve-month period to cover any potential indemnification claims. NovaScreen shareholders can also earn up to an additional $8.0 million contingent on the achievement of defined revenue milestones over the 30-month period immediately following the closing date of the acquisition. If earned, the additional consideration will be treated as additional purchase price and recorded as goodwill. The closing consideration was paid, and future contingent consideration is payable, at a ratio of 80% Caliper common stock and 20% cash. Caliper issued 2,576,933 shares of common stock for the purchase of NovaScreen and reserved 1,124,450 shares of common stock for future issuance in connection with the potential achievement of these milestone events.

As of March 31, 2006, NovaScreen revenues did not meet the minimum requirement associated with a $3.0 million contingent milestone payment (milestone date of April 3, 2006) to the former NovaScreen shareholders, leaving $5.0 million of remaining contingent payments tied to future milestones over the next 24-month period.

NovaScreen’s operations, assumed as of the date of the acquisition, are included in the results of operations of Caliper beginning on October 3, 2005. The acquisition was accounted for as a purchase in accordance with SFAS No. 141, “Business Combinations,” and Caliper accordingly allocated the estimated purchase price of NovaScreen based upon the fair value of net assets acquired and liabilities assumed. The components and allocation of the purchase price, which is expected to be finalized within one-year of the date of the acquisition subject to potential contingent payments, consisted of the following (in thousands):

Cash and cash equivalents	$1,015
Other current assets	1,574
Other assets	919
Liabilities assumed	(2,057)
Identifiable intangible assets	8,148
Goodwill	13,651

$23,250

Unaudited pro forma operating results for Caliper for the three months ended March 31, 2005, assuming the acquisition was completed as of January 1, 2005, would be as follows (in thousands, except per share amounts):

Revenue	$20,786
Operating loss	(4,671)
Net loss	(4,816)
Basic and diluted loss per share	(0.15)
Pro forma weighted average shares assumed	33,030

The unaudited pro forma financial information is presented for informational purposes only, and is not necessarily indicative of Caliper’s operating results had the acquisition been completed on the date for which the pro forma results give effect.  The pro forma results principally reflect the pro forma impact of intangibles amortization.

Xenogen Corporation

On February 13, 2006, Caliper announced a definitive agreement to merge with Xenogen Corporation (“Xenogen”). Under the agreement, Caliper will issue up to approximately 13.2 million common shares of common stock and warrants to purchase approximately 5.125 million shares of common stock, currently valued at approximately $81.0 million, in exchange for all of Xenogen’s equity securities outstanding at the closing. The warrants will have a term of five years from the closing and an exercise price of $6.79 per share. The final exchange ratios for the issuance of common shares and warrants will be based on the capitalization of Xenogen at the closing of the proposed transaction.

3. Inventories

 Inventories are stated at the lower of cost (determined on a first-in, first-out basis, or “FIFO”) or market. Amounts are removed from inventory and recognized as a component of cost of sales on a FIFO basis. Inventories consist of the following (in thousands):

	March 31,	December 31,
	2006	2005
Raw material	$5,822	$5,075
Work-in-process	963	762
Finished goods	5,475	5,224

Inventories	$12,260	$11,061

4. Comprehensive Loss

Comprehensive loss is as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Net loss	$(4,449)	$(4,930)
Unrealized gain (loss) on marketable securities	65	(76)
Foreign currency translation gain (loss)	8	(108)

Comprehensive loss	$(4,376)	$(5,114)

5. Restructuring Activities

The accrued restructuring obligation as of March 31, 2006 includes remaining liabilities related to two facilities in Mountain View, California as a result of the following restructuring activities:

•      In November 2003, Caliper consolidated instrument manufacturing and research and development facilities, and recognized a $7.4 million charge for estimated remaining lease costs through June 2008.

•      In June 2004, Caliper partially consolidated research and development facilities, and recognized a $2.1 million charge for estimated remaining lease costs through June 2008.

•      In December 2004, as a result of identifying additional efficiencies, Caliper was able to achieve further consolidation of its research and development facilities.  In addition, Caliper revised its estimate of the sublease income potential of its idle facilities.  Caliper recognized an additional $3.6 million charge as a result of these activities.

•      In December 2005, Caliper recognized a $1.4 million restructuring credit to reflect the net present value of future sublease rental income based upon subleases entered into for portions of its two idle facilities.

The following table summarizes the restructuring accrual activity during the three months ended March 31, 2006 (in thousands):

Facility Lease Accrual
Balance, December 31, 2005	$7,230
Interest accretion	73
Payments	(807)

Balance, March 31, 2006	$6,496

Minimum monthly lease and operating expense payments under the two idle facility leases are currently $300,000, subject to escalation through expiration of the leases in June 2008 at an average rate of 3.6%. The restructuring liability as of March 31, 2006 reflects the minimum future payment obligations related to base lease rentals and operating charges over the remaining lease lives through June 30, 2008, net of anticipated sublease income, discounted at 5%, as follows (in thousands):

Years ending December 31:
2006 (9 months)	$2,359
2007	3,200
2008	1,604

Total minimum lease and principal payments	7,163
Less: Amount representing interest	667

Present value of future payments	6,496
Less: Current portion of obligations	2,851

Non-current portion of obligations	$3,645

The facility closures were accounted for in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” pursuant to which Caliper recorded a liability equal to the fair value of the remaining lease payments as of the cease-use date for each of the closed facilities. Fair value was determined based upon the discounted present value of remaining lease rentals (5% discount rate used) for the space no longer occupied, considering sub lease income at each point in time.

6. Stockholders’ Equity

During 2006, Caliper issued 102,909 shares of common stock, increasing the total shares outstanding as of March 31, 2006 to 33,888,701. The increase in shares relates to shares issued as a result of the exercise of stock options and vesting of restricted stock units.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of March 31, 2006 and for the three-month periods ended March 31, 2006 and March 31, 2005 should be read in conjunction with our financial statements included in this Quarterly Report on Form 10-Q and Management’s Discussion and Analysis of Financial Condition and Results of Operations and our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005.

The discussion in this report contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to these differences include those discussed under the caption “Risk Factors” below, as well as those discussed elsewhere. The cautionary statements made in this report should be read as applying to all related forward-looking statements wherever they appear in this report.

Executive Summary

Business

Caliper uses its core technologies of liquid handling, automation, LabChip microfluidics and drug discovery services to create enabling solutions for the life sciences industry.

Within the life sciences industry, we are currently pursuing two major markets: drug discovery and development, and diagnostics. In the drug discovery and development market, our products address many new challenges faced by pharmaceutical and biotechnology companies. These challenges include late-stage drug failures, increased research and development spending yielding fewer new drugs and, more recently, drugs being removed from the market due to unforeseen side effects that were not discovered in pre-launch research and development or clinical trials. Our products help researchers make better choices earlier in their drug discovery process, increase the speed and efficiency of their high-throughput screening efforts, and enable profiling experiments that can identify drug side effects earlier in the drug discovery process. With the acquisition of NovaScreen in October 2005, we have the capability to perform high-throughput screening and compound profiling services where our customers face internal capacity or instrument limitations. With respect to diagnostics markets, we believe that our LabChip technologies may help reduce the high cost of many diagnostic tests, and particularly molecular diagnostic tests, through integration and miniaturization of the various steps required to carry out these tests. We are presently primarily working with collaboration partners in this area, although these projects are still in the feasibility or early development stages.

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

On February 13, 2006, we announced that we had entered into a definitive merger agreement on February 10, 2006 to acquire Xenogen Corporation, a maker of advanced imaging systems including instruments, biological solutions and software designed to accelerate drug discovery and development. Under the agreement, we will issue up to approximately 13.2 million common shares and approximately 5.125 million warrants to purchase Caliper common shares in exchange for all of Xenogen’s equity securities outstanding at the closing. As of February 10, 2006, the aggregate value of the Caliper shares and warrants to be issued in connection with the merger was approximately $81 million. The acquisition is expected to significantly advance our capabilities as a leading provider of tools and services that increase the productivity and clinical relevance of life sciences research, and is expected to accelerate our revenue growth and profitability. The integration of molecular tool technologies presents a key opportunity to improve drug discovery research. As highlighted in the FDA Critical Path Initiative, biomarker research and better experimentation models are essential to improve predictability and efficiency along the critical path from laboratory to commercial drug. The combination of our proprietary microfluidic technology and automation expertise with Xenogen’s proprietary imaging technology addresses these key research needs by creating molecular level solutions that encompass in vitro (test tube) to in vivo (living organism) research. These technologies offer exceptional data quality and productivity advantages, and combining them to offer a highly correlated suite of products and services should result in earlier, clinically relevant insights in the drug discovery process. The transaction is subject to customary conditions, including the approval of Xenogen and our stockholders, as well as standard regulatory approvals, and is expected to close in the third quarter of 2006.

The acquisition of Xenogen remains subject to substantial risks and uncertainties, as follows:

•    Xenogen’s stockholders or Caliper’s stockholders may not approve the transaction, the necessary regulatory approval may not be obtained or the companies may be required to modify aspects of the transaction to achieve regulatory approval, or the transaction otherwise may not close; prior to the closing of the proposed acquisition, the businesses of the companies may suffer due to uncertainty;

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

Overview of First Quarter 2006

During the first quarter of 2006, we achieved total revenue of $22.3 million which was within the range of our projection of $21.0 to $23.0 million. Our total revenues grew by 21%, or 24%, excluding unfavorable foreign exchange movements, compared to the first quarter of 2005.  Our microfluidics products, including the LabChip 3000 and LabChip 90 instruments, were significant contributors to this increase.  We placed 13 LabChip instrument systems with customers during the first quarter of 2006 compared to four systems in the first quarter of 2005.  On a cumulative basis, our installed base of LabChip instrument systems now exceeds 130 units. The increase in total revenue also reflects our NovaScreen drug discovery screening operation which we acquired during the fourth quarter of 2005.

Our liquid handling and lab automation revenues were relatively flat during the first quarter of 2006 compared to the first quarter of 2005.   This is due mainly to weakness in our direct channel sales in North America as a result of constrained capital spending and increased competition, offset by strength in our international operations.  The North America conditions may continue to have an impact in subsequent quarters. In addition, we had no additional sales to Affymetrix during the first quarter of 2006 of the GeneChip® Array Station (“GCAS”) system, which we manufacture and supply to Affymetrix on an OEM basis.  In 2005, Affymetrix announced that it was working to resolve low production yields and other technical issues associated with its Mapping 500K Set Array product. We believe these issues have indirectly impacted GCAS end-user purchases, since the users of this product are also expected to be users of the GCAS systems. We anticipate that these conditions may continue in the second quarter, although we expect to see improvement and further GCAS placements in the second half of 2006. We are continuing to develop our indirect channel opportunities under our Caliper Driven program of partnering and out-licensing our intellectual property to expand adoption of microfluidics technology.

Recently acquired NovaScreen accounted for approximately 13 percentage points of our total revenue growth of 21% in the first quarter of 2006.  During the first quarter we released the first assay panel developed at NovaScreen, for the LabChip 3000, which is being marketed under the name Kinase Advisor™.  We are continuing to expand our inventory of kinase assays for the LabChip 3000.  We anticipate continued growth in our drug discovery screening and profiling services over the remainder of 2006.

Critical Accounting Estimates

The critical accounting policies used in the preparation of our financial statements that we believe affect our more significant judgments and estimates used in the preparation of our consolidated financial statements presented in this report are described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. There have been no material changes to the critical accounting policies, other than the adoption of Statement of Financial Accounting Standard No. 123R, “Share-Based Payment” (“SFAS 123R”).

On January 1, 2006, the Company adopted SFAS 123R, which requires all share-based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on their fair values.

The Company estimates the fair value of each option award on the date of grant using a Black-Scholes-Merton based option-pricing model.  Various assumptions are used in these estimations, including:

•                  Expected volatility, which is based on historical volatility of the Company’s stock

•                  Expected option term, which is based on the Company’s historical option exercise data taking into consideration the exercise patterns of the option holders during the option’s life

•                  Risk-free interest rate, based on the U.S. Treasury yield curve in effect at the time of the grant

•                  Forfeiture rate

A 10% unfavorable change in expected volatility and option term, which represent the most sensitive and judgmental assumptions, would not have a material effect on our financial statements.  In addition, the Company applied an expected forfeiture rate of 5% to unvested awards in comparison to a historical forfeiture rate of 12%.  Use of the historical forfeiture percentage would not have a material effect on our financial statements.

Prior to adopting SFAS 123R, the Company accounted for stock-based compensation under APB No. 25, as permitted by SFAS 123.  The Company has applied the modified prospective method in adopting SFAS 123R.  Accordingly, periods prior to adoption have not been restated.

The implementation of SFAS 123R has had no adverse affect on our balance sheet or total cash flows, but it does impact our operating expenses, net loss and net loss per share.  Because we are not restating periods prior to adoption, comparability between periods has been affected.  Additionally, management uses estimates of and assumptions about forfeiture rates, volatility and interest rates to calculate stock-based compensation.  Changing these estimates could materially affect our operating results.

Results of Operations for the Three Months Ended March 31, 2006 and 2005

Revenue

	Three Months Ended March 31,
(In thousands)	2006	2005	$ Change	% Change
Product revenue	$14,698	$13,138	1,560	12%

Service revenue	5,043	3,256	1,787	55%

License fees and contract revenue	2,558	2,008	550	27%

Total revenue	$22,299	$18,402	$3,897	21%

Total Revenue. Our total revenue increase during the first quarter of 2006 compared to the first quarter of 2005 resulted primarily from increased LabChip instrument sales and increased service revenue from screening and profiling services provided by NovaScreen, which we acquired in October 2005. Foreign currency exchange rate movements had a $566,000, or 3 percentage point, unfavorable impact on total revenue in the first quarter of 2006 in comparison to first quarter of 2005.

Product Revenue.  Product revenue increased during the first quarter of 2006 compared to the first quarter of 2005 primarily due to increased sales of LabChip 3000 and LabChip 90 drug discovery instruments.  During the first quarter of 2006, we placed a total of 13 LabChip systems with customers, in comparison to a total of 4 systems during the first quarter of 2005.  Sales of other drug discovery products during the first quarter of 2006 were flat on an overall net basis in comparison to the first quarter of 2005.  Sales of Twister instruments and the purchase, by Affymetrix, of a software upgrade for the GCAS system offset the decline in Caliper Sciclone instrument sales. We had no additional sales to Affymetrix during the first quarter of 2006 of the GeneChip® Array Station (“GCAS”) system, which we manufacture and supply to Affymetrix on an OEM basis.  In 2005, Affymetrix announced that it was working to resolve low production yields and other technical issues associated with its Mapping 500K Set Array product.  We believe these issues have indirectly impacted GCAS end-user purchases, since the users of this product are also expected to be users of the GCAS systems. We anticipate that these conditions may continue in the second quarter, although we expect to see improvement and further GCAS placements in the second half of 2006.  Overall, we experienced 14% growth in our drug discovery product line, which represented 74% of total product revenue.    Drug development and specialty products, which represented 25% of product revenue in the first quarter of 2006, grew by approximately 10% in comparison to the first quarter of 2005 due to sales of our MultiDose and TurboVap products.  In April 2006, we announced the launch of our new TPW3 tablet processing workstation, which is expected to favorably impact drug development instrument sales over the remainder of 2006.  Revenue performance in our non-microfluidic product reflects weakness in our direct channel sales in North America offset by strength in Europe.  The North America conditions may continue to have an impact in subsequent quarters.  We continue to develop our indirect channel opportunities under our Caliper Driven program of partnering and out licensing our intellectual property to expand adoption of our microfluidics technology.

Service Revenue. Drug discovery screening, profiling services and assay development services provided by NovaScreen accounted for the majority of the increase in service revenue during the first quarter of 2006 in comparison to the first quarter of 2005.

License Fees and Contract Revenue. Total license fees and contract revenue increased during the first quarter of 2006 in comparison to the first quarter of 2005 primarily as a result of SBIR grant research projects that are being conducted by NovaScreen.  Collaborative funding and license revenues were relatively unchanged from 2005.

Costs of Revenue

	Three Months Ended March 31,
(In thousands)	2006	2005	$ Change	% Change
Product	$9,789	$8,831	$958	11%

Service	2,839	1,661	1,178	71%

Total cost of revenue	$12,628	$10,492	$2,136	20%

Cost of Product Revenue.  Cost of product revenue increased during the first quarter of 2006 in comparison to the first quarter of 2005, primarily as a result of increased product sales, including the effects of LabChip instruments which have a proportionately higher finished goods material cost.  In addition to higher material costs, cost of product revenue increased $88,000 due to the adoption of SFAS 123R.

Cost of Service Revenue.  Cost of service revenue increased during the first quarter of 2006 primarily as a result of costs associated with NovaScreen service revenues, which were new to Caliper in 2006 in comparison to the first quarter of 2005.

Gross Margins.  Our gross margin on product revenue was 33.4% in the first quarter of 2006, as compared to 32.8% in the first quarter of 2005. The improvement over 2005 was due primarily to greater absorption of manufacturing costs on top of modestly reduced labor and overhead spending related to chip manufacturing.  In addition, the adoption of SFAS 123R had a 0.6 percentage point unfavorable impact on product gross margin during the first quarter of 2006 in comparison to the first quarter of 2005.  Gross margin on service revenue was 43.7% for the three months ended March 31, 2006, as compared to 49.0% in 2005.  The decrease from 2005 reflects the combination of a higher level of costs spread across Caliper’s instrument service revenues, which were unchanged overall, and the effects of NovaScreen.  As service revenues increase, we expect to see increased gross margin on service revenues.

Expenses

	Three Months Ended March 31,
(In thousands)	2006	2005	$ Change	% Change
Research and development	$4,458	$4,019	$439	11%

Selling, general and administrative	8,476	7,769	707	9%

Amortization of intangible assets	1,254	898	356	40%

Restructuring charges, net	42	90	(48)	(53)%

Research and Development Expenses. In 2006, the net increase in research and development expenses was comprised of $0.2 million in stock-based compensation expense related to the adoption of SFAS 123R and $0.5 million of incremental costs stemming from our purchase of NovaScreen, offset by a $0.3 million decrease in staff-related costs, primarily related to reduced headcount within the instrumentation group to align resources with current projects.  As part of our Caliper Driven program, we may undertake yet-to-be identified projects that could cause our R&D costs to increase as a percentage of revenue, although such increased spending may be fully or partially funded by our commercial partners.

Selling, General and Administrative Expenses.  In 2006, the net increase in selling, general and administrative expenses was comprised of $0.6 million in stock-based compensation related to the adoption of SFAS 123R and $0.4 million of incremental costs stemming from our purchase of NovaScreen, offset by a $0.3 million decrease primarily related to reduced selling and marketing cost for tradeshow, advertising and depreciation charges on demonstration equipment.

Amortization of Intangible Assets. Amortization of intangible assets relates to the intangible assets acquired in the NovaScreen acquisition in October 2005 and the Zymark acquisition in 2003. The expense increase during the first quarter of 2006 resulted from the NovaScreen acquisition.

Restructuring Charges. We incurred restructuring charges in 2006 and 2005 related to accretion charges from the facility closures in Mountain View.  During 2006, these charges were offset by sub-lease income that we recognized on a cash basis.

Interest and Other Expense, Net

	Three Months Ended March 31,
(In thousands)	2006	2005	$ Change	% Change
Interest income, net	$191	$232	$(41)	(18)%
Other income (expense), net	53	(212)	265	125%

Interest Income, Net.  Interest income decreased in 2006 primarily due to lower cash, cash equivalents and marketable securities balances, on average, over the previous period due to cash used in operating and investing activities.

Other Income, Net.  Other income, net in 2006 and 2005 resulted primarily from gains and losses associated with marking-to-market  account balances denominated in non-U.S. currencies. During 2006, we incurred foreign currency transaction gains of approximately $62,000 compared to transaction losses of $197,000 in 2005.

Liquidity and Capital Resources

As of March 31, 2006, we had $27.5 million in cash, cash equivalents, marketable securities and short-term restricted cash, as compared to $31.7 million as of December 31, 2005.

Cash Flows

	Three Months Ended March 31,
(In thousands)	2006	2005	$ Change
Cash provided by (used in)
Operating Activities	$(2,020)	$(2,079)	$59
Investing Activities	853	1,706	(853)
Financing Activities	79	452	(373)

Operating Activities.  In the first quarter of 2006, cash used in operations was relatively unchanged from the first quarter of 2005. During the three months ended March 31, 2006, we used $2.0 million of cash for operating activities, which included lease payments of approximately $0.8 million related to our idled facilities in Mountain View, California.  Changes in working capital and other noncurrent liabilities used $0.1 million of cash, which includes $1.5 million of cash provided by tenant reimbursement funding from our Hopkinton, Massachusetts landlord.  Our loss from operations accounted for the remaining $1.1 million use of cash during the period.

Investing Activities.  In the first quarter of 2006, net proceeds from sales and maturities of marketable securities generated $3.4 million of cash which we used for operations and property and equipment purchases.  Our primary investing activities included purchases of property and equipment of $2.1 million, of which the majority related to facility improvements made to our Hopkinton, Massachusetts headquarters. We received offsetting funding of $1.5 million from our landlord in the first quarter of 2006, as noted within Operating Activities above.

Financing Activities.  In the first quarter of 2006, cash provided by financing activities decreased as a result of a $0.5 million reduction of proceeds from option exercises and other issuances of common stock and $0.1 million reduction in payments made under sale-leaseback and other obligations.

Contractual Obligations

The commitments under leases and other obligations are described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. There have been no material changes to our commitments as of March 31, 2006.

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

•      the potential need to develop, acquire or license new technologies and products; and

•      other factors not within our control.

Based on current plans, we believe that our current cash balances will be sufficient to fund our operations at least through the end of 2007.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

Our primary market risk exposures are foreign currency fluctuation and interest rate sensitivity. There have been no material changes to the information included under Item 7A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Item 4. Controls and Procedures

We evaluated our “disclosure controls and procedures” as defined by Exchange Act Rules 13a-15(e) and 15d-15(e), as of March 31, 2006. This evaluation was done under the supervision and with the participation of Caliper’s management, including our chief executive officer and our chief financial officer.

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

Based on their evaluation as of March 31, 2006, the chief executive officer and the chief financial officer have concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Limitations on the Effectiveness of Disclosure Controls and Procedures. Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Caliper have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in internal controls.   No changes in our internal control over financial reporting identified in connection with the evaluation of such internal control occurred during the first quarter of 2006, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1. Legal Proceedings

Commencing on June 7, 2001, Caliper and three of its officers and directors (David V. Milligan, Daniel L. Kisner and James L. Knighton) were named as defendants in three securities class action lawsuits filed in the United States District Court for the Southern District of New York. The cases have been consolidated under the caption In re Caliper Technologies Corp. Initial Public Offering Securities Litigation, 01 Civ. 5072 (SAS) (GBD). Similar complaints were filed against approximately 300 other public companies that conducted IPO’s of their common stock during the late 1990s (the “IPO Lawsuits”). On August 8, 2001, the IPO Lawsuits were consolidated for pretrial purposes before United States Judge Shira Scheindlin of the Southern District of New York. Together, those cases are denominated In re Initial Public Offering Securities Litigation, 21 MC 92(SAS). On April 19, 2002, a Consolidated Amended Complaint was filed alleging claims against Caliper and the individual defendants under Sections 11 and 15 of the Securities Act of 1933, and under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as well as Rule 10b-5 promulgated thereunder. The Consolidated Amended Complaint also names certain underwriters of Caliper’s December 1999 initial public offering of common stock. The Complaint alleges that these underwriters charged excessive, undisclosed commissions to investors and entered into improper agreements with investors relating to aftermarket transactions. The Complaint seeks an unspecified amount of money damages. Caliper and the other issuers named as defendants in the IPO Lawsuits moved on July 15, 2002, to dismiss all claims on multiple grounds. By Stipulation and Order dated October 9, 2002, the claims against Messrs. Milligan, Kisner and Knighton were dismissed without prejudice. On February 19, 2003, the Court granted Caliper’s motion to dismiss all claims against it. Plaintiffs were not given the right to replead the claims against Caliper. The time to appeal the dismissal has not yet expired. In May 2003, a Memorandum of Understanding was executed by counsel for plaintiffs, issuers and their insurers setting forth the terms of a settlement that would result in the termination of all claims brought by plaintiffs against the issuers and individual defendants named in the IPO Lawsuits. On July 7, 2003, a Special Litigation Committee of the Caliper Board of Directors approved the settlement terms described in that Memorandum of Understanding, which was subsequently set forth in definitive Settlement Agreement among the settling parties. On February 15, 2005, Judge Scheindlin issued an order granting preliminary approval of the settlement, subject to certain modifications. The parties agreed to those modifications and on August 31, 2005, Judge Scheindlin issued an order granting preliminary approval of the settlement as modified and certifying settlement classes. The fairness hearing for final approval of the settlement was held on April 24, 2006. As of May 9, 2006, Judge Scheindlin had not issued any order regarding the Court’s decision with respect to the final approval of the settlement. The final resolution of this litigation is not expected to have a material impact on Caliper.

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

Caliper’s future revenue growth depends to a significant extent on sales by Affymetrix of the GCAS automated target preparation system, which is based on the Caliper Sciclone liquid handling instrument. If end-user demand for this product is not as strong as anticipated by Affymetrix, Caliper’s revenue targets may not be achieved.

In collaboration with Affymetrix, we have developed a new automated system for the preparation of nucleic acid target material to be applied to Affymetrix’s GeneChip® devices, which system is based on our Sciclone liquid handling instrument. Affymetrix began to ship the commercial version of the GCAS system during the third quarter of 2005. Under the terms of the collaboration agreement, Affymetrix will market and sell the GCAS system. Affymetrix announced in 2005 that low initial-production yields of its commercial Mapping 500K Set Array had constrained shipment volumes for this product. Because users of Affymetrix’s Mapping 500K Set Array product are also expected to be users of the GCAS systems, if Affymetrix continues to have low production volumes for this product or experiences difficulties in launching other GeneChip® applications, the demand for GCAS systems will be adversely affected. In addition, Affymetrix may experience other difficulties in the marketing, sale, and support of the GCAS system. For all of these reasons, our revenues from the sale of GCAS systems could be less than anticipated. In addition, because the GCAS system is a relatively new product for which there is limited commercial experience, there can be no assurance that the demand for this product will materialize as expected.

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

Our business is highly competitive and our growth is dependent upon market growth and our ability to enhance our existing products, introduce new products on a timely basis and offer our customers products that provide a more complete solution. One of the ways we may address the need to develop new products is through acquisitions of complementary businesses and technologies, such as our acquisition of Zymark in July 2003, our acquisition of NovaScreen in October 2005, and our anticipated acquisition of Xenogen. From time to time, we consider and evaluate potential business combinations involving our acquisition of another company and transactions involving the sale of our company through, among other things, a possible merger or consolidation of our business into that of another entity.

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

We have experienced significant operating losses each year since our inception and we expect to incur an operating loss in 2006. We may never achieve profitability. As of March 31, 2006, Caliper had an accumulated deficit of approximately $185.6 million. Our losses have resulted principally from costs incurred in research and development and product marketing and from general and administrative costs associated with our operations. These costs have exceeded our cumulative cash proceeds which, to date, have been generated principally from product sales, collaborative research and development agreements, technology access fees, license fees, litigation settlement proceeds and interest income on cash and investment balances.

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

Utilization of the federal and state net operating losses and credits may be subject to a substantial limitation due to the change in ownership provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization. As described in Note 1, on February 13, 2006 Caliper announced a definitive agreement to acquire Xenogen Corporation (“Xenogen”, NASDAQ: XGEN) This acquisition will ultimately result in Xenogen shareholders’ owning approximately one-third of Caliper and will likely result in a change of ownership that will cause pre-merger losses to be subject to limitation. The amount of limitation has not yet been determined. Because of our lack of earnings history and the uncertainty of realizing these net operating losses, the deferred tax assets have been fully offset by a valuation allowance.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

EXHIBIT INDEX

Item 6. Exhibits

Exhibit Number	Description of document
3.1(1)	Amended and Restated Certificate of Incorporation of Caliper.

3.2(2)	Certificate of Designation Of Series A Junior Participating Preferred Stock.

3.3(3)	Restated Bylaws of Caliper.

3.4(4)	Amendment No. 1 to Bylaws of Caliper.

4.2(5)	Specimen Stock Certificate.

4.3(6)	Rights Agreement, dated as of December 18, 2001, between Caliper and Wells Fargo Bank Minnesota, N.A., as Rights Agent.

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

32.1*	Certification of Chief Executive Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2*	Certification of Chief Financial Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

(1)	Previously filed as the like-numbered Exhibit to Form 10-Q for the quarterly period ended March 31, 2004 and incorporated by reference herein.

(2)	Previously filed as Exhibit 4.1 to Current Report on Form 8-K filed December 19, 2001 and incorporated by reference herein.

(3)	Previously filed as Exhibit 3.4 to our Registration Statement on Form S-1, as amended, File No. 333-88827, filed on October 12, 1999 and incorporated by reference herein.

(4)	Previously filed as the like-numbered Exhibit to Form 10-K for the year ended December 31, 2002 and incorporated by reference herein.

(5)	Previously filed as the like-numbered Exhibit to Annual Report on Form 10-K for the annual period ended December 31, 2004 and incorporated by reference herein.

(6)	Previously filed as Exhibit 99.2 to Current Report on Form 8-K filed December 19, 2001 and incorporated by reference herein.

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

CALIPER LIFE SCIENCES, INC.

Date: May 10, 2006	By:	/s/ E. Kevin Hrusovsky
E. Kevin Hrusovsky
Chief Executive Officer and President

	By:	/s/ Thomas T. Higgins
Thomas T. Higgins
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of document
3.1(1)	Amended and Restated Certificate of Incorporation of Caliper.

3.2(2)	Certificate of Designation Of Series A Junior Participating Preferred Stock.

3.3(3)	Restated Bylaws of Caliper.

3.4(4)	Amendment No. 1 to Bylaws of Caliper.

4.2(5)	Specimen Stock Certificate.

4.3(6)	Rights Agreement, dated as of December 18, 2001, between Caliper and Wells Fargo Bank Minnesota, N.A., as Rights Agent.

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

32.1*	Certification of Chief Executive Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2*	Certification of Chief Financial Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

(1)	Previously filed as the like-numbered Exhibit to Form 10-Q for the quarterly period ended March 31, 2004 and incorporated by reference herein.

(2)	Previously filed as Exhibit 4.1 to Current Report on Form 8-K filed December 19, 2001 and incorporated by reference herein.

(3)	Previously filed as Exhibit 3.4 to our Registration Statement on Form S-1, as amended, File No. 333-88827, filed on October 12, 1999 and incorporated by reference herein.

(4)	Previously filed as the like-numbered Exhibit to Form 10-K for the year ended December 31, 2002 and incorporated by reference herein.

(5)	Previously filed as the like-numbered Exhibit to Annual Report on Form 10-K for the annual period ended December 31, 2004 and incorporated by reference herein.

(6)	Previously filed as Exhibit 99.2 to Current Report on Form 8-K filed December 19, 2001 and incorporated by reference herein.

*

The certifications attached as Exhibits 32.1 and 32.2 accompanies this Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Caliper for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.