Form 10-Q
period 2006-06-30
CALIPER LIFE SCIENCES INC
filed 2006-08-09
CIK 1014672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2006.

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

NUMBER OF SHARES OF COMMON STOCK OUTSTANDING ON July 31, 2006: 34,202,845

CALIPER LIFE SCIENCES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CALIPER LIFE SCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(unaudited)

	June 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$9,477	$8,096
Marketable securities	14,288	23,129
Restricted cash	667	479
Accounts receivable, net	13,959	19,532
Inventories	14,747	11,061
Prepaid expenses and other current assets	2,607	2,657

Total current assets	55,745	64,954

Restricted cash	2,733	3,145
Property and equipment, net	12,453	12,019
Intangibles, net	14,314	16,822
Goodwill	60,866	60,866
Other assets	2,375	403

Total assets	$148,486	$158,209

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,068	$5,318
Accrued compensation	4,518	6,774
Other accrued liabilities	7,496	8,117
Deferred revenue and customer deposits	6,796	7,990
Current portion of accrued restructuring	2,845	2,872
Current portion of long-term obligations	116	133

Total current liabilities	24,839	31,204

Noncurrent portion of long-term obligations	264	320
Noncurrent portion of accrued restructuring	2,941	4,358
Other noncurrent liabilities	3,909	3,503
Deferred tax liability	386	386

Stockholders’ equity:
Preferred stock	—	—
Common stock	34	34
Additional paid-in capital	303,453	302,412
Deferred stock-based compensation	—	(3,003)
Accumulated deficit	(187,620)	(181,106)
Accumulated other comprehensive income	280	101

Total stockholders’ equity	116,147	118,438

Total liabilities and stockholders’ equity	$148,486	$158,209

See accompanying notes.

CALIPER LIFE SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues:
Product revenue	$12,310	$12,443	$27,008	$25,581
Service revenue	5,389	3,600	10,432	6,856
License fees and contract revenue	6,627	4,290	9,185	6,298

Total revenue	24,326	20,333	46,625	38,735

Costs and expenses:
Cost of product revenue	8,825	9,059	18,614	17,890
Cost of service revenue	2,740	1,745	5,579	3,405
Research and development	4,928	4,580	9,386	8,599
Selling, general and administrative	8,929	8,094	17,405	15,863
Amortization of intangible assets	1,254	898	2,509	1,796
Restructuring charges, net	32	86	73	176

Total costs and expenses	26,708	24,462	53,566	47,729

Operating loss	(2,382)	(4,129)	(6,941)	(8,994)
Interest income, net	180	236	371	468
Other income (expense), net	225	(245)	278	(458)

Loss before income taxes	(1,977)	(4,138)	(6,292)	(8,984)
Provision for income taxes	(88)	(48)	(222)	(132)

Net loss	$(2,065)	$(4,186)	$(6,514)	$(9,116)

Net loss per share, basic and diluted	$(0.06)	$(0.14)	$(0.19)	$(0.30)
Shares used in computing net loss per common share, basic and diluted	33,695	30,586	33,607	30,520

See accompanying notes.

CALIPER LIFE SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2006	2005
Operating activities
Net loss	$(6,514)	$(9,116)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	4,155	3,515
Stock-based compensation expense, net	2,659	842
Non-cash restructuring charge, net	73	176
Foreign currency exchange (gains) losses	(290)	440
Changes in operating assets and liabilities:
Accounts receivable	5,865	3,739
Inventories	(3,523)	(2,585)
Prepaid expenses and other current assets	180	(974)
Accounts payable and other accrued liabilities	(1,634)	1,492
Accrued compensation	(1,966)	(1,700)
Deferred revenue and customer deposits	(1,325)	(114)
Other noncurrent liabilities	485	249
Payments of accrued restructuring obligations, net	(1,518)	(1,737)

Net cash from operating activities	(3,353)	(5,773)

Investing activities
Purchases of marketable securities	(11,769)	(4,214)
Proceeds from sales of marketable securities	6,285	3,759
Proceeds from maturities of marketable securities	14,413	4,559
Other assets	(1,842)	(319)
Restricted cash, net	224	(1,273)
Purchases of property and equipment	(3,715)	(2,713)

Net cash from investing activities	3,596	(201)

Financing activities
Payments of obligations under sale-leaseback arrangements	—	(301)
Payments of long-term obligations	(74)	—
Proceeds from issuance of common stock	1,050	1,316

Net cash from financing activities	976	1,015

Effect of exchange rates on changes in cash and cash equivalents	162	(337)
Net increase (decrease) in cash and cash equivalents	1,381	(5,296)
Cash and cash equivalents at beginning of period	8,096	10,403

Cash and cash equivalents at end of period	$9,477	$5,107

See accompanying notes.

CALIPER LIFE SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Certain prior period amounts have been reclassified to conform to the current period presentation. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For example, Caliper typically experiences higher revenues in the second half of its fiscal year as a result of capital spending patterns of its customers. The consolidated balance sheet as of December 31, 2005, has been derived from audited financial statements as of that date. For further information, refer to the financial statements and notes thereto included in Caliper’s Annual Report on Form 10-K for the year ended December 31, 2005.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

General Policy

Caliper recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable, and collectibility is reasonably assured. Revenue is recognized on product sales when goods are shipped under Caliper’s standard terms of “FOB origin.” Revenues on shipments subject to customer acceptance provisions are recognized only upon customer acceptance, provided all other revenue recognition criteria are met. In general, sales made by Caliper do not include general return rights or privileges.  In the limited circumstance where a right of return exists, Caliper recognizes revenue when the right has lapsed.  Based upon Caliper’s prior experiences, sales returns are not significant and therefore a general provision for sales returns or other allowances is not recorded at the time of sale.  Revenue from services offered by Caliper is generally recognized as the services are performed (or, as applicable, ratably over the contract service term in the case of annual maintenance contracts). Provision is made at the time of sale for estimated costs related to Caliper’s warranty obligations to customers.

Revenue arrangements with multiple contractual elements, which consist primarily of (i) sales of our products and associated accessories, (ii) services, including installation, training and annual maintenance, and (iii) licenses to use our technology, are divided into separate units of accounting if the deliverables in the arrangement meet certain criteria under Emerging Issues Task Force (EITF) Issue 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21). The criteria applied to multiple element arrangements are whether (a) each delivered element has standalone value to the customer, (b) there is objective and reliable evidence of fair value of the undelivered elements, and, if applicable, (c) delivery or performance of the undelivered elements is probable and within the control of Caliper. Arrangement consideration is allocated among the separate units of accounting based on their relative fair values.  Revenue allocated to each unit of accounting is recognized in accordance with the requirements of SAB 104, “Revenue Recognition (a replacement of SAB 101)” (SAB 104).

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

Changes in Caliper’s warranty obligation are as follows (in thousands):

	Six Months Ended June 30,
	2006	2005
Balance at beginning of period	$1,555	$1,436
Warranties issued during the period	1,444	907
Settlements made during the period	(1,106)	(811)

Balance at end of period	$1,893	$1,532

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

Common stock equivalents equal to 7.5 and 7.2 million shares (prior to the application of the treasury stock method) were excluded from the computation of net loss per share in each of the three and six months ended June 30, 2006 and 2005, respectively, as they would have had an antidilutive effect due to Caliper’s net loss. Common stock equivalents used to determine net loss per share in 2006 also exclude contingently issuable shares and shares held in escrow in connection with the NovaScreen acquisition (see Note 2).

Stock-Based Compensation

On January 1, 2006, Caliper adopted Statement of Financial Accounting Standard No. 123R, “Share-Based Payment” (“SFAS 123R”), which requires all share-based payments to be recognized in the income statement as an operating expense, based on their fair values.   Caliper’s share-based payment arrangements within the scope of SFAS 123R include options, restricted stock and other forms of stock bonuses, including restricted stock units, awarded under its option plans, and its Employee Stock Purchase Plan (“ESPP”) which enables participating employees to purchase Caliper’s stock at a discount from fair market value.  Caliper has applied the modified prospective method in adopting SFAS 123R. For stock option awards and ESPP purchases, Caliper estimates the fair value of share-based payments using the Black-Scholes-Merton formula and, for all share-based payments made after the adoption of SFAS 123R, recognizes the resulting compensation expense using a straight-line recognition method over the applicable service period of each award.  The fair value of restricted stock awards (including restricted stock units) is determined based upon the fair market value of Caliper’s stock on the date of grant. For restricted stock and restricted stock unit awards granted prior to January 1, 2006, Caliper continued to recognize the resulting compensation expense under the accelerated expense attribution method.  Periods prior to adoption of SFAS 123R have not been restated.  The majority of the incentive and nonstatutory stock option grants and restricted stock awards carry a 4-year vesting term, which is generally the requisite service period.  There is typically no acceleration provision related to the stock option grants.  The exercise price of stock option grants is equal to the fair market value of Caliper’s stock on the date of grant.  For restricted stock awards that cliff vest, Caliper recognizes the resulting compensation expense using a straight-line recognition method over the applicable service period of each award.

Under the modified prospective method, compensation cost recognized in the three and six months ended June 30, 2006 include (a) compensation cost for all share-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standard No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Prior to the adoption of SFAS 123R, forfeitures of unvested awards were accounted for in the period in which they occurred.  Effective with the adoption of SFAS 123R, Caliper estimates prospective forfeitures in determining compensation cost to be recognized.  Caliper applied an expected forfeiture rate of 12% to unvested stock options for which expense was recognized during the three months ended June 30, 2006, having revised its estimate from 5% during the three months ended March 31, 2006..

Prior to adopting SFAS 123R, Caliper accounted for its stock options and equity awards in accordance with the intrinsic value method under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations.  Accordingly, prior to January 1, 2006, no compensation expense is recognized in Caliper’s financial statements for stock-based compensation granted to employees, which had an exercise price equal to the fair value of the underlying common stock on the date of grant.  Upon the adoption of SFAS123R, deferred stock-based compensation of $3.0 million was reclassified to additional paid-in capital within stockholders’ equity.

Caliper accounts for options issued to non-employees in accordance with the provisions of SFAS 123R and EITF No. 96-18, “Accounting for Equity Instruments that are issued to other than Employees for Acquiring, or in Conjunction with Selling Goods or Services.” For the six months ended June 30, 2006 and 2005, compensation expense related to stock-based compensation issued to non-employees was not material.

As a result of adopting SFAS 123R on January 1, 2006, Caliper’s operating loss, loss before income taxes and net loss for the three and six months ended June 30, 2006 are $0.9 million and $1.8 million, respectively, greater than if it had continued to account for share-based compensation under APB No. 25.  Basic and diluted net loss per share for the three and six months ended June 30, 2006 would have been lower by $0.03 and $0.05, respectively, if Caliper had not adopted SFAS 123R. The adoption of SFAS 123R had no impact on cash flows.

Stock-based compensation expense is included within costs and expenses as follows (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Cost of product revenue	$123	$43	$250	$82
Cost of service revenue	41	6	66	13
Research and development	252	83	492	163
Selling, general and administrative	953	290	1,843	573
Total	$1,369	$422	$2,651	$831

The following table illustrates the effect on net loss and net loss per share for the three and six months ended June 30, 2005 as if Caliper had applied the fair value-based method in each of those periods (in thousands, except per share data):

	Three Months	Six Months

Net loss:
As reported	$(4,186)	$(9,116)
Add: Stock-based employee compensation expense included in reported net loss	422	831
Deduct: Total stock-based employee compensation expense determined under fair value based method	(1,860)	(4,467)
Pro forma net loss	$(5,624)	$(12,752)
Net loss per share:
As reported:
Basic and diluted	$(0.14)	$(0.30)
Pro forma:
Basic and diluted	$(0.18)	$(0.42)

On June 30, 2006, Caliper had five share-based compensation plans (the “Plans”), which are described above and within Note 14 of our audited financial statements included in Caliper’s Annual Report on Form 10-K for the year ended December 31, 2005.

The fair value of each option award issued under Caliper’s equity plans is estimated on the date of grant using a Black-Scholes-

Merton based option pricing model that uses the assumptions noted in the following table.  Expected volatilities are based on historical volatility of Caliper’s stock.  The expected term of the options is based on Caliper’s historical option exercise data taking into consideration the exercise patterns of the option holder during the option’s life.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect on the date of the grant.

	Six Months Ended June 30,
	2006	2005

Expected volatility (%)	45	63
Risk-free interest rate (%)	4.80	3.96
Expected term (years)	4.3	4.1
Expected dividend yield (%)	—	—

A summary of stock option and restricted stock activity under the Plans as of June 30, 2006, and changes during the six months then ended is as follows:

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)

Outstanding at December 31, 2005	6,381,195	$6.56
Granted	564,000	6.40
Exercised	(248,012)	3.27
Canceled	(87,639)	10.16
Outstanding at June 30, 2006	6,609,544	$6.62	5.99	$4,024
Exercisable at June 30, 2006	4,743,449	$6.86	5.04	$3,887
Non-vested at June 30, 2006	1,866,095	$6.02	8.41	$137

Restricted Stock and Restricted Stock Units	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)

Outstanding at December 31, 2005	612,226	*
Granted	165,000	*
Vested	(17,812)	*
Un-vested repurchases	(10,251)	*
Outstanding at June 30, 2006	749,163	*	2.86	$3,675

*Nominal exercise price

During the six months ended June 30, 2006, Caliper granted its employees 564,000 options at a weighted average grant date fair value of $2.07, and 165,000 restricted stock units at a weighted average grant date fair value of $6.40. The total intrinsic value of options exercised during the six months ended June 30, 2006 was approximately $0.6 million. The total fair value of restricted stock that vested during the six months ended June 30, 2006 was approximately $0.1 million.

As of June 30, 2006, there was $8.2 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Plans.  That cost is expected to be recognized over a weighted-average remaining service (vesting) period of 2.5 years.

Reclassifications

The 2006 presentation includes the reclassification of restructuring-related accretion charges from interest expense, as previously reported, to the restructuring line item within the accompanying consolidated statement of operations.  In addition, foreign currency transaction losses (gains) have been reclassified within the statement of cash flows from effect of exchange rates to cash from operating activities.  Also, the current portion of restricted cash has been reclassified on a separate line in the consolidated balance sheet, where it had previously been included within cash and cash equivalents.  In addition, employee stock-based compensation expense, which was previously disclosed as a separate income statement line item, has been reflected within costs and expenses in accordance with SFAS 123R.  Amounts in the 2005 financial statements have been reclassified to conform to the 2006 financial statement presentation.  These reclassifications had no effect on previously reported net loss, total stockholders’ equity or net loss per share.

2. Acquisitions

NovaScreen Biosciences Corporation

On October 3, 2005, Caliper completed the acquisition of NovaScreen Biosciences Corporation for $23.3 million, including $17.6 million in Caliper common stock, $4.4 million of cash and $1.3 million of estimated direct acquisition costs. The value of the common stock issued was calculated in accordance with the terms of the merger agreement and EITF No. 99-12, “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination.” Ten percent (10%) of the consideration payable to the former stockholders of NovaScreen has been placed into escrow for a twelve-month period to cover any potential indemnification claims. NovaScreen shareholders are entitled to earn up to an additional $8.0 million contingent on the achievement of defined revenue milestones over the 30-month period immediately following the closing date of the acquisition. If earned, the additional consideration will be treated as additional purchase price and recorded as goodwill. The closing consideration was paid, and future contingent consideration is payable, at a ratio of 80% Caliper common stock and 20% cash. Caliper issued 2,576,933 shares of common stock for the purchase of NovaScreen and reserved 1,124,450 shares of common stock for future issuance in connection with the potential achievement of these milestone events.

NovaScreen revenues did not meet the minimum requirement associated with a $3.0 million contingent milestone payment that would have been payable on April 3, 2006 to the former NovaScreen shareholders, leaving $5.0 million of remaining contingent payments tied to future milestones over the next 24-month period.

NovaScreen’s operations, assumed as of the date of the acquisition, are included in the results of operations of Caliper beginning on October 3, 2005. The acquisition was accounted for as a purchase in accordance with SFAS No. 141, “Business Combinations,” and Caliper accordingly allocated the estimated purchase price of NovaScreen based upon the fair value of net assets acquired and liabilities assumed. The components and allocation of the purchase price, which is expected to be finalized within one year of the date of the acquisition subject to potential contingent payments, consisted of the following (in thousands):

Cash and cash equivalents	$1,015
Other current assets	1,574
Other assets	919
Liabilities assumed	(2,057)
Identifiable intangible assets	8,148
Goodwill	13,651

$23,250

Unaudited pro forma operating results for Caliper for the three and six months ended June 30, 2005, assuming the acquisition was completed as of January 1, 2005, would have been as follows (in thousands, except per share amounts):

	Three Months Ended	Six Months Ended
Revenue	$22,351	$43,137
Operating loss	(4,214)	(9,308)
Net loss	(4,294)	(9,533)
Basic and diluted loss per share	(0.13)	(0.29)
Pro forma weighted average shares assumed	33,163	33,097

The unaudited pro forma financial information is presented for informational purposes only, and is not necessarily indicative of Caliper’s operating results had the acquisition been completed on the date for which the pro forma results give effect.  The pro forma results principally reflect the pro forma impact of intangibles amortization.

Xenogen Corporation

On February 13, 2006, Caliper announced a definitive agreement to merge with Xenogen Corporation. Under the agreement, Caliper will issue up to approximately 13.2 million common shares of common stock and warrants to purchase approximately 5.125 million shares of common stock, the value of which was estimated to be approximately $81 million on the date of the merger announcement, in exchange for all of Xenogen’s equity securities outstanding at the closing. The Caliper warrants will have a term of five years from the closing and an exercise price of $6.79 per share. The final exchange ratios for the issuance of common shares and warrants will be based on the capitalization of Xenogen at the closing of the proposed transaction.

A Form S-4 Registration Statement covering the shares and warrants to be issued in the pending merger was declared effective by the Securities and Exchange Commission on July 11, 2006 and on July 13, 2006, Caliper and Xenogen announced that each company would hold a stockholder meeting on August 9, 2006 to seek approvals for the merger transaction.  The merger transaction was completed on August 9, 2006.

3. Inventories

 Inventories are stated at the lower of cost (determined on a first-in, first-out basis, or “FIFO”) or market. Amounts are removed from inventory and recognized as a component of cost of sales on a FIFO basis. Inventories consist of the following (in thousands):

	June 30,	December 31,
	2006	2005
Raw material	$7,242	$5,075
Work-in-process	1,517	762
Finished goods	5,988	5,224

Inventories	$14,747	$11,061

4. Comprehensive Loss

Comprehensive loss is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net loss	$(2,065)	$(4,186)	$(6,514)	$(9,116)
Unrealized gain (loss) on marketable securities	24	(103)	89	(210)
Foreign currency translation gain	83	100	91	27

Comprehensive loss	$(1,958)	$(4,189)	$(6,334)	$(9,299)

5. Restructuring Activities

The accrued restructuring obligation as of June 30, 2006 includes remaining liabilities related to two facilities in Mountain View, California as a result of the following restructuring activities:

•                  In November 2003, Caliper consolidated instrument manufacturing and research and development facilities, and recognized a $7.4 million restructuring charge for estimated remaining lease costs through June 2008.

•                  In June 2004, Caliper partially consolidated research and development facilities, and recognized a $2.1 million restructuring charge for estimated remaining lease costs through June 2008.

•                  In December 2004, as a result of identifying additional efficiencies, Caliper was able to achieve further consolidation of its research and development facilities.  In addition, Caliper revised its estimate of the sublease income potential of its idle facilities.  Caliper recognized an additional $3.6 million restructuring charge as a result of these activities.

•                  In December 2005, Caliper recognized a $1.4 million restructuring credit to reflect the net present value of future sublease rental income based upon subleases entered into for portions of its two idle facilities.

The following table summarizes the restructuring accrual activity during the six months ended June 30, 2006 (in thousands):

Facility Lease Accrual
Balance, December 31, 2005	$7,230
Interest accretion	147
Payments	(1,591)

Balance as of June 30, 2006	$5,786

Minimum monthly lease and operating expense payments under the two idle facility leases are currently $0.3 million, subject to escalation through expiration of the leases in June 2008 at an average rate of 3.6%. The restructuring liability as of June 30, 2006 reflects the minimum future payment obligations related to base lease rentals and operating charges over the remaining lease lives through June 30, 2008, net of anticipated sublease income, discounted at 5%, as follows (in thousands):

Years ending December 31:
2006 (6 months)	$1,575
2007	3,200
2008	1,604

Total minimum lease and principal payments	6,379
Less: Amount representing interest	593

Present value of future payments	5,786
Less: Current portion of obligations	2,845

Non-current portion of obligations	$2,941

The facility closures were accounted for in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” pursuant to which Caliper recorded a liability equal to the fair value of the remaining lease payments as of the cease-use date for each of the closed facilities. Fair value was determined based upon the discounted present value of remaining lease rentals (5% discount rate used) for the space no longer occupied, considering sublease income at each point in time.

6. Stockholders’ Equity

During 2006, Caliper issued 399,651 shares of common stock, increasing the total shares outstanding as of June 30, 2006 to 34,185,443. The increase in shares relates to shares issued as a result of stock purchases under the employee stock purchase plan, stock option exercises and vesting of restricted stock awards.

7. Subsequent Event

On August 9, 2006, Caliper entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”/ the “Credit Facility”) which permits Caliper to borrow up to $20 million in the form of revolving loan advances including up to $5 million in the form of letters of credit.  Principal borrowings under the Credit Facility accrue interest at a floating per annum rate equal to the prime rate if Caliper’s unrestricted cash held at SVB exceeds $20 million, or prime plus one-half of one percentage point if Caliper’s unrestricted cash held at SVB is below $20 million.   Under the Credit Facility, Caliper is permitted to borrow up to $20 million, provided it maintains unrestricted cash of at least $20 million with SVB, or is otherwise subject to a borrowing base limit consisting of up to a) 80% of eligible accounts receivable, as defined, plus b) the lesser of 90% of Caliper’s unrestricted cash maintained at SVB or $10 million.  The Credit Facility has a two-year initial maturity.  During the first eighteen (18) months following Caliper’s merger with Xenogen, Caliper is subject to pay interest on a minimum of $8 million of outstanding borrowings.

The Credit Facility includes traditional lending and reporting covenants including that certain financial covenants applicable to liquidity and earnings are to be maintained by Caliper and tested as of the last day of each quarter.  The Credit Facility also includes several potential events of default such as payment default, material adverse change conditions and insolvency conditions that could cause interest to be charged at prime plus two percentage points, or for any uncured events of default result in SVB’s right to declare all outstanding obligations immediately due and payable.

Caliper intends to utilize the Credit Facility to refinance Xenogen’s outstanding credit facility with SVB (approximately $8 million as of August 9, 2006), consolidate other existing debt obligations of Caliper and Xenogen, and serve as a source of capital for ongoing operations and working capital needs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 2006 and for the three and six months ended June 30, 2006 and June 30, 2005 should be read in conjunction with our financial statements included in this Quarterly Report on Form 10-Q and Management’s Discussion and Analysis of Financial Condition and Results of Operations and our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

Within the life sciences industry, we are currently pursuing two major markets: drug discovery and development and diagnostics. In the drug discovery and development market, our products and services address many new challenges faced by pharmaceutical and biotechnology companies. These challenges include late-stage drug failures, increased research and development spending yielding fewer new drugs and, more recently, drugs being removed from the market due to unforeseen side effects that were not discovered in pre-launch research and development or clinical trials. Our products and services help researchers make better choices earlier in their drug discovery process, increase the speed and efficiency of their high-throughput screening efforts, and enable profiling experiments that can identify drug side effects earlier in the drug discovery process. With respect to diagnostics markets, we believe that our LabChip technologies may help reduce the high cost of many diagnostic tests, and particularly molecular diagnostic tests, through integration and miniaturization of the various steps required to carry out these tests. We are presently primarily working with collaboration partners in this area, although these projects are still in the feasibility or early development stages.

We have three channels of distribution for our products: direct to customers, indirect through our international network of distributors, and through partnership channels under our “Caliper Driven™“ program. Through our direct and indirect channels, we sell complete system solutions developed by us to end customers. Our Caliper Driven program is core to our business strategy and complementary to our direct sales and distribution network activities, as it enables us to extend the commercial potential of our LabChip and advanced liquid handling technologies into new industries and new applications with experienced commercial partners. Under this program, we supply liquid handling products, microfluidics chips, and other products on an OEM basis, and when requested provide product development expertise to our commercial partners, who then typically integrate an application solution and market it to their end customers. In addition, as part of our Caliper Driven program we also provide licenses to our extensive microfluidic patent estate to other companies. We view out-licensing under our Caliper Driven program as a way for us to extend our microfluidics technology into certain application areas that we do not have a present strategic intent to address directly, or that may require the greater technical, marketing or financial resources of our licensing partner in order to obtain a more a rapid adoption of our technology in the particular application area. By using direct and indirect distribution, and out-licensing our technology under our Caliper Driven program, we seek to maximize penetration of our products and technologies into the marketplace and position Caliper as a leader in the life sciences tools market.

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

Caliper’s Form S-4 Registration Statement covering the shares and warrants to be issued in the proposed merger transaction was declared effective by the Securities and Exchange Commission on July 11, 2006, and subsequently, on July 13, 2006, Caliper and Xenogen announced that each company would hold its stockholder meeting on August 9, 2006 to seek approvals for the merger transaction.

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

Overview of Second Quarter 2006

During the second quarter of 2006, we achieved total revenue of $24.3 million which was slightly above the range of our projection of $22.0 million to $24.0 million. Our total revenues grew by 20% compared to the second quarter of 2005.  Service revenues of NovaScreen, which we acquired during the fourth quarter of 2005, and incremental license fees under our Caliper Driven program were the principal revenue growth drivers during the second quarter of 2006.

We continue to see momentum in the commercial adoption of our LabChip systems with the placement of an additional 11 systems during the second quarter.  This brought total placements to 24 systems on a year-to-date basis in comparison to 12 systems that were placed over the first six months of 2005.  Increased LabChip system sales and sales of our newly launched TPW3 tablet processing workstation helped to offset revenue shortfalls from our relationship with Affymetrix, and overall automation and liquid handling product sales were up slightly during the second quarter of 2006 versus the second quarter of 2005.  However, we had no additional GeneChip® Array Station (“GCAS”) system sales to Affymetrix during the second quarter of 2006, nor did we have any such sales on a year-to date basis, which negatively impacted our product revenue performance.  We believe that Affymetrix is continuing to address certain production and other technical issues associated with its Mapping 500K Set Array product, which we believe are indirectly impacting the demand for GCAS systems. We anticipate that these conditions may continue throughout the remainder of 2006, although we expect to see a modest number of GCAS system placements in the fourth quarter of 2006.

We continue to manage our operating costs carefully.  Operating expenses (selling, general, administrative and research and development expenses) increased $1.2 million in the second quarter, which included costs of adopting SFAS123R of approximately $0.8 million and expenses related to NovaScreen of approximately $1.0 million, offset by approximately $0.6 million of reduced spending.  We are in the process of a strategic initiative to evaluate our sources of supply on key parts and components for certain of our products where we believe there is considerable opportunity to reduce material costs while preserving or improving quality.  This strategic initiative involves several new vendor relationships we have established in China and in other low cost production regions.  We expect to begin realizing improved gross margin benefit on product revenues beginning in the fourth quarter of 2006 as a result of these strategic sourcing initiatives.

We completed our merger with Xenogen Corporation on August 9, 2006.  We believe the acquisition of Xenogen will significantly advance our capabilities as a leading provider of tools and services that increase the productivity and clinical relevance of life sciences research, and is expected to accelerate our revenue growth and profitability. The integration of molecular tool technologies could present a key opportunity to improve drug discovery research. As highlighted in the FDA Critical Path Initiative, biomarker research and better experimentation models are essential to improve predictability and efficiency along the critical path from laboratory to commercial drug. The combination of our proprietary microfluidic technology and automation expertise with Xenogen’s proprietary imaging technology addresses these key research needs by creating molecular level solutions that encompass in vitro (test tube) to in vivo (living organism) research. These technologies offer exceptional data quality and productivity advantages, and combining them to offer a highly correlated suite of products and services should result in earlier, clinically relevant insights in the drug discovery process.

Critical Accounting Estimates

The critical accounting policies used in the preparation of our financial statements that we believe affect our more significant judgments and estimates used in the preparation of our consolidated financial statements presented in this report are described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. There have been no material changes to the critical accounting policies, other than the adoption of SFAS 123R.

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

The Company estimates the fair value of each option award on the date of grant using a Black-Scholes-Merton based option-pricing model.  Various assumptions are used in these estimations, including:

•                  expected volatility, which is based on historical volatility of the Company’s stock;

•                  expected option term, which is based on the Company’s historical option exercise data taking into consideration the exercise patterns of the option holders during the option’s life;

•                  risk-free interest rate, based on the U.S. Treasury yield curve in effect at the time of the grant; and

•                  forfeiture rate.

The Company applied a historical forfeiture rate of 5% and 12% to unvested awards during the three and six months ended March 31, 2006 and June 30, 2006, respectively.  A 10% unfavorable change in expected volatility and option term, which represent the most sensitive and judgmental assumptions, would not have a material effect on our financial statements.

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

Results of Operations for the Three and Six Months Ended June 30, 2006 and 2005

Revenue

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(In thousands)	2006	2005	$ Change	% Change	2006	2005	$ Change	% Change
Product revenue	$12,310	$12,443	(133)	(1)%	$27,008	$25,581	$1,427	6%

Service revenue	5,389	3,600	1,789	50%	10,432	6,856	3,576	52%

License fees and contract revenue	6,627	4,290	2,337	55%	9,185	6,298	2,887	46%

Total Revenues	$24,326	$20,333	$3,993	20%	$46,625	$38,735	$7,890	20%

Total Revenue. Our total revenue increase on both a three and six month basis over 2005 resulted primarily from drug discovery screening and profiling services provided by NovaScreen, which we acquired in October 2005, higher license fee revenue realized under our Caliper Driven program and increases in most instrument product sales, with the exception of GCAS systems sold to Affymetrix on an OEM basis.  We have experienced no additional GCAS system sales to Affymetrix during the first half of 2006.  In 2005, Affymetrix announced that it was working to resolve low production yields and other technical issues associated with its Mapping 500K Set Array product.  We believe these issues have indirectly impacted GCAS end-user purchases, because the users of this product are also expected to be users of the GCAS systems. We anticipate that these conditions may continue in the third quarter, although we expect to see improvement and further GCAS placements beginning in the fourth quarter of 2006.  Foreign currency exchange rate movements had a negligible impact on second quarter revenues and had a one percentage point unfavorable impact on total revenue on a year-to-date basis in 2006 in comparison to 2005.

Product Revenue.  Product revenue decreased slightly during the second quarter of 2006 compared to the second quarter of 2005 primarily as a result of the decline in GCAS system sales. All other product sales increased by approximately $1.1 million, led by improved sales of LabChip instruments and our newly launched TPW3 tablet processing workstation.  During the second quarter of 2006 we placed a total of 11 new LabChip systems with customers versus 7 systems in the second quarter of 2005.

Product revenue increased during the six months ended 2006 compared to 2005 primarily due to increased sales of LabChip instruments, and MultiDose and TPW workstations which increased $3.1 million on a combined basis.  All other product revenues decreased approximately $1.7 million.  The majority of this decline was caused by the absence of GCAS systems sales, and was influenced to a lesser extent by decreases in datapoint and microfluidic chip and reagent revenues. During the six months ended  June 30, 2006, we placed a total of 24 LabChip systems with customers, in comparison to a total of 12 systems during the six months ended 2005.

Service Revenue. Drug discovery screening, profiling services and assay development services provided by NovaScreen accounted for the majority of the increase in service revenue during the three and six months ended June 30, 2006 in comparison to the same periods in 2005.

License Fees and Contract Revenue.  License fees and contract revenue, in total, increased during the three and six months ended June 30, 2006 in comparison to the same periods in 2005 primarily as a result of a $2.6 million increase in license revenues during each respective period under our Caliper Driven program and to a lesser extent as a result of SBIR grant research projects conducted at NovaScreen.  Collaborative funding revenues were down approximately $0.7 million during the three and six months ended June 30, 2006 compared to the same period in 2005, primarily related to one partner which decided to obtain a patent license from Caliper to pursue its ongoing microfluidics technology program in-house.

Costs of Revenue

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(In thousands)	2006	2005	$ Change	% Change	2006	2005	$ Change	% Change
Product	$8,825	$9,059	$(234)	(3)%	$18,614	$17,890	$724	4%

Service	2,740	1,745	995	57%	5,579	3,405	2,174	64%

Total Costs	$11,565	$10,804	$761	7%	$24,193	$21,295	$2,898	14%

Cost of Product Revenue.  Cost of product revenue decreased during the three months ended June 30, 2006 in comparison to the same period of 2005 primarily as a result of lower overall product sales and the allocation of certain personnel costs from manufacturing to research and development in 2006. The realignment of cost totaled approximately $0.3 million and was related primarily to manufacturing individuals who took on responsibility to support product development activities in the second quarter of 2006 as a result of reductions in research and development headcount that occurred in the fourth quarter of 2005.  This decrease was partially offset by $80,000 of additional stock-based compensation expense due to the adoption of SFAS 123R.

Cost of product revenue increased during the six months ended June 30, 2006 in comparison to the same period of 2005, primarily as a result of increased product sales, including the effects of LabChip instruments which have a proportionately higher finished goods material cost.  In addition, cost of product revenue increased approximately $0.2 million due to the adoption of SFAS 123R. These increases were offset, in part, by the allocation of certain personnel costs as described above which totaled $0.3 million over the first six months of 2006.

Cost of Service Revenue.  Cost of service revenue increased during the three and six months ended June 30, 2006 primarily as a result of costs associated with NovaScreen service revenues, which were new to Caliper in 2006 in comparison to 2005.

Gross Margins.  Gross margin on product revenue was 28% and 31%, respectively, for the three and six months ended June 30, 2006, as compared to 27% and 30%, respectively in the same periods during 2005. The improvement over 2005 was due primarily to greater absorption of manufacturing costs, modestly reduced labor and overhead spending related to chip manufacturing and the allocation of certain personnel costs primarily to research and development as discussed above.  The adoption of SFAS 123R had a one percentage point unfavorable impact on product gross margin during both the three and six months ended June 30, 2006 in comparison to the same periods in 2005.

Gross margin on service revenue was 49% and 47%, respectively, for the three and six months ended June 30, 2006, as compared to 52% and 50%, respectively, in comparison to the same periods in 2005.  The decrease in 2006 in comparison to 2005 reflects the combination of a higher level of service contract related costs, and the effects of NovaScreen’s service revenues which, year-to-date, have carried a lower proportionate gross margin versus Caliper’s historic service revenues.  NovaScreen’s service margins are currently influenced by a more significant proportion of government contract revenue than is typical of NovaScreen’s historic business.  As service revenues expand, including NovaScreen’s commercial revenue base, we expect to see increased gross margin on service revenues.

Expenses

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(In thousands)	2006	2005	$ Change	% Change	2006	2005	$ Change	% Change
Research and development	$4,928	$4,580	$348	8%	$9,386	$8,599	$787	9%

Selling, general and administrative	8,929	8,094	835	10%	17,405	15,863	$1,542	10%

Amortization of intangible assets	1,254	898	356	40%	2,509	1,796	713	40%

Restructuring charges	32	86	(54)	(63)%	73	176	(103)	(59)%

Research and Development Expenses.  The net increase in research and development expenses during the three months ended June 30, 2006 in comparison to the same period in 2005 was comprised of $0.2 million in stock-based compensation expense related to the adoption of SFAS 123R and $0.6 million of incremental costs stemming from our purchase of NovaScreen, offset by a $0.2 million decrease in staff-related costs caused by a net reduction in instrument development personnel costs, and a combined reduction in contract, consulting and depreciation charges of $0.3 million.

The net increase in research and development expenses during the six months ended June 30, 2006 in comparison to the same period in 2005 was comprised of $0.3 million in stock-based compensation expense related to the adoption of SFAS 123R and $1.1 million of incremental costs stemming from our purchase of NovaScreen, offset by a $0.3 million decrease in staff-related costs, primarily related to reduced personnel costs within the instrumentation group to align resources with current projects and a combined reduction in contract, consulting and depreciation charges of $0.3 million.

As part of our Caliper Driven program, we may undertake potential projects that could cause our research and development costs to increase as a percentage of revenue, although such increased spending may be fully or partially funded by our commercial partners.

Selling, General and Administrative Expenses.  The net increase in selling, general and administrative expenses during the three months ended June 30, 2006 in comparison to the same period in 2005 was comprised of $0.7 million in stock-based compensation expense related to the adoption of SFAS 123R and $0.4 million of incremental costs stemming from our purchase of NovaScreen.  These increases were partially offset by a $0.3 million net decrease in all other costs.  This net decrease was comprised of decreases in legal expenses of $0.3 million, primarily related to reduced patent related costs, and depreciation charges on demonstration equipment of $0.2 million related to the level of demo equipment maintained during the period, offset by increases in integration related expenses for Xenogen of $0.1 million and provisions for bad debt of $0.1 million.

The net increase in selling, general and administrative expenses during the six months ended June 30, 2006 in comparison to the same period of 2005 was comprised of $1.3 million in stock-based compensation related to the adoption of SFAS 123R and $0.8 million of incremental costs stemming from our purchase of NovaScreen.  These costs were partially offset by a $0.6 million net decrease in all other costs. This net decrease was comprised of decreases in legal expenses of $0.1 million, primarily related to reduced patent related costs, reduced marketing costs of $0.2 million related to promotions in 2005 related to consumables, and depreciation charges on demonstration equipment of $0.3 million related to the level of demo equipment maintained during the period, offset by increases in integration related expenses for Xenogen of $0.1 million and provisions for bad debt of $0.1 million.  All other costs resulted in an additional $0.2 million decrease during the period.

Amortization of Intangible Assets. Amortization of intangible assets relates to the intangible assets acquired in the NovaScreen acquisition in October 2005 and the Zymark acquisition in 2003. The expense increase during 2006 resulted entirely from the acquisition of NovaScreen.

Restructuring Charges. We incurred restructuring charges in 2006 and 2005 related to accretion charges from the facility closures in Mountain View.  During 2006, these charges were partially offset by sublease income that we recognized on a cash basis.

Interest and Other Expense, Net

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(In thousands)	2006	2005	$ Change	% Change	2006	2005	$ Change	% Change
Interest income, net	$180	$236	$(56)	(24)%	$371	$468	$(97)	(21)%
Other income (expense)	225	(245)	470	192%	278	(458)	736	161%

Interest Income, Net.  Interest income in 2006 decreased on both a three and six month basis compared to 2005 primarily due to lower cash, cash equivalents and marketable securities balances, on average, over the previous period due to cash used in operating and investing activities.

Other Income, Net.  Other income, net increased on a three and six month basis compared to 2005 primarily from gains and losses associated with recording account balances denominated in non-U.S. currencies at fair market value. During the three and six months ended June 30, 2006, we incurred foreign currency transaction gains of approximately $0.2 million and $0.3 million compared to transaction losses of $0.2 million and $0.4 million in 2005.

Liquidity and Capital Resources

As of June 30, 2006, we had $24.4 million in cash, cash equivalents, marketable securities and short-term restricted cash, as compared to $31.7 million as of December 31, 2005.

As noted in Note 7 of the Notes to Condensed Consolidated Financial Statements, on August 9, 2006, Caliper entered into a Credit Facility with SVB which permits Caliper to borrow up to $20 million in the form of revolving loan advances including up to $5 million in the form of letters of credit.  Principal borrowings under the Credit Facility accrue interest at a floating per annum rate equal to the prime rate if Caliper’s unrestricted cash held at SVB exceeds $20 million, or prime plus one-half of one percentage point if Caliper’s unrestricted cash held at SVB is below $20 million.   Under the Credit Facility, Caliper is permitted to borrow up to $20 million, provided it maintains unrestricted cash of at least $20 million with SVB, or is otherwise subject to a borrowing base limit consisting of up to a) 80% of eligible accounts receivable, as defined, plus b) the lesser of 90% of Caliper’s unrestricted cash maintained at SVB or $10 million.  The Credit Facility has a two-year initial maturity.  During the first eighteen (18) months following Caliper’s merger with Xenogen, Caliper is subject to pay interest on a minimum of $8 million of outstanding borrowings.

The Credit Facility includes traditional lending and reporting covenants including that certain financial covenants applicable to liquidity and earnings are to be maintained by Caliper and tested as of the last day of each quarter.  The Credit Facility also includes several potential events of default such as payment default, material adverse change conditions and insolvency conditions that could cause interest to be charged at prime plus two percentage points, or for any uncured events of default result in SVB’s right to declare all outstanding obligations immediately due and payable.

Caliper intends to utilize the Credit Facility to refinance Xenogen’s outstanding credit facility with SVB (approximately $8 million as of August 9, 2006), consolidate other existing debt obligations of Caliper and Xenogen, and to serve as a source of capital for ongoing operations and working capital needs.

Cash Flows

	Six Months Ended
	June 30,
(In thousands)	2006	2005	$ Change
Cash provided by (used in)
Operating Activities	$(3,353)	$(5,773)	$2,420
Investing Activities	3,596	(201)	3,797
Financing Activities	976	1,015	(39)

Operating Activities.  During the six months ended June 30, 2006 we used $3.4 million of cash for operating activities which included approximately $1.5 million of restructuring accrual lease payments, net of sublease income, related to our idle facilities in Mountain View, California. Net operating results and all other working capital changes consumed approximately $1.9 million of cash.  Primary cash sources were comprised of improved collection on trade receivables of approximately $3.5 million, driven primarily by increased license revenues and $1.5 million of cash provided by tenant reimbursement funding from our Hopkinton, Massachusetts landlord, and primary cash uses included inventory purchases of approximately $3.5 million associated with newer products, and 2005 bonus payments of approximately $2.5 million.  All other working capital changes consumed cash of approximately $0.9 million.

Investing Activities.  During the six months ended June 30, 2006, net proceeds from purchases, sales and maturities of marketable securities generated $8.9 million of cash which we used for operations and property and equipment purchases.  Our primary investing activities included purchases of property and equipment of $3.7 million, of which the majority related to facility improvements made to our Hopkinton, Massachusetts headquarters. As noted above, we received tenant improvement funding from our landlord reflected in operating activities which partially offset this investment.  In addition, we used $1.8 million in cash for deferred acquisition costs related to our transaction with Xenogen.  All other investing activities provided approximately $0.2 million of cash.

Financing Activities.  During the six months ended June 30, 2006, financing cash proceeds were principally comprised of proceeds from option exercises and employee stock purchase plan purchases.

Contractual Obligations

The commitments under leases and other obligations are described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. As noted above, Caliper entered into a Credit Facility with SVB which permits Caliper to borrow up to $20 million in the form of revolving loan advances including up to $5 million in the form of letters of credit, subject to certain loan covenants and borrowing restrictions.

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

•      the potential need to develop, acquire or license new technologies and products; and

•      other factors not within our control.

Based on current plans, we expect that our current cash balances together with borrowing availability under the SVB Credit Facility will be sufficient to fund our operations at least through the end of 2007.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

Our primary market risk exposures are foreign currency fluctuation and interest rate sensitivity. There have been no material changes to the information included under Item 7A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Item 4. Controls and Procedures

We evaluated our “disclosure controls and procedures” as defined by Exchange Act Rules 13a-15(e) and 15d-15(e), as of June 30, 2006. This evaluation was done under the supervision and with the participation of Caliper’s management, including our chief executive officer and our chief financial officer.

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

Based on their evaluation as of June 30, 2006, the chief executive officer and the chief financial officer have concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Changes in Internal Controls.   No changes in our internal control over financial reporting identified in connection with the evaluation of such internal control occurred during the second quarter of 2006, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1. Legal Proceedings

Commencing on June 7, 2001, Caliper and three of its officers and directors (David V. Milligan, Daniel L. Kisner and James L. Knighton) were named as defendants in three securities class action lawsuits filed in the United States District Court for the Southern District of New York. The cases have been consolidated under the caption In re Caliper Technologies Corp. Initial Public Offering Securities Litigation, 01 Civ. 5072 (SAS) (GBD). Similar complaints were filed against approximately 300 other public companies that conducted initial public offerings of their common stock during the late 1990s (the “IPO Lawsuits”). On August 8, 2001, the IPO Lawsuits were consolidated for pretrial purposes before United States Judge Shira Scheindlin of the Southern District of New York. Together, those cases are denominated In re Initial Public Offering Securities Litigation, 21 MC 92(SAS). On April 19, 2002, a Consolidated Amended Complaint was filed alleging claims against Caliper and the individual defendants under Sections 11 and 15 of the Securities Act of 1933, and under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as well as Rule 10b-5 promulgated thereunder. The Consolidated Amended Complaint also names certain underwriters of Caliper’s December 1999 initial public offering of common stock as defendants. The Complaint alleges that these underwriters charged excessive, undisclosed commissions to investors and entered into improper agreements with investors relating to aftermarket transactions. The Complaint seeks an unspecified amount of money damages. Caliper and the other issuers named as defendants in the IPO Lawsuits moved on July 15, 2002, to dismiss all claims on multiple grounds. By Stipulation and Order dated October 9, 2002, the claims against Messrs. Milligan, Kisner and Knighton were dismissed without prejudice. On February 19, 2003, the Court granted Caliper’s motion to dismiss all claims against it. Plaintiffs were not given the right to replead the claims against Caliper. The time to appeal the dismissal has not yet expired. In May 2003, a Memorandum of Understanding was executed by counsel for plaintiffs, issuers and their insurers setting forth the terms of a settlement that would result in the termination of all claims brought by plaintiffs against the issuers and individual defendants named in the IPO Lawsuits. On July 7, 2003, a Special Litigation Committee of the Caliper Board of Directors approved the settlement terms described in that Memorandum of Understanding, which was subsequently set forth in a definitive Settlement Agreement among the settling parties. On February 15, 2005, Judge Scheindlin issued an order granting preliminary approval of the settlement, subject to certain modifications. The parties agreed to those modifications and on August 31, 2005, Judge Scheindlin issued an order granting preliminary approval of the settlement as modified and certifying settlement classes. The fairness hearing for final approval of the settlement was held on April 24, 2006. As of August 9, 2006, Judge Scheindlin had not issued any order regarding the Court’s decision with respect to the final approval of the settlement. The final resolution of this litigation is not expected to have a material impact on Caliper.

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

Because drug screening systems represent substantial capital expenditures, it is important that these systems be capable of performing a wide variety of different types of assays and experiments in order to justify the cost of the systems. We intend to continue to lower the cost of these systems and to develop new versions of our microfluidic-based drug discovery systems with enhanced features that address existing and emerging customer needs, such as offering a broad range of standardized, easy-to-use assays. If we are unable to do so, our drug discovery systems may not become more widely used and we may experience a decline in revenue or slow revenue growth and may not achieve or maintain profitability. We currently have several assays in development, including assays that measure many important activities of cells and proteins. We are also developing product extensions that are particularly well suited for the evaluation of kinases, one of the largest focus areas of drug discovery efforts today. We are also developing kinase profiling and selectivity screening kits. If we are not able to complete the development of any of these expanded applications and tools, or if we experience difficulties or delays, we may lose revenues from our current customers and may not be able to obtain new customers.

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

We have experienced no GCAS system sales to Affymetrix during the first half of 2006, and our future revenue growth depends to a significant extent on sales by Affymetrix of the GCAS automated target preparation system, which is based on the Caliper Sciclone liquid handling instrument. If end-user demand for this product is not as strong as anticipated by Affymetrix, our revenue targets may not be achieved.

In collaboration with Affymetrix, we have developed a new automated system for the preparation of nucleic acid target material to be applied to Affymetrix’s GeneChip® devices, which system is based on our Sciclone liquid handling instrument. Affymetrix began to ship the commercial version of the GCAS system during the third quarter of 2005. Under the terms of the collaboration agreement, Affymetrix will market and sell the GCAS system. Affymetrix announced in 2005 that low initial-production yields of its commercial Mapping 500K Set Array had constrained shipment volumes for this product. Because users of Affymetrix’s Mapping 500K Set Array product are also expected to be users of the GCAS systems, if Affymetrix continues to have low production volumes for this product or experiences difficulties in launching other GeneChip® applications, the demand for GCAS systems will be adversely affected. In addition, Affymetrix may experience other difficulties in the marketing, sale, and support of the GCAS system. For these reasons, our revenues from the sale of GCAS systems have been less than we originally anticipated. We believe that Affymetrix is addressing the production and other technical issues associated with its Mapping 500K Set Assay products and that shipments of the GCAS systems to end-users will continue in the fourth quarter.  However, if Affymetrix continues to experience production and other technical issues with its products, our revenue from the sale of GCAS systems will be less than expected.  In addition, because the GCAS system is a relatively new product for which there is limited commercial experience, there can be no assurance that the demand for this product will materialize as expected.

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

Our business is highly competitive and our growth is dependent upon market growth and our ability to enhance our existing products, introduce new products on a timely basis and offer our customers products that provide a more complete solution. One of the ways we may address the need to develop new products is through acquisitions of complementary businesses and technologies, such as our acquisition of Zymark in July 2003, our acquisition of NovaScreen in October 2005, and our just completed acquisition of Xenogen. From time to time, we consider and evaluate potential business combinations involving our acquisition of another company and transactions involving the sale of our company through, among other things, a possible merger or consolidation of our business into that of another entity.

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

We have experienced significant operating losses each year since our inception and we expect to incur an operating loss in 2006. We may never achieve profitability. As of June 30, 2006, Caliper had an accumulated deficit of approximately $187.6 million. Our losses have resulted principally from costs incurred in research and development and product marketing and from general and administrative costs associated with our operations. These costs have exceeded our cumulative cash proceeds which, to date, have been generated principally from product sales, collaborative research and development agreements, technology access fees, license fees, litigation settlement proceeds and interest income on cash and investment balances.

Failure to raise additional capital or generate the significant capital necessary to expand our operations and invest in new products could reduce our ability to compete and result in lower revenue.

We anticipate that our existing capital resources, together with the revenue to be derived from our commercial partners and from commercial sales of our products and services, will enable us to maintain currently planned operations at least through the year 2007. However, we premise this expectation on our current operating plan, which may change as a result of many factors, including our acquisition of NovaScreen and our recently completed acquisition of Xenogen, or of another company or business. Consequently, we may need additional funding sooner than anticipated. Our inability to raise needed capital would seriously harm our business and product development efforts. In addition, we may choose to raise additional capital due to market conditions or strategic considerations even if we believe that we have sufficient funds for our current or future operating plans. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of these securities could result in dilution to our stockholders.

On August 9, 2006, Caliper entered into a Credit Facility with SVB which permits Caliper to borrow up to $20 million in the form of revolving loan advances including up to $5 million in the form of letters of credit.  The Credit Facility includes traditional lending and reporting covenants including that certain financial covenants applicable to liquidity and earnings are to be maintained by Caliper and tested as of the last day of each quarter.  The Credit Facility also includes several potential events of default such as payment default, material adverse change conditions and insolvency conditions that could cause interest to be charged at prime plus two percentage points, or for any uncured events of default result in SVB’s right to declare all outstanding obligations immediately due and payable.   While we believe that we will be able to remain in compliance with applicable loan covenants through the Credit Facility’s maturity in 2008, should our results of operations deteriorate or any other material adverse change occur with our business, we may become in default of one or more covenants under the Credit Facility.

If such events were to occur, we currently have no alternative committed sources of capital. In addition, to the extent that operating and capital resources are insufficient to meet future requirements, we will have to raise additional funds to continue the development and commercialization of our technologies. These funds may not be available on favorable terms, or at all. If adequate funds are not available on attractive terms, we may be required to curtail operations significantly or to obtain funds by entering into financing, supply or collaboration agreements on unattractive terms.

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

Utilization of the federal and state net operating losses and credits may be subject to a substantial limitation due to the change in ownership provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization. As described in Note 2, on February 13, 2006 Caliper announced a definitive agreement to acquire Xenogen. This acquisition will ultimately result in Xenogen shareholders’ owning approximately one-third of Caliper and will likely result in a change of ownership that will cause pre-merger losses to be subject to limitation. The amount of limitation has not yet been determined. Because of our lack of earnings history and the uncertainty of realizing these net operating losses, the deferred tax assets have been fully offset by a valuation allowance.

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

*

The certifications attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Caliper for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALIPER LIFE SCIENCES, INC.

Date: August 9, 2006	By:	/s/ E. Kevin Hrusovsky
E. Kevin Hrusovsky
Chief Executive Officer and President

	By:	/s/ Thomas T. Higgins
Thomas T. Higgins
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of document
3.1(1)	Amended and Restated Certificate of Incorporation of Caliper.

3.2(2)	Certificate of Designation Of Series A Junior Participating Preferred Stock.

3.3(3)	Restated Bylaws of Caliper.

3.4(4)	Amendment No. 1 to Bylaws of Caliper.

4.2(5)	Specimen Stock Certificate.

4.3(6)	Rights Agreement, dated as of December 18, 2001, between Caliper and Wells Fargo Bank Minnesota, N.A., as Rights Agent.

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

*

The certifications attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Caliper for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.