Form 10-Q
period 2006-09-30
CALIPER LIFE SCIENCES INC
filed 2006-11-09
CIK 1014672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2006.

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

Large accelerated filer  ☐                Accelerated filer  ☒                Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒

NUMBER OF SHARES OF COMMON STOCK OUTSTANDING ON October 31, 2006:  46,592,366

CALIPER LIFE SCIENCES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CALIPER LIFE SCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(unaudited)

	September 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$22,334	$8,096
Marketable securities	7,436	23,129
Restricted cash	285	479
Accounts receivable, net	24,686	19,532
Inventories	19,073	11,061
Prepaid expenses and other current assets	3,946	2,657

Total current assets	77,760	64,954

Restricted cash	—	3,145
Property and equipment, net	13,635	12,019
Intangibles, net	57,144	16,822
Goodwill	82,011	60,866
Other assets	1,432	403

Total assets	$231,982	$158,209

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,487	$5,318
Accrued compensation	7,401	6,774
Other accrued liabilities	13,914	8,117
Deferred revenue and customer deposits	12,968	7,990
Current portion of accrued restructuring	7,357	2,872
Current portion of long-term obligations	136	133

Total current liabilities	49,263	31,204

Credit facility and other loans payable	8,598	320
Noncurrent portion of accrued restructuring	3,180	4,358
Other noncurrent liabilities	5,481	3,503
Deferred tax liability	1,516	386

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock	—	—
Common stock	46	34
Additional paid-in capital	364,649	302,412
Deferred stock-based compensation	—	(3,003)
Accumulated deficit	(201,153)	(181,106)
Accumulated other comprehensive income	402	101

Total stockholders’ equity	163,944	118,438

Total liabilities and stockholders’ equity	$231,982	$158,209

See accompanying notes.

CALIPER LIFE SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues:
Product revenue	$18,501	$15,813	$45,509	$41,394
Service revenue	5,934	3,437	16,366	10,293
License fees and contract revenue	2,091	2,082	11,276	8,380

Total revenue	26,526	21,332	73,151	60,067

Costs and expenses:
Cost of product revenue	12,816	10,517	31,430	28,408
Cost of service revenue	4,155	1,665	9,733	5,070
Cost of license revenue	73	—	73	—
Research and development	8,663	4,259	18,049	12,857
Selling, general and administrative	12,535	8,033	29,940	23,896
Amortization of intangible assets	2,020	897	4,528	2,693
Restructuring charges, net	23	90	97	266

Total costs and expenses	40,285	25,461	93,850	73,190

Operating loss	(13,759)	(4,129)	(20,699)	(13,123)
Interest income, net	99	230	470	698
Other income (expense), net	101	(50)	379	(509)

Loss before income taxes	(13,559)	(3,949)	(19,850)	(12,934)
Benefit (provision) for income taxes	26	97	(197)	(35)

Net loss	$(13,533)	$(3,852)	$(20,047)	$(12,969)

Net loss per share, basic and diluted	$(0.33)	$(0.13)	$(0.56)	$(0.42)
Shares used in computing net loss per common share, basic and diluted	40,939	30,763	36,078	30,602

See accompanying notes.

CALIPER LIFE SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2006	2005
Operating activities
Net loss	$(20,047)	$(12,969)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	7,119	5,164
Stock-based compensation expense, net	4,090	1,188
In-process research and development	2,898	—
Non-cash restructuring charge, net	124	270
Foreign currency exchange (gains) losses	(282)	430
Changes in operating assets and liabilities:
Accounts receivable	1,964	2,840
Inventories	(2,380)	(2,888)
Prepaid expenses and other current assets	247	(365)
Notes receivable from director	—	151
Accounts payable and other accrued liabilities	1,886	(492)
Accrued compensation	(1,570)	(913)
Deferred revenue and customer deposits	(1,572)	(1,301)
Other noncurrent liabilities	406	585
Payments of accrued restructuring obligations, net	(2,550)	(2,636)

Net cash from operating activities	(9,667)	(10,936)

Investing activities
Purchases of marketable securities	(14,450)	(5,927)
Proceeds from sales of marketable securities	11,157	9,966
Proceeds from maturities of marketable securities	19,108	10,798
Other assets	(21)	(519)
Change in restricted cash, net	3,339	(1,273)
Purchases of property and equipment	(4,342)	(3,468)
Xenogen acquisition, cash and marketable securities acquired, net	7,200	—

Net cash from investing activities	21,991	9,577

Financing activities
Payments of obligations under sale-leaseback arrangements	(100)	(301)
Borrowings of credit facility	8,587	—
Payments of credit facility, loans payable and other obligations	(8,680)	(367)
Proceeds from issuance of common stock	1,696	1,492

Net cash from financing activities	1,503	824

Effect of exchange rates on changes in cash and cash equivalents	411	(149)
Net increase (decrease) in cash and cash equivalents	14,238	(684)
Cash and cash equivalents at beginning of period	8,096	10,403

Cash and cash equivalents at end of period	$22,334	$9,719

Supplemental disclosure of cash flow information
Stock issued for acquisition of Xenogen	$52,149
Warrants issued for acquisition of Xenogen	5,476
Value of Xenogen warrants assumed in acquisition	1,655
Total non-cash consideration	59,280
Non-cash assets and liabilities	52,080
Xenogen cash and marketable securities acquired, net of $2.8 million in acquisition costs	$7,200

Non-cash purchase of property and equipment	$400

See accompanying notes.

CALIPER LIFE SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(Unaudited)

1. Summary of Significant Accounting Principles

Basis of Presentation

Caliper Life Sciences (“Caliper”) uses its core technologies of microfluidics, liquid handling, and imaging technologies to provide life science research solutions. With its acquisitions of NovaScreen Biosciences Corporation (“NovaScreen”) in October 2005 and Xenogen Corporation (“Xenogen”) in August 2006, Caliper has a portfolio of products and services that span in vitro (test tube) and in vivo (in living organisms) experimentation. Caliper currently operates in one business segment: the development and commercialization of life science instruments and related consumables and services for use in drug discovery and development and other life sciences research.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Certain prior period amounts have been reclassified to conform to the current period presentation. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.  For example, Caliper typically experiences higher revenues in the fourth quarter of its fiscal year as a result of capital spending patterns of its customers.  The consolidated balance sheet as of December 31, 2005 has been derived from audited financial statements as of that date. For further information, refer to the financial statements and notes thereto included in Caliper’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

Our revenue arrangements may include the sale of an instrument, including software that is incidental to the instrument, consumables, software, service, technology licenses, installation and training.  Revenue arrangements may include one of these single elements, or may incorporate one or more elements in a single transaction or combination of related transactions.  When multiple contractual elements exist in an arrangement, and software is incidental, the contractual elements are divided into separate units of accounting if the deliverables in the arrangement meet certain criteria under Emerging Issues Task Force (EITF) Issue 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21). The criteria applied to multiple element arrangements are whether (a) each delivered element has standalone value to the customer, (b) there is objective and reliable evidence of fair value of the undelivered elements, and, if applicable, (c) delivery or performance of the undelivered elements is probable and within the control of Caliper. Arrangement consideration is allocated among the separate units of accounting based on their relative fair values, or based upon the residual method when fair value exists only for remaining undelivered items, and the amount of revenue allocable to the delivered item(s) is recognized in accordance with the requirements of SAB 104, “Revenue Recognition (a replacement of SAB 101)” (SAB 104). In either case, the amount of arrangement consideration allocated to the delivered item(s) is limited to the amount that is not contingent on us delivering additional products or services.

When our revenue arrangements include the sale of an instrument where the software is more than incidental, revenue is recognized in accordance with Statement of Position 97-2, “Software Revenue Recognition” and EITF 03-5, “Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-than-Incidental Software”.  We allocate revenue on the arrangement between software and non-software related deliverables based on fair value as required by EITF 03-5. Revenue allocated to the software deliverable is recognized in accordance with SOP 97-2.  If there is vendor-specific objective evidence of the fair value(s) of the undelivered item(s) in an arrangement, but no such evidence for the delivered item(s), we use the residual method to allocate the arrangement consideration associated with the software deliverables.  Revenue allocated to non-software deliverables is further allocated based on the separation criteria established in EITF 00-21.   When items included in a multiple-element arrangement represent separate units of accounting and there is objective and reliable evidence of fair value for all items included in the arrangement, we allocate the  arrangement consideration to the individual items based on their relative fair values. If there is objective and reliable evidence of the fair value(s) of the undelivered item(s) in an arrangement, but no such evidence for the delivered item(s), we use the residual method to allocate the arrangement consideration. In either case, the amount of arrangement consideration allocated to the delivered item(s) is limited to the amount that is not contingent on us delivering additional products or services.

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

Contract Revenue

Revenue from contract research and development services is recognized as earned based on the performance requirements of the contract. Non-refundable contract fees, which are neither time and materials- nor time and expense-based, nor tied to substantive milestones, are recognized using the proportional performance method, subject to the consideration of the guidance in SAB 104.

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

Warranty Obligations

Caliper provides for estimated warranty expenses as a component of cost of revenue at the time product revenue is recognized in accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others.”  Caliper offers a one-year limited warranty on most products, which is included in the selling price. Caliper’s standard limited warranty covers repair or replacement of defective goods, a preventative maintenance visit on certain products, and telephone-based technical support.  Factors that affect Caliper’s warranty liability include the number of installed units, historical and anticipated rates of warranty claims, and cost per claim. Caliper periodically assesses the adequacy of its recorded warranty liabilities and adjusts amounts as necessary.

Changes in Caliper’s warranty obligation are as follows (in thousands):

	Nine Months Ended September 30,
	2006	2005
Balance at beginning of period	$1,555	$1,436
Warranties issued during the period	2,065	1,191
Warranties assumed in Xenogen acquisition	548	—
Settlements made during the period	(1,482)	(1,126)

Balance at end of period	$2,686	$1,501

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

Common stock equivalents equal to 13.5 and 7.2 million shares (prior to the application of the treasury stock method) were excluded from the computation of net loss per share in each of the three and nine months ended September 30, 2006 and 2005, respectively, as they would have had an antidilutive effect due to Caliper’s net loss.

Stock-Based Compensation

On January 1, 2006, Caliper adopted Statement of Financial Accounting Standard No. 123R, “Share-Based Payment” (“SFAS 123R”), which requires all share-based payments to be recognized in the income statement as an operating expense, based on their fair values.   Caliper’s share-based payment arrangements within the scope of SFAS 123R include options, restricted stock and other forms of stock bonuses, including restricted stock units, awarded under its option plans, and its Employee Stock Purchase Plan (“ESPP”) which enables participating employees to purchase Caliper’s stock at a discount from fair market value.  Caliper has applied the modified prospective method in adopting SFAS 123R. For stock option awards and ESPP purchases, Caliper estimates the fair value of share-based payments using the Black-Scholes-Merton formula and, for all share-based payments made after the adoption of SFAS 123R, recognizes the resulting compensation expense using a straight-line recognition method over the applicable service period of each award.  The fair value of restricted stock awards (including restricted stock units) is determined based upon the fair market value of Caliper’s stock on the date of grant. For restricted stock and restricted stock unit awards granted prior to January 1, 2006, Caliper continues to recognize the resulting compensation expense under the accelerated expense attribution method.  Periods prior to adoption of SFAS 123R have not been restated.  The majority of the incentive and nonstatutory stock option grants and restricted stock awards carry a 4-year vesting term, which is generally the requisite service period.  There is typically no acceleration provision related to the stock option grants.  The exercise price of stock option grants is equal to the fair market value of Caliper’s stock on the date of grant.  For certain restricted stock awards that cliff vest, Caliper recognizes the resulting compensation expense using a straight-line recognition method over the applicable service period of each award.

Under the modified prospective method, compensation cost recognized in the three and nine months ended September 30, 2006 includes (a) all share-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standard No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” and (b) all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Prior to the adoption of SFAS 123R, forfeitures of unvested awards were accounted for in the period in which they occurred.  Effective with the adoption of SFAS 123R, estimated prospective forfeitures are included in the determination of compensation cost to be recognized.  Caliper applied an expected forfeiture rate of 12% to unvested stock options for which expense was recognized during the three and nine months ended September 30, 2006.

Prior to adopting SFAS 123R, Caliper accounted for its stock options and equity awards in accordance with the intrinsic value method under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations.  Accordingly, prior to January 1, 2006, no compensation expense was recognized in Caliper’s financial statements for stock-based compensation granted to employees other than for awards which had an exercise price less than the fair value of the underlying common stock on the date of grant.  Upon the adoption of SFAS 123R, deferred stock-based compensation of $3.0 million was reclassified to additional paid-in capital within stockholders’ equity.

Caliper accounts for options issued to non-employees in accordance with the provisions of SFAS 123R and EITF No. 96-18, “Accounting for Equity Instruments that are issued to other than Employees for Acquiring, or in Conjunction with Selling Goods or Services.” For the three and nine months ended September 30, 2006, compensation expense related to stock-based compensation issued to non-employees was not material.

The adoption of SFAS 123R on January 1, 2006 had the effects of increasing Caliper’s operating loss, loss before income taxes and net loss for the three and nine months ended September 30, 2006 by $1.1 million and $2.8 million, respectively, over the amount of share-based compensation which would have been recognized under APB No. 25.  Basic and diluted net loss per share for the three and nine months ended September 30, 2006 would have been lower by $0.03 and $0.08, respectively, if Caliper had not adopted SFAS 123R. The adoption of SFAS 123R had no impact on cash flows.

Stock-based compensation expense is included within costs and expenses as follows (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Cost of product revenue	$124	$39	$373	$121
Cost of service revenue	44	3	111	16
Research and development	232	56	723	219
Selling, general and administrative	1,027	241	2,870	814
Total	$1,427	$339	$4,077	$1,170

The following table illustrates the effect on net loss and net loss per share for the three and nine months ended September 30, 2005 as if Caliper had applied the fair value-based method in each of those periods (in thousands, except per share data):

	Three Months	Nine Months

Net loss:
As reported	$(3,852)	$(12,969)
Add: Stock-based employee compensation expense included in reported net loss	339	1,170
Deduct: Total stock-based employee compensation expense determined under fair value based method	(697)	(5,164)
Pro forma net loss	$(4,210)	$(16,963)
Net loss per share:
As reported:	$(0.13)	$(0.42)
Basic and diluted
Pro forma:
Basic and diluted	$(0.14)	$(0.55)

On September 30, 2006, Caliper had five share-based compensation plans (the “Plans”), which are described above and within Note 14 of our audited financial statements included in Caliper’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

	Nine Months Ended September 30,
	2006	2005

Expected volatility (%)	45	63
Risk-free interest rate (%)	4.80	3.96
Expected term (years)	4.3	4.1
Expected dividend yield (%)	—	—

A summary of stock option and restricted stock activity under the Plans as of September 30, 2006, and changes during the nine months then ended as follows:

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)

Outstanding at December 31, 2005	6,381,195	$6.56
Granted	641,000	6.24
Exercised	(420,680)	3.58
Canceled	(98,540)	9.99
Outstanding at September 30, 2006	6,502,975	$6.67	5.93	$3,697
Exercisable at September 30, 2006	4,860,262	$6.86	5.13	$3,616
Unvested at September 30, 2006	1,642,713	$6.10	8.29	$82

Restricted Stock and Restricted Stock Units	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)

Outstanding at December 31, 2005	612,226	*
Granted	165,000	*
Vested	(161,424)	*
Unvested repurchases	(10,994)	*
Outstanding at September 30, 2006	604,808	*	2.71	$2,951

*Nominal exercise price

During the nine months ended September 30, 2006, Caliper granted its employees and directors 641,000 options at a weighted average grant date fair value of $2.67 per share, and 165,000 restricted stock units at a weighted average grant date fair value of $6.40 per share. The total intrinsic value of options exercised during the nine months ended September 30, 2006 was approximately $0.7 million. The total fair value restricted stock that vested during the nine months ended September 30, 2006 was approximately $0.8 million.

As of September 30, 2006, there was $7.3 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements granted under the Plans.  That cost is expected to be recognized over a weighted-average remaining service (vesting) period of approximately 2.4 years.

Reclassifications

The 2006 income statement presentation includes the reclassification of restructuring-related accretion charges from interest expense, as previously reported, to the restructuring line item within the accompanying consolidated statement of operations.  In addition, foreign currency transaction losses (gains) have been reclassified within the statement of cash flows from effect of exchange rates to cash from operating activities.  Also, employee stock-based compensation expense, which was previously disclosed as a separate income statement line item, has been reflected within costs and expenses in accordance with SFAS 123R. The 2006 balance sheet presentation reflecting the current portion of restricted cash has been reclassified from cash and cash equivalents to a separate line in the consolidated balance sheet.  Amounts in the 2005 financial statements have been reclassified to conform to the 2006 financial statement presentation.  These reclassifications had no effect on previously reported net loss, total stockholders’ equity or net loss per share.

2. Acquisitions

Xenogen Corporation

On August 9, 2006, Caliper completed its acquisition of Xenogen for $62.1 million, including $52.2 million in Caliper common stock, $7.1 million in warrants and $2.8 million of estimated direct acquisition costs. Xenogen develops and markets products, technologies and services for acquiring, analyzing and managing complex image data from live animals. Xenogen’s in vivo biophotonic imaging system combines technologies in molecular biology and physiology to enable researchers to track and monitor the dynamic properties associated with the mechanisms of disease and the impact of drugs on such mechanisms as they occur at the molecular level in live animals.  The principal goals of the acquisition were as follows:

•                  Improve Caliper’s strategic position in the markets it serves by allowing it to supply its customers with systems and services for use in both in vitro and in vivo research.  The acquisition allows Caliper to supply the fast-growing molecular imaging market and is expected to position Caliper as one of the first life science instrumentation companies able to provide an integrated package of products and services for both in vitro and in vivo research.  Caliper believes the integration of molecular tool technologies presents a key opportunity to improve drug discovery research.

•                  Academic and commercial cross-selling opportunities.  Caliper believes that the respective market strengths of Xenogen, with its strong academic presence, and Caliper, with its strong commercial presence, complement each other, potentially resulting in sales synergies.

•                  Improve ability to fulfill the needs of researchers.   Caliper believes it is capable of enhancing Xenogen’s existing platforms to further satisfy the needs of researchers who are looking for increased application power and flexibility in imaging research.

The value of the common stock issued was calculated in accordance with the terms of the merger agreement and EITF No. 99-12, “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination.” The value of the warrants issued and assumed was estimated using the Black-Scholes-Merton option-pricing model. Caliper issued 12,108,877 shares of common stock and warrants to purchase 4,701,733 shares of common stock, and assumed 1,830,581 of Xenogen warrants, in exchange for all of Xenogen’s equity securities outstanding at the closing. The Caliper warrants have a term of five years from the closing and an exercise price of $6.79 per share. Caliper reserved 1,060,273 common shares and 411,698 warrants for issuance subject to the future potential exercise of the Xenogen warrants assumed by Caliper.  The terms of these warrants are discussed in Note 8.

Xenogen’s operations, assumed as of the date of the acquisition, are included in the results of operations of Caliper beginning on August 9, 2006. The acquisition was accounted for as a purchase business combination in accordance with SFAS No. 141, “Business Combinations,” and Caliper accordingly allocated the estimated purchase price of Xenogen based upon the fair value of net assets acquired and liabilities assumed. The total purchase price was allocated to acquired assets and assumed liabilities as follows (in thousands):

Cash and cash equivalents	$10,000
Other current assets	14,010
Other assets	2,101
Liabilities assumed	(28,560)
Liabilities established for employee terminations and facility closures (see Note 5)	(4,594)
Identifiable intangible assets	44,849
In-process research and development	2,898
Goodwill	21,376

$62,080

The allocation of the purchase price is expected to be finalized within one year of the acquisition. Goodwill related to the Xenogen transaction is not tax deductible.  Acquired intangible assets consisted of the following (in thousands):

	Useful Life	Fair Value
Backlog	1 year	$78
Developed and contract technologies	3 to 6 years	6,770
Customer contracts and relationships	8 years	4,990
Core technologies	8 to 9 years	30,113
Trade name	Indefinite	2,898
		$44,849

Fair value was determined by an independent appraisal and was based upon projected future discounted cash flows taking into account risks related to the characteristics and application of the technology, existing and future markets and assessments of life cycle stage of the technology.

The weighted average amortization period for acquired intangibles, excluding the trade name, is 8.1 years. Amortization expense was approximately $765,000 related to Xenogen in the third quarter of 2006. Future amortization of acquired intangible assets is estimated as follows (in thousands):

2006 (3 months ended)	$1,350
2007	5,372
2008	5,324
2009	5,301
2010	5,147
Thereafter	18,692
$41,186

In-process research and development costs of approximately $2.9 million were expensed within research and development during the third quarter of 2006 within the accompanying Statement of Operations.

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

Pro Forma Operating Results

Unaudited pro forma operating results for Caliper for the three and nine months ended September 30, 2006 and 2005, assuming the above acquisitions were completed as of January 1, 2005, would have been as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue	$30,404	$31,389	$96,920	$93,502
Operating loss	(16,950)	(12,029)	(35,445)	(31,825)
Net loss	(16,750)	(11,530)	(34,993)	(31,810)
Basic and diluted loss per share	(0.36)	(0.27)	(0.76)	(0.74)
Pro forma weighted average shares assumed	46,262	42,872	45,908	42,711

The unaudited pro forma financial information is presented for informational purposes only, and is not necessarily indicative of Caliper’s operating results had the acquisitions been completed on the date for which the pro forma results give effect.  The pro forma results reflect the following pro forma adjustments.

•                  Amortization related to acquired intangible assets of $3.2 million and $5.1 million for the nine months ended September 30, 2006 and 2005, respectively, have been included in the pro forma operating results.

•                  Revenue of $0.9 million that would have been included in Xenogen’s reported revenue on a continuing GAAP basis has been added back to third quarter 2006 revenue.  This adjustment resulted from a $3.5 million purchase accounting adjustment to record deferred revenues of Xenogen at fair value in accordance with SFAS No. 141 and EITF No. 01-03, “Accounting in a Business Combination for Deferred Revenue of an Acquiree.”

•                  Cost of product revenue charges of $0.1 million related to the valuation of inventories at fair value as of the date of acquisition have been excluded from the pro forma operating results shown above.

3. Inventories

 Inventories are stated at the lower of cost (determined on a first-in, first-out basis, or “FIFO”) or market. Amounts are removed from inventory and recognized as a component of cost of sales on a FIFO basis. Inventories consist of the following (in thousands):

	September 30,	December 31,
	2006	2005
Raw material	$9,903	$5,075
Work-in-process	1,031	762
Finished goods	8,139	5,224

Inventories	$19,073	$11,061

4. Comprehensive Loss

Comprehensive loss is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net loss	$(13,533)	$(3,852)	$(20,047)	$(12,969)
Unrealized gain on marketable securities	32	46	121	71
Foreign currency translation gain (loss)	89	7	181	(201)

Comprehensive loss	$(13,412)	$(3,799)	$(19,745)	$(13,099)

5. Restructuring Activities

In connection with the acquisition of Xenogen, Caliper will incur costs associated with the involuntary termination of certain employees of Xenogen as well as the closing of duplicate facilities.  These costs have been accounted for in accordance with EITF No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” pursuant to which Caliper recorded a liability based on a defined exit plan equal to the fair value of the facility obligations and accrued for the costs related to the involuntarily terminated individuals.

•                  Caliper has identified severance and other expenses relating to the involuntary termination of personnel performing duplicative general and administrative and manufacturing functions and established an assumed liability of $3.5 million related to this activity.  This action is expected to reduce the total Xenogen workforce by 34 employees, or approximately 6%. Substantially all affected employees will be terminated by October 31, 2006.

•                  Caliper will not occupy one of the Xenogen facilities in Alameda, California which was intended to be occupied for sales, general and administrative functions.  Caliper plans to sublease the facility.  As of August 9, 2006, Caliper established a liability of $1.1 million related to this lease obligation. The fair value of the lease obligation was determined based upon the discounted present value of remaining lease rentals (8.25% discount rate used) for the space no longer occupied, considering sublease income potential of the property. The lease term expires April 30, 2011.

In addition to the above liabilities recognized in connection with the Xenogen acquisition, accrued restructuring obligation as of September 30, 2006 includes remaining liabilities related to two facilities in Mountain View, California as a result of the following restructuring activities:

•                  In November 2003, Caliper consolidated its instrument manufacturing and research and development facilities, and recognized a $7.4 million restructuring charge for the estimated remaining lease costs through June 2008.

•                  In June 2004, Caliper partially consolidated its research and development facilities, and recognized a $2.1 million restructuring charge for estimated remaining lease costs through June 2008.

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

These facility closures were accounted for in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or

Disposal Activities,” pursuant to which Caliper recorded a liability equal to the fair value of the remaining lease payments as of the cease-use date for each of the closed facilities. Fair value was determined based upon the discounted present value of remaining lease rentals (5% discount rate used) for the space no longer occupied, considering sublease income at each point in time.

Minimum monthly lease and operating expense payments under the two idle facility leases are currently $0.3 million, subject to escalation through expiration of the leases in June 2008 at an average rate of 3.6%. The restructuring liability as of September 30, 2006 reflects the minimum future payment obligations related to base lease rentals and operating charges over the remaining lease lives through June 30, 2008, net of anticipated sublease income, discounted at 5%.

In connection with the acquisition of Xenogen, Caliper assumed a $1.0 million obligation related to Xenogen’s St. Louis, Missouri operation. The facility closure was previously accounted for in accordance with SFAS 146.

The following table summarizes the restructuring accrual activity during the nine months ended September 30, 2006 (in thousands):

	Severance and Related	Facilities	Total
Balance, December 31, 2005	$—	$7,230	$7,230
Established obligations with Xenogen	3,503	1,091	4,594
Assumed obligation with Xenogen	—	1,034	1,034
Interest accretion	—	247	247
Payments	(55)	(2,513)	(2,568)

Balance as of September 30, 2006	$3,448	$7,089	$10,537

The remaining severance and facility obligations are as follows (in thousands):

	Severance and Related	Facilities	Total
Years ending December 31:
2006 (3 months ended)	$271	$1,171	$1,442
2007	3,177	4,200	7,377
2008	—	1,893	1,893
2009	—	289	289
2010	—	96	96

Total minimum payments	3,448	7,649	11,097
Less: Amount representing interest	—	560	560

Present value of future payments	3,448	7,089	10,537
Less: Current portion of obligations	3,448	3,909	7,357

Non-current portion of obligations	$—	$3,180	$3,180

6.  Credit Facility and Other Loans Payable

On August 9, 2006, Caliper entered into a loan and security agreement with a bank (the “Credit Facility”) which permits Caliper to borrow up to $20.0 million in the form of revolving loan advances including up to $5.0 million in the form of letters of credit.  Principal borrowings under the Credit Facility accrue interest at a floating per annum rate equal to the prime rate if Caliper’s unrestricted cash held at the bank exceeds $20.0 million, or prime plus one-half of one percentage point if Caliper’s unrestricted cash held at the bank is below $20.0 million.   Under the Credit Facility, Caliper is permitted to borrow up to $20.0 million, provided it maintains unrestricted cash of at least $20.0 million with the bank, or is otherwise subject to a borrowing base limit consisting of up to (a) 80% of eligible accounts receivable, as defined, plus (b) the lesser of 90% of Caliper’s unrestricted cash maintained at the bank or $10.0 million.  The Credit Facility has a two-year initial maturity.  During the first eighteen (18) months following Caliper’s merger with Xenogen, Caliper is required to pay interest on a minimum of $8.0 million of outstanding borrowings.

The Credit Facility includes traditional lending and reporting covenants including that certain financial covenants applicable to liquidity and earnings are to be maintained by Caliper and tested as of the last day of each quarter. As of September 30, 2006, Caliper was in compliance with these covenants. The Credit Facility also includes several potential events of default such as payment default, material adverse change conditions and insolvency conditions that could cause interest to be charged at prime plus two percentage points, or in the event of any uncured events of default, could result in the bank’s right to declare all outstanding obligations immediately due and payable.

In August 2006, Caliper utilized the Credit Facility to refinance Xenogen’s outstanding credit facility with a bank (approximately $8.0 million as of August 9, 2006), and consolidate other existing debt obligations of NovaScreen (approximately $370,000). In addition, Caliper financed certain loan fees, interest and costs through increased borrowings (approximately $217,000). The Credit Facility will serve as a source of capital for ongoing operations and working capital needs.  As of September 30, 2006, the Credit

Facility is classified as long term in the attached balance sheet within loans payable.

Outstanding obligations under the Credit Facility and Other Loans Payable consisted of the following (in thousands):

	Interest Rates	Payment Terms	Repayment Schedule	Due Date	September 30, 2006	December 31, 2005

Credit Facility	8.25%	Interest only	Monthly, Principal at maturity	2008	$8,587	$—

Capital Loans	9.57-9.84%	Principal & interest	Monthly	2007	147	—

Bank Notes Payable	5.90-7.75%	Principal & interest	Monthly	2009	—	453
					8,734	453
Less: Current portion of long-term obligations					136	133
Credit Facility and other loans payable					$8,598	$320

As of September 30, 2006, future scheduled debt payments were as follows (in thousands):

Years ending December 31:
2006 (3 months ended)	$53
2007	94
2008	8,587
Total payments	$8,734

At September 30, 2006, Caliper had $11.4 million in available borrowings under the Credit Facility.  This amount is restricted by $3.6 million in standby letters of credit related to Caliper’s facilities.

7.  Commitments and Contingencies

Leases

As of September 30, 2006, future minimum payments under operating leases (excluding idle facilities accounted for within accrued restructuring) were as follows (in thousands):

Years ending December 31:
2006 (3 months ended)	$1,807
2007	7,106
2008	6,947
2009	4,513
2010	2,576
Thereafter	9,055
Total minimum lease payments	$32,004

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

In connection with the acquisition of Xenogen, Caliper acquired three facility leases in Alameda, California, a facility lease in St. Louis, Missouri and a facility lease in Cranbury, New Jersey.  Cranbury is the primary location for the in vivo imaging services business of Xenogen. Caliper will maintain one of the facilities in Alameda which will serve as the primary location for research and development activities for imaging, biology and reagents.  One facility’s lease expires in December 2006 and Caliper will not renew this obligation.  Neither the St. Louis facility nor the third facility in Alameda will be occupied.

Royalties

On August 9, 2006, Stanford University provided Xenogen with a copy of an audit report prepared by a third party consultant which asserted certain claims of underpayments under the license agreement between Stanford and Xenogen during the period from 2002 through March 31, 2006 based upon the consultant’s interpretation of Xenogen’s exclusive license with Stanford.  Upon review of the audit report, Caliper determined that additional royalties of $71,000 were owed to Stanford.  This underpayment was accrued as an assumed obligation as of August 9, 2006 in connection with Caliper’s acquisition of Xenogen.  Caliper is contesting the remaining payment obligation that is claimed in the Stanford audit report, and as a result, has not accrued for any liability beyond the $71,000 of royalties that have been accrued and paid. Caliper is currently discussing with Stanford the scope of Xenogen products that are subject to the royalty provisions of the Stanford license agreement. As a result of these discussions, the parties may amend the license agreement to change the royalties Caliper pays to Stanford for future product sales.  An amendment may also include the payment of back royalties to Stanford for products Caliper has already sold. Caliper has not discussed with Stanford the specific terms and conditions of an amendment.  At any time, either party may choose binding arbitration to resolve any dispute over the amount of back royalties owed, if any.  The amount of any remaining contingent obligation, if any, cannot currently be estimated, nor is it probable that a liability exists.  However, Caliper believes that this matter will be resolved within the next twelve months.  In accordance with SFAS 141, Caliper will account for any additional liability related to the identified contingent obligation as of August 9, 2006 as additional purchase price which will be recorded to goodwill.

Legal Proceedings

On March 7, 2005, AntiCancer, Inc. filed a lawsuit against Xenogen in the U.S. District Court for the Southern District of California (the “Court”) alleging infringement of five patents of AntiCancer. The complaint seeks damages and injunctive relief against the alleged infringement. On March 29, 2005, AntiCancer amended its complaint to include an additional claim seeking a judgment that one of our imaging patents exclusively in-licensed from Stanford University, U.S. patent No. 5,650,135, is invalid. On May 10, 2005, Xenogen filed its answer to AntiCancer’s amended complaint. Xenogen denied all of AntiCancer’s allegations and asserted various affirmative defenses, including its position that AntiCancer’s patents cited in its complaint, and its patent claims relating to in vivo imaging of fluorescence, are invalid. Caliper is vigorously defending itself against AntiCancer’s claims and believes AntiCancer’s complaint is without merit. Concurrent with filing Xenogen’s answer to AntiCancer’s complaint, Xenogen had filed its own counterclaims against AntiCancer. These counterclaims allege that AntiCancer infringes two of Xenogen’s U.S. patents, Nos. 5,650,135 and 6,649,143, both relating to in vivo imaging and with a priority date before each of the AntiCancer patents alleged in its amended complaint. Both parties seek injunctive relief and an unspecified amount of damages, including enhanced damages for willful infringement. Caliper intends to vigorously pursue its claims against AntiCancer.

The Court held the first three days of a Markman hearing (a pre-trial hearing where the trial judge hears evidence and then continues, as a matter of law, the asserted patent claims) relating to these claims on June 13, 2006 through June 15, 2006.  On July 14, 2006, Xenogen filed a motion to disqualify AntiCancer’s attorneys due to numerous violations of ethical rules by such attorneys.  After a hearing on this motion, on August 10, 2006, the Court issued an order granting Xenogen’s motion to disqualify AntiCancer’s attorneys.  On October 18, 2006, the Court issued a supplemental and clarifying order to its previous August 10, 2006 order in which the Court, among other things, (i) granted Xenogen’s motion to restart the Markman hearing, (ii)  granted Xenogen’s motion to prohibit the transfer of tainted files to AntiCancer’s successor counsel, (iii) continued Xenogen’s motion for sanctions against AntiCancer’s previous counsel,  (iv) granted AntiCancer’s motion for an extension of time to file a writ to seek appellate review of the Court’s August 10, 2006 order, as supplemented and clarified on October 18, 2006, (v) vacated all pending hearing dates in the case, and (vi) granted AntiCancer permission until November 6, 2006 to amend its complaint. AntiCancer may file a writ seeking such appellate review. The Court has indicated that if AntiCancer obtains appellate review of the order(s), further proceedings in this case will be stayed pending the outcome of any appellate review of the Court’s order. On November 6, 2006, AntiCancer served its Third Amended Complaint in this matter and voluntarily dismissed Stanford University from this proceeding. The Third Amended Complaint adds Caliper as a defendant. All defendants will file responsive pleadings in due course with the Court.

Caliper currently is not able to determine the outcome of the patent infringement lawsuit with AntiCancer. Even if Caliper prevails in this lawsuit, the defense of the lawsuit or similar lawsuits will be expensive and time-consuming and may distract Caliper management from operating Caliper’s business.

From time to time Caliper is involved in litigation arising out of claims in the normal course of business. Based on the information presently available, management believes that there are no other claims or actions pending or threatened against Caliper, the ultimate resolution of which will have a material adverse effect on our financial position, liquidity or results of operations, although the results of litigation are inherently uncertain, and adverse outcomes are possible.

8. Stockholders’ Equity

During 2006, Caliper has issued 12,791,741 shares of common stock, increasing the total shares outstanding as of September 30, 2006 to 46,577,533. Included in this overall share increase were 12,108,877 shares issued in connection with the Xenogen acquisition (see Note 2).  The remaining increase in shares relates to shares issued as a result of stock purchases under the employee stock purchase plan, stock option exercises and vesting of restricted stock awards.

Also in connection with Caliper’s acquisition of Xenogen, Caliper granted Xenogen stockholders an aggregate of 4,701,733 warrants, and reserved an additional 411,814 warrants for potential issuance upon the exercise of Xenogen warrants (see below) which were assumed by Caliper.  Each such warrant permits the holder to acquire one Caliper common share at an exercise price of $6.79 per share through August 9, 2011.   Caliper valued the warrants using the Black-Scholes-Merton formula at $1.16 per warrant, or approximately $5.5 million in total for all issued and outstanding warrants.  This value is included in additional paid-in capital as of September 30, 2006.  Key assumptions used to value the warrants were as follows:

Fair market value at issuance	$4.25
Exercise price	$6.79
Contractual term	5 years
Volatility	40%
Risk free rate of return	4.87%

As discussed above, Caliper also assumed certain outstanding Xenogen warrants.  As of August 9, 2006, there were 1,830,581 Xenogen warrants outstanding, which were exercisable at $2.91 to $40.75 per warrant.  Upon the potential exercise of these warrants, the holders are entitled to receive the number of Caliper shares and warrants that such holder would have been entitled to receive as a Xenogen stockholder as of the acquisition date.  The termination date of the Caliper warrants that are to be issued upon the eventual exercise of the Xenogen warrants may not be extended beyond the 5 year expiration date (August 9, 2011).  Caliper estimated the value of the Xenogen warrants at approximately $1.6 million, which represents the value of both the Caliper shares and warrants to be issued upon exercise of the Xenogen warrants. The value of the Xenogen warrants assumed was calculated using the Black-Scholes-Merton option-pricing model.  The key assumptions used to value the warrants assumed were as follows:

Implied fair market value at issuance	$2.72
Exercise price	Based on actual warrant
Contractual term	Based on actual warrant
Volatility	40%
Risk free rate of return	4.86-4.88%

The implied fair market value at the date of issuance represents the share-exchange ratio-adjusted fair value of the common stock issuable upon exercise, plus the warrant-exchange ratio-adjusted fair value of the warrant issuable upon exercise.

9. Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainties in income taxes recognized in an enterprise’s financial statements. The interpretation requires that Caliper determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority.  If a tax position meets the more likely than not recognition criteria, FIN 48 requires the tax position be measured at the largest amount of benefit greater than 50 percent likely to be realized upon ultimate settlement.  This accounting standard is effective for fiscal years beginning after December 15, 2006.  The effect, if any, of adopting FIN 48 on the Caliper’s financial position and results of operations has not been determined.

In September 2006, FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This accounting standard is effective for fiscal years beginning after November 15, 2007. The effect, if any, of adopting SFAS 157 on Caliper’s financial position and results of operations has not been determined.

10. Subsequent Event

Upon the anniversary of the NovaScreen acquisition, October 3, 2006, Caliper released the remaining 318,734 shares that were being held in escrow subject to the terms of the purchase agreement between Caliper and NovaScreen.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of September 30, 2006 and for the three and nine months ended September 30, 2006 and September 30, 2005 should be read in conjunction with our financial statements included in this Quarterly Report on Form 10-Q and Management’s Discussion and Analysis of Financial Condition and Results of Operations and our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

Executive Summary

Business

Caliper Life Sciences uses its core technologies of microfluidics, optical imaging, and liquid handling to provide life sciences research solutions. Our strategy is to further enhance the value of our company to the pharmaceutical industry by improving the correlation between in vitro and in vivo experimentation. A large majority of drug candidates that seem promising in early in vitro studies fail during animal trials. By tracking this drug attrition, understanding its root causes, and pursuing solutions, we believe we can improve the clinical relevance of early drug discovery and development. Our recent acquisition of Xenogen Corporation is key to this strategy since it adds in vivo imaging technologies, products, and services to our existing portfolio of in vitro microfluidics and automation technologies, products and services.

The initial focus of our strategic effort is to pursue oncology applications, and we are currently seeking new experimental models, techniques and tools that bridge in vitro and in vivo experimentation in this major therapeutic area. Future areas of interest include solutions for cardiovascular and inflammation therapeutic programs.

Our products and services currently address some of the key challenges that face the pharmaceutical and biotechnology industry, including product pipelines, late-stage drug failures, and side effect issues. Using our products and services, researchers are able to increase the speed and efficiency of their high-throughput screening efforts, make better choices earlier in the drug discovery and development process, and conduct profiling experiments that identify drug side effects well before the human clinical trial stage.

We are pursuing diagnostic market potential for our technology and believe that our LabChip® technologies may help reduce the high cost of many diagnostic tests, particularly molecular diagnostic tests, through integration, automation and miniaturization of the various steps required to carry out these tests. We are presently working with collaboration partners in this area, although these projects are still in the feasibility or early development stages.

We have three channels of distribution for our products: direct to customers, indirect through our international network of distributors, and through partnership channels under our Caliper Driven™ program. Through our direct and indirect channels, we sell complete system solutions, developed by us, to end customers. Our Caliper Driven program is core to our business strategy and complementary to our direct sales and distribution network activities, as it enables us to extend the commercial potential of our LabChip and advanced liquid handling technologies into new industries and new applications with experienced commercial partners. Under this program, we supply liquid handling products, microfluidics chips, and other products on an OEM basis, and when requested, provide product development expertise to our commercial partners, who then typically integrate an application solution and market it to their end customers. In addition, as part of our Caliper Driven program we provide licenses to our extensive patent estate to other companies. We view out-licensing under our Caliper Driven program as a way for us to extend our technologies into certain application areas that we do not have a present strategic intent to address directly, or that may require the greater technical, marketing or financial resources of our licensing partner, in order to obtain more rapid adoption of our technology in the particular application area. By using direct and indirect distribution, and out-licensing our technology under our Caliper Driven program, we seek to maximize penetration of our products and technologies into the marketplace and position Caliper as a leader in the life sciences tools market.

On August 9, 2006, we acquired Xenogen Corporation, a maker of advanced imaging systems including instruments and biological solutions designed to accelerate drug discovery and development for approximately $62.1 million, including $52.2 million in Caliper common stock, $7.1 million in warrants and $2.8 million of estimated direct acquisition costs. Under the terms of the acquisition agreement, we issued approximately 12.1 million common shares and approximately 4.7 million warrants to purchase Caliper common shares, and reserved approximately 1.1 million additional shares and 0.4 million warrants related to Xenogen warrants assumed at the date of acquisition, in exchange for all of Xenogen’s equity securities outstanding at the closing.

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

Overview of Third Quarter 2006

During the third quarter of 2006, we achieved total revenue of $26.5 million, which represented a 24% net increase compared to revenue in the third quarter of 2005. Highlights of the quarter included our overall improved revenue performance due to strong acquisition growth, the completion of substantial integration activities involving Xenogen, and several new product launches.

The acquisitions of Xenogen in the quarter and of NovaScreen in October 2005 were the principal drivers of overall revenue growth.  These operations generated third quarter 2006 revenues of approximately $9.4 million including $5.6 million of product revenue from sales of IVIS imaging systems, $2.4 million of drug discovery services, and $1.1 million of license and contract revenue.  Other areas of our business, especially including OEM sales to Affymetrix and contract revenue related to collaborative research projects, partially offset this revenue improvement.  We experienced no additional GCAS system sales to Affymetrix in comparison with $2.0 million in third quarter of 2005.  Affymetrix has experienced difficulties with its products that are used in conjunction with the GCAS system, and we are unsure when sales of such systems will resume. In addition, we experienced a $1.0 million decrease in contract revenue versus the third quarter of 2005 as a result of certain collaborative research projects concluded since last year. When a particular project concludes, we commonly experience a decline in revenue and time lag until such time that a collaboration partner begins to generate substantial commercial sales which produce benefit to Caliper.  Sales of chips and reagents and drug development and specialty instruments were also off during the quarter in comparison to the third quarter of 2005.

We completed our merger with Xenogen Corporation on August 9, 2006 and have completed major facets of the integration of the manufacturing operations and general and administrative functions.  Approximately three-fourths of the IVIS Imaging systems shipped during the third quarter were manufactured in our Hopkinton, Massachusetts manufacturing headquarters.  We believe the acquisition of Xenogen will significantly advance our capabilities as a leading provider of tools and services that increase the productivity and clinical relevance of life sciences research, and is expected to accelerate our revenue growth and profitability. The integration of molecular tool technologies could present a key opportunity to improve drug discovery research. As highlighted in the FDA Critical Path Initiative, biomarker research and better experimentation models are essential to improve predictability and efficiency along the critical path from laboratory to commercial drug. The combination of our proprietary microfluidic technology and automation expertise with Xenogen’s proprietary imaging technology addresses these key research needs by creating molecular level solutions that encompass in vitro (test tube) to in vivo (living organism).  These technologies offer exceptional data quality and productivity advantages, and we believe that combining them to offer a highly correlated suite of products and services should result in earlier, clinically relevant insights in the drug discovery process.  We refer to the continuum of these solutions as “the I-I Bridge” which stands for in vitro—in vivo.  During the third quarter, including the period from July 1 to August 9 which preceded the acquisition, the Xenogen business operation shipped 33 IVIS imaging systems compared to 21 systems in the third quarter of 2005.

In connection with our integration of Xenogen, we have taken steps, including staffing reductions and facilities consolidation, to reduce Xenogen planned annual spending by over $11.0 million.  We expect to begin benefiting at this rate of fully combined savings starting in the first quarter of 2007.  The majority of cost synergies related to existing and or open employment positions that were eliminated due to redundancy.  Reductions occurred mainly in manufacturing and general and administrative functions.

Five new products were launched during the third quarter of 2006:

•      IVIS Spectrum — in vivo imaging system with bioluminescence and fluorescence imaging capabilities;

•      Zephyr automated liquid handling system — a compact liquid handling system with the advanced capabilities of our Sciclone liquid handler;

•      Maestro — new application software for liquid handling;

•      LabChip Desktop Profiler — a microfluidic platform for the rapid profiling of kinases; and

•      ProfilerPro — a suite of reagent kits for use with Desktop Profiler.

Subsequent to the quarter, Canon U.S. Life Sciences announced that it has licensed Caliper’s microfluidics technology as the basis of development of Canon’s platform for genetic diagnostics and screening.  This announcement and license agreement results from a prior collaboration project with Canon under our Caliper Driven program. The license agreement, which was entered into during the second quarter of 2006, grants Canon non-exclusive access to Caliper’s microfluidics intellectual property.

Critical Accounting Estimates

The critical accounting policies used in the preparation of our financial statements that we believe affect our more significant judgments and estimates used in the preparation of our consolidated financial statements presented in this report are described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. There have been no material changes to the critical accounting policies, other than the adoption of SFAS 123R, revenue recognition and restructuring charges established within the Xenogen acquisition.

SFAS 123R

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

•                  risk-free interest rate, based on the U.S. Treasury yield curve in effect at the time of the grant; and forfeiture rate.

A 10% unfavorable change in expected volatility and option term, which represent the most sensitive and judgmental assumptions, would not have a material effect on our financial statements.

Prior to adopting SFAS 123R, the Company accounted for stock-based compensation under APB No. 25, as permitted by SFAS 123.  The Company has applied the modified prospective method in adopting SFAS 123R.  Accordingly, periods prior to adoption have not been restated.  As of September 30, 2006, there was $7.3 million of total unrecognized compensation costs related to unvested stock-based compensation arrangements granted under the Plans.  That cost is expected to be recognized over a weighted-average remaining service (vesting) period of approximately 2.4 years.

The implementation of SFAS 123R has had no adverse effect on our balance sheet or total cash flows, but it does impact our operating expenses, net loss and net loss per share.  Because we are not restating periods prior to adoption, comparability between periods has been affected.  Additionally, management uses estimates of and assumptions about forfeiture rates, volatility and interest rates to calculate stock-based compensation.  Changing these estimates could materially affect our operating results.

Revenue Recognition

Our revenue recognition policy requires that we determine “fair value” of undelivered items based upon our historic selling prices, or where no historic information exists, based upon management’s estimate of the probable selling prices for such undelivered items. The amount of our product revenue is affected by our judgments as to whether an arrangement includes multiple elements, and if so, whether there is objective evidence of fair value for those elements. Changes to the elements in an arrangement and the ability to establish objective evidence of fair value for those elements could affect the timing of revenue recognition. These conditions are sometimes subjective and actual results could vary from the estimated outcome, requiring future adjustments to revenue. We recognize certain service and contract revenue for certain arrangements based upon proportional performance which requires that we estimate resources required to perform the work. The extent to which our resource estimates prove to be inaccurate could affect the timing of the revenue recognition for a particular contract arrangement.

Restructuring Charge

During the third quarter of 2006, in connection with the Xenogen acquisition, we established liabilities for certain employee terminations of $3.5 million and facility closures of $1.1 million.  We established exit plans for activities which took place and accounted for these plans in accordance with Emerging Issues Task Force Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” and Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations.” In accordance with such standards, management makes certain judgmental estimates related to these established liabilities. For example, the closure of facilities required us to make estimates with respect to contractual rental commitments or lease buy-outs for office space being vacated and related costs, offset by estimated sublease income. We review on at least a quarterly basis our sublease assumptions. These estimates include anticipated rates to be charged to a sub-tenant and the timing of the sublease arrangement. If the rental markets change, our sublease assumptions may not be accurate and changes in these estimates might be necessary and could materially affect our financial condition and results of operations.

Results of Operations for the Three and Nine Months Ended September 30, 2006 and 2005

Revenue

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(In thousands)	2006	2005	$ Change	% Change	2006	2005	$ Change	% Change
Product revenue	$18,501	$15,813	$2,688	17%	$45,509	$41,394	$4,115	10%

Service revenue	5,934	3,437	2,497	73%	16,366	10,293	6,073	59%

License fees and contract revenue	2,091	2,082	9	—%	11,276	8,380	2,896	35%

Total Revenues	$26,526	$21,332	$5,194	24%	$73,151	$60,067	$13,084	22%

Total Revenue. Our total revenue increase on both a three and nine month basis over 2005 resulted primarily from growth driven by our acquisitions of NovaScreen in October of 2005 and Xenogen in August of 2006.  Sales of Xenogen IVIS imaging systems during the third quarter offset lower product sales caused mainly by a $2.0 million decrease in GCAS systems sold to Affymetrix on an OEM basis. The same is true for the nine months ended September 30, 2006 over which time GCAS system sales were lower by $3.4 million than in the 2005 period. We have experienced no additional GCAS system sales to Affymetrix during the first nine months of 2006 and remain unsure of when such sales will resume.  In vivo and in vitro drug discovery services provided by our Xenogen and NovaScreen service groups, respectively, were the principal drivers of service growth during both the three and nine months ended September 30, 2006 in comparison to the same periods in 2005.  In addition, success in out-licensing our intellectual property, which now includes imaging intellectual property as a major contributor within our Caliper Driven licensing program portfolio, contributed to improved license revenues a year-to-date basis.

Product Revenue.  Product revenue increased during the third quarter of 2006 compared to the third quarter of 2005 primarily as a result of growth from Xenogen IVIS imaging systems which generated $5.6 million of revenue in the quarter.  The total number of IVIS instruments sold during the quarter was 33, a 57% increase over 21 units sold by Xenogen in the third quarter of 2005 while Xenogen was a stand alone reporting entity.  Twenty-seven (27) units were sold post-acquisition and included in Caliper’s product revenues.  Other product sales declined $2.9 million during the third quarter of 2006 compared to the third quarter of 2005 with the majority of the decrease, $2.0 million, resulting from the decline in GCAS system sales. Our development and specialty instrument product lines accounted for $0.8 million of the remaining decrease in product sales while microfluidic instruments and chips and all other drug discovery instrument sales were relatively unchanged during the quarter. During the third quarter of 2006 we placed a total of 14 new LabChip systems with customers versus 15 systems in the third quarter of 2005. A decrease in MultiDose dissolution workstation sales accounted for most of the decline in development and specialty instrument sales.

Product revenue increased during the nine months ended September 30, 2006 compared to 2005 also as a result of growth from Xenogen IVIS imaging systems as discussed above.  GCAS system sales were lower by $3.4 million in comparison to the nine months ended September 30, 2005.  Sales of microfluidic instruments and chips increased approximately $1.3 million during the nine month period compared to 2005 due primarily to increased instrument placements while all other product sales increased approximately $0.5 million due primarily to increased sales of discovery liquid handling and automation products.  During the nine months ended September 30, 2006, we placed a total of 39 LabChip systems with customers, in comparison to a total of 26 systems during the nine months ended September 30, 2005, a 50% increase in placements.

Service Revenue. Service revenue increased during the three and nine months ended September 30, 2006 in comparison to the same periods in 2005 primarily as a result of growth relating to our NovaScreen and Xenogen operations.  During the three and nine months ended September 30, 2006, equipment related services decreased by 4% and 2%, respectively, over the same periods in 2005.  The majority of these decreases resulted from decreased billable services from Affymetrix and our development products.

License Fees and Contract Revenue.  License fees and contract revenue increased during the three months ended September 30, 2006 primarily as a result of SBIR grant research projects conducted at NovaScreen and in vivo imaging license revenue generated by Xenogen.  Combined, these new sources of revenue generated approximately $1.1 million of revenue to offset a comparable decrease in collaborative funding project revenue due to projects that were finalized between the last quarter of 2005 and the third quarter of 2006.  Overall license fees and contract revenues increased during the nine months ended September 30, 2006 in comparison to the same period in 2005 due to increased license revenue under Caliper Driven out-licensing program and also as a result of growth from SBIR grant research projects conducted at NovaScreen and in vivo imaging license revenue generated by Xenogen.  Combined, these new sources of revenue contributed approximately $2.0 million during the nine months ended September 30, 2006.

Costs of Revenue

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(In thousands)	2006	2005	$ Change	% Change	2006	2005	$ Change	% Change
Product	$12,816	$10,517	$2,299	22%	$31,430	$28,408	$3,022	11%

Service	4,155	1,665	2,490	150%	9,733	5,070	4,663	92%

Contract	73	—	73	—%	73	—	73	—%

Total Costs	$17,044	$12,182	$4,862	40%	$41,236	$33,478	$7,758	23%

Cost of Product Revenue.  Cost of product revenue increased during the three months ended September 30, 2006 in comparison to the same period of 2005 primarily as a result of the increase in overall product sales which accounted for approximately $1.4 million of higher material costs and incremental absorption of manufacturing costs.  The remaining increase resulted from unabsorbed manufacturing costs of approximately $0.4 million occurring in our chip production plant due to reduced chip sales to Agilent,  increased freight and other miscellaneous spending of approximately $0.2 million due to manufacturing scale-up of the IVIS imaging system product line, $0.1 million of stock-based compensation due to the adoption of SFAS 123R and $0.1 million of purchase accounting effects related to the valuation of acquired Xenogen inventories.

Cost of product revenue increased during the nine months ended September 30, 2006 in comparison to the same period of 2005, primarily as a result of the increase in overall product sales which accounted for approximately $1.9 million of higher material costs and incremental absorption of manufacturing costs.  Other increases to cost of product revenue during the nine months ended September 30, 2006 in comparison to 2005 included approximately $0.3 million in stock-based compensation due to the adoption of SFAS 123R, $0.3 million of increased freight costs, $0.2 million of unfavorable material spending variances due to higher costs and $0.3 million of all other spending effects.

Cost of Service Revenue.  Cost of service revenue increased during the three and nine months ended September 30, 2006 primarily due to service related costs of NovaScreen and Xenogen which were new to Caliper in 2006 in comparison to 2005.  On a combined basis, costs related to our drug discovery service operations were $2.4 million during the quarter and $4.5 million on a nine month basis during 2006.

Gross Margins.  Gross margin on product revenue was 30.7% and 30.9%, respectively, for the three and nine months ended September 30, 2006, as compared to 33.5% and 31.4%, respectively, in the same periods during 2005.

During the three months ended September 30, 2006, unabsorbed manufacturing costs resulting from reduced chip production and slightly higher manufacturing spending overall accounted for approximately 1.9 percentage points of the overall 2.8 percentage point decrease. The increase in manufacturing spending included incremental costs of approximately $0.1 million associated with our strategic outsourcing initiative aimed to reduce the costs of certain key purchased components, Xenogen-related retention costs of approximately $0.1 million and purchase accounting related expenses of approximately $0.1 million.  We completed the integration of our manufacturing operations and successfully transferred the manufacturing of IVIS imaging systems from Alameda, California to Hopkinton, Massachusetts.  Approximately three-fourths of the IVIS Imaging systems shipped during the third quarter were manufactured in our Hopkinton, Massachusetts manufacturing headquarters.  The outsourcing initiative is expected to result in lower material cost of goods beginning in the fourth quarter of 2006.  In addition to the forgoing, the adoption of SFAS 123R had a 0.4 percentage point unfavorable impact on product gross margins in comparison to the third quarter of 2005.  All other changes resulted in the remaining 0.5 percentage point of change including the effects of product mix.

During the nine months ended September 30, 2006, product margins decreased by 0.5 percentage points.  This decrease was caused by increased freight, warranty and unfavorable purchase price variances which combined had an unfavorable impact of approximately 2 percentage points.  These unfavorable effects were partially offset by the favorable impact of increased leverage of manufacturing spending over higher product revenues.

Gross margin on service revenue was 30.0% and 40.5%, respectively, for the three and nine months ended September 30, 2006, as compared to 51.6% and 50.7%, respectively, in comparison to the same periods in 2005.  The decreases in 2006 in comparison to 2005 resulted from lower gross margins associated with NovaScreen’s and Xenogen’s drug discovery service revenues.  Xenogen contributed approximately $1.1 million of animal production and collaborative research revenue at a negative gross margin, while NovaScreen’s overall gross margins were approximately 18% for the quarter and 37% for the nine month period, in each case lower than our historical service business margin of approximately 50%.  NovaScreen’s service margins are currently influenced by a more significant proportion of government contract revenue than is typical of NovaScreen’s historic business.  As service revenues expand, both for NovaScreen and Xenogen, we expect to see increased gross margin on service revenues.

Expenses

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(In thousands)	2006	2005	$ Change	% Change	2006	2005	$ Change	% Change
Research and development	$8,663	$4,259	$4,404	103%	$18,049	$12,857	$5,192	40%

Selling, general and administrative	12,535	8,033	4,502	56%	29,940	23,896	6,044	25%

Amortization of intangible assets	2,020	897	1,123	125%	4,528	2,693	1,835	68%

Restructuring charges	23	90	(67)	(74)%	97	266	(169)	(64)%

Research and Development Expenses.  The net increase in research and development expenses during the three months ended September 30, 2006 in comparison to the same period in 2005 comprised $2.9 million of in-process research and development (see Note 2) and $1.5 million of new spending, including $1.0 million of imaging biology and physics research performed by Xenogen, and $0.5 million of grant-related research and assay development research performed by NovaScreen.  Xenogen’s research and development spending comprised approximately $0.5 million in labor-related costs, $0.3 million in facilities-related costs and $0.2 million of all other costs.  NovaScreen’s research and development spending comprised approximately $0.2 million in labor-related costs, $0.1 million in facilities-related costs and $0.2 million of all other costs.  In addition, the adoption of SFAS 123R resulted in additional stock-based compensation expense of $0.2 million. All other research and development expenses decreased by approximately $0.2 million during the quarter in comparison to the same period in 2005.

The net increase in research and development expenses during the nine months ended September 30, 2006 in comparison to the same period in 2005 comprised $2.9 million of in-process research and development (see discussion above) and $2.5 million of new spending, including $1.0 million of Xenogen-related expenses as discussed above, and $1.5 million of grant-related research and assay development research performed by NovaScreen.  NovaScreen’s research and development spending comprised approximately $0.7 million in labor-related costs, $0.4 million of materials cost, $0.2 million in facilities-related costs and $0.2 million of all other costs.  In addition, the adoption of SFAS 123R resulted in additional stock-based compensation expense $0.5 million.   All other research and

development expenses decreased by approximately $0.7 million during the quarter in comparison to the same period in 2005 including materials expenses, which accounted for the majority of the decrease.

As part of our Caliper Driven program, we may undertake potential projects that could cause our research and development costs to increase as a percentage of revenue, although such increased spending may be fully or partially funded by our commercial partners.

Selling, General and Administrative Expenses.  The net increase in selling, general and administrative expenses during the three months ended September 30, 2006 in comparison to the same period in 2005 comprised $2.6 million of new spending including $2.2 million of Xenogen expenses and $0.4 million of NovaScreen expenses.  In addition, stock-based compensation expense in the third quarter increased by approximately $0.8 million related to the adoption of SFAS 123R.   The remaining increase in expense of $0.9 million during the third quarter included increased accounting, audit fees and consulting fees of approximately $0.7 million which were largely related to Xenogen integration related activities, $0.3 million of increased legal expenses related to patent work, $0.2 million of labor-related expenses and reductions in all other expenses of approximately $0.3 million.   Xenogen-related expenses included approximately $1.3 million of labor-related expenses, $0.4 million of legal expenses consisting primarily of AntiCancer litigation costs, and $0.5 million of spending across other areas.  We anticipate that Xenogen-related general and administrative costs will decrease in subsequent periods, although it is difficult to predict the level of ongoing litigation related legal costs that we will incur relating to the matters described in Part II, Item 1 (“Legal Proceedings”).  The majority of NovaScreen-related expenses in this area were labor-related costs.

The net increase in selling, general and administrative expenses during the nine months ended September 30, 2006 in comparison to the same period of 2005 was comprised of $3.4 million of new spending including $2.2 million of Xenogen expenses, as discussed above, and $1.2 million of NovaScreen-related expenses.   Stock-based compensation expense increased by approximately $2.1 million related to the adoption of SFAS 123R. All other selling, general and administrative expenses increased on a net basis by approximately $0.5 million including the increase in AntiCancer legal costs of $0.4 million and an increase of $0.4 million related to integration costs, offset by a $0.3 million decrease in all other selling, general and administrative costs during the third quarter of 2006.

Amortization of Intangible Assets. The increase in amortization of intangible assets for the three months ended September 30, 2006 relates to the intangible assets acquired in the NovaScreen acquisition in October 2005 and Xenogen in August 2006. The three and nine month expense increase includes amortization related to Xenogen intangible assets only during the third quarter.

Restructuring Charges. We incurred restructuring charges in 2006 and 2005 related to acquisition and integration activities that are more fully discussed in Note 5 to the accompanying financial statements.  Restructuring charges during the three and nine month period relate to accretion of interest on facilities, net of sub-lease income.

Interest and Other Expense, Net

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(In thousands)	2006	2005	$ Change	% Change	2006	2005	$ Change	% Change
Interest income, net	$99	230	(131)	(57)%	470	698	(228)	(33)%
Other income (expense), net	101	(50)	151	302%	379	(509)	888	174%

Interest Income, Net.  Interest income in 2006 decreased on both a three and nine month basis compared to 2005 primarily due to lower cash, cash equivalents and marketable securities balances, on average, over the previous period due to cash used in operating and investing activities.  In addition, interest income, net, decreased due to interest expense incurred during the third quarter of 2006 related to the new Credit Facility with a bank.

Other Income, Net.  Other income, net increased on a three month basis compared to 2005 primarily from gains and losses associated with sales and maturities of available for sale securities. During the three months ended September 30, 2006, we realized gains of approximately $0.1 million compared to losses of $0.1 million in 2005. Other income, net increased on a nine month basis compared to 2005 primarily from gains and losses associated with recording account balances denominated in non-U.S. currencies at fair market value.  During the nine months ended September 30, 2006, we incurred foreign currency transaction gains of approximately $0.3 million compared to transaction losses of $0.4 million in 2005.

Liquidity and Capital Resources

As of September 30, 2006, we had $30.1 million in cash, cash equivalents, marketable securities and short-term restricted cash, as compared to $31.7 million as of December 31, 2005.

As noted in Note 6 of the Notes to Condensed Consolidated Financial Statements, on August 9, 2006, Caliper entered into a Credit Facility with a bank which permits Caliper to borrow up to $20.0 million in the form of revolving loan advances including up to $5.0 million in the form of letters of credit.  Principal borrowings under the Credit Facility accrue interest at a floating per annum rate equal to the prime rate if Caliper’s unrestricted cash held at the bank exceeds $20.0 million, or prime plus one-half of one percentage

point if Caliper’s unrestricted cash held at the bank is below $20.0 million.   Under the Credit Facility, Caliper is permitted to borrow up to $20.0 million, provided it maintains unrestricted cash of at least $20.0 million with the bank, or is otherwise subject to a borrowing base limit consisting of up to (a) 80% of eligible accounts receivable, as defined, plus (b) the lesser of 90% of Caliper’s unrestricted cash maintained at the bank or $10.0 million.  The Credit Facility has a two-year initial maturity.  During the first 18 months following Caliper’s merger with Xenogen, Caliper is subject to pay interest on a minimum of $8.0 million of outstanding borrowings.

The Credit Facility includes traditional lending and reporting covenants including that certain financial covenants applicable to liquidity and earnings are to be maintained by Caliper and tested as of the last day of each quarter.  The Credit Facility also includes several potential events of default such as payment default, material adverse change conditions and insolvency conditions that could cause interest to be charged at prime plus two percentage points, or, in the event of any uncured events of default, could result in the bank’s right to declare all outstanding obligations immediately due and payable.

In August 2006, Caliper utilized the Credit Facility to refinance Xenogen’s outstanding credit facility with a bank (approximately $8.0 million as of August 9, 2006), and consolidate other existing debt obligations of NovaScreen (approximately $370,000). In addition, Caliper financed certain loan fees, interest and costs through increased borrowings (approximately $217,000). The Credit Facility will serve as a source of capital for ongoing operations and working capital needs.  As of September 30, 2006, the Credit Facility is classified as long term in the attached balance sheet within loans payable.

Cash Flows

	Nine Months Ended
	September 30,
(In thousands)	2006	2005	$ Change
Cash provided by (used in)
Operating Activities	$(9,667)	$(10,936)	$(1,269)
Investing Activities	21,991	9,577	12,414
Financing Activities	1,503	824	679

Operating Activities.  During the nine months ended September 30, 2006 we used $9.7 million of cash for operating activities which included approximately $2.6 million of restructuring accrual lease payments, net of sublease income, primarily related to our idle facilities in Mountain View, California. Net operating results and all other working capital changes consumed approximately $7.1 million of cash.  Primary cash sources comprised $1.5 million of cash provided by tenant reimbursement funding from our Hopkinton, Massachusetts landlord.  Primary cash uses included inventory purchases of approximately $2.4 million associated with newer products and 2005 bonus payments of approximately $2.5 million.  All other working capital changes consumed cash of approximately $3.7 million, consisting primarily of increased outflows for salary related costs and facilities.

Investing Activities.  During the nine months ended September 30, 2006, net proceeds from purchases, sales and maturities of marketable securities and unrestricted cash generated $19.2 million of cash which we used for operations and property and equipment purchases.  Our primary investing activities included purchases of property and equipment of $4.3 million, of which the majority related to facility improvements made to our Hopkinton, Massachusetts headquarters. As noted above, we received tenant improvement funding from our landlord reflected in operating activities which partially offset this investment.  In addition, we acquired $7.2 million, net of acquisition costs, in cash and marketable equity securities.

Financing Activities.  During the nine months ended September 30, 2006, financing cash proceeds were principally comprised of proceeds from option exercises and employee stock purchase plan purchases.

Contractual Obligations

The commitments under leases and other obligations are described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.  In connection with the Xenogen acquisition, Caliper assumed certain contractual obligations which include a Credit Facility and certain lease obligations.

Credit Facility

On August 9, 2006, Caliper entered into a loan and security agreement with a bank (“the “Credit Facility”) which permits Caliper to borrow up to $20.0 million in the form of revolving loan advances including up to $5.0 million in the form of letters of credit.  Principal borrowings under the Credit Facility accrue interest at a floating per annum rate equal to the prime rate if Caliper’s unrestricted cash held at the bank exceeds $20.0 million, or prime plus one-half of one percentage point if Caliper’s unrestricted cash held at the bank is below $20.0 million.   Under the Credit Facility, Caliper is permitted to borrow up to $20.0 million, provided it maintains unrestricted cash of at least $20 million with the bank, or is otherwise subject to a borrowing base limit consisting of up to a) 80% of eligible accounts receivable, as defined, plus b) the lesser of 90% of Caliper’s unrestricted cash maintained at the bank or $10.0 million.  The Credit Facility has a two-year initial maturity.  During the first eighteen (18) months following Caliper’s merger with Xenogen, Caliper is subject to pay interest on a minimum of $8.0 million of outstanding borrowings.

The Credit Facility includes traditional lending and reporting covenants including that certain financial covenants applicable to liquidity and earnings are to be maintained by Caliper and tested as of the last day of each quarter.  The Credit Facility also includes several potential events of default such as payment default, material adverse change conditions and insolvency conditions that could cause interest to be charged at prime plus two percentage points, or for any uncured events of default result in the bank’s right to declare all outstanding obligations immediately due and payable.

In August, Caliper utilized the Credit Facility to refinance Xenogen’s outstanding credit facility with the bank (approximately $8.0 million as of August 9, 2006), and consolidate other existing debt obligations of NovaScreen (approximately $370,000). In addition, Caliper financed certain loan fees, interest and costs through increased borrowings (approximately $217,000). The Credit Facility will serve as a source of capital for ongoing operations and working capital needs.  As of September 30, 2006, Caliper’s Credit Facility is classified as long term in the attached balance sheet within loans payable.

Leases

As of September 30, 2006, future minimum payments under operating leases (excluding idle facilities accounted for within accrued restructuring) were as follows (in thousands):

Years ending December 31:
2006 (3 months ended)	$1,807
2007	7,106
2008	6,947
2009	4,513
2010	2,576
Thereafter	9,055
Total minimum lease payments	$32,004

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

In connection with the acquisition of Xenogen, Caliper acquired three facility leases in Alameda, California, a facility lease in St. Louis, Missouri and a facility lease in Cranbury, New Jersey.  Cranbury is the primary location for the in-vivo imaging services business of Xenogen BioSciences. Caliper will maintain one of the facilities in Alameda which will serve as the primary location for research and development activities for imaging, biology and reagents.  One facility’s lease expires in December 2006 and Caliper will not renew this obligation.  Neither the St. Louis facility nor the third facility in Alameda will be occupied.

Capital Requirements

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

Item 4. Controls and Procedures

We evaluated our “disclosure controls and procedures” as defined by Exchange Act Rules 13a-15(e) and 15d-15(e), as of September 30, 2006. This evaluation was done under the supervision and with the participation of Caliper’s management, including our chief executive officer and our chief financial officer.

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

Based on their evaluation as of September 30, 2006, the chief executive officer and the chief financial officer have concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Changes in Internal Controls.   No changes in our internal control over financial reporting identified in connection with the evaluation of such internal control occurred during the third quarter of 2006, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1. Legal Proceedings

Commencing on June 7, 2001, Caliper and three of its officers and directors (David V. Milligan, Daniel L. Kisner and James L. Knighton) were named as defendants in three securities class action lawsuits filed in the United States District Court for the Southern District of New York. The cases have been consolidated under the caption In re Caliper Technologies Corp. Initial Public Offering Securities Litigation, 01 Civ. 5072 (SAS) (GBD). Similar complaints were filed against approximately 300 other public companies that conducted initial public offerings of their common stock during the late 1990s (the “IPO Lawsuits”). On August 8, 2001, the IPO Lawsuits were consolidated for pretrial purposes before United States Judge Shira Scheindlin of the Southern District of New York. Together, those cases are denominated In re Initial Public Offering Securities Litigation, 21 MC 92(SAS). On April 19, 2002, a Consolidated Amended Complaint was filed alleging claims against Caliper and the individual defendants under Sections 11 and 15 of the Securities Act of 1933, and under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as well as Rule 10b-5 promulgated thereunder. The Consolidated Amended Complaint also names certain underwriters of Caliper’s December 1999 initial public offering of common stock as defendants. The Complaint alleges that these underwriters charged excessive, undisclosed commissions to investors and entered into improper agreements with investors relating to aftermarket transactions. The Complaint seeks an unspecified amount of money damages. Caliper and the other issuers named as defendants in the IPO Lawsuits moved on July 15, 2002, to dismiss all claims on multiple grounds. By Stipulation and Order dated October 9, 2002, the claims against Messrs. Milligan, Kisner and Knighton were dismissed without prejudice. On February 19, 2003, the Court granted Caliper’s motion to dismiss all claims against it. Plaintiffs were not given the right to replead the claims against Caliper. The time to appeal the dismissal has not yet expired. In May 2003, a Memorandum of Understanding was executed by counsel for plaintiffs, issuers and their insurers setting forth the terms of a settlement that would result in the termination of all claims brought by plaintiffs against the issuers and individual defendants named in the IPO Lawsuits. On July 7, 2003, a Special Litigation Committee of the Caliper Board of Directors approved the settlement terms described in that Memorandum of Understanding, which was subsequently set forth in a definitive Settlement Agreement among the settling parties. On February 15, 2005, Judge Scheindlin issued an order granting preliminary approval of the settlement, subject to certain modifications. The parties agreed to those modifications and on August 31, 2005, Judge Scheindlin issued an order granting preliminary approval of the settlement as modified and certifying settlement classes. The fairness hearing for final approval of the settlement was held on April 24, 2006. As of November 8, 2006, Judge Scheindlin had not issued any order regarding the Court’s decision with respect to the final approval of the settlement. The final resolution of this litigation is not expected to have a material impact on Caliper.

On March 7, 2005, AntiCancer, Inc. filed a lawsuit against Xenogen in the U.S. District Court for the Southern District of California (the “Court”) alleging infringement of five patents of AntiCancer. The complaint seeks damages and injunctive relief against the alleged infringement. On March 29, 2005, AntiCancer amended its complaint to include an additional claim seeking a judgment that one of our imaging patents exclusively in-licensed from Stanford University, U.S. patent No. 5,650,135, is invalid. On May 10, 2005, Xenogen filed its answer to AntiCancer’s amended complaint. Xenogen denied all of AntiCancer’s allegations and asserted various affirmative defenses, including its position that AntiCancer’s patents cited in its complaint, and its patent claims relating to in vivo imaging of fluorescence, are invalid. Caliper is vigorously defending itself against AntiCancer’s claims and believes AntiCancer’s complaint is without merit. Concurrent with filing Xenogen’s answer to AntiCancer’s complaint, Xenogen had filed its own counterclaims against AntiCancer. These counterclaims allege that AntiCancer infringes two of Xenogen’s U.S. patents, Nos. 5,650,135 and 6,649,143, both relating to in vivo imaging and with a priority date before each of the AntiCancer patents alleged in its amended complaint. Both parties seek injunctive relief and an unspecified amount of damages, including enhanced damages for willful infringement. Caliper intends to vigorously pursue its claims against AntiCancer.

The Court held the first three days of a Markman hearing relating to these claims on June 13, 2006 through June 15, 2006.  On July 14, 2006, Xenogen filed a motion to disqualify AntiCancer’s attorneys due to numerous violations of ethical rules by such attorneys.  After a hearing on this motion, on August 10, 2006, the Court issued an order granting Xenogen’s motion to disqualify AntiCancer’s attorneys.  On October 18, 2006, the Court issued a supplemental and clarifying order to its previous August 10, 2006 order in which the Court, among other things, (i) granted Xenogen’s motion to restart the Markman hearing, (ii)  granted Xenogen’s motion to prohibit the transfer of tainted files to AntiCancer’s successor counsel, (iii) continued Xenogen’s motion for sanctions against AntiCancer’s previous counsel,  (iv) granted AntiCancer’s motion for an extension of time to file a writ to seek appellate review of the Court’s August 10, 2006 order as supplemented and clarified on October 18, 2006, (v) vacated all pending hearing dates in the case, and (vi) granted AntiCancer permission until November 6, 2006 to amend its complaint. AntiCancer may file a writ seeking such appellate review. The Court has indicated that if AntiCancer obtains appellate review of the order(s), further proceedings in this case will be stayed pending the outcome of any appellate review of the Court’s order. On November 6, 2006, AntiCancer served its Third Amended Complaint in this matter and voluntarily dismissed Stanford University from this proceeding. The Third Amended Complaint adds Caliper as a defendant. All defendants will file responsive pleadings in due course with the Court.

Caliper currently is not able to determine the outcome of the patent infringement lawsuit with AntiCancer. Even if Caliper prevails in this lawsuit, the defense of the lawsuit or similar lawsuits will be expensive and time-consuming and may distract Caliper management from operating Caliper’s business.

From time to time Caliper is involved in litigation arising out of claims in the normal course of business. Based on the information presently available, management believes that there are no other claims or actions pending or threatened against Caliper, the ultimate resolution of which will have a material adverse effect on our financial position, liquidity or results of operations, although the results of litigation are inherently uncertain, and adverse outcomes are possible.

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

Because drug screening systems represent substantial capital expenditures, it is important that these systems be capable of performing a wide variety of different types of assays and experiments in order to justify the cost of the systems. We intend to continue to lower the cost of these systems and to develop new versions of our microfluidic-based drug discovery systems with enhanced features that address existing and emerging customer needs, such as offering a broad range of standardized, easy-to-use assays. In this regard, we are in the process of launching a new LabChip system, the Desktop Profiler, designed specifically to facilitate secondary kinase screening by providing a more highly automated system and making available our ProfilerPro reaction ready plates already loaded with required reagents.  If the commercial adoption of our other existing LabChip products and this new LabChip system is slower than we presently expect, we may experience a decline in revenue or slow revenue growth and may not achieve or maintain profitability.

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

•                  our ability to penetrate the market for secondary kinase screening with our new DeskTop Profiler and ProfilerPro products; and

•                  our ability to market and sell our drug discovery systems and related consumable products through our marketing and sales organization without the involvement of our senior management.

If our Xenogen in vivo biophotonic imaging products and services do not become widely used by pharmaceutical, biotechnology, biomedical and chemical researchers, our revenue will grow more slowly than expected or decline and make it more difficult for us to achieve or maintain profitability.

We acquired Xenogen Corporation on August 9, 2006 in order to add its suite of in vivo biophotonic imaging products and other drug discovery and development services to our existing suite of in vitro products and services. Pharmaceutical, biotechnology, biomedical and chemical researchers have historically conducted in vivo biological assessment using a variety of technologies, including a variety of animal models. Compared to these technologies, Xenogen in vivo biophotonic imaging technology is relatively new, and the number of companies and institutions using our technology is relatively limited. The commercial success of these products will depend upon the widespread adoption of our technology as a preferred method to perform in vivo biological assessment. In order to be successful, these products must meet the technical and cost requirements for in vivo biological assessment within the life sciences industry. Widespread market acceptance will depend on many factors, including:

•                  the willingness and ability of researchers and prospective customers to adopt new technologies;

•                  our ability to convince prospective strategic partners and customers that our technology is an attractive alternative to other methods of in vivo biological assessment;

•                  our customers’ perception that our products can help accelerate efforts and reduce costs in drug development; and

•                  our ability to sell and service sufficient quantities of our products.

Additionally, to our knowledge, only one drug development customer has used Xenogen imaging technology to submit an investigational new drug application, or IND, to the Food and Drug Administration, or FDA, and no drugs have been approved to date using our imaging technology. As a result, our ability to assist the drug development process in leading to the approval of drugs with commercial potential has yet to be fully proven. If commercial advantages are not realized from the use of in vivo biophotonic imaging, our existing customers could stop using our products, and we could have difficulty attracting new customers. Because of these and other factors, our biophotonic imaging products may not gain widespread market acceptance or become the industry standard for in vivo biological assessment.

We have experienced no GCAS system sales to Affymetrix during the nine months ended September 30, 2006, and our future revenue growth depends to a significant extent on sales by Affymetrix of the GCAS automated target preparation system, which is based on the Caliper Sciclone liquid handling instrument. If end-user demand for this product is not as strong as anticipated by Affymetrix, our revenue targets may not be achieved.

In collaboration with Affymetrix, we have developed a new automated system for the preparation of nucleic acid target material to be applied to Affymetrix’s GeneChip® devices, which system is based on our Sciclone liquid handling instrument. Affymetrix began to ship the commercial version of the GCAS system during the third quarter of 2005. Under the terms of the collaboration agreement, Affymetrix will market and sell the GCAS system. Affymetrix announced in 2005 that low initial-production yields of its commercial Mapping 500K Set Array had constrained shipment volumes for this product. Because users of Affymetrix’s Mapping 500K Set Array product are also expected to be users of the GCAS systems, if Affymetrix continues to have low production volumes for this product or experiences difficulties in launching other GeneChip® applications, the demand for GCAS systems will be adversely affected. In addition, Affymetrix may experience other difficulties in the marketing, sale, and support of the GCAS system. For these reasons, our revenues from the sale of GCAS systems have been less than we originally anticipated. We believe that Affymetrix is addressing the production and other technical issues associated with its Mapping 500K Set Assay products and that shipments of the GCAS systems to end-users will resume in the fourth quarter.  However, if Affymetrix continues to experience production and other technical issues with its products, our revenue from the sale of GCAS systems will be less than expected.  In addition, because the GCAS system is a relatively new product for which there is limited commercial experience, there can be no assurance that the demand for this product will materialize as expected.

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

Because we receive revenue principally from pharmaceutical, biotechnology and chemical companies and biomedical research institutions, the economic conditions faced by those companies and institutions and their capital spending policies may have a significant effect on the demand for our products.

We market our products to pharmaceutical, biotechnology and chemical companies and biomedical research institutions, and the capital spending policies of these entities can have a significant effect on the demand for our products. These policies vary significantly between different customers and are based on a wide variety of factors, including the resources available for purchasing research equipment, the spending priorities among various types of research companies and the policies regarding capital expenditures. In particular, economic conditions faced by pharmaceutical and biotechnology companies have at certain times directly affected their capital spending budgets. In addition, continued consolidation within the pharmaceutical industry will likely delay and may potentially reduce capital spending by pharmaceutical companies involved in such consolidations. During the past several years, many of our customers and potential customers, particularly in the biopharmaceutical industry, have reduced their capital spending budgets because of these generally adverse prevailing economic conditions, consolidation in the industry and increased pressure on the profitability of such companies, due in part to competition from generic drugs. If our customers and potential customers do not increase their capital spending budgets, because of continuing adverse economic conditions or further consolidation in the industry, we could face weak demand for our products. Similarly, changes in availability of grant moneys may impact our sales to academic customers. Recent developments regarding safety issues for widely used drugs, including actual and/or threatened litigation, also may affect capital spending by pharmaceutical companies. Any decrease or delay in capital spending by life sciences or chemical companies or biomedical researchers could cause our revenue to decline and harm our profitability.

In addition, consolidation within the pharmaceutical industry may not only affect demand for our products, but also existing business relationships. For example, if two or more of our present or future biophotonic imaging customers merge, we may not receive the same aggregate amount of fees under one license agreement with the combined entity that we received under separate license agreements with these customers prior to their merger. Moreover, if one of our biophotonic imaging customers merges with an entity that is not such a customer, the new combined entity may prematurely terminate our license agreement. Any of these developments could materially harm our business or financial condition.

Our future revenue is unpredictable and could cause our operating results to fluctuate significantly from quarter to quarter.

Our quarterly and annual operating results have fluctuated in the past and are likely to do so in the future. Our operating results have been historically stronger in the fourth quarter due to the decision-making process of our customer base.  Xenogen’s operating results have historically been stronger in the second and fourth quarters. The sale of many of our products typically involves a scientific evaluation and commitment of capital by customers. Accordingly, the initial sales cycles of many of our products are lengthy and subject to a number of significant risks that are beyond our control, including customers’ budgetary constraints and internal acceptance reviews. As a result of this lengthy and unpredictable sales cycle, our operating results have historically fluctuated significantly from quarter to quarter, and we expect this trend to continue. In addition, a large portion of our expenses are relatively fixed. Historically, customer buying patterns and our revenue growth have caused a substantial portion of our revenues to occur in the last month of the quarter. Delays in the receipt of orders, our recognition of product or service revenue or the manufacture of product near the end of the quarter could cause quarterly revenues to fall short of anticipated levels. Because our operating expenses are based on anticipated revenue levels and a high percentage of our expenses are relatively fixed, less than anticipated revenues for a quarter could have a significant adverse impact on our operating results. Accordingly, if our revenue declines or does not increase as we anticipate, we might not be able to correspondingly reduce our operating expenses in a timely enough manner to avoid incurring additional losses. Our failure to achieve our anticipated level of revenue could significantly harm our operating results for a particular fiscal period.

The following are among additional factors that could cause our operating results to fluctuate significantly from period to period:

•   changes in the demand for, and pricing of, our products and services;

•         the length of our sales cycles and buying patterns of our customers, which may cause a decrease in our operating results for a quarterly period;

•   the nature, pricing and timing of other products and services provided by us or our competitors;

•   changes in our renewable contracts, including licenses;

•         our ability to obtain key components for products and manufacture and install them on a timely basis to meet demand;

•   changes in the research and development budgets of our customers;

•   customer resistance to paying technology licensing fees in conjuction with future IVIS imaging system purchases;

•   customer reactions to our recent merger with Xenogen;

•   acquisition, licensing and other costs related to the expansion of our operations;

•         expenses related to our patent infringement litigation with AntiCancer and other litigation in which we may become involved; and

•   expenses related to, and the results of, patent filings and other proceedings relating to intellectual property rights.

Due to the possibility of fluctuations in our revenue and expenses, we believe that quarter to quarter or annual comparisons of our operating results are not a good indication of our future performance.

Our intellectual property rights may not provide meaningful commercial protection for our products, which could enable third parties to use our technology, or very similar technology, and could reduce our ability to compete in the market.

We rely on patent, copyright, trade secret and trademark laws to limit the ability of others to compete with us using the same or similar technology in the U.S. and other countries. However, these laws afford only limited protection and may not adequately protect our rights to the extent necessary to sustain any competitive advantage we may have. In addition, our current and future patent applications may not result in the issuance of patents in the U.S. or foreign countries. The laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the U.S., and many companies have encountered significant problems in protecting their proprietary rights abroad. These problems can be caused by the absence of adequate rules and methods for defending and enforcing intellectual property rights.

We will be able to protect our technology from unauthorized use by third parties only to the extent that they are covered by valid and enforceable patents or are effectively maintained as trade secrets. The patent positions of companies developing tools for pharmaceutical, biotechnology, biomedical and chemical industries, including our patent position, generally are uncertain and involve complex legal and factual questions, particularly as to questions concerning the enforceability of such patents against alleged infringement. The biotechnology patent situation outside the U.S. is even more uncertain, particularly with respect to the patentability of transgenic animals. Changes in either the patent laws or in interpretations of patent laws in the U.S. and other countries may therefore diminish the value of our intellectual property. Moreover, our patents and patent applications may not be sufficiently broad to prevent others from practicing our technologies or from developing competing products. We also face the risk that others may independently develop similar or alternative technologies or design around our patented technologies.

We own, or control through licenses, a variety of issued patents and pending patent applications. However, the patents on which we rely may be challenged and invalidated, and our patent applications may not result in issued patents. For example, in 2005 AntiCancer filed a lawsuit against Xenogen alleging infringement of five patents and requesting that the court declare invalid one of our primary patents covering methods of in vivo biophotonic imaging. For a description of our litigation with AntiCancer, see Part II, Item 1 (“Legal Proceedings”).

We have taken measures to protect our proprietary information, especially proprietary information that is not covered by patents or patent applications. These measures, however, may not provide adequate protection of our trade secrets or other proprietary information. We seek to protect our proprietary information by entering into confidentiality agreements with employees, collaborators and consultants. Nevertheless, employees, collaborators or consultants may still disclose our proprietary information, and we may not be able to protect our trade secrets in a meaningful way. If we lose employees, we may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by those former employees despite the existence of nondisclosure and confidentiality agreements and other contractual restrictions to protect our proprietary technology. In addition, others may independently develop substantially equivalent proprietary information or techniques or otherwise gain access to our trade secrets.

U.S. Patent No. 4,873,191, claiming the use of certain widely accepted microinjection techniques to create transgenic animals and licensed exclusively to our subsidiary, Xenogen Biosciences Corp., expired in October 2006. Due to the expiration of this patent, we will not be able to prevent others from practicing those methods for commercial purposes and we may face competition from third parties seeking to provide those services on a commercial basis.

We are currently involved in patent litigation and we may need to initiate other lawsuits to protect or enforce our patents or other proprietary rights, which would be expensive and, if we lose, may cause us to lose some of our intellectual property rights, which would reduce our ability to compete in the market and may cause our stock price to decline.

The patents on which we rely may be challenged and invalidated, and our patent applications may not result in issued patents. For example, in 2005 AntiCancer filed a lawsuit against Xenogen alleging infringement of five patents and requesting that the court declare invalid one of our primary patents covering methods of in vivo biophotonic imaging. For a description of our litigation with AntiCancer, see Part II, Item 1 (“Legal Proceedings”).  In addition, in order to protect or enforce our patent rights, we may initiate patent litigation against third parties, such as infringement suits or interference proceedings. This risk is exacerbated by the fact that those third parties may have access to substantially greater financial resources than we have to conduct such litigation.

These lawsuits could be expensive, take significant time and could divert management’s attention from other business concerns. These lawsuits would put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing. Additionally, we may suffer reduced instrumentation sales and/or license revenue as a result of pending lawsuits or following final resolution of lawsuits. Further, these lawsuits may also provoke these third parties to assert claims against us. Attempts to enforce our patents may trigger third party claims that our patents are invalid. We may not prevail in any of these suits and any damage or other remedies awarded to us, if any, may not be commercially valuable. During the course of these suits, there may be public announcements of results of hearings, motions and other interim proceedings or developments in the litigation. If securities analysts or others perceive any of these results to be negative, it could cause our stock price to decline.

Acquisitions may have unexpected consequences or impose additional costs on us.

Our business is highly competitive and our growth is dependent upon market growth and our ability to enhance our existing products, introduce new products on a timely basis and offer our customers products that provide a more complete solution. One of the ways we may address the need to develop new products is through acquisitions of complementary businesses and technologies, such as our acquisition of Zymark in July 2003, our acquisition of NovaScreen in October 2005, and our recently completed acquisition of Xenogen in August 2006. From time to time, we consider and evaluate potential business combinations involving our acquisition of another company and transactions involving the sale of our company through, among other things, a possible merger or consolidation of our business into that of another entity.

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

The success of our acquisition of Xenogen will depend, in part, on our ability to realize the anticipated synergies, cost savings, and growth opportunities from integrating the businesses of Xenogen with our business. Our success in realizing these benefits and the timing of this realization depend upon the successful integration of the operations of Xenogen. The integration of two independent companies is a complex, costly, and time-consuming process.  For example, we are presently in the process of moving manufacturing operations for Xenogen optical imaging systems to our manufacturing facility in Hopkinton, Massachusetts, and we have no experience with manufacturing these types of instrument systems at that facility.  Delays or other disruptions in our ability to manufacture these types of instruments could delay the shipment of these instruments to customers and adversely affect our future revenue.  The difficulties of combining the operations of the companies include, among others:

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

We have experienced significant operating losses each year since our inception and we expect to incur an operating loss in 2006. As of September 30, 2006, Caliper had an accumulated deficit of approximately $201.0 million. As of the effectiveness date of our merger with Xenogen, Xenogen had an accumulated deficit of approximately $199.1 million. Our losses have resulted principally from costs incurred in research and development and product marketing and from general and administrative costs associated with our operations. These costs have exceeded our cumulative cash proceeds which, to date, have been generated principally from product sales, collaborative research and development agreements, technology access fees, license fees, litigation settlement proceeds and interest income on cash and investment balances.  To achieve profitability, we will need to generate and sustain substantially higher revenue than we have to date, while achieving reasonable costs and expense levels. We may not be able to generate enough revenue to achieve profitability. We may not achieve or maintain reasonable costs and expense levels. Even if we become profitable, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we fail to achieve profitability within the timeframe expected by securities analysts or investors, the market price of our common stock will likely decline.

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

On August 9, 2006, Caliper entered into a Credit Facility with a bank which permits Caliper to borrow up to $20.0 million in the form of revolving loan advances including up to $5.0 million in the form of letters of credit.  The Credit Facility includes traditional lending and reporting covenants including that certain financial covenants applicable to liquidity and earnings are to be maintained by Caliper and tested as of the last day of each quarter.  The Credit Facility also includes several potential events of default such as payment default, material adverse change conditions and insolvency conditions that could cause interest to be charged at prime plus two percentage points, or for any uncured events of default result in the bank’s right to declare all outstanding obligations immediately due and payable.  While we believe that we will be able to remain in compliance with applicable loan covenants through the Credit Facility’s maturity in 2008, should our results of operations deteriorate or any other material adverse change occur with our business, we may become in default of one or more covenants under the Credit Facility.

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

The termination or non-renewal of a large contract or the loss of, or a significant reduction in, sales to any of our significant customers could harm our operating results.

We currently derive, and we expect to continue to derive, a significant percentage of our total revenue from a relatively small number of customers. If any of these customers terminates or substantially diminishes its relationship with us, our revenue could decline significantly. Our newly acquired Xenogen business often sells products and provides services pursuant to agreements that are renewable on an annual basis. Failure to renew or the cancellation of these agreements by any one of our larger biophotonic imaging customers could result in a significant loss of revenue.

We may not fully realize our revenue under long-term contracts, which could harm our business and result in higher losses than anticipated.

We have long-term contracts for custom animal production and/or phenotyping services with two customers that are renewed annually and are expected to generate future revenues. These two long-term contracts may not be renewed annually and may be terminated at any time during their terms. In addition, we may not be able to maintain our sublicensed rights under certain patents relating to these contracts. Termination of these contracts for any reason would result in the loss of significant revenue would negatively impact our results of operations or limit our ability to execute our strategy.

Our success will depend partly on our ability to operate without infringing or misappropriating the proprietary rights of others.

We may be exposed to future litigation by third parties based on claims that our products infringe the intellectual property rights of others. This risk is exacerbated because there are numerous issued and pending patents in the life sciences industry and, as described above, the validity and breadth of life sciences patents involve complex legal and factual questions. Our competitors may assert that their U.S. or foreign patents may cover our products and the methods we employ. For example, we are involved in patent litigation with AntiCancer in which it has alleged that we have infringed certain of its patents. We have counterclaimed with allegations that AntiCancer infringes our imaging patents, as well as allegations that certain AntiCancer’s patents are invalid. For a description of our litigation with AntiCancer, see Part II, Item 1 (“Legal Proceedings”). Also, because patent applications can take many years to issue, there may be currently pending applications of which we are unaware that may later result in issued patents that our products may infringe. There could also be existing patents of which we are not aware that one or more of our products may inadvertently infringe.

From time to time, we have received, and may receive in the future, letters asking us to license certain technologies the signing party believes we may be using or would like us to use. If we do not accept a license, we may be subject to claims of infringement, or may receive letters alleging infringement. Infringement and other intellectual property claims, with or without merit, can be expensive and time-consuming to litigate and can divert management’s attention from our core business.

If we lose a patent infringement lawsuit, we could be prevented from selling our products unless we can obtain a license to use technology or ideas covered by such patent or are able to redesign the products to avoid infringement. A license may not be available at all or on terms acceptable to us, or we may not be able to redesign our products to avoid any infringement. If we are not successful in obtaining a license or redesigning our products, we may be unable to sell our products and our business could suffer.

Our rights to the use of technologies licensed to us by third parties are not within our control, and without these technologies, our products and programs may not be successful and our business prospects could be harmed.

We rely on licenses to use various technologies that are material to our business, including licenses, with sublicense rights, to certain microfluidic technologies and in vivo imaging methods, licenses to the use of certain biological materials, and licenses to engineer and commercialize transgenic animals. We do not own the patents that underlie these licenses. Our rights to use these technologies and employ the inventions claimed in the licensed patents are subject to the negotiation of, continuation of and compliance with the terms of those licenses and the continued validity of these patents. In some cases, we do not control the prosecution or filing of the patents to which we hold licenses, or the enforcement of these patents against third parties. For example, under the Promega Corporation and The Regents of the University of California licenses for a patented form of firefly luciferase used in our LPTA animal models and certain of our bioware, we do not have the right to enforce the patent, and neither licensor is obligated to do so on our behalf.  Certain of our licenses contain diligence obligations, as well as provisions that allow the licensor to terminate the license upon specific conditions. Some of the licenses under which we have rights, such as our licenses from the University of Pennsylvania and from UT Battele for certain microfluidic technologies and from Stanford University for certain biophotonic imaging methods, provide us with exclusive rights in specified fields, including the right to enforce the licensed patents , but the scope of our rights and obligations under these and other licenses may become subject to dispute by our licensors or third parties. For example, we are currently discussing with Stanford the scope of products that we sell which are subject to the royalty provisions of our Stanford license agreement. As a result of these discussions, we may amend the license agreement to change the royalties we pay to Stanford for future product sales. The amendment may also include the payment of back royalties to Stanford for products we have already sold. We have not discussed with Stanford the specific terms and conditions of an amendment or the amount of any back royalty payments. Any increase in the royalties we pay to Stanford would negatively impact our gross margins.

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

Utilization of the federal and state net operating losses and credits may be subject to a substantial limitation due to the change in ownership provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization. As of December 31, 2005, Xenogen had federal and state net operating loss carryforwards of approximately $126.3 and $28.6 million, respectively.  The acquisition of Xenogen resulted in Xenogen shareholders’ owning approximately one-third of Caliper and will likely result in a change of ownership that will cause pre-merger losses of the merged entities to be subject to limitation. The amount of limitation has not yet been determined. Because of our lack of earnings history and the uncertainty of realizing these net operating losses, the deferred tax assets have been fully offset by a valuation allowance.

If we are unable to meet customer demand, it would adversely impact our financial results and restrict our sales growth.

Upon our acquisition of Xenogen, manufacturing of IVIS Imaging Systems was transferred to our manufacturing plant in Hopkinton, Massachusetts.  While our manufacturing group has considerable expertise with the manufacture of complex systems, we are relatively inexperienced in the manufacture of IVIS Imaging Systems.  To be successful, we must manufacture our IVIS Imaging Systems in substantial quantities at acceptable costs. If we do not succeed in manufacturing sufficient quantities of our imaging systems to meet customer demand, we could lose customers and fail to acquire new customers if they choose a competitor’s product because our imaging system is not available. We believe our current manufacturing capacity in Hopkinton, Massachusetts is sufficient to meet our current and forecasted demand over the foreseeable future. Certain components of our IVIS systems are specially manufactured by our single-source suppliers and supply of these parts to us requires adequate lead time that can result in production delays. If we experience unexpected shifts in customer demand that requires alterations to planned manufacturing, we may experience production delays that could restrict our sales growth. If we are unable to meet customer demand for IVIS Imaging Systems, it would adversely affect our financial results and restrict our sales growth.

We depend on a limited number of suppliers for components of IVIS Imaging Systems, and we will be unable to manufacture or deliver our products if shipments from these suppliers are interrupted or are not supplied on a timely basis.

We use original equipment manufacturers, or OEMs, for various parts of our IVIS Imaging Systems, including the cameras, boxes, certain subassemblies, filters and lenses. We obtain these key components from a small number of sources. For example, the lens for our IVIS 200 system is obtained from a single source on a purchase order basis from Coastal Optical Systems Inc., and the CCD cameras for all of our IVIS Imaging Systems are obtained from two sources, Spectral Instruments, Inc. and Andor Technology Limited. We have binding supply agreements with Spectral and Andor. From time to time, Xenogen experienced delays in obtaining components from certain of its suppliers, which had an impact on its ability to produce imaging systems. We believe that alternative sources for certain of these components in the event of a disruption or discontinuation in supply would not be available on a timely basis, which would disrupt our operations and impair our ability to manufacture and sell our IVIS Imaging Systems.

Our dependence upon outside suppliers and OEMs exposes us to risks, including:

•                  the possibility that one or more of our suppliers could terminate their services at any time;

•                  the potential inability of our suppliers to obtain required components or products;

•                  reduced control over pricing, quality and timely delivery due to the difficulties in switching to alternative suppliers;

•                  the potential delays and expense of seeking alternative suppliers; and

•                  increases in prices of raw materials, products and key components.

We face competition from companies with established technologies for in vivo biological assessment, which may prevent us from achieving significant market share for our products.

We compete with a variety of established and accepted technologies for in vivo biological assessment that several competitors and customers may be using to analyze animal models. The most basic of these technologies have remained relatively unchanged for the past 40 years, are well established and are routinely used by researchers. We believe it may take several years for all researchers to become fully educated about our in vivo biophotonic imaging technology.

We believe that in the near term, the market for in vivo biological assessment will be subject to rapid change and will be significantly affected by new technology introductions and other market activities of industry participants. As other companies develop new technologies and products to conduct in vivo biological assessment, we may be required to compete with many larger companies that enjoy several competitive advantages, including:

•                  established distribution networks;

•                  established relationships with life science, pharmaceutical, biotechnology and chemical companies as well as with biomedical researchers;

•                  additional lines of products, and the ability to offer rebates or bundle products to offer higher discounts or incentives to gain a competitive advantage; and

•                  greater resources for technology and product development, sales and marketing and patent litigation.

Our principal competitors that use established technologies for in vivo biological assessment include Exelixis, Inc. and Lexicon Genetics Incorporated. Each of these companies uses animal models in the area of target validation in drug discovery and utilizes methods of assessment based upon knockout mice as well as other organisms such as fruit flies, worms and yeast. We also face competition from several companies including Eastman Kodak Company, Berthold Detection Systems GmbH, Hamamatsu Photonics, Olympus Corporation, K.K. and Roper Scientific, Inc., that market systems which may be used to perform biophotonic imaging with the appropriate licenses. These companies are larger and have greater resources than we do. There are also several privately-held companies that have recently begun to market systems that may be used to perform biophotonic imaging with the appropriate licenses. At any time, other companies may develop additional directly competitive products that could achieve greater market acceptance or render our products obsolete.

Contamination in our animal populations could damage our inventory, harm our reputation and result in decreased sales.

We offer a portfolio of transgenic animals and LPTA animal models for use by researchers in a wide range of research and drug discovery programs and also perform breeding and model validation. We maintain animal facilities in Alameda, California and Cranbury, New Jersey. These animals and facilities must be free of contaminants, viruses or bacteria, or pathogens that would compromise the quality of research results. Contamination of our isolated breeding rooms could disrupt our models, delay delivery to customers of data generated from phenotyping and result in decreased sales. Contamination would result in inventory loss, clean-up and start-up costs and reduced sales as a result of lost customer orders.

In 2003, one of Xenogen’s animal facilities in Alameda was contaminated by a mouse virus introduced through one of our animal vendors. That facility was closed for decontamination, and the most valuable strains were transferred to third party breeders for rederivation so that Xenogen could continue to provide animals to its customers. The decontamination process took approximately three months. A similar contamination occurred again in 2005.

Terrorist acts, acts of war and natural disasters may seriously harm our business and revenues, costs and expenses and financial condition.

We rely on a single manufacturing location to produce our microfluidic chips and drug discovery systems, and a single location to produce laboratory automation, imaging and robotics systems, with no alternative facilities. We rely principally on our facility in Cranbury, New Jersey, to produce LPTA animal models and our facility in Alameda, California to produce bioware cells and microorganisms. Alameda, California is also able to serve as a back-up facility for producing our LPTA animal models. These facilities and some pieces of manufacturing equipment are difficult to replace and could require substantial replacement lead-time. Our manufacturing facilities may be affected by natural disasters, such as earthquakes and floods. Earthquakes are of particular significance because our LabChip product manufacturing facility is located in Mountain View, California, an earthquake-prone area. In the event that our existing manufacturing facilities or equipment are affected by man-made or natural disasters, we would be unable to manufacture products for sale, meet customer demands or meet sales projections. If our manufacturing operations were curtailed or ceased, it would harm our business.

Terrorist acts, acts of war and natural disasters (wherever located around the world) may cause damage or disruption to us, our employees, facilities, partners, suppliers, distributors and customers, any and all of which could significantly impact our revenues, expenses and financial condition. The terrorist attacks that took place in the United States on September 11, 2001 were unprecedented events that have created many economic and political uncertainties. The potential for future terrorist attacks, the national and international responses to terrorist attacks and other acts of war or hostility have created many economic and political uncertainties that could adversely affect our business and results of operations that cannot presently be predicted. The tsunami in Asia on December 26, 2004 was unpredictable and caused devastation of tremendous proportions and its effects are still being realized. The unpredictability of such a disaster inevitably causes uncertainty that could adversely affect our business and results of operations. We are largely uninsured for losses and interruptions caused by terrorist acts, acts of war and natural disasters.

We use hazardous materials in our business. Any claims relating to improper handling, storage or disposal of these materials could be time consuming and costly.

Our research and development processes, our anesthesia systems used with our IVIS Imaging Systems to anesthetize the animals being imaged and our general biology operations involve the controlled storage, use and disposal of hazardous materials including, but not limited to, biological hazardous materials and radioactive compounds. We are subject to federal, state and local regulations governing the use, manufacture, storage, handling and disposal of these materials and waste products. Although we believe that our safety procedures for handling and disposing of these hazardous materials comply with the standards prescribed by law and regulation, the risk of accidental contamination or injury from hazardous materials cannot be completely eliminated. In the event of an accident, we could be held liable for any damages that result, and any liability could exceed the limits or fall outside the coverage of our insurance. We currently maintain a limited pollution cleanup insurance policy in the amount of $1.0 million. We may not be able to maintain insurance on acceptable terms, or at all. We could be required to incur significant costs to comply with current or future environmental laws and regulations.

Compliance with governmental regulations could increase our operating costs, which would adversely affect the commercialization of our technology.

The Animal Welfare Act, or AWA, is the federal law that covers the treatment of certain animals used in research. The AWA currently does not cover rats of the genus Rattus or mice of the genus Mus bred for use in research, and consequently, we are not currently required to be in compliance with this law.

Currently, the AWA imposes a wide variety of specific regulations that govern the humane handling, care, treatment and transportation of certain animals by producers and users of research animals, most notably personnel, facilities, sanitation, cage size, feeding, watering and shipping conditions. If in the future the AWA is amended to include mice or rats bred for use in research in the scope of regulated animals, we will become subject to registration, inspections and reporting requirements. We believe compliance with such regulations would require us to modify our current practices and procedures, which could require significant financial and management resources.

Furthermore, some states have their own regulations, including general anti-cruelty legislation, which establish certain standards in handling animals. To the extent that we provide products and services overseas, we also have to comply with foreign laws, such as the European Convention for the Protection of Animals During International Transport and other anti-cruelty laws. In addition, customers of our mice in certain countries may need to comply with requirements of the European Convention for the Protection of Vertebrate Animals Used for Experimental and Other Scientific Purposes. Additional or more stringent regulations in this area could impact our sales of laboratory animals into signatory countries.

Since we develop animals containing changes in their genetic make-up, we may become subject to a variety of laws, guidelines, regulations and treaties specifically directed at genetically modified organisms. The area of environmental releases of genetically modified organisms is rapidly evolving and is currently subject to intense regulatory scrutiny, particularly overseas. If we become subject to these laws, we could incur substantial compliance costs. For example, the Biosafety Protocol, an international treaty adopted in 2000 to which the U.S. is not a party, regulates the transit of living modified organisms, a category that includes our transgenic mice, into countries party to the treaty. As our mice are not intended for release into the environment or for use for food, feed or processing, the treaty imposes only identification, handling, packaging and transport requirements for shipments into signatory countries. However, additional requirements may be imposed on such shipments in the future.

Additionally, exports of our IVIS Imaging Systems and biological reagents to foreign customers and distributors are governed by the International Traffic in Arms Regulations, the Export Administration Regulations, Patriot Act and Bioterrorism Safety Act. Although these laws and regulations do not restrict our present foreign sales programs, any future changes to these regulatory regimes may negatively affect or limit our foreign sales.

Public perception of ethical and social issues may limit or discourage the use of mice for scientific experimentation, which could reduce our revenues and adversely affect our business.

Governmental authorities could, for social or other purposes, limit the use of genetic modifications or prohibit the practice of our technology. Public attitudes may be influenced by claims that genetically engineered products are unsafe for use in research or pose a danger to the environment. The subject of genetically modified organisms, like genetically altered mice and rats, has received negative publicity and aroused significant public debate. In addition, animal rights activists could protest or make threats against our facilities, which may result in property damage. Ethical and other concerns about our methods, particularly our use of genetically altered mice and rats, could adversely affect our market acceptance.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

Our 2006 Annual Meeting of Stockholders was held on August 9, 2006, at 10:00 a.m. local time at the offices of Mintz, Levin, Cohn, Ferris, Glovsky and Popeo, P.C., One Financial Center, Boston, Massachusetts. There were present at the meeting, in person or represented by proxy, the holders of 28,675,834 shares of common stock. The matters voted on at the meeting and the votes cast are as follows:

(1) The approval of the issuance of Caliper common stock and warrants to purchase shares of Caliper common stock pursuant to the Agreement and Plan of Merger, dated as of February 10, 2006, by and among Caliper, Xenogen Corporation, and Caliper Holdings, Inc., as described in Caliper’s and Xenogen’s Joint Proxy Statement — Prospectus dated July 11, 2006.  There were 22,195,083 shares of Common Stock voting in favor, 405,856 shares of Common Stock voting against, 12,115 shares abstaining and 6,021,137 broker non-votes.

(2)  Consent to adjournment of the meeting, if necessary, if a quorum was present, to solicit additional proxies if there were not sufficient votes in favor of Proposal No. 1.  There were 27,946,173 shares of Common Stock voting in favor, 652,070 shares of Common Stock voting against, 35,948 shares abstaining and zero broker non-votes.

(3)  The approval of an amendment to Caliper’s restated certificate of incorporation to increase the number of authorized shares of common stock from 70,000,000 shares to 100,000,000 shares, which represents an additional 30,000,000 shares, as described in Caliper’s and Xenogen’s Joint Proxy Statement — Prospectus dated July 11, 2006.  There were 28,205,577 shares of Common Stock voting in favor, 416,150 shares of Common Stock voting against, 12,464 shares abstaining and zero broker non-votes.

(4) Two persons were elected to serve as Directors of the Company to hold office until our 2009 Annual Meeting of Stockholders or until their successors are chosen and qualified. The following is a table setting forth the number of votes cast for and withheld for each nominee for Director:

Name of Nominee	No. of Common Votes in Favor	No. of Common Votes Withheld
Kathryn A. Tunstall	28,121,632	512,559
E. Kevin Hrusovsky	28,144,213	489,978

On August 9, 2006, pursuant to the terms of the merger agreement with Xenogen, the following individuals were appointed as Directors of the Company:  Michael Eisenson, whose term expires upon the 2008 annual meeting of stockholders and David W. Carter, whose term expires upon the 2009 Annual Meeting of Stockholders. The following individuals are continuing Directors with terms expiring upon the 2007 Annual Meeting of Stockholders:  Van Billet, Robert C. Bishop, Ph.D. and David V. Milligan, Ph.D.  The following individuals are continuing Directors with terms expiring upon the 2008 Annual Meeting of Stockholders:  Daniel K. Kisner, M.D., and Allan L. Comstock.

(5) The appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2006 was ratified. There were 28,521,071 shares of Common Stock voting in favor, 106,224 shares of Common Stock voting against, and 6,896 shares of Common Stock abstaining with zero broker non-votes.

Item 5. Other Information

None.

EXHIBIT INDEX

Item 6. Exhibits

Exhibit Number	Description of document
3.1(1)	Amended and Restated Certificate of Incorporation of Caliper.

3.2(2)	Certificate of Designation Of Series A Junior Participating Preferred Stock.

3.3(3)	Restated Bylaws of Caliper.

3.4(4)	Amendment No. 1 to Bylaws of Caliper.

4.2(5)	Specimen Stock Certificate.

4.3(6)	Rights Agreement, dated as of December 18, 2001, between Caliper and Wells Fargo Bank Minnesota, N.A., as Rights Agent.

10.1	Loan and Security Agreement, dated as of August 9, 2006, among Silicon Valley Bank, Caliper Life Sciences, Inc. and NovaScreen Biosciences Corporation.

10.2	Joinder Agreement, dated as of September 28, 2006, among Silicon Valley Bank, Xenogen Corporation, Xenogen Biosciences Corporation, Caliper Life Sciences, Inc. and NovaScreen Biosciences Corporation.

10.3	Agreement, dated as of May 5, 2000, between the Board of Trustess of the Leland Stanford Junior University and Xenogen Corporation.

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

CALIPER LIFE SCIENCES, INC.

Date: November 9, 2006	By:	/s/ E. Kevin Hrusovsky
E. Kevin Hrusovsky
Chief Executive Officer and President

	By:	/s/ Thomas T. Higgins
Thomas T. Higgins
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of document
3.1(1)	Amended and Restated Certificate of Incorporation of Caliper.

3.2(2)	Certificate of Designation Of Series A Junior Participating Preferred Stock.

3.3(3)	Restated Bylaws of Caliper.

3.4(4)	Amendment No. 1 to Bylaws of Caliper.

4.2(5)	Specimen Stock Certificate.

4.3(6)	Rights Agreement, dated as of December 18, 2001, between Caliper and Wells Fargo Bank Minnesota, N.A., as Rights Agent.

10.1	Loan and Security Agreement, dated as of August 9, 2006, among Silicon Valley Bank, Caliper Life Sciences, Inc. and NovaScreen Biosciences Corporation.

10.2	Joinder Agreement, dated as of September 28, 2006, among Silicon Valley Bank, Xenogen Corporation, Xenogen Biosciences Corporation, Caliper Life Sciences, Inc. and NovaScreen Biosciences Corporation.

10.3	Agreement, dated as of May 5, 2000, between the Board of Trustess of the Leland Stanford Junior University and Xenogen Corporation.

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