Form 10-K
period 2006-12-31
CALIPER LIFE SCIENCES INC
filed 2007-03-14
CIK 1014672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒                               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

or

☐                                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                      .

Commission file number: 000-28229

Caliper Life Sciences, Inc.

(Exact name of registrant as specified in its charter)

Delaware	33-0675808
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
68 Elm Street
Hopkinton, MA	01748
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (508) 435-9500

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of exchange on which registered
Common Stock, $0.001 Par Value Per Share	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐      Accelerated filer ☒      Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate), as of the last business day of the registrant’s most recently completed second fiscal quarter was $170.6 million.

As of March 12, 2007, the registrant had 47,141,370 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required in Part III of this Annual Report on Form 10-K is either incorporated from the Registrant’s Definitive Proxy Statement for the Registrant’s 2007 Annual Meeting of Stockholders or from a future amendment to this Form 10-K, in either case to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

CALIPER LIFE SCIENCES, INC.

FORM 10-K
For the Fiscal Year Ended December 31, 2006

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. We have identified forward-looking statements by terminology denoting future events such as “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined under Part I, Item 1A, “Risk Factors,” and under “Factors Affecting Operating Results” contained in Part II—Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements.

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

PART I

Item 1.   Business

Overview

Caliper Life Sciences, Inc. sells products, services and integrated systems comprised of instruments, software and reagents to life sciences, biomedical and pharmaceutical researchers. We believe our offerings enable our customers to accelerate drug discovery, enhance the diagnosis of disease and facilitate scientific research. Caliper’s strategy is to transform drug discovery and development through technologies and services that are relevant to and predictive of drug effects in humans. Our products and services, assembled from our leading portfolio of microfluidics, automation, liquid handling, and molecular imaging technologies, address key issues along the critical path of pre-clinical drug discovery and development.

On August 9, 2006, we completed our acquisition of Xenogen Corporation. Xenogen develops and markets products, technologies and services for acquiring, analyzing and managing complex image data from live animals. Our acquisition of Xenogen provides us entry into the fast-growing molecular imaging market, and positions us as one of the first life science instrumentation companies able to provide an integrated portfolio of products and services for both in vitro (referring to tests or reactions taking place outside a living organism) and in vivo (referring to tests or reactions taking place inside a living organism) research. A large majority of drug candidates that seem promising in early in vitro studies fail during pre-clinical animal trials. By tracking this drug attrition, understanding its root causes, and pursuing solutions, we believe we can improve the clinical relevance of early drug discovery and development.

The initial focus of our strategic effort has been to pursue oncology applications, and we are currently seeking new experimental models, techniques and tools that bridge in vitro and in vivo experimentation in this major therapeutic area. Future areas of interest include solutions for cardiovascular, metabolic disease and inflammation/immunology therapeutic programs.

Our products and services currently address some of the key challenges that face the pharmaceutical and biotechnology industry, including shrinking drug candidate pipelines, late-stage drug failures, and unforeseen side effects coming to light late in the development process, or post-commercialization. Using our products and services, researchers are able to increase the speed and efficiency of their screening efforts, make better choices earlier in the drug discovery and development process, and conduct profiling experiments that identify drug side effects well before the human clinical trial stage.

We are pursuing the application of our technology to the diagnostics market and believe that our LabChip technologies may be able to provide ease of use, cost and data quality benefits for certain diagnostic tests. These benefits are the anticipated result of chip-based integration, automation and miniaturization of the various workflow steps required to perform these tests. We are presently working with collaboration partners in this area through our Caliper Driven Program. Although most of these projects are still in the feasibility or early development stages, we believe that one of our Caliper Driven partners, Agilent Technologies, expects to commercialize its first diagnostic test based on our LabChip technology in 2007.

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

Market Opportunity

Our worldwide market consists of pharmaceutical, biotechnology and other companies engaged in biopharmaceutical research, and not-for-profit institutions engaged in biomedical research. In the United States alone, there are over one thousand biotechnology companies, along with a smaller number of pharmaceutical companies. Although the pharmaceutical companies are fewer in number, they are typically much larger in terms of resources, size and capitalization. In addition to the foregoing, the United States alone has over 600 academic and not-for-profit institutions engaged in biomedical research.

As highlighted in the FDA Critical Path Initiative, biomarker research and better experimentation models are essential to improve predictability and efficiency along the critical path from laboratory to commercial drug. We believe that the combination of our proprietary microfluidic and imaging technologies along with our automation expertise addresses these key research needs by creating molecular level solutions that encompass both in vitro and in vivo experimentation. These technologies offer exceptional data quality and productivity advantages, and we believe that combining them to offer a highly correlated suite of products and services should result in earlier, clinically relevant insights in the drug discovery process. We refer to the continuum of these solutions as “the I-I Bridge,” which stands for in vitro to in vivo testing bridge.

Caliper’s broad range of products and services are designed to enable biopharmaceutical companies to reduce costs and standardize analytical techniques across four key areas of the pre-clinical drug discovery and development chain: biological screening; pharmacokinetics/pharmacodynamics; absorption, distribution, metabolism, excretion and toxicology (ADME/Tox); and drug dosage and formulation testing. Our strategy is to provide tools and services that are relevant to and ultimately predictive of clinical results. We believe we are one of the first life science instrumentation companies able to provide an integrated package of products and services that span both in vitro and in vivo pre-clinical research.

Our in vitro technologies support a wide range of applications, such as biochemical, gene, protein and cellular assays in order to assess the status of a given biological parameter at a point in time. Our high quality in vitro models are designed to allow researchers to integrate and automate experiments to achieve improved data accuracy and reproducibility at a reduced cost and higher speed, leading to expanded individual researcher capability and improved enterprise-wide productivity.

Our in vivo technologies allow researchers to validate a hypothesis concerning the effects of a drug on, or the role of a gene or protein in, a biological system by testing the hypothesis in animal models. In vivo technologies have evolved over time from conventional animal models, to genetically modified animals in which specific genes are altered, and more recently to transgenic animals in which a foreign gene of interest has been inserted, deleted or replaced. Through the use of our in vivo imaging systems, researchers can follow the spread of a disease, or the effects of a drug, in the same animal over time in order to better predict human response.

The graphic below depicts the span of Caliper’s integrated solutions across the phases of pre clinical drug discovery:

Technologies

Microfluidics

Our LabChip microfluidic solutions provide significant advances in laboratory experimentation for the pharmaceutical and biotechnology industries. Microfluidic chips are the key components of our LabChip systems, which also include a LabChip instrument and experiment-specific reagents and software. Our chips contain a network of miniaturized, microfabricated channels through which fluids and chemicals are moved to perform experiments. A single type of chip, used with customized reagents and software to perform a particular experiment, comprises one LabChip application. Depending on the chip format, reagents are introduced either automatically or by the user. The instrument and related software control the movement of fluids through the chip via pressure or voltage, and an integrated optical system detects the results of the particular experiment. Because we have great flexibility in channel design, and can exert split-second computer control over fluid flow, we have the ability to create chips for numerous applications. Our LabChip systems miniaturize, integrate and automate experiments and are designed to provide improved data accuracy and reproducibility, reduced cost and higher speed, leading to expanded individual researcher capability and improved enterprise-wide productivity.

Features of LabChip Systems

•       Miniaturization.   A conventional laboratory typically uses at least a drop of fluid, or 1 to 100 microliters, to perform each experiment. In many applications using our LabChip systems, the sample volume needed from external sources is reduced to below 1 nanoliter, a reduction of up to 100,000-fold over conventional systems. In some processes within the chip, reagents are dispensed in the microchannels in volumes down to tens of picoliters, another 10- to 100-fold reduction, which speeds analysis times and increases sample throughput. A microliter is one millionth of a liter, a nanoliter is one billionth of a liter, and a picoliter is one trillionth of a liter.

•       Integration.   Integration involves combining multiple processes into a single process, or the inclusion of multiple functions into one device. Today many laboratory systems perform only one or two steps of an experimental protocol. Our LabChip systems can integrate complete experiments involving half a dozen or more steps into one continuous process performed on a single chip.

•       Automation.   Many laboratory experiments are performed in multiple manual steps. With our LabChip systems, entire experiments can be automated and performed inside a chip using one instrument, freeing up valuable research time and laboratory space and reducing labor requirements.

Key Benefits of LabChip Systems

•       Improved Data Quality and Accuracy.   Our LabChip systems are designed to produce more accurate, consistent and reproducible data by reducing human error through increased automation, reducing the variability caused by the use of multiple instruments through integration of an application on a single system, and enabling more analytical approaches to experimentation that are impractical in traditional systems. For example, biochemical screening assays typically call for fast, “bulk” measurements of an experimental mixture. Reducing the volume size of the experiment allows for rapid separation and measurement of individual molecular species in the test mixture, which in turn enhances the accuracy of the overall result. With higher quality data, our customers can make better decisions earlier in the drug discovery and development process. This enables our customers to avoid the time and expense of performing additional analyses and experiments on “false positive” results from their primary screening experiments.

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

•       Reduced Reagent and Labor Cost.   Our LabChip systems utilize only a small fraction of the usual amount of expensive reagents used in experiments performed in test tubes, 96-well plates, or 384-well plates, and reduce the labor involved in each experiment. We believe that saving on reagent and labor costs will enable pharmaceutical companies to expand the scale of experimentation in ways that would otherwise not be commercially feasible.

•       High Speed.   We believe our LabChip systems can, depending on the application, accelerate some experiments as much as 100-fold or more. For example, molecular separations such as electrophoresis may take two hours or more using conventional equipment. Using a chip, however, these separations can be performed in less than one minute.

•       Faster Assay Development.   Traditional assays, particularly those used for enzymatic screening, can require complex and time-consuming assay development. For example, some popular assays rely on developing specific antibodies for the assay—a process that can take up to six weeks or more. Because our LabChip assays eliminate the requirement for assay development steps such as antibody preparation, they are much faster to develop. In addition, we have exploited the predictable nature of fluid and reagent movement inside microfluidic channels and have developed software tools to facilitate the process of optimizing the experimental conditions necessary for a successful enzymatic assay on a LabChip device, such as separating a substrate peptide from its product. Typically, our customers have found that these combined benefits shorten a two- to three-month assay development process for a traditional assay to just a week or two for a LabChip assay.

•       Expanded Individual Researcher Capability.   Because our LabChip systems can combine a multi-step, complex experiment into one step, we believe that individual researchers can perform experiments previously outside their areas of expertise. By comparison, with conventional, non-integrated equipment, researchers need to master the complexities of performing each individual step.

•       Improved Enterprise-Wide Productivity.   We believe that our LabChip systems improve data quality and reproducibility so much that researchers will be able to utilize data generated outside their laboratory or organization if such data was generated on a LabChip system. This has the potential to greatly improve enterprise-wide productivity by supporting data sharing and reducing the need to repeat experiments. For example, a typical primary screen produces approximate, “yes/no” answers about the activity of library compounds against a particular kinase target, and therefore the information from such primary screens is only useful for one primary screening experiment. With LabChip assays, the primary screening data is more specific in terms of the degree of inhibition, and more reproducible. This could enable an organization to build a database of primary screening data that could ultimately be mined by other scientists within the organization interested in a particular compound/target interaction.

Imaging

Our optical imaging solutions allow researchers to observe disease and molecular mechanisms in living, intact organisms in a non-invasive manner. This process is generally referred to as “molecular imaging”. Our products and services allow researchers to focus on those stages of disease progression within animal models that are most predictive of human response. With this information, researchers can follow the spread of a disease, or the effects of a drug, in the same animal over time.

The real-time capabilities of biophotonic imaging enable visual observation of mechanisms of action or cascading events within the animal that would not otherwise be detected using conventional animal models. This capability is particularly important in studies in which genes are altered by environmental determinants and in studies in which drugs are delivered and affect biological pathways of whole tissues in a manner that cellular systems or other in vitro systems do not. We believe the combination of genetically modified animals and biophotonic imaging has created more reliable animal models. Transgenic animal models developed for biophotonic imaging are disease-specific and enable analysis of gene expression, protein activity and disease progression. In our genetically modified animals, known as “LPTA animal models,” the gene for luciferase is inserted behind the promoter of a particular gene of interest. Relative levels of transcription of the gene of interest can then be monitored directly by light emission. In addition to genetically modified animals, we have modified cells and microorganisms alone to express the luciferase gene, known as “Bioware” products, for tracking and monitoring these cells within an unmodified laboratory animal.

Increasing the throughput of in vivo animal testing and utilizing it earlier in the drug development cycle may substantially reduce the costs of drug development and improve the time to market of successful drug candidates by identifying drug candidate failures earlier in the development process. We believe that implementation of our molecular imaging technology will allow consolidation and acceleration of the target validation, lead optimization and preclinical stages of the drug development process. Likewise, efficacy and toxicity tests can be performed earlier in the drug development cycle to avoid late-stage failures.

For example, the pictures below demonstrate, at left, the biophotonic image of a tumor growing in a live animal over time and, at right, the quantitative measurement of the relative tumor size as time progresses. This example uses one of our Bioware tumor cell lines that has been genetically modified to express the luciferase gene, and ultimately, light, in an ordinary mouse and is imaged using our specially designed camera system, known as the “IVIS Imaging System.”

Additionally, through our Xenogen Biosciences Corporation subsidiary, we offer to biopharmaceutical companies and biomedical researchers animal production and phenotyping services to create both traditional and bioluminescent transgenic animal models to test the effects of a drug on, or the role of a gene or protein in these relevant model systems. Whereas previously, biopharmaceutical companies tended to perform all research and development in-house, there is a trend in recent years to focus in-house R&D departments on core competencies, and to outsource specific technologies and products to specialized service providers and vendors. As a consequence, a large industry segment has formed in recent years to deliver various specialized technologies and services to biopharmaceutical companies. Over the past 16 years, Xenogen Biosciences has offered many of these specialized technologies, including the creation and phenotypic characterization of transgenic and gene knockout animals, in vivo evaluation of compounds at various stages of development, and utilization of biophotonic imaging to perform biodistribution, drug delivery and/or biochemical studies. Specifically, the technology most relied upon for target validation within the pharmaceutical industry today is gene knockout technology in concert with comprehensive phenotypic analysis. Genetically engineered mice can be highly informative in the discovery of gene function and pharmaceutical utility of a potential drug target, as well as in the determination of the potential on-target side effects associated with a given target. Aside from whether a gene is a good drug target, genetically engineered animals also provide invaluable models to assess the pharmacology, and increasingly the toxicology, of drug candidates, making them well-accepted validation models. Xenogen Biosciences’ experience includes creating and characterizing these types of animal models, creating transgenic animal models, and producing thousands of unique genetically-modified lines for academic, government and commercial customers.

Automation and Liquid Handling

We offer a full range of in vitro technologies that includes high- and ultra-high-throughput screening systems, liquid handlers, advanced robotics, storage devices, and dissolution, extraction and evaporation workstations. We group our key automation and liquid handling product offerings into two general categories, drug discovery and life sciences research, which we refer to as drug discovery, and pharmaceutical development and manufacturing, which we refer to as drug development, to reflect the markets they primarily address.

Drug Discovery Solutions

Our advanced liquid handling systems provide fast and accurate liquid transfers for 96-, 384- and 1536-well microplates, and are designed to enable scientists to automate and accelerate time- and labor-intensive tasks resulting in increased walkaway time and improved data quality.

Our family of liquid handling instruments and integrated systems supports a wide range of applications related to the target identification and target validation phases of the drug discovery process. Adapted to support the rapidly changing nature of research in life science, our liquid handlers are well-suited for genomics applications, cell-based assays, ADME/Tox, screening and enzymatic assays.

Our microplate management and storage automation systems provide users with the ability to automate several lab instruments and build completely automated work cells, with expandable storage capacity, to enable valuable walk-away time for scientists and researchers.

Drug Development Solutions

Our drug development products fully automate quantitative sample preparation and analysis of pharmaceutical samples, such as tablets, capsules, granulations and bulk drugs. Benefits of our MultiDose G3, TPW III, and APW products include increased analyst productivity, decreased technician-to-technician variability, and easy method transfer from one laboratory to another. In the development function, our workstations are designed to improve speed to market with efficient method development, process scale-up, validation, and stability programs. In the quality analysis laboratory, our products can reduce inventory cycle time and improve data collection and summarization. In all departments, analysts can be freed up to contribute to more value-added responsibilities. Precise, technique-independent results ensure smooth method transfer to other laboratories. Our workstations meet the rigorous regulatory requirements of the Food and Drug Administration (FDA), United States Pharmacopeia (USP), and other regulatory bodies.

Products and Services

The following discussion summarizes Caliper’s products and services portfolio as of December 31, 2006.

Microfluidics Systems

LabChip 3000 Drug Discovery System.   Using proprietary “sipper” chips to automatically sample library compounds from 96- or 384-well plates, the LabChip 3000 performs unattended, high-volume screening, producing high-quality data that minimizes false positives and false negatives and detects weak inhibitors with high accuracy, potentially identifying drug candidates that conventional techniques can miss. Each chip has either 4 or 12 “sippers,” small glass capillary tubes attached to the chip. Once the researcher prepares the chip and places it into a LabChip 3000 system, minute quantities of sample can be introduced, or “sipped,” through the capillary tube onto the chip. This sipping process can be repeated many times with different compounds, enabling a single chip to analyze thousands of samples quickly and without human intervention.

Assays are available for the LabChip 3000 system for enzymatic drug targets such as kinases, proteases, phosphatases, and lipid-modifying enzymes, and cell-based targets such as G-protein coupled receptors, or GPCRs. New system capabilities allow screening against both adherent and non-adherent cell types, and the small volumes of cells required enable screening against cells that are in short supply, for example primary cells. Our LabChip 3000 system is a fast, cost-effective way to generate numerous assays to meet the evolving requirements of pharmaceutical companies’ specific profiling strategies.

Desktop Profiler Kinase Profiling System.   The Desktop Profiler instrument, which was introduced during 2006, with ProfilerPro reagent kits, provides a convenient, affordable approach to kinase profiling, helping researchers determine the interaction between drug candidates and the many different kinases found in the human body. Kinases are an important class of drug discovery targets since they have been shown to play a role in cancer, and cardiovascular disease, as well as other diseases. A typical kinase drug development program will focus on finding lead compounds that inhibit a particular kinase thought to play a role in the disease being studied. As scientists learn more about the human “kinome,” the collective term for the 518 different kinases found in the human body, they also are becoming increasingly concerned about the interactions of lead compounds on non-target kinases, and the potential adverse side effects resulting from these interactions. As a result, selectivity or “profiling” screens, where lead compounds are screened against a representative group of human kinases, are increasingly becoming a routine part of drug discovery programs. Our ProfilerPro kinase panel plate kits consist of a representative 48 kinases that are pre-dispensed into a pair of 384-well microplates. This diverse set of kinases spans the human kinome, and is highly relevant in a variety of therapeutic research areas including oncology, the central nervous system, cardiovascular disease, inflammation and diabetes.

LabChip 90 Automated Electrophoresis System.   Our LabChip 90 Automated Electrophoresis System automates the sizing and concentration analysis of proteins and DNA fragments, and is designed to meet the needs of higher-throughput research and production laboratories that presently use SDS-PAGE and agarose gel electrophoresis. Using our proprietary microfluidic sipper chips to introduce samples directly from 96-well or 384-well plates, the LabChip 90 provides walk-away automation, reduced analysis time, and immediate reporting of digital high-quality sizing and concentration data. For DNA and protein separations, the LabChip 90 provides an automated, higher-throughput alternative to the Agilent 2100 Bioanalyzer and Bio-Rad Experion systems, each of which are discussed further below under the caption, “Sales and Marketing.” As scientists identify needs for higher-throughput research, they are increasingly finding the throughput, data quality and reporting capabilities of the LabChip 90 system attractive.

Imaging Systems

IVIS Imaging Systems and Living Image Software.   The IVIS 100, 200, Lumina, Spectrum and 3D Imaging Systems each include a highly sensitive camera, an ultra-dark box that serves as the imaging chamber and a computer equipped with our Living Image Software. The throughput, image resolution and analytical capabilities differ by IVIS model, and address different end user needs. The original IVIS 100 Series, introduced in 2000, and the IVIS 200 Series, introduced in 2003, each have high-throughput and high-sensitivity. The IVIS 200 also has integrated fluorescence and bioluminescence capabilities, as well as high resolution and topographic analysis. The IVIS 3D, launched in September 2005, is a high-sensitivity camera that provides a full three-dimensional diffuse tomographic analysis of bioluminescent light sources in living animals as well as two-dimensional multi-view fluorescent imaging capabilities. In 2006, Xenogen introduced the IVIS Lumina and IVIS Spectrum Imaging Systems. The IVIS Lumina, which replaced the IVIS 50, is a highly-sensitive system that has integrated fluorescence and bioluminescence capabilities and features. The IVIS Lumina is a lower throughput system that is priced at the lower end of our imaging system price range. We believe the IVIS Lumina will have appeal to customers for both in vitro and in vivo imaging. The IVIS Spectrum is the only in vivo optical imaging system that can perform high sensitivity bioluminescent imaging and advanced fluorescent imaging, including spectral unmixing, trans-illumination, and 3D tomographic capabilities. With an optical switch to move from epi-illumination (reflection or top illumination) to trans-illumination (bottom illumination), IVIS Spectrum maintains high throughput capability, while providing increased sensitivity in fluorescent imaging. This dual illumination capability enables tomographic localization of both shallow and deep tumors in 3D and reduces background interference. Advantages of the IVIS Imaging Systems compared with other technologies such as PET, include higher sensitivity, higher throughput, and the unique Living Image software which provides ease of use allowing one non-technical person to operate the imaging system and examine the data analysis simultaneously.

Options and Accessories.   We offer several options and accessories to expand our IVIS workstations, which are sold separately from the imaging systems. Our standard accessory package includes a calibration unit to ensure the overall performance and accuracy of the light sources used in the system as well as a small animal holding unit. We also offer an anesthesia accessory package, which is designed to work with all of our IVIS Imaging Systems. Our anesthesia package integrates a gas delivery system into the imaging chamber, so that mice or other small animals can be anesthetized when placed in the IVIS Imaging System, thus minimizing gas exposure to lab personnel.

Bioware Products—Light-Producing Cells and Microorganisms.   Our Bioware lines of light-producing cells and microorganisms enable researchers to analyze the spread and treatment of cancer and infectious diseases, as well as to study immunology. We currently offer approximately 25 lines of light-producing microorganisms, including E. coli, Pseudomonas, Salmonella and other gram negative bacteria, as well as Staphylococcus aureus, Streptococcus pneumonia and other gram positive bacteria. We have also developed approximately 20 tumor cell lines for breast, melanoma and prostate cancer. In addition, we are able to create custom light-producing microorganisms and tumor cell lines in accordance with the needs of our customers. All of our Bioware products are optimized to work with our IVIS Imaging Systems.

LPTA Animal Models.   Our LPTA animal models are pathway-specific model animals that enable researchers to analyze gene expression, protein activity and disease progression. We currently have over 30 types of commercially available, therapeutically-relevant LPTA animal models designed to assist researchers in the areas of metabolic diseases and liver failure, inflammation and drug metabolism. We are developing and in-licensing other types of LPTA animal models for use in the areas of cardiovascular disease, diabetes, cancer, inflammation, metabolic disease, neurodegenration and toxicity. In addition, we are able to create customized LPTA animal models in accordance with customer specifications. All of our LPTA animal models are optimized to work with our IVIS Imaging Systems.

Reagents.   We offer several types of reagents for use in connection with our Bioware products and LPTA animal models. Our offerings include luciferin, a chemical compound that is introduced into cells and organisms to produce bioluminescence, and VivoFluor fluorescent labeling kits for fluorescent imaging.

Automation and Liquid Handling Systems

Caliper Sciclone.   Our Caliper Sciclone ALH series features interchangeable 96- and 384-channel pipetting heads that can pipette and dispense volumes from 100 nanoliters to 200 microliters. The Caliper Sciclone i-series, based on MEMS (microelectromechanical systems) technology, addresses volumes ranging from 10 nanoliters to 1 milliliter and embeds real-time adaptive algorithms ensuring consistent liquid delivery in changing environmental conditions such as temperature and sample viscosity. Each pipetting channel can dispense an independent volume and offers its own liquid level detection capability, allowing scientists to “poll” a plate to determine the liquid level and volume in each well. The benefit of this type of control over the dispensing and monitoring of fluids is higher quality data and increased probability that a particular experiment will not have to be repeated.

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

Zephyr.   The Zephyr liquid handling instrument, which was introduced during 2006, was developed in response to a market demand for a compact, cost-effective, multi-channel liquid handler. Zephyr is designed to handle key applications for compound management, HTS, genomics, proteomics and bio-analytical assays, as well as numerous commercially available kits. These applications include: DNA/RNA purification clean-ups, PCR setup, protein precipitation, solid phase extraction (SPE), protein purification solubility assays, kinase assays and cell-based assays. Zephyr’s small footprint makes it ideal for workbench operation, while the convenient deck design provides ready access from all four sides to consumables and accessories.

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

Twister I and II.   The Twister Universal Microplate Handler automates the movement of microplates to and from a microplate reader, washer, or other microplate-processing instrument. Twister I has a capacity of 80 microplates, and is used as a dedicated autoloader with a wide variety of scientific instruments. The Twister II provides increased integration capabilities and increased handling up to 400 standard microplates.

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

TPW III (Tablet Processing Workstation III).   The TPW III instrument, which was introduced during 2006, performs quantitative sample preparation on pharmaceutical dosage forms such as tablets or capsules, automating processes such as content uniformity testing and stability analysis. Suitable for use in method development and routine quality assurance work, TPW III complies with the requirements for 21 CFR Part 11.

APW (Active Pharmaceutical Ingredient Workstation).   The APW instrument, also introduced during 2006, automates pharmaceutical sample preparation for samples such as bulk drug substances, performing tasks such as solvent addition, extraction, sample transfer, mixing and dilutions. Capabilities also include on-line HPLC and UV detection. Used in pharmaceutical methods development and quality assurance labs, the APW operating system complies with 21 CFR Part 11.

Services

We provide a wide range of services to our customers. In December 2006, we combined our drug discovery services operations, comprised of in vitro services, provided by our NovaScreen Biosciences Corporation subsidiary, which we acquired in October 2005, and in vivo services provided by Xenogen Biosciences, into a single group named Caliper Discovery Alliances & Services. We believe that our ability to offer both in vitro and in vivo drug discovery research services, and our ability to deliver customer service through our global infrastructure, are important competitive strengths that are critical to our future growth. Our service offerings include:

Contract Research and Transgenic Animal Services.   We perform research projects and studies for customers on a contract basis, including in vivo compound profiling and animal model research and development. In addition, we provide professional services for the production of transgenic and gene knockout animals. We have created a portfolio of transgenic animals comprising over 3,000 unique lines proprietary to our clients for use by researchers in a wide range of research and drug discovery and development areas.

Most of this work is performed through our wholly-owned subsidiary, Xenogen Biosciences Corporation, and entails contracts for which the performance extends over multiple years. For example, Xenogen Biosciences and Pfizer Inc. entered into two separate collaborative research agreements in 2000 and 2001 under which Xenogen Biosciences received funding from Pfizer to develop a comprehensive mouse phenotyping protocol, to develop and test that protocol on certain genetically engineered mice, and to create, house, breed and genotype genetically engineered mice for characterization in the aforementioned phenotyping program. Both agreements have been extended annually by Pfizer and were renewed in December 2006.

Xenogen Biosciences’ phenotyping program includes over 85 standardized and validated bioassays, or challenge assays, designed to profile key physiological pathways associated with various disorders, including allergic diseases, arthritis, cardiovascular diseases, diabetes, immunology/inflammation, neurodegeneration, obesity, osteoporosis, pain, psychiatric disorders, sexual health, and urological disorders. Most importantly, Xenogen Biosciences’ proprietary techniques allow our scientists to perform multiple assays on a group of animals, maximizing the data set per animal without compromising its integrity, resulting in fewer animals used and less time required.

In addition, we have implemented a comprehensive compound profiling program. Our compound profiling program is designed to confirm primary indications and screen for secondary indications and side effects for preclinical compounds, as well as to discover secondary indications and other effects for later stage compounds and existing therapeutics.

Drug Discovery and Development Services.   Through NovaScreen, we are able to provide innovative drug discovery and development services designed to improve the productivity, accelerate the pace and reduce the cost of pharmaceutical research and development. NovaScreen develops and offers a wide range of primary and secondary screening, profiling and assay development services to major pharmaceutical, biotechnology and academic research institutions worldwide. In addition to its core screening and assay development services in pharmacology, NovaScreen provides in vitro ADME/TOX services. NovaScreen also offers screening, pharmacological testing and database development to government agencies such as the National Institutes of Health (NIH), in particular, the National Institute of Allergy and Infectious Diseases (NIAID) and National Institute on Drug Abuse (NIDA). In addition, NovaScreen has developed a content database and pharmacoinformatics tool that provides statistical predictability in the drug discovery process.

Product Support.   In our worldwide technical support centers, service engineers and application specialists provide support for our customers’ specific needs, thereby maximizing each product’s efficiency and productivity. The range of product support services we provide includes technical telephone support, field engineering support for both emergency and preventative maintenance, field applications support, formal classroom training at Caliper and customer locations, a repair depot, and loaner support. Our maintenance contracts are typically for one- to three-year terms.

Validation Services.   Primarily targeted at pharmaceutical development and quality control laboratories, these services include on-site validation of equipment to meet current Good Manufacturing Practices, transfer of manual methods to automated methods, and applications support.

Sales and Marketing

We have multiple channels of distribution for our products and services: direct to customers, indirect through our international network of distributors, through partnership channels under our Caliper Driven program, and through joint marketing agreements.

Direct Sales.   We sell our products and services principally through our direct sales and marketing organization. Our sales force includes regional sales representatives in North America, Europe and Japan and additional technical field representatives. Within each region we have sales representatives with a particular product, service or customer focus. Our applied science and technical application group and our physicists are integrated into the sales process for maximum impact. Many of these individuals have Ph. D. degrees in biology, biochemistry or physics, and provide support for the sales and marketing team, as well as providing customer service support in the areas of biology, physics and microfluidics. We generate customer leads through presentations, exhibiting at and attending scientific and partnering meetings, tradeshows, publications and advertisements in scientific journals. We also receive many qualified leads through our website, targeted promotional efforts to strategic accounts and referrals from current customers.

Distributors.   We work through local distributors in certain markets outside of North America and Europe. We currently have over 40 distributor arrangements covering countries located in Africa, Europe, the Middle East, the Pacific Rim, Scandinavia and South America. Under our distribution agreements, most of the distributors assume responsibility for the installation and post-sales support of systems. In 2006, sales through distributors comprised approximately 7% of our total sales.

Caliper Driven Program.   Our Caliper Driven program is core to our business strategy and complementary to our direct sales and distribution network activities, as it enables us to extend the commercial potential of our LabChip and advanced liquid handling technologies into new industries and new applications with experienced commercial partners. Under this program, we supply liquid handling products, microfluidics chips, and other products on an OEM basis, and when requested, provide product development expertise to our commercial partners, who then typically integrate an application solution and market it to their end customers. In addition, as part of our Caliper Driven program, we license portions or all of our extensive patent estate to other companies for various applications. We view out-

licensing under our Caliper Driven program as a way for us to extend our technologies into certain application areas that we do not have a present strategic intent to address directly, or that may require the greater technical, marketing or financial resources of our licensing partner, in order to obtain more rapid adoption of our technology in a particular application area. By using direct and indirect distribution, and out-licensing our technology under our Caliper Driven program, we seek to maximize penetration of our products and technologies into the marketplace, and to position Caliper as a leader in the life sciences tools market.

Current OEM partners include:

Affymetrix.   We co-developed the GeneChip(R) Array Station (GCAS), an automated target preparation and microarray processing system that increases accuracy and lowers the total cost per sample for large-scale studies. Affymetrix markets and distributes the co-branded GCAS system, which was introduced in 2005. We serve as the OEM supplier of these systems and partner with Affymetrix to provide installation, training and field service for these new automated systems. The complete system includes automation instrumentation, Affymetrix’s GeneChip microarrays, optimized assays and reagents, and open software architecture.

Agilent Technologies.   In June 2005, we entered into a new five-year supply agreement to be the exclusive supplier of planar chips to Agilent for both research and diagnostic applications. The planar chips, based on our microfluidic LabChip technologies, are utilized on the Agilent 2100 Bioanalyzer which Agilent first introduced in September 1999. The Agilent 2100 Bioanalyzer is a desktop instrument designed to perform a menu of analyses including DNA, RNA, protein and cell assays, based on the particular chip utilized. We believe that Agilent is planning to commercialize its first diagnostic test based on the 2100 Bioanalyzer platform in 2007.

Bio-Rad Laboratories.   In the fall of 2004, Bio-Rad launched the Experion automated electrophoresis system as a product of a multi-year product development and commercialization agreement we entered into with Bio-Rad in June 2003. Bio-Rad is a long-established leader in gel electrophoresis separations, particularly protein separations, and the Experion product represents its first microfluidics-based product for this market. Under the terms of the agreement, we receive royalties on all future sales of co-developed instruments, and we are the exclusive manufacturer of LabChip devices for use with co-developed instrument platforms, such as the Experion. The Experion system provides rapid, reproducible analysis of protein and RNA samples. In 2005, we extended Bio-Rad’s license rights to include the analysis of DNA samples. In September 2005, we entered into a second collaboration agreement with Bio-Rad under which the companies will study the feasibility of developing a new microfluidics platform. The details of the platform have not been disclosed.

Marketing Agreements.   Through our acquisition of Xenogen, we assumed a long-term agreement with Taconic Farms, one of the largest providers of laboratory animals in the world, for joint marketing and distribution of certain transgenic animals with a single luminescence reporter gene compatible with our IVIS imaging technology. Taconic may sell those animals only to licensees of our imaging patents and under limited use agreements. We granted Taconic the right to breed, distribute and sell certain LPTA animal models to its customers and we share in profits received from their sale.

Customers

Our current customers include many of the world’s leading biomedical and pharmaceutical companies as well as OEM providers of complementary life science solutions. Approximately 63%, 67%, and 63% of our total revenues for 2006, 2005, and 2004, respectively, were derived from customers in the United States. See Note 18 of the Notes to Consolidated Financial Statements included in this Annual Report for revenues from customers and long-lived assets attributable to geographic areas outside of the United States. During 2006, no single customer accounted for 10% or more of our total revenue. See Note 2 of the

Notes to Consolidated Financial Statements included in this Annual Report for more information on concentration of our revenues.

We have typically experienced higher revenues in the second half of our fiscal year as a result of the capital spending patterns of our customers although this trend may be affected prospectively as a result of the acquisition of Xenogen. Historically, Xenogen’s revenue was subject to seasonal variations as a result of customer budget cycles. For example, in the biomedical research community, grant proposals are due in October, February and June with funds delivered the following June, October and March, respectively. Due to the grant cycle, Xenogen historically achieved higher revenues in the second and fourth quarters.

Backlog

For a portion of our sales, we manufacture products based on our forecast of customer demand and maintain inventories in advance of receipt of purchase orders. Our net sales in any given quarter depend upon a combination of (1) orders received in that quarter for shipment in the same quarter, (2) shipments from our backlog of orders from previous quarters, and (3) recognition of revenues that had been previously recorded as deferred revenue pursuant to our revenue recognition policy. Our products are typically shipped within ninety days of purchase order receipt. As a result, we do not believe that the amount of backlog at any particular date is indicative of our future level of sales in any succeeding quarter. The level of backlog at December 31, 2006 was $18.6 million. In our backlog, we include only the total value of open purchase orders for products and services that management has concluded have a reasonable probability of being delivered over the subsequent twelve-month period. This amount specifically excludes deferred revenue, and products and services to be provided in the future pursuant to terms of contractual agreements for which we have not yet received purchase orders.

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

Research and Development

Research and Development Infrastructure

We employ personnel with legal and scientific expertise as part of our in-licensing and out-licensing programs. We also have biological scientists that work together with our electromechanical engineers, physicists and tissue optics experts to create scientific applications in oncology, inflammation, and drug metabolism, cardiovascular disease, metabolic disease and toxicology. We also employ a technical applications group to interact at the scientific level with our customers, in order to understand our customers’ technological needs, both for future product development purposes and to help our customers understand new applications that we have developed.

Technology Research

Today we have ongoing core technology research and applied product development efforts in several areas:

Chip Design.   We are investigating the development of new microfluidic chips using a variety of materials including glass, quartz, and plastics. Using the principles of physics and engineering, we create patterns of interconnected channels that permit execution of the various common steps of experimentation. Designs from one chip can be used for other chips needing similar fluidic functions for a different application. Analytical and computer simulation models are employed to minimize the number of iterations necessary to achieve new functional chip designs. These modeling capabilities are also essential for optimizing assay conditions for specific analytes and reagents, on-chip thermal control, and determining quality control parameters for production chips. We have made substantial investments in lab-on-a-chip research since our inception, and believe that we have established a leading position in lab-on-a-chip technology.

Chip Manufacturing.   We continue to seek ways to improve the yield and decrease the cost of manufacturing our chips. We are exploring novel fabrication techniques and the use of new materials that offer functional advantages, such as superior optical features or lower manufacturing costs. We have development programs exploring manufacturing technology for chips made of plastic. Plastic devices potentially offer cost advantages and can offer favorable surface chemistry or design features for some applications. One area of continuous improvement is micromachining technology for precisely attaching capillaries to our sipper chips. In automated experimentation, the number of these capillaries governs the level of throughput. Accordingly, we have developed high-yield fabrication methods to enable us to cost-effectively manufacture chips with many capillaries. Another important area of development is surface chemistry - in particular, controlling the reproducibility of channel surface characteristics in our LabChip products.

Imaging Instrumentation and Software.   Our physics research and development department, in conjunction with our biology product planning group, is responsible for new imaging product and application development. New product concepts for instrumentation are evaluated by our physics research and development department, and those chosen are taken from concept through the pre-production prototype stage. This department also works closely with our manufacturing operations to transition the pre-production prototype to full production, provides initial user support and any required design modifications, and develops and provides initial support for new applications of our instrumentation until such applications are sufficiently developed for transition to our instrument manufacturing group.

Reagents and Bioware Products.   Our biology product planning group is responsible for identifying new animal models to be developed that will provide particularly high value to our customers. Our biology product planning group produces these validated new applications comprising animal models and cell lines from three different sources: (1) we in-license and perform quality control on reagents that have already been made by others for conventional methodologies that complement our noninvasive imaging methodology; (2) we build and validate proprietary cell lines and models in our research laboratories; and (3) we in-license rights to cell lines and animal models made by certain of our customers who have used our technology to create animal models. Through these strategies, we are able to leverage the research and development expenditures of third parties to further our sales and the adoption of our technology.

Liquid Handling and Automation Instrument Manufacturing and Software Design.   Our skilled electrical engineers, optical engineers, mechanical engineers, product designers and software engineers create new liquid handling and automation instruments and software that are designed to optimize liquid handling and automation of life science laboratory applications, or to control fluid movement, temperature control, and detection functionality for our microfluidic chips. Software engineers write computer programs to manage tasks such as controlling chip functionality, collecting data, communicating between different instrument modules and communicating between Caliper’s and other manufacturer’s instruments.

Systems and Assay Integration.   When developing commercial products, we seek to incorporate functionalities that are necessary to perform a specific experiment, and configure the assay so that it offers tangible benefits to users as compared to existing, traditional technologies. By carefully characterizing the problems and existing bottlenecks in an end-user’s workflow, as well as the solution, we are able to define precise product specifications to meet customer needs. The resulting complete solution often includes a LabChip device, liquid handling to manage “bulk” reagent needs of the chip, instrumentation to control flow and temperature, robotics for automating the handling of sample plates and detection optics, computer software for instrument control and data analysis, and reagents. Our recent development efforts have focused on continuing to increase functional integration on chip, including sample purification, reaction reagent assembly, reaction incubation (sometimes with temperature cycling), post reaction separation, and detection.

Our research and development expenses for the years ended December 31, 2006, 2005, and 2004 were approximately $24.6 million, $17.7 million and $23.2 million, respectively. As a percentage of revenues, we expect research and development spending to decrease in the future to the extent that our revenues grow, and as we slow the pace of discretionary spending on research programs by focusing on those opportunities with maximum commercial viability and sharing the funding of R&D programs with partners.

In 2006, R&D funded by customers and government grants, which we include in our contract revenues, was approximately 25% of our research and development expense. This percentage could vary significantly in a given year based on our ability to obtain customer funding and on the nature of the development projects chosen for a particular year. Nonetheless, we believe that this shared investment risk model is important, not only because it offsets at least a portion of our R&D expense, but also because it provides important customer validation regarding the potential commercial value of a particular R&D project. Through these measures, we have been able to reduce our research and development expenses in recent years, and utilize our resources more efficiently.

Manufacturing and Supply

All of our instrument manufacturing is performed in our Hopkinton, Massachusetts manufacturing facility, which is ISO 9001:2000 compliant. The International Standards Organization, or ISO, sets international standards for quality in product design, manufacturing and distribution.

We manufacture some subassemblies ourselves, and other components are made to our specifications by outside vendors. To ensure the quality and on-time delivery of parts and subassemblies, we track our top suppliers and score them on a monthly basis. The subassemblies are inspected and tested before being placed into final product assemblies. Production cycle times range from several hours to five days for more complex workstations.

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

We manufacture all of our chips in a Class 1000 clean room facility in Mountain View, California. Caliper is ISO 9001:2000 compliant for the development, manufacture and distribution of our chips and reagents. We contract with third parties to supply raw materials, component parts and sub-assemblies used in our chips and reagents kits. We intend to continue to invest in our infrastructure for the manufacture and distribution of our chips while reviewing outsourcing options for manufacturing at a lower cost. For a discussion of the methods we use to manufacture our chips see the sections above titled “Technologies”, “Products and Services” and “Research and Development.”

In August 2006, following our acquisition of Xenogen, our Hopkinton manufacturing facility took over the engineering design, prototyping, assembly, quality assurance, installation and service for all IVIS Imaging Systems. We use OEM providers for various parts of the imaging systems including the cameras, boxes, certain subassemblies, filters and lenses. We rely on two primary camera vendors, Andor Technology, Ltd. and Spectral Instruments, Inc., to provide cameras for all of our IVIS Imaging Systems. Under the Andor supply agreement, Andor manufactures and sells to Xenogen a CCD camera and related equipment for use with the IVIS Imaging System Lumina Series. Under the Spectral Instruments supply agreement, Spectral manufactures and sells to us a CCD camera for our other imaging systems. That agreement was amended in April 2005 and automatically renews each October for an additional 12-month period unless explicitly terminated by either party six months prior to the expiration date or unless there is an uncured breach, bankruptcy or insolvency of either party.

We obtain key components of our chips, instruments and reagent-based products from a number of suppliers, including, in certain cases, single-source or limited-source suppliers. For instance, we receive proprietary dyes, which are used in many of our LabChip products, from a single source. Furthermore, we depend on a foreign single-source supplier for the glass used in the manufacture of certain types of our chips. However, the majority of key components for our chips and instruments are available on a short lead time from our suppliers. The only component requiring any significant lead time to acquire is our glass stock, as our supplier requires a minimum order to cover an entire production run. We anticipate that current inventories of this material, at current production levels, will be sufficient for the next 12 months.

Although we have established licensing arrangements and supply agreements with most of our suppliers, there can be no assurances that these companies could not in some way be adversely affected in the future, and be unable to meet our critical supply needs. If the supply of components from these suppliers were interrupted, we might not be able to manufacture our products at all or in a timely fashion, which would disrupt our delivery of products to our customers.

We believe our current manufacturing capacity is sufficient to meet current and anticipated demand through 2010.

Animal Production

We maintain separate animal vivaria to prevent the spread of disease, which could cause a loss of valuable strains of animals. Our Xenogen Biosciences operation in Cranbury, New Jersey, houses our animal production facility including a large barrier animal vivarium that is accredited by the Association for the Assessment and Accreditation of Laboratory Animal Care, or AAALAC, and has an Assurance of Compliance with OLAW (Office of Lab Animal Welfare). In this Specific Pathogen Free (SPF) facility, we perform genetically modified animal production, characterization of genetically modified animals (phenotyping), and in vivo compound profiling. We ship animals to our clients and provide in vivo research capabilities to our customers from this facility. We have scientists and animal resources personnel specially trained in animal care, handling, and science who provide services to our customers and are available to collaborate with other divisions of Caliper Life Sciences. Proprietary animal strains that are distributed non-exclusively are shipped from the Cranbury facility. In addition, some of the strains most widely used by our customers are also housed and distributed by one of two outside vendors, Charles River Laboratories or Taconic.

Our Alameda, California facility has one vivarium and a separate animal imaging suite. We perform breeding and model validation in this facility, which has an animal resources program with personnel specially trained in animal care and handling. In 2003, one of the animal facilities in Alameda was contaminated by a mouse virus introduced through one of Xenogen’s animal vendors. That facility was closed for decontamination, and Xenogen transferred its most valuable strains to third party breeders for rederivation so that Xenogen could continue to provide animals to our customers. The decontamination process took approximately three months. Xenogen has moved all of these operations to a new barrier facility to reduce the contamination risk. Similar contamination occurred again in 2005. Neither event represented a loss of revenue, but did affect Xenogen’s operational costs by increasing its animal support costs.

Each facility has individual environmental controls, as well as a veterinary consultant to assist us in monitoring the health of our animal population.

Reagents and Bioware

We maintain laboratory space in our Alameda facility to create and maintain stocks of microorganism and cell line reagents. We have an exclusive supply agreement with Biosynth International, Inc. for the supply of luciferin, a chemical compound that is introduced into cells and organisms in order to produce bioluminescence, and which we, and our customers, use with our Bioware products and LPTA animal models. Luciferin is stored and shipped out of our Mountain View, California facility. VivoFluor fluorescent labeling kits for in vivo imaging, which are custom-developed for us by Invitrogen, are also stored and shipped out of our Mountain View facility.

Competition

In general, markets for instruments, animal models and reagents and services (collectively life science tools and services) designed for life sciences applications are very competitive, and we believe these markets will remain competitive in the future. The competition we face in these markets arises from other companies selling life science tools and services that are directly competitive with us, and from companies selling other types of life science tools and services who are competing for the same, scarce funds in a potential customer’s capital budget. Although we believe that we have significant intellectual property protection to prevent others from developing competing integrated products, there are other manufacturers of similar individual technologies.

Automation and Liquid Handling Systems.   There are many companies providing competitive liquid handling products, automation products and integration services for applications such as high throughput screening, ADME, Active Pharmaceutical Ingredient (API) and Dosage Form Development and Quality Assurance. We believe the primary competitive factors in these markets are productivity enhancement, breadth of applications, accuracy, ease-of-use, price, performance, product reliability and service support. Direct and indirect competition for these types of products and services comes from many companies, including Beckman Coulter, BioTek Instruments, CyBio, Hamilton, Innovodyne, Gilson, LabCyte, Molecular Devices, PerkinElmer, Protodyne, Tecan, Thermo Electron, Velocity 11, Symix and Sotax.

In Vitro Compound Profiling Services.   We compete with other companies that provide in vitro assay development, screening and profiling services to drug discovery and development laboratories. We believe the primary competitive factors in these markets are cost per compound tested, data quality, innovation, and turn-around time. Competition for these types of services comes from many companies, including Cerep, MDS Pharma, Millipore, Invitrogen, and Carna Biosciences.

LabChip Drug Discovery.   We compete with established alternative technologies for enzymatic assays such as Promega, Invitrogen, Millipore and Cisbio as well as companies developing their own microfluidics or lab-on-a-chip technologies and products, such as Fluidigm, Gyros, Micronics, BioTrove, Microfluidic Systems, Nanostream, 3M, Applied Biosystems and Cepheid. Microfluidic technologies have undergone and are expected to continue to undergo rapid and significant change. Our future success will depend in large part on our ability to establish and maintain a competitive position in these and future technologies, which we may not be able to do. Rapid technological development may result in our products or technologies becoming obsolete. Products offered by us could be made obsolete either by less expensive or more effective products based on similar or other technologies.

LabChip Electrophoresis Separations.   We compete with companies that supply both traditional gel technologies, and more contemporary microfluidic technologies, for gel electrophoretic separations for proteins, DNA and RNA. We believe the primary competitive factors in these markets are cost per sample analyzed, throughput and productivity enhancement, data quality, ease of use and service support. Competition for these types of products and services comes from many companies, including Agilent, Bio-Rad Laboratories, Beckman Coulter, and Invitrogen.

In markets where we sell products based on our LabChip technology, we not only need to demonstrate the advantages of our products over competing technologies and products, but we must also often overcome a customer’s resistance to switching from a well-established, traditional technology to a fundamentally new technology.

Under the surviving terms of our original collaboration agreement with Agilent, Agilent has a non-exclusive, royalty-bearing license to certain of our LabChip technologies. Under the terms of this license, Agilent is able to develop, make and sell certain LabChip devices in the field of our collaboration, although we are their exclusive provider of planar chips.

Imaging.   We compete with conventional molecular imaging technologies, including clinical imaging modalities such as PET, MRI, x-ray, CT and SPECT, which utilize the penetrating radiation of positrons, radio waves, x-rays and gamma rays. Most of these technologies require operation by a highly trained technician. In addition, some are limited by the need for radioactivity and concomitant shielding, storage and disposal issues. Other of these technologies image anatomy, rather than molecular events. By comparison, our in vivo bioluminescent and fluorescent imaging technique involves an optical imaging approach that does not require the use of specially trained technicians or radioactive substances. Compared to these other imaging technologies in which one animal is imaged over time, our instruments and imaging methodology allows for relatively high-throughput animal imaging and data collection.

Our primary competition in the in vivo imaging market is from traditional in vivo animal models. While numerous technologies for animal analyses exist, we believe we are the only company to offer an integrated system of equipment, software and reagents for the biophotonic imaging of animals. Still, while we believe that our integrated system of instruments and equipment, software and reagents improve the productivity and efficiency of drug discovery and development, the up-front costs and licensing fees associated with the use of our systems make their use generally more expensive than conventional technologies for in vivo testing.

Light-Producing Animal Models.   There are more than 100 light-producing animal models currently used in conventional applications, many of which can be used in our IVIS Imaging Systems. Producers of these models, generally biomedical researchers at not-for-profit institutions, would potentially require one or more licenses from us and third parties to commercialize these models for biophotonic imaging. Consequently, these models comprise a sizable pool of potential in-licensing candidates for us.

Biophotonic Cameras.   Several companies sell highly sensitive cameras capable of biophotonic imaging, including Eastman Kodak Company, Berthold Detection Systems GmbH, Hamamatsu Photonics, VisEn, K.K., Olympus Corporation, Roper Scientific, Inc., and Biospace, in addition to several privately-held companies. While these cameras have similar features and imaging capabilities to our IVIS Imaging Systems, none of those companies have the right to sell their cameras for applications claimed by our patents.

Light-Producing Reagents.   We compete with large companies who develop light-producing reagents used in animal models such as GE Healthcare Discovery Systems and Invitrogen Corporation. We have agreements in place with Promega Corporation and The Regents of the University of California, under which we non-exclusively sublicense several patents on a royalty-bearing basis for use of a modified firefly luciferase gene in living organisms, such as our LPTA animal models and certain of our Bioware products. Other companies must obtain similar licenses from those two entities in order to use that gene as a tagging reagent in animal models for commercial purposes. Other companies can, however, create animal models using alternative technologies that do not contain luciferase.

Creation of Genetically-Modified Animals.   We also compete with companies who produce genetically-modified animals (i.e., transgenics or gene knockouts), including Lexicon Genetics and DeltaGen. Lexicon and DeltaGen both use animal models based on knockout mice technology. Lexicon, however, primarily focuses on developing its own pipeline of therapeutic products, rather than providing in vivo animal products and services to third parties. Other companies that perform in vivo animal production include Artemis Pharmaceuticals, GenOway, Ozgene Pty Ltd. and Ingenious Targeting Laboratory, Inc. We believe that, for certain applications, the combination of our genetically-modified animal models with our in vivo biophotonic imaging technology provides more predictive data than our competitors can offer. Additionally, none of these companies offers a complete package of instrumentation and reagents for use in accelerating preclinical development.

Phenotyping.   Although many pharmaceutical companies perform phenotyping services internally, there are only a small number of companies that offer phenotypic analysis of animal models on a fee-for-service basis, including Jackson Laboratories, Taconic Farms, MDS, Inc., PsychoGenics, Inc., Charles River Laboratories, and RIKEN Yokohama Institute-Genomic Sciences Center. However, we believe that Xenogen Biosciences offers a greater breadth and scope of pharmacologically-validated bioassays and challenge assays. Additionally, we believe that the proprietary nature of our phenotyping program offers customers services that use fewer mice, and therefore are more cost-efficient, than those offered by competitors or those available to large pharmaceutical companies from internal resources.

In Vivo Compound Profiling Analysis.   In addition to those competitors that conduct therapeutically-focused or comprehensive phenotypic analysis of genetically-modified animal models, there are other companies that have developed scientific platforms for the in vivo characterization of lead compounds, drug development candidates and/or clinical development candidates. This chemical characterization platform is known by various designations, but primarily as compound/drug repositioning, repurposing and/or indications discovery. Competitors in the in vivo chemical characterization space consist of those that focus primarily in one or a few therapeutic areas, such as Sention, Inc., Vela Pharmaceuticals, Inc., Bionaut Pharmaceuticals Inc., ChemGenex Therapeutics Inc., and CombinatoRx Inc., and those that have designed and validated comprehensive programs, such as Gene Logic Inc., Vanda Pharmaceuticals and Melior Discovery, Inc.

In many instances, our competitors have or may have substantially greater financial, technical, research and other resources and larger, more established marketing, sales, distribution and service organizations than we do. Many of our competitors also have greater name recognition than we do, and may offer more favorable pricing as a competitive tactic. In addition, given the larger scale of their operations, many of our competitors spend more on research and development than we do. Accordingly, we cannot be sure that our competitors will not succeed in developing or marketing technologies or products that are more effective or commercially attractive than our products or that would render our technologies and products obsolete. Also, we may not have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully in the future. Our success will depend in large part on our ability to maintain a competitive position with our technologies.

Intellectual Property

We consistently seek thorough patent protection for our lab-on-a-chip, imaging and other technologies. As of December 31, 2006, we owned approximately 335 issued U.S. patents and 125 pending U.S. patent applications, some of which derive from a common parent application. We are also the exclusive licensee of approximately 40 U.S. patents. Foreign counterparts of many of these patents and applications have been filed and/or issued in one or more other countries. We also rely upon copyright protection, trade secrets, know-how, continuing technological innovation and licensing opportunities to develop and maintain our competitive intellectual property position. Our success will depend, in part, on our ability to obtain patent protection for our products and processes, to preserve our copyrights and trade secrets, to operate without infringing the proprietary rights of third parties, and to acquire licenses to enabling technology and products. In addition, U.S. patents filed since 1995 generally have a term of 20 years from the date of filing. In the life sciences industry, it often takes several years from the date of filing of a patent application to the date of a patent issuance, often resulting in a shortened period of patent protection, which may adversely affect our ability to exclude competitors from our markets.

Microfluidics and Laboratory Automation.   A majority of our patents and applications are directed to various technological areas which we believe are valuable to our microfluidics and laboratory automation business, including:

•       control of movement of fluid and other material through interconnected microchannels;

•       continuous flow, high-throughput screening assay methods and systems;

•       chip-based assay chemistries and methods;

•       chip-compatible sample access;

•       software for control of microfluidic based systems and data analysis;

•       chip manufacturing processes;

•       analytical and control instrumentation;

•       analytical system architecture; and

•       automated liquid handling systems.

We are also party to various exclusive and non-exclusive license agreements with third parties which give us rights to use certain technologies in our microfluidics and laboratory automation business. For example, we have exclusive licenses from UT-Battelle, LLC, relating to patents covering inventions by Dr. J. Michael Ramsey, and from the Trustees of the University of Pennsylvania covering microfluidic applications and chip structures. These licenses extend for the duration of the life of the licensed patents. A failure to maintain some or all of the rights to these technologies could seriously harm our business.

Imaging.   We believe that our patent portfolio relating to in vivo imaging methods presents a significant barrier to entry for the commercial practice of our patented biophotonic imaging methods. Our imaging patent portfolio is built on two foundations: methods, applications and materials relating to the biological aspects of biophotonic imaging; and methods and apparatus relating to the instrumentation aspects of biophotonic imaging. We have also non-exclusively licensed patents relating to methods of animal production that add value and accelerate the production of specific types of modified animals. In addition to our foundational claims for methods of biophotonic imaging, our patent portfolio includes issued and pending patent claims for specific applications of biophotonic imaging and a number of areas that we believe will be valuable to our business, including animal models of disease, transgenic animals useful in drug discovery research, imaging system components and computer-implemented methods for image acquisition and analysis.

We license several patents from third parties that are important to our imaging business. Our core imaging patents and related applications are licensed from Stanford University on an exclusive basis. The license is worldwide, royalty-bearing and includes the right to grant sublicenses. The term of this license is for the life of the patents resulting from the applications, which do not begin to expire until 2015. One of the patents that we have licensed from Stanford covering our method of in vivo biophotonic imaging was subject to a re-examination proceeding before the U.S. Patent and Trademark Office. The re-examination concluded in 2004, and the Patent and Trademark Office issued a re-examination certificate for that patent with slightly narrowed claims. Such narrowed claims do not affect our current licenses or business. In connection with our patent infringement lawsuit with AntiCancer, Inc., AntiCancer is seeking a judgment to have this patent declared invalid. For a description of our litigation with AntiCancer, see Part I, Item 3, “Legal Proceedings.” On August 9, 2006, Stanford University provided Xenogen with a copy of an audit report prepared by a third party consultant which asserted certain claims of underpayments under the license agreement between Stanford and Xenogen during the period from 2002 through March 31, 2006, based upon the consultant’s interpretation of Xenogen’s exclusive license with Stanford. Upon review of the audit report, Caliper determined that additional royalties of $71,000 were owed to Stanford. This underpayment was accrued as an assumed obligation as of August 9, 2006, in connection with Caliper’s acquisition of Xenogen. We are contesting the remaining payment obligation that is claimed in the Stanford audit report, and as a result, we have not accrued for any liability beyond the $71,000 of royalties that have been accrued and paid. We are currently discussing with Stanford the scope of Xenogen products that are subject to the royalty provisions of the Stanford license agreement. As a result of these discussions, the parties may amend the license agreement to change the royalties we pay to Stanford for future product sales. An amendment may also include the payment of back royalties to Stanford for products Xenogen/Caliper has already sold. We have not discussed with Stanford the specific terms and conditions of an amendment. At any time, either party may choose binding arbitration to resolve any dispute over the amount of back royalties owed, if any. The amount of any remaining contingent obligation, if any, cannot currently be estimated, nor is it probable that a liability exists. However, we believe that this matter will be resolved within the next twelve months.

The right to use the specific luciferase gene in our LPTA animal models and certain of our Bioware products is licensed from Promega Corporation and The Regents of the University of California under non-exclusive, royalty-bearing licenses. The Promega agreement continues for the life of the subject patent, which expires in 2014. Promega, however, may terminate the agreement for breach of contract. The Regents agreement continues for the life of those subject patents, which expire in 2013; however, The Regents may terminate the agreement for breach of contract or failure to sufficiently commercialize luciferase-bearing products.

Xenogen’s patents relating to the production of genetically-engineered animals by using gene-targeting methods have been licensed from Medarex, Inc., successor-in-interest to GenPharm International, Inc., since 1991. This license is non-exclusive, royalty-bearing and worldwide. Financial terms include a license issue fee, an annual fee that is creditable against earned royalties due, and a milestone fee in the event the FDA approves a pharmaceutical product that includes a product produced through practice under the licensed patents. The term of this license is for the life of the licensed patents, which are set to expire in 2014.

Trademarks.   Caliper, including our wholly-owned subsidiaries, has registered and applied to register a number of trademarks in the U.S. and in foreign markets where its products are sold. Trademarks currently used by Caliper include: Caliper, the Caliper logo, LabChip HT, LabChip Driven, Caliper Driven, LabChip, the LabChip logo, Discovery Alliance and Services, Zymark, LibraryCard, Allegro, CLARA, MultiDose, Prelude, RapidPlate, RapidTrace, Staccato, TurboVap, Twister, iLink, iLink Pro, inL10, Desktop Profiler, Desktop ProfilerPro, ProfilerPro, Zephyr, APW3, TPW3, Sciclone, Z-8, FLIT, Automation Certified, MultiFill, EasyFill, Presto, Autotrace, Zymate, EasyLab, and iBlox. NovaScreen,

and RSMDB are trademarks of NovaScreen Biosciences Corporation, which is a wholly-owned subsidiary of Caliper. Xenogen, the Xenogen logo, IVIS, Living Image, LPTA, Bioware, VivoVision, Life Changing, Discovery in the living organism and Discovery at the speed of light are trademarks of Xenogen Corporation, which is a wholly-owned subsidiary of Caliper.

Environmental Matters

Our manufacturing and laboratory sites utilize chemicals and other potentially hazardous materials, and generate both hazardous and non-hazardous waste, the transportation, treatment, storage and disposal of which are regulated by various governmental agencies. Although we believe that our safety procedures for handling and disposing of such materials comply with state and federal laws and regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, we could be held liable for any damages that result and any liability could exceed our resources.

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

Government Regulation

Our products and services are not regulated by any governmental agency. Our subsidiary, Xenogen Biosciences’ line of business associated with animal production, however, may, in the future, be subject to various laws and regulations regarding the treatment of animals if the federal Animal Welfare Act, or AWA, is amended. The AWA does not currently apply to rats of the genus Rattus or mice of the genus Mus, bred for use in research, and consequently, we are not currently required to be in compliance with the AWA. Where applicable, the AWA imposes a wide variety of specific requirements on producers and users of research animals, including requirements related to personnel, facilities, sanitation, cage size, feeding, watering and shipping conditions. Although the AWA does not currently apply to our animal production business, we have voluntarily sought and received accreditation by AAALAC, which sets industry standards for care and treatment of animals used in research. In the event that the AWA is amended to include mice or rats within the scope of regulated animals, and consequently, our animal production business, we believe compliance with such regulations would require us to modify our current practices and procedures, which could require significant financial and management resources. We are not currently aware of legislation pending before the U.S. Congress to amend the AWA to cover the mice or rats used by us. In addition, some states have their own regulations, including general anti-cruelty legislation, which establishes certain standards in handling animals. With respect to the products and services we provide overseas, we also are required to comply with foreign laws, such as the European Convention for the Protection of Animals During International Transport and other anti-cruelty laws. The Council of Europe is presently considering proposals to more stringently regulate animal research.

Many of our pharmaceutical and biotechnology licensees employ our technology to develop preclinical animal data on therapeutic products in development that may be submitted to governmental agencies as part of a regulatory application to commence human clinical testing or to commercialize their products. It is our belief that preclinical data collected using our technology has been submitted by several of our clients and accepted by the FDA to support commencement of clinical trials, and that in several cases regulatory approval has been received for a therapeutic product based, in part, on data collected using our technology. There can be no assurance that the FDA or other regulatory agencies will continue to accept preclinical data collected using our technology and submitted as part of an application to support initiation of clinical trials, or that such data can or will be used to support regulatory approval to commercialize therapeutic products.

Additionally, exports of certain products and biological reagents to foreign customers and distributors are governed by the International Traffic in Arms Regulations, the Export Administration Regulations, the Patriot Act and the Bioterrorism Safety Act. Although these laws and regulations do not restrict our present foreign sales programs, there can be no assurance that future changes to these regulatory regimes will not affect or limit our foreign sales.

Other Business Risks

In addition to the risks to our business associated with suppliers, competition and intellectual property discussed above, our business is subject to a number of other significant risks, including the risks that our products may not achieve wide market acceptance and that we may not be successful in developing new and enhanced products. These and other risks that may cause our actual results, financial performance or achievements to be materially different from our present expectations are discussed in more detail below under Item 1A, “Risk Factors”.

Employees

As of December 31, 2006, we had a total of 550 employees, including 102 in research and development, 277 in operations and service, 99 in sales and marketing and 72 in administration and finance. None of our employees is represented by a collective bargaining agreement, nor have we experienced any work stoppage. We consider our relations with our employees to be good.

Executive Officers of the Registrant

The following are our executive officers and key employees, together with their ages and biographical information:

E. Kevin Hrusovsky, age 45, was appointed President and CEO immediately following the acquisition of Zymark Corporation, a liquid handling instruments company, by us in July 2003. Prior to the acquisition, Mr. Hrusovsky had served as President and CEO of Zymark since 1996. From 1992 to 1996, Mr. Hrusovsky was Director of International Business, Agricultural Chemical Division, and President of the Pharmaceutical Division, for FMC Corporation, a diversified holding company. From 1983 to 1992, Mr. Hrusovsky held several management positions at E.I. DuPont de Nemours, including North American Sales and Marketing Head, Teflon. He has also served as a board member of the Association for Laboratory Automation since January 2003. He received his B.S. in Mechanical Engineering from Ohio State University, an M.B.A. from Ohio University, an Extended M.B.A. from Harvard University, and an honorary doctorate from Framingham State College for his contributions to life sciences. Mr. Hrusovsky had also been a director of Xenogen Corporation since June 2005.

Bruce J. Bal, 48, currently serves as Senior Vice President, Operations and Aftermarket Businesses, and was appointed to the position of Vice President, Operations and Aftermarket Businesses following the combination of Caliper with Zymark. Mr. Bal joined Zymark in 1997 as Vice President of R&D and Operations. He previously worked at FMC Corporation, a diversified holding company, in the Biotechnology Division as Director of Operations. He has also held a wide range of management positions in his 13 years at E.I. DuPont de Nemours and was general manager of United States Pollution Control, Inc. in Utah. Mr. Bal received a B.S. in Chemical Engineering from the University of Wisconsin in 1981 and an MBA from Loyola University, Louisiana in 1986.

Enrique Bernal, 68, was appointed to the position of Vice President, Instrument R&D following the acquisition of Zymark. Mr. Bernal joined Zymark in February 1999, prior to which he worked at Galileo Corporation of Sturbridge, Massachusetts, a developer and manufacturer of electron multipliers and optical fiber products, where he was responsible for all engineering functions and product development. Previously, he had spent 29 years at Honeywell Inc. He received a B.S. in Physics from the College of St. Thomas, and a Masters in Physics from the University of Minnesota.

Paula J. Cassidy, 38, was appointed Vice President, Human Resources in November 2005. Ms. Cassidy previously was Vice President, Human Resources at Virtusa, Corp., a global provider of software development and related IT services. In that position, Ms. Cassidy was responsible for all aspects of the human resources function and she established a cohesive and unified global HR practice. Prior to joining Virtusa Corp in 2003, Ms. Cassidy was with Innoveda, Inc., a publicly traded provider of software and services for the electronic design automation industry. Innoveda had facilities all over the world including the United States, Europe, Israel and Asia. Prior to Innoveda, Ms. Cassidy was Vice President, Human Resources for a wholly-owned subsidiary of Synopsys, Inc. Ms. Cassidy started her career in Human Resources at Viewlogic Systems, Inc. and held various management positions while at Viewlogic. Ms. Cassidy holds a bachelors degree with honors from St. Anselm College.

Andrea W. Chow, Ph.D., 49, was appointed to the position of Vice President, Microfluidics R&D, in December 2003. Prior to that, she held the position of Senior Director of Microfluidics at Caliper. Before joining the company in 1997, Dr. Chow conducted research at the Lockheed Palo Alto Research Laboratories and SRI International, and completed a postdoctoral fellowship at the University of Bristol in the United Kingdom. Dr. Chow received her B.S. degree in Chemical Engineering from the University of Southern California, and M.S. and Ph.D. degrees in Chemical Engineering from Stanford University.

Stephen E. Creager, 53, currently serves as Senior Vice President, General Counsel and Secretary. Mr. Creager joined the company in October 2002 as Associate General Counsel and was appointed to the position of Vice President, General Counsel and Secretary following the combination of Caliper with Zymark. Previously, Mr. Creager was Vice President of Business Development for Tyco Electronics, an operating unit of Tyco International involved in the development and manufacture of electronic components. In this role, he provided the legal support for the business development initiatives of Tyco Electronics, including the acquisition of over 40 businesses. Prior to taking on these business development responsibilities at Tyco Electronics, Mr. Creager served as the General Counsel of Tyco Electronics. Prior to that, Mr. Creager served as Associate General Counsel of Raychem Corporation, a manufacturer of electronic components, from November 1993 until August 1999, when Raychem was acquired by Tyco Electronics. Prior to his experience at Raychem, Mr. Creager was in private legal practice for nine years. Mr. Creager received a B.A. degree from The Evergreen State College, and a Masters of Philosophy degree in economics and a J.D. degree, both from Yale University.

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

William C. Kruka, 46, currently serves as Senior Vice President, Business Development, and joined the Company in 2002 as Vice President, Business Development. Previously, Mr. Kruka was Senior Manager of Business Development with Applied Biosystems Group, an Applera Corporation business, a leading life science tool provider. In this role, he led the business development initiatives for proteomics, including related mass spectrometry, sample preparation, chromatography and microfluidic technologies. These initiatives included developing strategy, formulating deal structures and negotiating collaborations, licensing deals and divestitures. He also chaired an internal business development council that addressed strategic and operational matters from a cross-functional business and technology perspective. Prior to Applied Biosystems, Mr. Kruka held a number of corporate business development, sales, marketing and administration positions with Applera and its predecessors, PE Corporation and The Perkin-Elmer Corporation, from 1983 to 2002.

David M. Manyak, Ph.D., 54, joined the Company in 2005 as Executive Vice President, Drug Discovery Services. Previously, Dr. Manyak was Chief Executive Officer of NovaScreen Biosciences, which was acquired in October 2005, since January 1993. Dr. Manyak has nearly 20 years of experience in research, financial analysis, and management of biotechnology companies. Dr. Manyak was a biotechnology industry consultant and was co-founder and former Director of GeneMedicine Inc., a gene therapy company that had its initial public offering in 1994 and has since merged to form Valentis Corp. He was previously employed by Merrill Lynch & Co. (from 1985 to 1990) as Vice President, Senior Biotechnology Industry Analyst for Merrill Lynch & Co. (1985-90) and held a similar position with Value Line Inc. (from 1983 to 1985). Dr. Manyak holds a Ph.D. in Zoology/Biochemistry from Duke University and a B.A. from Brown University.

Peter F. McAree, 42, was appointed to the position of Vice President, Finance following the acquisition of Zymark. Mr. McAree joined Zymark as Chief Financial Officer in May 2001 after serving in the same capacity as an independent consultant since November 2000. From January 2000 through November 2000, Mr. McAree served as Chief Financial Officer of Iconomy.com, Inc., a commerce solutions provider. From January 1999 through December 1999, Mr. McAree was an independent consultant. From January 1997 through December 1998, Mr. McAree served as Executive Vice President and Vice President, Finance at Elcom International, Inc., a commercial distributor of personal computers, and as President of its electronic commerce software business, Elcom Systems, Inc. Prior to Elcom, Mr. McAree was Chief Financial Officer of Geerlings & Wade, Inc., a direct marketer of wine, from 1995 through 1996. Mr. McAree began his career with Arthur Andersen, Boston, where he held various positions, most recently as Senior Manager in 1995. He received his B.S. in Accountancy from Bentley College, and is a licensed Certified Public Accountant in Massachusetts.

Bradley W. Rice, Ph.D., 47, currently serves as Vice President, Biophotonic Imaging R&D. Dr. Rice had served as the Chief Technical Officer and Vice President of Xenogen since January 2005. From 1999 through 2004, he served as the Senior Director of Imaging R&D and played a key role in developing the suite of IVIS Imaging Systems. Prior to joining Xenogen, Dr. Rice worked for 15 years as a scientist at Lawrence Livermore National Laboratory developing optical diagnostic instrumentation in the magnetic fusion energy program. Dr. Rice received his B.A. in Physics from Colorado College, M.S. in Electrical Engineering from the University of Wisconsin-Madison, and his Ph.D. in Applied Science from the University of California-Davis. He is the author or co-author of over 50 refereed journal publications and co-inventor of nine issued patents related to biophotonic imaging.

Mark T. Roskey, Ph.D., 47, currently serves as Vice President, Applied Biology and Reagents, and was appointed to the position of Vice President, Worldwide Marketing following the acquisition of Zymark, where he had held this role since he joined Zymark in December 2001. Prior to that, Dr. Roskey worked for six years at Applied Biosystems, a life sciences company, where he served as Director of Marketing. He has more than 15 years of experience in product research, development and strategic marketing with complex biological solutions and automated instrument systems. Dr. Roskey holds a B.S. in Biology from

Framingham State College, a Ph.D. in Microbiology from the University of Notre Dame and completed a postdoctoral fellowship in Molecular Immunobiology at the Harvard Medical School.

Jean-Louis Rufener, 61, from November 2006 to the end of the year held the role of Vice President, Worldwide Sales and Automation Marketing. He was appointed to the position of Vice President, International Operations following the acquisition of Zymark. At Zymark, he had held this position since Zymark acquired Scitec Automation Holdings in August 1999. During his tenure at Scitec, a liquid handling and laboratory automation company, Mr. Rufener held the position of President and CEO. Prior to Scitec, Mr. Rufener was President of Tecan Corporation. Mr. Rufener holds a degree in Chemical Engineering from the Institute of Technology, Canton Bern, Switzerland.

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

In addition, our strategy for the LabChip 3000 system, our microfluidic-based screening product, depends upon the early users of these systems buying additional units as they spread the adoption of this technology throughout their organizations worldwide. New customers for our drug discovery systems may wait for indications from our initial drug discovery system customers that our drug discovery systems work effectively and generate substantial benefits. If the early users of our LabChip 3000 systems do not endorse the further adoption of these systems because they fail to generate the expected quantities and quality of data, are too difficult or costly to use, or are otherwise deficient in meeting the screening needs of these customers, further sales of these systems to these early users may be limited, and sales to new users will be more difficult.

Because drug screening systems represent substantial capital expenditures, it is important that these systems be capable of performing a wide variety of different types of assays and experiments in order to justify the cost of the systems. We intend to continue to lower the cost of these systems and to develop new versions of our microfluidic-based drug discovery systems with enhanced features that address existing and emerging customer needs, such as offering a broad range of standardized, easy-to-use assays. In this regard, we recently launched a new LabChip system, the Desktop Profiler, designed specifically to facilitate secondary kinase screening by providing a more highly automated system and making available our ProfilerPro reaction ready plates already loaded with required reagents. If the commercial adoption of our other existing LabChip products and this new LabChip system is slower than we presently expect, we may experience a decline in revenue or slow revenue growth and may not achieve or maintain profitability.

For all of the foregoing reasons, we cannot assure you that our efforts to increase the adoption of our LabChip-based drug screening and automated electrophoresis systems, by both existing and new users, will be expeditious or effective.

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

If our in vivo biophotonic imaging products and services do not become widely used by pharmaceutical, biotechnology, biomedical and chemical researchers, our revenue will grow more slowly than expected or decline and make it more difficult for us to achieve or maintain profitability.

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

Because our in vivo biophotonic imaging technology has not yet achieved widespread market adoption, our ability to assist the drug development process in leading to the approval of drugs with commercial potential has yet to be fully proven. If commercial advantages are not realized from the use of in vivo biophotonic imaging, our existing customers could stop using our products, and we could have difficulty attracting new customers. Because of these and other factors, our biophotonic imaging products may not gain widespread market acceptance or become the industry standard for in vivo biological assessment.

We had no sales of our GCAS automated target preparation system to Affymetrix during the year ended December 31, 2006, and the future revenue growth of our laboratory automation business depends to a significant extent on additional sales of GCAS systems by Affymetrix. If Affymetrix discontinues selling the GCAS system, or if end-user demand for this product is not as strong as anticipated by Affymetrix, our revenue targets may not be achieved.

In collaboration with Affymetrix, we have developed a new automated system for the preparation of nucleic acid target material to be applied to Affymetrix’s GeneChip devices, which system is based on our Sciclone liquid handling instrument. Affymetrix began to ship the commercial version of the GCAS system during the third quarter of 2005. Under the terms of the collaboration agreement, we supply the GCAS system to Affymetrix on an OEM basis, and Affymetrix markets and sells the GCAS system to end user customers. Affymetrix announced in 2005 that low initial-production yields of its commercial Mapping 500K Set Array had constrained shipment volumes for this product. Because users of Affymetrix’s Mapping 500K Set Array product are also expected to be users of the GCAS systems, if Affymetrix continues to have low production volumes for this product or experiences difficulties in launching other GeneChip applications, the demand for GCAS systems will be adversely affected. In addition, Affymetrix may experience other difficulties in the marketing, sale, and support of the GCAS system. For these reasons, our revenues from the sale of GCAS systems have been less than we originally anticipated, and had no revenue from the sale of GCAS systems to Affymetrix during 2006. We believe that Affymetrix is addressing the production and other technical issues associated with its Mapping 500K Set Assay products, and we presently expect our sales of GCAS systems to Affymetrix to resume during 2007. However, if Affymetrix continues to experience production and other technical issues with its products, our revenue from the sale of GCAS systems will be less than expected. In addition, because the GCAS system is a relatively new product for which there is limited commercial experience, there can be no assurance that the demand for this product will materialize as expected.

Because we receive revenue principally from pharmaceutical, biotechnology and chemical companies and biomedical research institutions, the economic conditions and regulatory requirements faced by those companies and institutions and their capital spending policies may have a significant effect on the demand for our products.

We market our products to pharmaceutical, biotechnology and chemical companies and biomedical research institutions, and the capital spending policies of these entities can have a significant effect on the demand for our products. These policies vary significantly between different customers and are based on a wide variety of factors, including the resources available for purchasing research equipment, the spending priorities among various types of research companies and the policies regarding capital expenditures. In particular, economic conditions and regulatory requirements faced by pharmaceutical and biotechnology companies have at certain times directly affected their capital spending budgets. In addition, continued consolidation within the pharmaceutical industry will likely delay and may potentially reduce capital spending by pharmaceutical companies involved in such consolidations. During the past several years, many of our customers and potential customers, particularly in the biopharmaceutical industry, have reduced their capital spending budgets because of these generally adverse prevailing economic conditions, consolidation in the industry and increased pressure on the profitability of such companies, due in part to competition from generic drugs. If our customers and potential customers do not increase their capital spending budgets, because of continuing adverse economic conditions or further consolidation in the industry, we could face weak demand for our products. Similarly, changes in availability of grant moneys may impact our sales to academic customers. Recent developments regarding safety issues for widely used drugs, including actual and/or threatened litigation, also may affect capital spending by pharmaceutical companies. Any decrease or delay in capital spending by life sciences or chemical companies or biomedical researchers could cause our revenue to decline and harm our profitability.

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

•       expenses related to our patent infringement litigation with AntiCancer and other litigation in which we are or may become involved; and

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

We own, or control through exclusive licenses, a variety of issued patents and pending patent applications. However, the patents on which we rely may be challenged and invalidated, and our patent applications may not result in issued patents. For example, in 2005 AntiCancer filed a lawsuit against Xenogen alleging infringement of five patents and requesting that the court declare invalid one of our primary patents covering methods of in vivo biophotonic imaging. For a description of our litigation with AntiCancer, see Part I, Item 3, “Legal Proceedings”.

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

Our business is highly competitive and our growth is dependent upon market growth and our ability to enhance our existing products, introduce new products on a timely basis and offer our customers products that provide a more complete solution. One of the ways we may address the need to develop new products is through acquisitions of complementary businesses and technologies, such as our acquisition of Zymark in July 2003, our acquisition of NovaScreen in October 2005, and our acquisition of Xenogen in August 2006. From time to time, we consider and evaluate potential business combinations involving our acquisition of another company and transactions involving the sale of our company through, among other things, a possible merger or consolidation of our business into that of another entity.

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

Our future revenue growth depends to a significant extent on the revenue growth of our NovaScreen business, which we acquired in October 2005. If NovaScreen’s revenue does not grow as we anticipate, our future revenue targets may not be achieved.

In October 2005 we acquired NovaScreen Biosciences Corporation, a privately held business which provides in vitro high throughput screening and compound profiling services. We completed this acquisition, in part, because we believe that the market for these services will grow at a relatively high rate as more pharmaceutical and biotech companies increase their outsourcing of these services. There can be no assurance, however, that pharmaceutical and biotech companies will continue to increase their demand for these services. If the trend toward more outsourcing of these services does not continue to grow, our revenues from the NovaScreen business may not increase as anticipated, making it more difficult for us to achieve our future revenue growth targets.

We may not realize all of the anticipated benefits of the Xenogen acquisition.

The success of our acquisition of Xenogen will depend, in part, on our ability to realize the anticipated synergies, cost savings, and growth opportunities from integrating the businesses of Xenogen with our business. While our integration of Xenogen is substantially complete, there are risks that could still adversely impact our ability to achieve all of the anticipated benefits of the acquisition, which include:

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

We have experienced significant operating losses each year since our inception and we expect to incur an operating loss in 2007. As of December 31, 2006, Caliper had an accumulated deficit of approximately $210.0 million. As of the effectiveness date of our merger with Xenogen, Xenogen had an accumulated deficit of approximately $199.1 million. Our losses have resulted principally from costs incurred in research and development and product marketing and from general and administrative costs associated with our operations. These costs have exceeded our cumulative cash proceeds which, to date, have been generated principally from product sales, collaborative research and development agreements, technology access fees, license fees, litigation settlement proceeds and interest income on cash and investment balances. To achieve profitability, we will need to generate and sustain substantially higher revenue than we have to date, while achieving reasonable costs and expense levels. We may not be able to generate enough revenue to achieve profitability. We may not achieve or maintain reasonable costs and expense levels. Even if we become profitable, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we fail to achieve profitability within the timeframe expected by securities analysts or investors, the market price of our common stock will likely decline.

Failure to raise additional capital or generate the significant capital necessary to expand our operations and invest in new products could reduce our ability to compete and result in lower revenue.

We anticipate that our existing capital resources, together with the revenue to be derived from our commercial partners and from commercial sales of our products and services, will enable us to maintain currently planned operations at least through the year 2008. However, we premise this expectation on our current operating plan, which may change as a result of many factors, including the prospect of future acquisitions or other investing activities that could require substantial additional financing. Consequently, we may need additional funding sooner than anticipated. Our inability to raise needed capital would seriously harm our business and product development efforts. In addition, we may choose to raise additional capital due to market conditions or strategic considerations even if we believe that we have sufficient funds for our current or future operating plans. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of these securities could result in dilution to our stockholders.

On August 9, 2006, we entered into a credit facility with a bank which permits us to borrow up to $20.0 million in the form of revolving loan advances including up to $5.0 million in the form of letters of credit. This credit facility includes traditional lending and reporting covenants including that certain financial covenants applicable to liquidity and earnings are to be maintained by us and tested as of the last day of each quarter. The credit facility also includes several potential events of default such as payment default, material adverse change conditions and insolvency conditions that could cause interest to be charged at prime plus two percentage points, or for any uncured events of default result in the bank’s right to declare all outstanding obligations immediately due and payable. As discussed in Note 10 of the Notes to Consolidated Financial Statements in Item 15 of this Annual Report, we were not incompliance with one financial covenant as of December 31, 2006. Such covenant violation was subsequently waived by the bank and the covenant was also amended on a forward basis. Our ability to remain in compliance with applicable loan covenants through the credit facility’s maturity in 2008 depends upon our results of operations not deteriorating or any other material adverse change occurring with our business, we may become in default of one or more covenants under the credit facility.

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

We currently derive, and we expect to continue to derive, a significant percentage of our total revenue from a relatively small number of customers. If any of these customers terminates or substantially diminishes its relationship with us, our revenue could decline significantly. Our newly acquired Xenogen business often sells products and provides services pursuant to agreements that are renewable on an annual basis. Failure to renew or the cancellation of these agreements by any one of our larger customers could result in a significant loss of revenue.

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

We may be exposed to future litigation by third parties based on claims that our products infringe the intellectual property rights of others. This risk is exacerbated because there are numerous issued and pending patents in the life sciences industry and, as described above, the validity and breadth of life sciences patents involve complex legal and factual questions. Our competitors may assert that their U.S. or foreign patents may cover our products and the methods we employ. For example, we are involved in patent litigation with AntiCancer in which it has alleged that we have infringed certain of its patents. We have counterclaimed with allegations that AntiCancer infringes our imaging patents, as well as allegations that certain AntiCancer’s patents are invalid. For a description of our litigation with AntiCancer, see Part I, Item 3,”Legal Proceedings”. Also, because patent applications can take many years to issue, there may be currently pending applications of which we are unaware that may later result in issued patents that our products may infringe. There could also be existing patents of which we are not aware that one or more of our products may inadvertently infringe.

From time to time, we have received, and may receive in the future, letters from third parties asking us to license certain technologies that the third party believes we may be using or would like us to use. If we do not accept a license, we may be subject to claims of infringement, or may receive letters alleging infringement. Infringement and other intellectual property claims, with or without merit, can be expensive and time-consuming to litigate and can divert management’s attention from our core business.

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

We rely on licenses to use various technologies that are material to our business, including licenses, with sublicense rights, to certain microfluidic technologies and in vivo imaging methods, licenses to the use of certain biological materials, and licenses to engineer and commercialize transgenic animals. We do not own the patents that underlie these licenses. Our rights to use these technologies and employ the inventions claimed in the licensed patents are subject to the negotiation of, continuation of and compliance with the terms of those licenses and the continued validity of these patents. In some cases, we do not control the prosecution or filing of the patents to which we hold licenses, or the enforcement of these patents against third parties. For example, under the Promega Corporation and The Regents of the University of California licenses for a patented form of firefly luciferase used in our LPTA animal models and certain of our bioware, we do not have the right to enforce the patent, and neither licensor is obligated to do so on our behalf. Certain of our licenses contain diligence obligations, as well as provisions that allow the licensor to terminate the license upon specific conditions. Some of the licenses under which we have rights, such as our licenses from the University of Pennsylvania and from UT Battele for certain microfluidic technologies and from Stanford University for certain biophotonic imaging methods, provide us with exclusive rights in specified fields, including the right to enforce the licensed patents, but the scope of our rights and obligations under these and other licenses may become subject to dispute by our licensors or third parties. For example, we are currently discussing with Stanford the scope of products that we sell which are subject to the royalty provisions of our Stanford license agreement. As a result of these discussions, we may amend the license agreement to change the royalties we pay to Stanford for future product sales. The amendment may also include the payment of back royalties to Stanford for products we have already sold. We have not discussed with Stanford the specific terms and conditions of an amendment or the amount of any back royalty payments. Any increase in the royalties we pay to Stanford would negatively impact our gross margins.

Our tax net operating losses and credit carryforwards may expire if we do not achieve or maintain profitability.

As of December 31, 2006, we had federal and state net operating loss carryforwards of approximately $283.0 million and $86.0 million, respectively. We also had federal and state research and development tax credit carryforwards of approximately $11.2 million and $3.8 million, respectively. The federal net operating loss and credit carryforwards will expire at various dates through 2026 beginning in the year 2007 if not utilized. State net operating losses of approximately $141,000 expired in 2006. The current remaining state net operating losses have varying expiration dates through 2016.

Utilization of the federal and state net operating losses and credits may be subject to a substantial limitation due to the change in ownership provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization. As of December 31, 2005, Xenogen had federal and state net operating loss carryforwards of approximately $126.3 and $28.6 million, respectively. The acquisition of Xenogen resulted in Xenogen shareholders’ owning approximately one-third of Caliper and will likely result in a change of ownership that will cause pre-merger losses of the merged entities to be subject to limitation. The amount of limitation has not yet been determined. Because of our lack of earnings history and the uncertainty of realizing these net operating losses, the deferred tax assets have been substantially offset by a valuation allowance.

If we are unable to meet customer demand or quality expectations, it would adversely impact our financial results and restrict our sales growth.

Upon our acquisition of Xenogen, manufacturing of IVIS Imaging Systems was transferred to our manufacturing plant in Hopkinton, Massachusetts. While our manufacturing group has considerable expertise with the manufacture of complex systems, we are relatively inexperienced in the manufacture of IVIS Imaging Systems. To be successful, we must manufacture our IVIS Imaging Systems in substantial quantities at acceptable costs. If we do not succeed in manufacturing sufficient quantities of our imaging systems to meet customer demand, we could lose customers and fail to acquire new customers if they choose a competitor’s product because our imaging system is not available. We believe our current manufacturing capacity in Hopkinton, Massachusetts is sufficient to meet our current and forecasted demand over the foreseeable future. Certain components of our IVIS systems are specially manufactured by our limited and or single-source suppliers and supply of these parts to us requires adequate lead time that can result in production delays. If we experience unexpected shifts in customer demand that requires alterations to planned manufacturing, we may experience production delays that could restrict our sales growth. If we are unable to meet customer demand for IVIS Imaging Systems, it would adversely affect our financial results and restrict our sales growth.

We depend on a limited number of suppliers for components of IVIS Imaging Systems, and we will be unable to manufacture or deliver our products if shipments from these suppliers are interrupted or are not supplied on a timely basis.

We use original equipment manufacturers, or OEMs, for various parts of our IVIS Imaging Systems, including the cameras, boxes, certain subassemblies, filters and lenses. We obtain these key components from a small number of sources. For example, the lens for our IVIS 200 system is obtained from a single source on a purchase order basis from Coastal Optical Systems Inc., and the CCD cameras for all of our IVIS Imaging Systems are obtained from two sources, Spectral Instruments, Inc. and Andor Technology Limited. We have binding supply agreements with Spectral and Andor. From time to time, we may experience delays in obtaining components from certain of our suppliers, which may have an impact on our ability to produce imaging systems. We believe that alternative sources for certain of these components in the event of a disruption or discontinuation in supply would not be available on a timely basis, which would disrupt our operations and impair our ability to manufacture and sell our IVIS Imaging Systems.

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

Our research and development processes, our anesthesia systems used with our IVIS Imaging Systems to anesthetize the animals being imaged and our general biology operations involve the controlled storage, use and disposal of hazardous materials including, but not limited to, biological hazardous materials and radioactive compounds. We are subject to federal, state and local regulations governing the use, manufacture, storage, handling and disposal of these materials and waste products. Although we believe that our safety procedures for handling and disposing of these hazardous materials comply with the standards prescribed by law and regulation, the risk of accidental contamination or injury from hazardous materials cannot be completely eliminated. In the event of an accident, we could be held liable for any damages that result, and any liability could exceed the limits or fall outside the coverage of our insurance. We currently maintain a limited pollution cleanup insurance policy in the amount of $[1.0] million. We may not be able to maintain insurance on acceptable terms, or at all. We could be required to incur significant costs to comply with current or future environmental laws and regulations.

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

Our stock has been trading on the Nasdaq Global Market only since mid-December 1999. We initially offered our common stock to the public at $16.00 per share. Since then our stock price has been extremely volatile and has ranged, through March 9, 2007 from a high of approximately $202.00 per share on March 2, 2000 to a low of $2.71 per share both on January 28, 2003 and February 6, 2003. Our stock price may drop substantially following an investment in our common stock. We expect that our stock price will remain volatile as a result of a number of factors, including:

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

In the spring and summer of 2001, class action lawsuits were filed against certain leading investment banks and over 300 companies that did public offerings during the prior several years, including lawsuits against Caliper and certain of its officers and directors as described under Part I, Item 3, “Legal Proceedings.” This and other securities litigation could result in potential liability, cause us to incur litigation costs and divert management’s attention and resources, any of which could harm our business. In addition, announcements of future lawsuits of this or some other nature, and announcements of events occurring during the course of the current and any future lawsuits, could cause our stock price to drop.

Provisions of our charter documents and Delaware law may inhibit a takeover, which could limit the price investors might be willing to pay in the future for our common stock.

Provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing an acquisition in which we are not the surviving company or which results in changes in our management. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law. These provisions may prohibit stockholders owning 15% or more of the outstanding voting stock, from consummating a merger or combination which includes us. These provisions could limit the price that investors might be willing to pay in the future for our common stock.

Item 1B.               Unresolved Staff Comments

Not applicable.

Item 2.                        Properties

Our headquarters is located in Hopkinton, Massachusetts, where we occupy two leased buildings totaling approximately 130,000 square feet, which houses research and development, instrument manufacturing and administration. Our lease in Massachusetts expires in December 2015, with two additional 5-year renewal options. We lease three buildings totaling approximately 111,000 square feet in Mountain View, California, of which we occupied one building comprising approximately 53,000 square feet as of December 31, 2006. Our Mountain View facilities are primarily used for microfluidics research and development, LabChip device manufacturing, and certain administrative functions. As of December 31, 2006, approximately 73% of the two other Mountain View, California facilities have been sublet. The Mountain View leases will expire in 2008. Our NovaScreen operation, located in Hanover, Maryland, occupies approximately 26,000 square feet of leased administrative and laboratory space for drug discovery services. The Hanover lease will expire in 2008. With the acquisition of Xenogen, we assumed leases covering (i) approximately 36,000 square foot combined office, wet laboratory, and vivarium space primarily used for imaging research located in Alameda, California under a lease that expires in April 2011; (ii) approximately 41,000 square foot facility also located in Alameda, California, of which 24,000 square feet are currently under a sublease and we expect the remaining 16,000 to be subleased in 2007, under a lease that expires in April 2011; (iii) an approximately 58,000 square foot facility in Cranbury, New Jersey that includes a combined office, wet laboratory, vivarium and expansion space which houses our Xenogen Bioscience in vivo services business, under a lease that expires in October 2009; and (iv) a 25,000 square foot facility of combined office, wet laboratory, vivarium and expansion space in St. Louis, Missouri, which is currently unoccupied and which we intend to sublet, under a lease that expires in April 2010.

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

Item 3.                        Legal Proceedings

Commencing on June 7, 2001, Caliper and three of its officers and directors (David V. Milligan, Daniel L. Kisner and James L. Knighton) were named as defendants in three securities class action lawsuits filed in the United States District Court for the Southern District of New York. The cases have been consolidated under the caption, In re Caliper Technologies Corp. Initial Public Offering Securities Litigation, 01 Civ. 5072 (SAS) (GBD). Similar complaints were filed against approximately 300 other public companies that conducted initial public offerings of their common stock during the late 1990s (the “IPO Lawsuits”). On August 8, 2001, the IPO Lawsuits were consolidated for pretrial purposes before United States Judge Shira Scheindlin of the Southern District of New York. Together, those cases are denominated In re Initial Public Offering Securities Litigation, 21 MC 92(SAS). On April 19, 2002, a Consolidated Amended Complaint was filed alleging claims against Caliper and the individual defendants under Sections 11 and 15 of the Securities Act of 1933, and under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as well as Rule 10b-5 promulgated thereunder. The Consolidated Amended Complaint also names certain underwriters of Caliper’s December 1999 initial public offering of common stock as defendants. The Complaint alleges that these underwriters charged excessive, undisclosed commissions to investors and entered into improper agreements with investors relating to aftermarket transactions. The Complaint seeks an unspecified amount of money damages. Caliper and the other issuers named as defendants in the IPO Lawsuits moved on July 15, 2002, to dismiss all claims on multiple grounds. By Stipulation and Order dated October 9, 2002, the claims against Messrs. Milligan, Kisner and Knighton were dismissed without prejudice. On February 19, 2003, the Court granted Caliper’s motion to dismiss all claims against it. Plaintiffs were not given the right to replead the claims against Caliper. The time to appeal the dismissal has not yet expired. In May 2003, a Memorandum of Understanding was executed by counsel for plaintiffs, issuers and their insurers setting forth the terms of a settlement that would result in the termination of all claims brought by plaintiffs against the issuers and individual defendants named in the IPO Lawsuits. On July 7, 2003, a Special Litigation Committee of the Caliper Board of Directors approved the settlement terms described in that Memorandum of Understanding, which was subsequently set forth in a definitive Settlement Agreement among the settling parties. On February 15, 2005, Judge Scheindlin issued an order granting preliminary approval of the settlement, subject to certain modifications. The parties agreed to those modifications and on August 31, 2005, Judge Scheindlin issued an order granting preliminary approval of the settlement as modified and certifying settlement classes. The fairness hearing for final approval of the settlement was held on April 24, 2006. Before Judge Scheindlin issued any order regarding the Court’s decision with respect to the final approval of the settlement, on December 5, 2006 the Court of Appeals for the Second Circuit issued an opinion reversing Judge Scheindlin’s prior certification of the plaintiff classes in several “focus” cases pending before her as part of the consolidated IPO lawsuits. The plaintiffs have petitioned the Second Circuit for a rehearing on the class certification issue. Judge Scheindlin has indicated that she will hold her consideration on the final approval of the settlement in abeyance until the Second Circuit decides whether it will review the December 5, 2006 opinion reversing Judge Scheindlin’s prior certification of plaintiff classes in the “focus” cases. The final resolution of this litigation is not expected to have a material impact on Caliper.

On March 7, 2005, AntiCancer, Inc. filed a lawsuit against Xenogen in the U.S. District Court for the Southern District of California (the “Court”) alleging infringement of five patents of AntiCancer. The complaint seeks damages and injunctive relief against the alleged infringement. On March 29, 2005, AntiCancer amended its complaint to include an additional claim seeking a judgment that one of our imaging patents exclusively in-licensed from Stanford University, U.S. patent No. 5,650,135, is invalid. On May 10, 2005, Xenogen filed its answer to AntiCancer’s amended complaint. Xenogen denied all of AntiCancer’s allegations and asserted various affirmative defenses, including its position that AntiCancer’s patents cited in its complaint, and its patent claims relating to in vivo imaging of fluorescence, are invalid. Caliper is vigorously defending itself against AntiCancer’s claims and believes AntiCancer’s complaint is without merit. Concurrent with filing Xenogen’s answer to AntiCancer’s complaint, Xenogen had filed its own counterclaims against AntiCancer. These counterclaims allege that AntiCancer infringes two of Xenogen’s U.S. patents, Nos. 5,650,135 and 6,649,143, both relating to in vivo imaging and with a priority date before each of the AntiCancer patents alleged in its amended complaint. Both parties seek injunctive relief and an unspecified amount of damages, including enhanced damages for willful infringement. Caliper intends to vigorously pursue its claims against AntiCancer. The Court held the first three days of a

Markman hearing relating to these claims on June 13, 2006 through June 15, 2006. On July 14, 2006, Xenogen filed a motion to disqualify AntiCancer’s attorneys due to numerous violations of ethical rules by such attorneys. After a hearing on this motion, on August 10, 2006, the Court issued an order granting Xenogen’s motion to disqualify AntiCancer’s attorneys. On October 18, 2006, the Court issued a supplemental and clarifying order to its previous August 10, 2006 order in which the Court, among other things, (i) granted Xenogen’s motion to restart the Markman hearing, (ii) granted Xenogen’s motion to prohibit the transfer of tainted files to AntiCancer’s successor counsel, (iii) continued Xenogen’s motion for sanctions against AntiCancer’s previous counsel, and (iv) granted AntiCancer permission until November 6, 2006 to amend its complaint. On November 6, 2006, AntiCancer served its Third Amended Complaint in this matter and voluntarily dismissed Stanford University from this proceeding. The Third Amended Complaint adds Caliper as a defendant. In response to AntiCancer’s Third Amended Complaint, Caliper has filed both (i) a motion to strike and for a more definite statement and (ii) a motion for sanctions including dismissal against AntiCancer for failure to comply with Federal Rule of Civil Procedure 11. The Court has scheduled a hearing on both of these motions for April 16, 2007.

Caliper currently is not able to predict the outcome of the patent infringement lawsuit with AntiCancer. Even if Caliper prevails in this lawsuit, the defense of the lawsuit or similar lawsuits will be expensive and time-consuming and may distract Caliper management from operating Caliper’s business.

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

PART II

Item 5.                      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been quoted on the Nasdaq Global Market under the symbol “CALP” since our initial public offering in December 1999. Prior to that time, there was no public market for our common stock. The following table shows the high and low close prices per share of our common stock as reported on the Nasdaq Global Market for the periods indicated.

	High	Low
Fiscal 2006:
First Quarter	$6.83	$5.17
Second Quarter	$6.35	$4.06
Third Quarter	$5.39	$4.16
Fourth Quarter	$5.89	$4.64
Fiscal 2005:
First Quarter	$8.03	$6.42
Second Quarter	$6.45	$5.44
Third Quarter	$7.17	$5.56
Fourth Quarter	$7.36	$5.88

Stockholders

As of December 31, 2006, there were approximately 442 holders of the 46,812,315 outstanding shares of record of our common stock.

Dividends

We have never declared or paid any dividends on our capital stock. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business. Although we have no restrictions on paying cash dividends, we do not anticipate paying any cash dividends in the foreseeable future.

Issuer Purchases of Equity Securities

During the three months ended December 31, 2006, we repurchased 15,000 shares of restricted stock, which was subject to a right of repurchase by us, from an employee who left our employment.

			Total Number of	Maximum Approximate
			Shares Purchased	Dollar Value of Shares
	Total Number	Average Price	as Part of	that may yet be
	of Shares	Paid Per	Publicly Announced	Purchased Under
Period	Purchased	Share	Programs	the Programs
October 1 through 31, 2006	—	$—	—	—
November 1 through 30, 2006	—	$—	—	—
December 1 through 31, 2006	15,000	$.001	—	—
Total	15,000	$.001	—	—

Unregistered Sales of Securities

There were no sales of unregistered securities during the year ended December 31, 2006.

Item 6.                        Selected Financial Data

The following table sets forth selected consolidated financial data for each of our last five fiscal years. The selected financial data for each of the five years in the period ended December 31, 2006 have been derived from the consolidated financial statements of the Company, which financial statements have been audited by Ernst & Young LLP, independent registered public accounting firm. The aforementioned consolidated financial statements and the report thereon are included elsewhere in this Annual Report on Form 10-K. This data should be read in conjunction with the detailed information, financial statements and related notes, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7. The historical results are not necessarily indicative of the results of operations to be expected in the future.

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share data)
Statements of Operations Data(1):
Revenue:
Product revenue	$69,248	$59,565	$57,808	$31,916	$15,644
Service revenue	24,454	16,430	13,448	5,879	37
License fees and contract revenue	14,169	11,014	8,871	11,616	10,152
Total revenues	107,871	87,009	80,127	49,411	25,833
Costs and expenses:
Cost of product revenue	45,459	40,126	38,536	23,550	10,927
Cost of service revenue	14,917	8,312	6,695	2,486	—
Cost of license fees	219	—	—	—	—
Research and development	24,591	17,728	23,243	34,075	43,002
Selling, general and administrative	43,570	32,328	34,372	27,852	18,227
Amortization of intangible assets	8,842	4,069	3,805	2,756	—
Restructuring charges (credits), net	258	(1,005)	6,018	11,535	314
Total costs and expenses	137,856	101,558	112,669	102,254	72,470
Operating loss	(29,985)	(14,549)	(32,542)	(52,843)	(46,637)
Interest income, net	478	895	846	2,227	4,353
Other income (expense), net	469	(689)	517	1,279	1,320
Loss before income taxes	(29,038)	(14,343)	(31,179)	(49,337)	(40,964)
Benefit (provision) for income taxes	104	(114)	(377)	(190)	—
Net loss	$(28,934)	$(14,457)	$(31,556)	$(49,527)	$(40,964)
Net loss per common share, basic and diluted	$(0.75)	$(0.46)	$(1.08)	$(1.88)	$(1.68)
Shares used in computing net loss per common share, basic and diluted	38,743	31,313	29,273	26,396	24,403

	As of December 31,
	2006	2005	2004	2003	2002
	(In thousands)
Balance Sheet Data(1):
Cash, cash equivalents, marketable securities and short-term restricted cash	$24,937	$31,704	$50,237	$66,996	$154,602
Working capital	26,852	33,525	52,234	66,577	155,583
Total assets	225,053	158,209	147,947	168,230	179,878
Long-term obligations, less current portion	8,587	320	—	646	1,986
Total stockholders’ equity	157,409	118,438	111,579	134,797	167,558

(1)          The statement of operations data includes the results of Zymark beginning July 14, 2003, the results of NovaScreen beginning October 3, 2005, and the results of Xenogen beginning August 9, 2006, the respective dates of these acquisitions. The balance sheet data incorporates the effects of these acquisitions as of December 31 of the year in which each respective acquisition was completed.

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read with “Selected Financial Data” and our financial statements and notes included elsewhere in this Annual Report on Form 10-K. The discussion in this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this Annual Report on Form 10-K should be read as applying to all related forward-looking statements wherever they appear in this Annual Report on Form 10-K. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to these differences include those discussed in Part I, Item 1A, “Risk Factors,” and “Factors Affecting Operating Results” below, as well as those discussed elsewhere.

The following discussion and analysis is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.

Overview

Caliper Life Sciences sells products, services and integrated systems comprised of instruments, software and reagents to life sciences biomedical and pharmaceutical researchers. We believe our offerings enable our customers to accelerate drug discovery, enhance the diagnosis of disease and facilitate scientific research. Caliper’s strategy is to transform drug discovery and development through technologies and services that are relevant to and predictive of drug effects in humans. Our products and services, assembled from our leading portfolio of microfluidics, automation, liquid handling, and molecular imaging technologies, address key issues along the critical path of pre-clinical drug discovery and development.

On August 9, 2006, we completed our acquisition of Xenogen Corporation. Xenogen develops and markets products, technologies and services for acquiring, analyzing and managing complex image data from live animals. Our acquisition of Xenogen provides us entry into the fast-growing molecular imaging market, and positions us as one of the first life science instrumentation companies able to provide an integrated portfolio of products and services for both in vitro (referring to tests or reactions taking place outside a living organism) and in vivo (referring to tests or reactions taking place inside a living organism) research. A large majority of drug candidates that seem promising in early in vitro studies fail during pre-clinical animal trials. By tracking this drug attrition, understanding its root causes, and pursuing solutions, we believe we can improve the clinical relevance of early drug discovery and development.

The initial focus of our strategic effort has been to pursue oncology applications, and we are currently seeking new experimental models, techniques and tools that bridge in vitro and in vivo experimentation in this major therapeutic area. Future areas of interest include solutions for cardiovascular, metabolic disease and inflammation/immunology therapeutic programs.

Our products and services currently address some of the key challenges that face the pharmaceutical and biotechnology industry, including shrinking drug candidate pipelines, late-stage drug failures, and unforeseen side effects coming to light late in the development process, or post-commercialization. Using our products and services, researchers are able to increase the speed and efficiency of their screening efforts, make better choices earlier in the drug discovery and development process, and conduct profiling experiments that identify drug side effects well before the human clinical trial stage.

We are pursuing the application of our LabChip technology to the diagnostics market and believe that our LabChip technologies may be able to provide ease of use, cost and data quality benefits for certain diagnostic tests. These benefits are the anticipated result of chip-based integration, automation and miniaturization of the various workflow steps required to perform these tests. We are presently working with collaboration partners in this area through our Caliper Driven program. Although most of these projects are still in the feasibility or early development stages, we believe that one of our Caliper Driven partners, Agilent, expects to commercialize its first diagnostic test based on our LabChip technology in 2007.

We have multiple channels of distribution for our products: direct to customers, indirect through our international network of distributors, through partnership channels under our Caliper Driven program and through joint marketing agreements. Through our direct and indirect channels, we sell products, services and complete system solutions, developed by us, to end customers. Our Caliper Driven program is core to our business strategy and complementary to our direct sales and distribution network activities, as it enables us to extend the commercial potential of our LabChip and advanced liquid handling technologies into new industries and new applications with experienced commercial partners. We also utilize joint marketing agreements to enable others to market and distribute our products. By using direct and indirect distribution, and out-licensing our technology under our Caliper Driven program, we seek to maximize penetration of our products and technologies into the marketplace and position Caliper as a leader in the life sciences tools market.

Overview of 2006

Our acquisition of Xenogen was a transformative event which we believe will significantly advance our capabilities as a leading provider of life sciences tools and services that are relevant to and ultimately predictive of clinical results.

As highlighted in the FDA Critical Path Initiative, biomarker research and better experimentation models are essential to improve predictability and efficiency along the critical path from laboratory to commercial drug. We believe that the combination of our proprietary microfluidic and imaging technologies along with our automation expertise addresses these key research needs by creating molecular level solutions that encompass both in vitro and in vivo experimentation. These technologies offer exceptional data quality and productivity advantages, and we believe that combining them to offer a highly correlated suite of products and services should result in earlier, clinically relevant insights in the drug discovery process. We refer to the continuum of these solutions as “the I-I Bridge,” which stands for in vitro to in vivo testing bridge.

We achieved the successful and rapid integration of Xenogen into Caliper, and reduced combined annual spending by over $11.0 million through staffing reductions and facilities consolidation. We expect to begin benefiting at this rate of savings starting in the first quarter of 2007. The majority of cost synergies occurred mainly in manufacturing and general and administrative functions, and involved the elimination of redundant employment positions and excess facility needs.

Other significant developments and trends during 2006 included:

1) The launch of five new products during the second half of 2006. These new products span our lab automation, microfluidics, and imaging product offerings, and include:

•       IVIS Spectrum—in vivo imaging system with bioluminescence and fluorescence imaging capabilities;

•       IVIS Lumina—low cost in vivo imaging system;

•       Zephyr automated liquid handling system—a compact liquid handling system with the advanced capabilities of our Caliper Sciclone liquid handler; which utilizes Maestro, our new application software for liquid handling;

•       LabChip Desktop Profiler—a microfluidic platform for the rapid profiling of kinases; and

•       Profiler Pro—a suite of reagent kits pre-loaded with 48 kinases for use with Desktop Profiler.

2) Continued progress with the adoption of our LabChip microfluidics technology. We achieved 32% growth in the number of LabChip instrument placements with 58 new LabChip instruments placed, compared to 44 in 2005. LabChip 90 sales were particularly strong throughout 2006. We also announced that Canon U.S. Life Sciences selected our microfluidics technology as the basis of development of Canon’s platform for nucleic acid diagnostics and screening. In the fourth quarter we achieved initial sales of LabChip Desktop Profiler instruments and Profiler Pro reagent kits and are encouraged by early customer response. In addition, we believe that Agilent is planning to commercialize it first Bioanalyzer-based diagnostic test in 2007. We feel that the long-term growth prospects for microfluidics remains strong, although the market for our technologies may still take several years to develop.

3) Strongly competitive conditions in the markets for our liquid handling and automation products. Our liquid handling and lab automation product revenues declined by approximately $5.7 million in 2006 as compared to 2005. The overall decline resulted from our not having any GCAS system sales to Affymetrix in 2006, compared to $6.2 million of revenue from GCAS system sales to Affymetrix in 2005. Recent customer consolidation and competitive market conditions may create challenges for expanding sales in this area of our business. However, we believe that our new Zephyr liquid handler, which was launched during the second half of 2006 and is targeted for therapeutic laboratories will help us grow liquid handling and automation product sales in 2007. We also believe that our sales of GCAS systems to Affymetrix will resume during 2007.

4) Formation of the Caliper Discovery Alliances and Services unit. During the fourth quarter of 2006, we combined our Novascreen and Xenogen Biosciences into a new “I-I” (in vitro to in vivo) services unit. This combination enables us to offer a continuum of in vitro and in vivo screening, profiling and animal phenotyping services within a single organization. We also signed a significant contract with Pfizer expanding our services relationship to include an in vivo compound profiling program to address both primary and alternative drug indications as well as potential deleterious side effects.

2006 Financial Performance

•       We achieved $107.9 million of total revenue in 2006, an increase of 24% from $87.0 million of total revenue in 2005. Revenues from Xenogen and NovaScreen were the key growth drivers, offsetting a revenue decline in our liquid handling and automation business that was principally caused by the lack of any GCAS system sales to Affymetrix during 2006.

•       Product gross margins improved to 34.4% in 2006 versus 32.6% in 2005 as a result of increased utilization of our Hopkinton, Massachusetts facility due to the transfer of manufacturing operations for IVIS systems to that facility during the second half of the year.

•       Service gross margins declined to 39.0% in 2006 from 49.4% in 2005 due to the high fixed cost structure of the Xenogen Biosciences in vivo services facility in Cranbury, New Jersey. We intend to address this cost alignment issue during 2007 through an increased volume of services business from pharmaceutical accounts, including the new Pfizer agreement discussed above.

•       Operating expenses increased $24.1 million in 2006 in comparison to 2005. This increase reflects the incremental operating expenses of Xenogen and NovaScreen, including additional amortization and intangible write-off charges, and acquisition-related restructuring charges. As of December 31, 2006, we have completed the integration of Xenogen.

•       We ended 2006 with $24.9 million of cash, cash equivalents and investments, having exceeded our projected target minimum of $22 million. We also entered into a $20 million bank credit facility that provides a source of borrowing to support our growth needs.

Results of Operations

Revenue

	Year Ended December 31, 2006	$ Change	% Change	Year Ended December 31, 2005	$ Change	% Change	Year Ended December 31, 2004
	(In thousands)
Product revenue	$69,248	$9,683	16%	$59,565	$1,757	3%	$57,808
Service revenue	24,454	8,024	49%	16,430	2,982	22%	13,448
License fees and contract revenue	14,169	3,155	29%	11,014	2,143	24%	8,871
Total Revenue	$107,871	$20,862	24%	$87,009	$6,882	9%	$80,127

Total Revenue.   Our total revenue increase over 2005 resulted primarily from growth driven by our acquisitions of Xenogen in August of 2006 and NovaScreen in October of 2005. Product growth was mainly attributable to post-acquisition sales of Xenogen IVIS imaging systems and other Xenogen product sales, which totaled $13.7 million. This Xenogen product revenue offset a decline in organic product sales caused mainly by a $6.2 million decrease in revenue from GCAS system sales to Affymetrix in 2006 compared to 2005. Although we had no additional GCAS system sales to Affymetrix during 2006, we believe sales of GCAS systems will resume in the second half of 2007. In vivo and in vitro drug discovery services provided by our Xenogen and NovaScreen service groups, respectively, were the principal drivers of service growth during 2006 in comparison to 2005. In addition, license fees and contract revenue increased over 2005 as a result of a substantial license grant under our Caliper Driven licensing program.

Our total revenue increase in 2005 resulted from growth in sales of our drug discovery product family, including the Affymetrix GCAS system, LabChip systems, services (including the drug discovery screening and profiling services of then newly acquired NovaScreen), and license fees under our Caliper Driven program. These growth areas were partially offset by lower drug development product family and other instrument revenues.

Product Revenue.   Product revenue increased during 2006 compared to 2005 primarily as a result of acquisition-related growth from Xenogen IVIS imaging systems and other Xenogen product sales, which generated $13.7 million of revenue in 2006. The total number of IVIS instruments sold during the year was 120, a 24% increase over the 97 units sold by Xenogen in 2005 when Xenogen was a stand alone reporting entity. Of the 120 IVIS units sold during 2006, 67 of these units were sold post-acquisition and are included in Caliper’s product revenues. Excluding a $6.2 million decline in GCAS system sales to Affymetrix, other product sales grew by $2.2 million during 2006 compared to 2005. The primary elements of this increase were TPW instrument sales ($1.3 million increase) and LabChip system sales ($1.7 million increase), which offset our aggregate decline of $0.8 million in other product areas. During 2006 we placed a total of 58 new LabChip systems with customers versus 44 systems in 2005.

Product revenue increased in 2005 due to a 13% growth in our drug discovery product lines, which represented 73% of total product revenue which was offset partially by a 17% decline in our drug development product lines, which represented 27% of product revenue. Increased sales of Caliper Sciclone-based instruments to Affymetrix, and to a lesser extent increased sales of our LabChip 3000 and LabChip 90 systems and microfluidic LabChip devices contributed to the revenue growth in the drug discovery area. During 2005, we placed a total of 44 LabChip systems in comparison to a total of 25 systems during 2004.

Service Revenue.   Service revenue increased during 2006 in comparison to 2005 primarily as a result of acquisition-related growth relating to our NovaScreen and Xenogen operations. During the year ended December 31, 2006, traditional product support services decreased by 5% from 2005 due to of the retirement of older systems in the drug discovery automation serviceable installed base, as well as decreased installation services performed for Affymetrix. NovaScreen service revenues provided for the majority of the service revenue increase during 2005, along with increases in other service offerings. We acquired NovaScreen on October 3, 2005.

License Fees and Contract Revenue.   License fees and contract revenue increased during 2006 compared to 2005, primarily as a result of Small Business Innovation Research grant projects conducted at NovaScreen and in vivo imaging license revenue generated by Xenogen. Combined, these new sources of revenue generated approximately $3.0 million of revenue, which offset by a decrease of $1.6 million in third party funding of collaborative R&D projects due to projects that were finalized in 2005 and 2006. During 2006 we also had a net increase of $1.8 million from new licenses under our Caliper Driven program. Revenue from new licenses granted under our Caliper Driven program provided for the majority of the revenue increase in 2005, partially offset by a $1.4 million decline in third party funding of collaborative R&D projects. Collaborative funding declined in 2005 due to the completion in 2004 of a major collaborative project effort with Bio-Rad that resulted in the launch of Bio-Rad’s Experion instrument in the fourth quarter of 2004.

Cost of Revenue

	Year Ended December 31, 2006	$ Change	% Change	Year Ended December 31, 2005	$ Change	% Change	Year Ended December 31, 2004
	(In thousands)
Cost of
Product revenue	$45,459	$5,333	13%	$40,126	$1,590	4%	$38,536
Service revenue	14,917	6,605	79%	8,312	1,617	24%	6,695
License fees	219	219	—%	—	—	—%	—
Total Cost of Revenue	$60,595	$12,157	25%	$48,438	$3,207	7%	$45,231

Cost of Product Revenue.   Cost of product revenue increased during 2006 in comparison to 2005 primarily as a result of increased product sales including increases related to material costs of $3.5 million, warranty costs of $0.8 million, freight costs of $0.5 million, SFAS 123R stock-based compensation expense of $0.3 million and all other items of $0.2 million. Manufacturing spending levels were relatively unchanged year over year except with respect to approximately $1.0 million of transitional manufacturing spending incurred related to the acquisition of Xenogen, including $0.2 million in retention bonuses. By the end of 2006, all IVIS imaging system manufacturing had been transferred to our facility in Hopkinton, Massachusetts. As a result, these transition costs will no longer occur as of January 1, 2007.

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

Cost of Service Revenue.   Cost of service revenue increased during 2006 primarily due to service related costs of Xenogen and NovaScreen which were new to Caliper in 2006 in comparison to 2005. On a combined basis, costs related to these operations increased by $6.5 million during 2006.

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

Gross Margins.   Gross margin on product revenue was 34.4% for 2006, as compared to 32.6% during 2005. During 2006, margins improved by 1.8 percentage points primarily related to the increased utilization of the Hopkinton plant driven by the acquisition of Xenogen. Greater cost absorption due to volume and changes in product mix resulted in a 4.1 percentage point improvement. The increase was offset by approximately $1.0 million, or 1.4 percentage points, in transitional manufacturing costs related to Xenogen’s Alameda, California, manufacturing facility, which remained open through October 31, 2006. In addition to the foregoing, the adoption of SFAS 123R had a 0.5 percentage point unfavorable impact on product gross margins in comparison to 2005. Increased warranty costs resulted in the majority of the remaining 0.6 percentage points which offset overall margin improvements.

Gross margin on service revenue was 39.0% for 2006, as compared to 49.4% in 2005. The decrease in 2006 in comparison to 2005 resulted from lower gross margins associated with Xenogen and NovaScreen’s drug discovery service revenues. Xenogen contributed approximately $3.2 million of animal production and collaborative research revenue at a negative gross margin, while NovaScreen’s overall gross margins were approximately 38% for 2006, in each case lower than our historical service business margin of approximately 50%. NovaScreen’s service margins are currently influenced by a more significant proportion of government contract revenue than is typical of NovaScreen’s historic business. As service revenues expand, both for NovaScreen and Xenogen, we expect to see increased gross margin on service revenues.

Operating Expenses

	Year Ended December 31, 2006	$ Change	% Change	Year Ended December 31, 2005	$ Change	% Change	Year Ended December 31, 2004
	(In thousands)
Research and development	$24,591	$6,863	39%	$17,728	$(5,515)	(24)%	$23,243
Selling, general and administrative	43,570	11,242	35%	32,328	(2,044)	(6)%	34,372
Amortization of intangible assets	8,842	4,773	117%	4,069	264	7%	3,805
Restructuring charges (credits), net	258	1,263	126%	(1,005)	(7,023)	(117)%	6,018
	$77,261	$24,141	45%	$53,120	$(14,318)	(21)%	$67,438

Research and Development Expenses.   The $6.9 million net increase in research and development expenses during 2006 compared to 2005 included $2.9 million of in-process research and development expenses in connection with the Xenogen acquisition and $4.3 million of new spending, including $2.8 million of imaging biology and physics research performed by Xenogen, and $1.5 million of grant-related research and assay development research performed by NovaScreen. Xenogen’s research and development spending comprised approximately $1.4 million in labor-related costs, $0.7 million in facilities-related costs and $0.7 million of all other costs. NovaScreen’s research and development spending comprised approximately $0.7 million in labor-related costs, $0.3 million in facilities-related costs and $0.5 million of all other costs. In addition, the adoption of SFAS 123R resulted in additional stock-based compensation expense of $0.7 million. All other research and development expenses, consisting primarily of labor-related costs and project materials, decreased by approximately $1.0 million during 2006 compared to 2005.

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

In 2005, the net decrease in research and development expenses was comprised of a $1.0 million reduction for in-process research and development charges, $2.9 million of reduced staff-related costs as a result of more focused project spending - including approximately 17 fewer R&D personnel on average versus 2004, $1.8 million of reduced depreciation as a result of fully depreciated assets, $1.2 million of reduced facilities and information technology cost allocation associated with lower staffing levels and square footage utilization by our R&D group, $1.2 million of increased project materials and other spending and $0.4 million of new R&D costs associated with our purchase of NovaScreen.

Selling, General and Administrative Expenses.   The net increase of $11.2 million in selling, general and administrative expenses during 2006 compared to 2005 comprised $6.4 million of new spending, including $5.3 million of Xenogen expenses and $1.1 million of NovaScreen expenses. In addition, stock-based compensation expense included within our SG&A expenses increased by approximately $3.0 million related to the adoption of SFAS 123R. The remaining increase in SG&A expense of $1.8 million during the year included increased accounting, audit fees and consulting fees of approximately $1.2 million which were largely related to Xenogen integration related activities and strategic planning, $0.4 million of increased legal expenses related to patent work, and increases in all other expenses of approximately

$0.2 million. Xenogen-related SG&A expenses included approximately $2.4 million of labor-related expenses, $1.0 million of legal expenses consisting primarily of AntiCancer litigation costs, and $1.9 million of spending across other areas. The NovaScreen-related expenses in this area comprised approximately $0.8 million in labor-related costs, $0.1 million in facilities-related costs and $0.2 million of all other costs.

In 2005, the net decrease in SG&A expenses was attributable to a $1.0 million reduction in depreciation as a result of fully depreciated assets and leasehold retirements, $0.5 million of reduced professional costs—including accounting fees, consulting expenses and outside patent costs, $0.4 million of reduced miscellaneous taxes, insurance and other fees, and $0.3 million of reduced miscellaneous spending across several expense categories, partially offset by spending increases including $0.6 million of new costs added by NovaScreen and $0.5 million of increased selling expense resulting from reallocated training department resources.

Amortization of Intangible Assets.   Amortization expense was $8.8 million, $4.1 million and $3.8 million during the years ended December 31, 2006, 2005 and 2004, respectively, related to assets acquired with our acquisitions of Zymark, NovaScreen and Xenogen. Amortization is computed based upon the estimated timing of the undiscounted cash flows used to value each respective asset over the estimated useful life of the particular intangible asset, or using the straight-line method over the estimated useful life of the intangible asset when the pattern of cash flows is not necessarily reflective of the true consumption rate of the particular intangible asset.

Amortization expense in 2006 included a charge of $1.7 million related to the impairment of certain intangible assets established with the acquisition of NovaScreen. The charge consisted of $990,000 related to the NovaScreen trade name and $719,000 related to government grants and contracts each of which was written off during the fourth quarter of 2006. The charge for the trade name relates to Caliper’s decision to combine its drug discovery screening and profiling services for both in vitro and in vivo research under a new trade name, Caliper Discovery and Alliance Services. The charge for government contracts and grants resulted from a relative lack of success in obtaining new sources of government research and development funding, due to increased competition for funding.

Restructuring Charges (Credits).   We incurred restructuring charges in 2006, 2005 and 2004 related to acquisition and integration activities that are more fully discussed in Footnote 12 of Notes to Consolidated Financial Statements in Item 15 of this Form 10-K. Restructuring charges during 2006 relate to a charge for increased operating costs on idle facilities and accretion of interest on facilities, net of sub-lease income. In 2005, we recorded a restructuring credit of $1.4 million in connection with new subleases entered into during 2005. In determining the amount of restructuring credit to record, Caliper considered all future sublease income for which we have reasonable assurance of collection and discounted the future cash flows using the same 5% discount rate that was used originally to calculate the restructuring liability. The restructuring credit includes sublease payments in 2005 of $233,000, net of broker fees of $68,000. We excluded $0.5 million of future sublease income from this estimate due to the uncertain financial status of one sublease tenant. We also recorded accretion expense and a corresponding increase in the short-term restructuring liability of $0.4 million.

Interest and Other Income and Expenses

	Year Ended December 31, 2006	$ Change	% Change	Year Ended December 31, 2005	$ Change	% Change	Year Ended December 31, 2004
	(In thousands)
Interest income	$908	$(24)	(3)%	$932	(80)	(8)%	$1,012
Interest expense	(430)	(393)	(1,062)%	(37)	129	78%	(166)
Other income (expense), net	469	1,158	168%	(689)	(1,206)	(233)%	517
	$947	$741	360%	$206	(1,157)	(85)%	$1,363

Interest Income   Interest income decreased in both 2006 and 2005 primarily due to lower cash, cash equivalents and marketable securities balances, on average, over the previous years due to cash used in operating and investing activities.

Interest Expense   Interest expense increased in 2006 compared to 2005 due to the new bank credit facility which was established in August 2006. Interest expense decreased in 2005 due to the reduction of our other financing obligations.

Other Income, Net.   Other income, net increased in 2006 compared to 2005 primarily from gains and losses associated with recording account balances denominated in non-U.S. currencies at fair market value. During 2006, we incurred foreign currency transaction gains of approximately $434,000 compared to transaction losses of $661,000 in 2005. During 2005, we incurred foreign currency transaction losses of approximately $661,000 compared to transaction gains of $338,000 in 2004.

Liquidity and Capital Resources

As of December 31, 2006, we had $24.9 million in cash, cash equivalents, marketable securities and short-term restricted cash, as compared to $31.7 million as of December 31, 2005 and $50.2 million as of December 31, 2004. In August 2006, we acquired cash of $7.0 million, net of acquisition costs, in connection with our acquisition of Xenogen. As such, our 2006 cash flow changes in operating assets and liabilities are net of acquired current assets and liabilities of Xenogen. In October 2005, we used cash of $4.6 million in connection with the acquisition of NovaScreen, which was net of $1.0 million of NovaScreen’s cash on hand on the date of acquisition. As such, our 2005 cash flow changes in operating assets and liabilities are reported net of the acquired current assets and liabilities of NovaScreen.

On August 9, 2006, we entered into a credit facility with a bank which permits us to borrow up to $20.0 million in the form of revolving loan advances including up to $5.0 million in the form of letters of credit. The credit facility will serve as a source of capital for our ongoing operations and working capital needs. Principal borrowings under the credit facility accrue interest at a floating per annum rate equal to the prime rate if our unrestricted cash held at the bank exceeds $20.0 million, or prime plus one-half of one percentage point if our unrestricted cash held at the bank is below $20.0 million. Under the credit facility, we are permitted to borrow up to $20.0 million, provided we maintain unrestricted cash of at least $20.0 million with the bank. If we do not maintain $20.0 million of unrestricted cash with the bank, our ability to borrow under the credit facility is subject to a borrowing base limit consisting of up to (a) 80% of eligible accounts receivable, as defined, plus (b) the lesser of 90% of Caliper’s unrestricted cash maintained at the bank or $10.0 million. The credit facility has a two-year initial maturity. During the first 18 months following Caliper’s merger with Xenogen, Caliper is required to pay interest on a minimum of $8.0 million of outstanding borrowings. Additional details related to covenants and other matters are more fully discussed in Note 10 of Notes to Consolidated Financial Statements in Item 15 of this Form 10-K.

Cash Flows

	Year Ended December 31, 2006	$ Change	Year Ended December 31, 2005	$ Change	Year Ended December 31, 2004
	(In thousands)
Cash provided by (used in)
Operating Activities	$(15,205)	$(7,570)	$(7,635)	$10,356	$(17,991)
Investing Activities	$16,121	$10,979	$5,142	$(7,870)	$13,012
Financing Activities	$2,324	$705	$1,619	$(2,968)	$4,587

Operating Activities.   In 2006 we used $15.2 million of cash for operating activities which included approximately $3.6 million of restructuring accrual lease payments, net of sublease income, primarily related to our idle facilities in Mountain View, California and idle facilities established and assumed with the Xenogen acquisition. We also used approximately $0.4 million to pay severance obligations related to the Xenogen acquisition. We are scheduled to pay approximately $3.0 million in final severance payments to former Xenogen employees during the first half of 2007. Net operating results and all other working capital changes consumed approximately $11.2 million of cash with approximately $8.1 million being consumed from operating cash losses. Primary working capital effects on our cash included $1.7 million of cash provided by tenant reimbursement funding from our Hopkinton, Massachusetts landlord, $0.6 million used for inventory build up as a result of new product launches and slowed accounts receivable collections which used $3.7 million. Our slower accounts receivable collection turnover resulted from uncollected balances assumed in our acquisition of Xenogen and longer collection cycles that are associated with sales to academic and other not-for-profit institutions as well as sales to European customers. On average, these customers pay more slowly from our historical experience. All other working capital changes consumed cash of approximately $0.5 million.

Investing Activities.   During 2006, net proceeds from purchases, sales and maturities of marketable securities and unrestricted cash generated $14.1 million of cash, which we used for operations and property and equipment purchases. Our primary investing activities included purchases of property and equipment of $4.9 million, of which the majority related to facility improvements made to our Hopkinton, Massachusetts headquarters. As noted above, we received tenant improvement funding from our landlord reflected in operating activities which partially offset this investment. In addition, we acquired $7.0 million of cash, net of acquisition costs, in our acquisition of Xenogen.

Financing Activities.   In 2006, financing cash proceeds were principally comprised of proceeds from option exercises and employee stock purchase plan purchases. During 2006 we established a credit facility with a bank and repaid existing debt assumed in connection with our acquisition of NovaScreen. We used an initial draw under the credit facility to repay approximately $8.0 million of assumed Xenogen debt.

Contractual Obligations

As of December 31, 2006, we had commitments under leases and other contractual obligations as follows (in thousands):

	Payments due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years
	(In thousands)
Long-term debt obligations	$8,587	$—	$8,587	$—	$—
Capital lease obligations	98	98	—	—	—
Operating lease obligations	32,438	7,478	11,644	4,541	8,775
Severance obligations	3,041	3,041	—	—	—
Idle facility obligations	6,119	3,973	2,045	101	—
Total obligations	$50,283	$14,590	$22,276	$4,642	$8,775

In addition to the commitments in the table above, as of December 31, 2006, we had a non-cancelable purchase commitment in the amount of approximately $414,000 with the foreign supplier of our glass stock used in the manufacture of certain types of chips and approximately $2.8 million with one of our suppliers of cameras for in vivo imaging instrumentation. These commitments are excluded from the above table due to the fact they are not specifically related to a given time period. We also have minimum royalty obligations under separate license agreements with UT-Battelle, LLC, the Trustees of the University of Pennsylvania, and certain other licensors that in the aggregate would never exceed $250,000 per year. As of December 31, 2006, we have established $3.3 million in standby letters-of-credit, which restrict available borrowing under our credit facility, related to facility leases and customer deposits.

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

•       the potential need to develop, acquire or license new technologies and products; and

•       other factors not within our control.

We ended 2006 with $24.9 million in total cash, cash equivalents and marketable securities. We believe our current cash balances are adequate to satisfy our cash needs through the end of 2008. Notwithstanding, our actual cash needs could vary considerably, depending on opportunities and circumstances that arise over time. If, at any time, cash generated by operations is insufficient to satisfy our liquidity requirements, we may need to reduce our research and development efforts, sell additional equity or debt securities or draw down on our current credit facility. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders. Additional financing may not be available on terms acceptable to us or at all. The inability to obtain additional financing may force delays in research and product development activities and, ultimately, cause us to cease operations.

2007 Financial Projections

•       Our revenue projection for the first quarter of 2007 is $27 to $30 million, representing growth of 21 to 35%, and our revenue projection for the full year 2007 is $137 to $143 million, representing growth of 27 to 33%.

•       We are projecting earnings before interest, taxes, depreciation and amortization costs to be positive in 2007 on a full year basis. In addition, excluding cash payments to satisfy restructuring obligations due in 2007, we expect to otherwise achieve positive operating cash flows as a result of earnings improvement and working capital reductions.

The financial projections that we have provided above are forward-looking statements that are subject to risks and uncertainties, and are only made as of the date of the filing of this Annual Report on Form 10-K. These projections are based upon assumptions that we have made and believe to be reasonable. However, actual results may vary significantly from these projections due to the risks and uncertainties inherent in our business as described in Item 1A, “Risk Factors”.

Impact of Inflation

The effect of inflation and changing prices on our operations was not significant during the periods presented.

Off-Balance Sheet Arrangements

As of December 31, 2006, Caliper did not have any “off-balance sheet arrangements,” as that term is defined.

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

Goodwill.   We perform a test for the impairment of goodwill annually or more frequently if events or circumstances indicate that goodwill may be impaired. Because we have a single operating segment which is our sole reporting unit, we perform this test by comparing the fair value of the company with its book value, including goodwill. If the fair value exceeds the book value, goodwill is not impaired. If the book value exceeds the fair value, we calculate the potential impairment loss by comparing the implied fair value of goodwill with the book value. If the implied goodwill is less than the book value, an impairment charge would be recorded. We performed our fiscal 2006 annual impairment analysis in the fourth quarter of 2006. Based upon our market capitalization at the time, we concluded that we did not have any impairment.

Valuation of Intangibles.   Our business acquisitions have resulted in intangible assets, net of accumulated amortization of $52.8 million as of December 31, 2006. The determination of the value of such assets requires management to make estimates and assumptions that affect our consolidated financial statements.

We acquired Xenogen on August 9, 2006. In connection with this acquisition we used an independent appraisal to determine the fair value of intangibles related to the Xenogen business. The fair value was determined based upon projected future discounted cash flows of identified intangible assets taking into account risks related to the characteristics and applications of the technology, existing and future markets and assessments of the life cycle stage of developed technology. The valuation approach took into consideration discount rates commensurate with the inherent risk and projected financial results associated with each identified intangible asset. Applicable discount rates used ranged from 20% to 23%.

We acquired NovaScreen on October 3, 2005. In connection with this acquisition we used an independent appraisal to determine the fair value of intangibles related to the NovaScreen business. The fair value was determined based upon projected future discounted cash flows of identified intangible assets taking into account risks related to the characteristics and applications of the technology, existing and future markets and assessments of the life cycle stage of developed technology. The valuation approach took into consideration discount rates commensurate with the inherent risk and projected financial results associated with each identified intangible asset. Applicable discount rates used ranged from 12% to 17%.

Impairment.   We review long-lived assets and identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If indicators of impairment exist, we assess recoverability of assets to be held and used by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. We perform the recoverability measurement and estimate undiscounted cash flows at the lowest possible level for which there are identifiable assets. If the aggregate undiscounted cash flows are less than the carrying value of the asset, we calculate the resulting impairment charge to be recorded based on the amount by which the carrying amount of assets exceeds the fair value of the assets. Actual cash flows could vary from the assumptions used in our assessment which could require future adjustments to our valuation of the assets. We report assets to be disposed of at the lower of the carrying amount or fair value less costs to sell.

Stock-Based Compensation.   On January 1, 2006, we were required to adopt SFAS 123R, which requires all share-based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on their fair values.

We estimate the fair value of each option award on the date of grant using a Black-Scholes-Merton based option-pricing model. Various assumption are used in these estimations, including:

•       Expected volatility, which is based on historical volatility of our stock and warrants;

•       Expected option term, which is based on our historical option exercise data taking into consideration the exercise patterns of the option holders during the option’s life;

•       Risk-free interest rate, based on the U.S. Treasury yield curve in effect at the time of the grant; and

•       Forfeiture rate.

A 10% unfavorable change in expected volatility and option term, which represent the most sensitive and judgmental assumptions, would not have a material effect on our financial statements.

Prior to adopting FAS 123R, we accounted for stock based compensation under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, as permitted by Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation. We have applied the modified prospective method in adopting FAS 123R. Accordingly, periods prior to adoption have not been restated.

The implementation of FAS 123R has had no adverse effect on our balance sheet or total cash flows, but it does impact our operating expenses, net loss and net loss per share. Because we are not restating periods prior to adoption, comparability between periods has been affected. Additionally, management uses estimates of and assumptions about forfeiture rates, volatility and interest rates to calculate stock-based compensation. A significant change in these estimates could materially affect our operating results.

Accounts Receivable Reserves.   We grant credit to customers based on evaluations of their financial condition, generally without requiring collateral. We attempt to limit credit risk by monitoring our exposure for credit losses. This analysis may involve review of historical bad debts, customer concentrations, customer credit-worthiness, and current economic trends. We establish allowances for those accounts considered uncollectible based on the analysis of the recoverability of our trade accounts receivable performed at the end of each reporting period. Establishing an adequate allowance for doubtful accounts involves the use of considerable judgment and subjectivity. Actual results could vary from the assumptions we use to estimate the adequacy of our accounts receivable reserves which could require future adjustment to our reserve provisions. Our allowance for doubtful accounts was $582,000, and $482,000 as of December 31, 2006 and 2005, respectively. We wrote off $48,000 and $114,000 of accounts deemed uncollectible in 2006 and 2005, respectively.

Inventory Reserves.   We reserve or write off 100% of the cost of inventory that we specifically identify and consider obsolete or excess. We define obsolete inventory as inventory that will no longer be used in the manufacturing process. Excess inventory is generally defined as inventory in excess of projected usage, and is determined using management’s best estimate of future demand at the time, based upon information then available to us. We use a twelve-month demand forecast and, in addition to the demand forecast, we also consider: (1) parts and subassemblies that can be used in alternative finished products; (2) parts and subassemblies that are unlikely to be impacted by engineering changes; and (3) known design changes which would reduce our ability to use the inventory as planned. Determination of the excess balance is highly subjective and relies in part on the accuracy of our forecasts and our assessment of market conditions. If actual conditions are less favorable than conditions upon which we base our estimates, additional write-downs may be required. Conversely, if conditions are more favorable than conditions upon which we base our estimates, inventory previously written down may be sold, resulting in lower cost of sales and higher income from operations in that period. During 2006, 2005 and 2004, respectively, we recorded charges of $238,000, $23,000 and $1.2 million to cost of product revenues for excess and obsolete inventories.

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

Factors that affect our warranty liability include the number of installed units, historical and anticipated rates of warranty claims, and cost per claim. We periodically assess the adequacy of our recorded warranty liabilities and adjust amounts as necessary. During 2006, 2005 and 2004, respectively, we recorded charges of $2.1 million, $1.7 million and $1.8 million to cost of product revenues for estimated warranty costs. Actual results could vary from the assumptions we use to establish the warranty liability which could require future adjustments to our reserve positions.

Restructuring Charges.   During the years ended December 31, 2006, 2005, and 2004, we recorded restructuring charges (credits) of $0.3 million, $(1.0) million, and $6.0 million, respectively. We established exit plans for activities which took place in the period 2004-2006 and accounted for these plans in accordance with Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring), Statement of Financial Accounting Standards (SFAS) No. 146, Accounting for Costs Associated with Exit or Disposal Activities, and SEC Staff Accounting Bulletin No. 100 (“SAB 100”), Restructuring and Impairment. In accordance with such standards, management makes certain judgmental estimates related to these restructuring charges. For example, the consolidation of facilities required us to make estimates including with respect to contractual rental commitments or lease buy-outs for office space being vacated and related costs, and ability of the tenant to pay leasehold improvement write-downs, offset by estimated sublease income. We review on at least a quarterly basis our sublease assumptions. These estimates include anticipated rates to be charged to a sub-tenant and the timing of the sublease arrangement. If the rental markets change, our sublease assumptions may not be accurate and changes in these estimates might be necessary and could materially affect our financial condition and results of operations. For example, in December 2005, we recorded a restructuring credit of approximately $1.4 million to recognize the net present value of future sublease rental income based upon subleases we were able to secure during 2005. For a further discussion of our restructuring activities, see Note 12 of the Notes to Consolidated Financial Statements in Item 15 of this Annual Report.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainties in income taxes recognized in an enterprise’s financial statements. The interpretation requires that we determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority. If a tax position meets the more likely than not recognition criteria, FIN 48 requires the tax position be measured at the largest amount of benefit greater than 50 percent likely to be realized upon ultimate settlement. This accounting standard is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating FIN 48 and the effect, if any, that it will have on our financial position and results of operations.

In September 2006, FASB issued SFAS No. 157 (“SFAS 157”), Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This accounting standard is effective for fiscal years beginning after November 15, 2007. The effect, if any, of adopting SFAS 157 on our financial position and results of operations has not been determined.

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

The potential change in fair value for interest rate sensitive instruments has been assessed on a hypothetical 100 basis point adverse movement across all maturities. We estimate that such hypothetical adverse 100 basis point movement would not have materially impacted net income or materially affected the fair value of interest rate sensitive instruments at either December 31, 2006 or 2005.

As of December 31, 2006 we had $8.6 million in debt outstanding under our credit facility. The interest rate on the facility is based on the prime rate (currently 8.25%) and therefore has direct and immediate response to changes in interest rates.

Our primary investment objective is to preserve principal while at the same time maximizing yields without significantly increasing risk. Our portfolio includes money markets funds, commercial paper, medium-term notes, corporate notes, government securities, and corporate bonds. The diversity of our portfolio helps us to achieve our investment objective. As of December 31, 2006 and 2005, the average remaining maturities of our investment portfolio were approximately five and six months, respectively. All of our instruments are held other than for trading purposes. As of December 31, 2006 and 2005, unrealized losses were considered to be temporary due to the fact, although available to be sold to meet operating needs or otherwise, securities are generally held to maturity.

The following table presents by year of maturity the amounts of our cash equivalents and investments, and related weighted average interest rates, that may be subject to interest rate risk as of December 31, 2006:

	2007	2008	Total	Fair Value December 31, 2006
Cash and money market funds:
Fixed rate securities (in thousands)	$11,634	$—	$11,634	$11,634
Average interest rate	0.23%	—	0.23%
Available for sale marketable securities:
Fixed rate securities (in thousands)	$11,783	$1,438	$13,221	$13,303
Average interest rate	3.05%	4.43%	3.20%
Total securities (in thousands)	$23,417	$1,438	$24,855	$24,937
Average interest rate	1.65%	4.43%	1.80%

This differs from our position at December 31, 2005, which the following table presents (dollars in thousands):

	2006	2007	2008	Total	Fair Value December 31, 2005
Cash and money market funds:
Fixed rate securities (in thousands)	$8,096	—	—	$8,096	$8,096
Average interest rate	0.25%	—	—	0.25%
Available for sale marketable securities:
Fixed rate securities (in thousands)	$19,910	$2,983	$285	$23,178	$23,129
Average interest rate	3.60%	5.15%	3.32%	3.79%
Total securities (in thousands)	$28,006	$2,983	$285	$31,274	$31,225
Average interest rate	2.58%	5.15%	3.32%	2.82%

Item 8.                        Financial Statements and Supplementary Data

(a)   The following documents are filed as a part of this Annual Report:

(1)   Financial Statements:

The financial statements and supplementary data are included herein under Item 6 and in the Consolidated Financial Statements and related notes thereto. See Item 15 of this Form 10-K.

(2)   Financial Statement Schedules:

Schedule II, “Valuation and Qualifying Accounts” is included on page F-44 of this report. All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

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

Based on their evaluation as of December 31, 2006, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Management’s report on internal control over financial reporting.   Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f), and 15d-15(f) for Caliper. As part of that process, as of December 31, 2006, the end of the fiscal year covered by this annual report on Form 10-K, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we carried out an assessment of the effectiveness of Caliper’s internal control over financial reporting. The assessment was conducted following the framework in Committee of Sponsoring Organizations of the Treadway Commission (COSO) Internal Control—Integrated Framework (1992). The assessment did not identify any material weaknesses in our internal control over financial reporting and our management concluded that our internal control over financial reporting was effective as of December 31, 2006. The independent registered public accounting firm that audited our financial statements contained in this annual report has issued an attestation report on management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Caliper Life Sciences, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Caliper Life Sciences, Inc. (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Caliper Life Sciences, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Caliper Life Sciences, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Caliper Life Sciences, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Caliper Life Sciences, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 of Caliper Life Sciences, Inc. and our report dated March 13, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Boston, Massachusetts March 13, 2007

Item 9B.               Other Information

Not applicable.

PART III

Item 10.                 Directors, Executive Officers and Corporate Governance

Information concerning our Executive Officers is set forth under “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K and is incorporated by reference here. The remainder of the response to this item is incorporated by reference from the discussion responsive thereto under the captions “Management,” “Compliance with Section 16(a) of the Securities Exchange Act of 1934,” “Code of Conduct and Ethics,” and “Corporate Governance Matters” in the our Proxy Statement for the 2007 Annual Meeting of Stockholders or in a future amendment to this Form 10-K and is incorporated herein by reference.

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

Item 11.                 Executive Compensation

Information concerning director and executive compensation required by this Item 11 will be set forth in the sections entitled “Compensation of Directors,” “Compensation of Executive Officers,” “Compensation Committee Interlocks and Insider Participation”  and “Compensation Committee Report” contained in our Proxy Statement or contained in a future amendment to this Form 10-K and incorporated herein by reference.

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

Item 13.                 Certain Relationships and Related Transactions and Director Independence

Information concerning certain relationships and related transactions required by this Item 13 will be set forth in the section entitled “Certain Relationships and Related Transactions” and “Executive Compensation–Employment, Severance and Change of Control Agreements” contained in our Proxy Statement or in a future amendment to this Form 10-K and is incorporated herein by reference.

Item 14.                 Principal Accountant Fees and Services

Information concerning principal accountant fees and services required by this Item 14 will be set forth in the section entitled “Independent Registered Public Accounting Firm” contained in our Proxy Statement or in a future amendment to this Form 10-K and is incorporated herein by reference.

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

(a)   The following documents are filed as a part of this Annual Report:

(1)   Financial Statements:

(2)   Financial Statement Schedules:

Schedule II, “Valuation and Qualifying Accounts” is included on page F-44 of this report. All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)   Exhibits:

The following is a list of exhibits filed as part of this Annual Report:

Exhibit Number	Description of Document
2.1(15)	Stock Purchase Agreement, by and among Caliper, Berwind Corporation and The Berwind Company LLC, dated June 9, 2003.
2.2(15)	Amendment No. 1 to the Stock Purchase Agreement, by and among Caliper, Berwind Corporation and The Berwind Company LLC, dated July 10, 2003.
2.3(18)	Amendment No. 2 to the Stock Purchase Agreement, by and among Caliper, Berwind Corporation and The Berwind Company LLC, dated April 1, 2004.
2.4(19)	Agreement and Plan of Merger, among Caliper Life Sciences, Inc., Caliper Services, Inc. and NovaScreen Biosciences Corporation, dated as of September 7, 2005.
2.5(26)	Agreement and Plan of Merger, among Caliper Life Sciences, Inc., Caliper Holdings, Inc. and Xenogen Corporation, dated as of February 10, 2006.
3.1(18)	Amended and Restated Certificate of Incorporation of Caliper.
3.2(8)	Certificate of Designation Of Series A Junior Participating Preferred Stock.
3.3(21)	Amended and Restated Bylaws of Caliper.
4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.

4.2(20)	Specimen Stock Certificate.
4.3(9)	Rights Agreement, dated as of December 18, 2001, between Caliper and Wells Fargo Bank Minnesota, N.A., as Rights Agent.
10.1(2)	Lease Agreement, dated December 1, 1998, between Caliper and 605 East Fairchild Associates, L.P.
10.2(2)(3)	1996 Equity Incentive Plan.
10.3(2)(3)	1999 Equity Incentive Plan.
10.4(2)(3)	1999 Employee Stock Purchase Plan.
10.5(2)(3)	1999 Non-Employee Directors’ Stock Option Plan.
10.6(3)(20)	Form of Grant Agreement for 1999 Equity Incentive Plan—Option Awards.
10.7(3)(20)	Form of Grant Agreement for 1999 Equity Incentive Plan—Restricted Stock Unit Awards.
10.8(3)(20)	Form of Grant Agreement for 1999 Non-Employee Directors’ Stock Option Plan.
10.9(2)(3)	Form of Indemnification Agreement entered into between Caliper and its directors and executive officers.
10.10(2)(4)	Collaboration Agreement, dated May 2, 1998, between Caliper and Hewlett-Packard Company (now Agilent Technologies, Inc.).
10.11(3)(20)	Form of Stock Option Grant Agreement for Acquisition Equity Incentive Plan.
10.12(3)(20)	Form of Stock Award Agreement for Acquisition Equity Incentive Plan (pro rata vesting).
10.13(3)(20)	Form of Stock Award Agreement for Acquisition Equity Incentive Plan (5 year cliff vesting).
10.17(3)(20)	Non-Employee Directors’ Cash Compensation Plan.
10.18(3)(11)	Caliper Performance Bonus Plan.
10.19(3)(20)	Employment Offer Letter dated November 30, 2004 between Caliper and Mr. Thomas T. Higgins.
10.20(3)(11)	Summary Cash Compensation Sheet.
10.23(2)(3)	The Corporate Plan for Retirement Select Plan Adoption Agreement and related Basic Plan Document.
10.27(6)	Lease Agreement, dated June 23, 2000 and effective July 5, 2000, between Caliper and Martin CBP Associates, L.P.
10.29(3)(20)	Key Employee Change of Control and Severance Benefit Plan.
10.30(5)(8)	Cross-License Agreement, dated March 12, 2001 between Aclara Biosciences, Inc. and Caliper.
10.32(4)(7)	Settlement Agreement and Mutual General Release dated March 12, 2001 between Aclara Biosciences, Inc. and Caliper.
10.39(3)(9)	2001 Non-Statutory Stock Option Plan.
10.46(3)(20)	Form of Grant Agreement for 2001 Non-Statutory Stock Option Plan.
10.48(3)(10)	Key Employee Agreement, dated July 1, 2002, between Caliper and Dr. Daniel Kisner.

10.52(4)(16)

Sole Commercial Patent License Agreement, effective September 1, 1995, between UT-Battelle, LLC, the successor to Lockheed Martin Energy Research Corporation, and Caliper, as amended on November 1, 2002.

10.55(4)(12)	Collaboration Agreement, dated June 4, 2003, between Caliper and Bio-Rad Laboratories, Inc.
10.56(3)(13)	Key Employee Agreement, dated July 14, 2003, between Caliper and E. Kevin Hrusovsky.
10.62(3)(14)	Acquisition Equity Incentive Plan.
10.63(3)(17)	Key Employee Agreement Amendment, dated December 24, 2003, between Caliper and Dr. Daniel L. Kisner.
10.64(3)(17)	Consulting Agreement, dated January 1, 2004, between Caliper and Dr. David V. Milligan.
10.66(4)(17)	Collaboration and Supply Agreement, dated January 9, 2004, among Caliper, Zymark Corporation and Affymetrix, Inc.
10.67(3)	Offer Letter dated September 7, 2005 between Caliper Life Sciences, Inc. and David M. Manyak, Ph.D.
10.68(21)	Loan and Security Agreement, dated as of August 9, 2006, by and among Caliper, Silicon Valley Bank and NovaScreen Biosciences Corporation.
10.69(22)	Joinder Agreement, dated as of September 28, 2006, by and among Caliper, Silicon Valley Bank, Xenogen Corporation, Xenogen Biosciences Corporation, and NovaScreen Biosciences Corporation.
10.70(23)

First Loan Modification Agreement dated as of February 26, 2007, by and among Caliper, Silicon Valley Bank, NovaScreen Biosciences Corporation, Xenogen Corporation, and Xenogen Biosciences Corporation.

10.71(24)(25)	Agreement, dated as of May 5, 2000, between the Board of Trustees of the Leland Stanford Junior University and Xenogen Corporation.
10.72(3)	Consulting Agreement, dated as of October 17, 2006, between Caliper and Pamela Contag.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney (reference is made to the signature page of this report).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a).
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(21) Previously filed as Exhibit 10.1 to Form 10-Q for the quarterly period ended September 30, 2006 and incorporated by reference herein.

(22) Previously filed as Exhibit 10.2 to Form 10-Q for the quarterly period ended September 30, 2006 and incorporated by reference herein.

(23) Previously filed as the like numbered Exhibit to Form 8-K filed March 2, 2007 and incorporated by reference herein.

(24) Previously filed as Exhibit 10.3 to Form 10-Q for the quarterly period ended September 30, 2006 and incorporated by reference herein.

(25)   Confidential treatment has been requested for a portion of this exhibit.

(26) Previously filed as the like numbered Exhibit to Form 10-K for the year ended December 31, 2005 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALIPER LIFE SCIENCES, INC.
	By:	/s/ E. KEVIN HRUSOVSKY
E. Kevin Hrusovsky
Chief Executive Officer
Date: March 14, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ E. KEVIN HRUSOVSKY	President and Chief Executive	March 14, 2007
E. Kevin Hrusovsky	Officer and Director (Principal
Executive Officer)
/s/ THOMAS T. HIGGINS	Executive Vice President and Chief	March 14, 2007
Thomas T. Higgins	Financial Officer (Principal Financial
Officer)
/s/ PETER F. MCAREE	Vice President, Finance (Principal	March 14, 2007
Peter F. McAree	Accounting Officer)
/s/ DANIEL L. KISNER, M.D.	Chairman of the Board of Directors	March 14, 2007
Daniel L. Kisner, M.D.
/s/ DAVID V. MILLIGAN, PH.D.	Vice Chairman of the Board of	March 14, 2007
David V. Milligan, Ph.D.	Directors
/s/ VAN BILLET	Director	March 14, 2007
Van Billet
/s/ ROBERT C. BISHOP, PH.D.	Director	March 14, 2007
Robert C. Bishop, Ph.D.

/s/ DAVID W. CARTER	Director	March 14, 2007
David W. Carter
/s/ ALLAN L. COMSTOCK	Director	March 14, 2007
Allan L. Comstock
/s/ MICHAEL R. EISENSON	Director	March 14, 2007
Michael R. Eisenson
/s/ KATHRYN A. TUNSTALL	Director	March 14, 2007
Kathryn A. Tunstall

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Caliper Life Sciences, Inc.

We have audited the accompanying consolidated balance sheets of Caliper Life Sciences, Inc. (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15 (a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Caliper Life Sciences, Inc. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 13 to the consolidated financial statements, on January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), “Share-Based Payment”, which requires the Company to recognize expense for all share-based payments based on their fair values.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Caliper Life Sciences, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Boston, Massachusetts
March 13, 2007

CALIPER LIFE SCIENCES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$11,634	$8,096
Marketable securities	13,303	23,129
Restricted cash	—	479
Accounts receivable, net of allowance for doubtful accounts of $582 and $482 in 2006 and 2005, respectively	30,822	19,532
Inventories	18,758	11,061
Prepaid expenses and other current assets	2,273	2,657
Total current assets	76,790	64,954
Restricted cash	—	3,145
Property and equipment, net	13,182	12,019
Core technologies, net	28,765	—
Developed and contract technologies, net	14,285	11,565
Other intangibles, net	9,756	5,257
Goodwill	80,776	60,866
Other assets	1,499	403
Total assets	$225,053	$158,209
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,740	$5,318
Accrued compensation	7,417	6,774
Other accrued liabilities	11,563	8,342
Deferred revenue and customer deposits	15,112	7,990
Current portion of accrued restructuring	7,008	2,872
Current portion of long-term obligations	98	133
Total current liabilities	49,938	31,429
Noncurrent portion of accrued restructuring	2,152	4,358
Noncurrent portion of credit facility and other long-term obligations	8,587	320
Other noncurrent liabilities	5,837	3,278
Deferred tax liability	1,130	386
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 46,812,315 and 33,785,792 shares issued and outstanding in 2006 and 2005, respectively	47	34
Additional paid-in capital	366,942	302,412
Deferred stock compensation	—	(3,003)
Accumulated deficit	(210,040)	(181,106)
Accumulated other comprehensive income	460	101
Total stockholders’ equity	157,409	118,438
Total liabilities and stockholders’ equity	$225,053	$158,209

See accompanying notes.

CALIPER LIFE SCIENCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2006	2005	2004
	(In thousands, except per share data)
Revenue:
Product revenue	$69,248	$59,565	$57,808
Service revenue	24,454	16,430	13,448
License fees and contract revenue	14,169	11,014	8,871
Total revenue	107,871	87,009	80,127
Costs and expenses:
Cost of product revenue	45,459	40,126	38,536
Cost of service revenue	14,917	8,312	6,695
Cost of license fees	219	—	—
Research and development	24,591	17,728	23,243
Selling, general and administrative	43,570	32,328	34,372
Amortization of intangible assets	8,842	4,069	3,805
Restructuring charges (credits), net	258	(1,005)	6,018
Total costs and expenses	137,856	101,558	112,669
Operating loss	(29,985)	(14,549)	(32,542)
Interest income	908	932	1,012
Interest expense	(430)	(37)	(166)
Other income (expense), net	469	(689)	517
Loss before income taxes	(29,038)	(14,343)	(31,179)
Benefit (provision) for income taxes	104	(114)	(377)
Net loss	$(28,934)	$(14,457)	$(31,556)
Net loss per common share, basic and diluted	$(0.75)	$(0.46)	$(1.08)
Shares used in computing net loss per common share, basic and diluted	38,743	31,313	29,273

See accompanying notes.

CALIPER LIFE SCIENCES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Stockholders’ Equity
						Accumulated
	Common Stock		Additional Paid-In	Deferred Stock	Accumulated	Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Compensation	Deficit	Income/(Loss)	Equity
	(In thousands, except shares)
Balances at December 31, 2003	28,382,043	$28	$271,232	$(1,808)	$(135,093)	$438	$134,797
Net loss	—	—	—	—	(31,556)	—	(31,556)
Foreign currency translation gain	—	—	—	—	—	232	232
Change in unrealized gain on available-for-sale securities	—	—	—	—	—	(515)	(515)
Comprehensive loss							(31,839)
Issuance of common stock pursuant to stock plans	1,939,785	2	6,343	—	—	—	6,345
Issuance of common stock upon exercise of warrants	38,460	—	47	—	—	—	47
Deferred compensation from issuance of restricted common stock	—	—	2,585	(2,585)	—	—	—
Amortization and reversals of deferred stock compensation	—	—	(96)	1,743	—	—	1,647
Compensation expense associated with modifications to certain stock options	—	—	540	—	—	—	540
Compensation expense related to stock options issued to non-employees	—	—	58	(16)	—	—	42
Balances at December 31, 2004	30,360,288	30	280,709	(2,666)	(166,649)	155	111,579
Net loss	—	—	—	—	(14,457)	—	(14,457)
Foreign currency translation loss	—	—	—	—	—	(180)	(180)
Change in unrealized gain on available-for-sale securities	—	—	—	—	—	126	126
Comprehensive loss							(14,511)
Issuance of common stock upon acquisition of NovaScreen	2,576,933	3	17,572	—	—	—	17,575
Issuance of common stock pursuant to stock plans	848,571	1	2,181	—	—	—	2,182
Deferred compensation from issuance of restricted common stock	—	—	2,100	(2,100)	—	—	—
Amortization and reversals of deferred stock compensation	—	—	(175)	1,760	—	—	1,585
Compensation expense related to stock options issued to non-employees	—	—	25	3	—	—	28
Balances at December 31, 2005	33,785,792	34	302,412	(3,003)	(181,106)	101	118,438
Net loss	—	—	—	—	(28,934)	—	(28,934)
Foreign currency translation gain	—	—	—	—	—	228	228
Change in unrealized gain on available-for-sale securities	—	—	—	—	—	131	131
Comprehensive loss							(28,575)
Issuance of common stock and warrants upon acquisition of Xenogen	12,108,877	12	59,227	—	—	—	59,239
Issuance of common stock pursuant to stock plans	917,646	1	2,736	—	—	—	2,737
Deferred compensation reclass due to adoption of SFAS 123R	—	—	(3,003)	3,003	—	—	—
Stock-based compensation	—	—	5,570	—	—	—	5,570
Balances at December 31, 2006	46,812,315	$47	$366,942	—	$(210,040)	$460	$157,409

See accompanying notes.

CALIPER LIFE SCIENCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2006	2005	2004
	(In thousands)
Operating activities
Net loss	$(28,934)	$(14,457)	$(31,556)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	12,528	7,165	10,024
Stock-based compensation expense, net	5,570	1,613	2,812
In-process research and development	2,898	—	—
Non-cash restructuring charge (credit), net	258	(1,170)	6,018
Foreign currency transaction (gains) losses	(434)	661	(337)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(3,771)	(2,233)	(7,150)
Inventories	(2,054)	(1,654)	1,410
Prepaid expenses and other current assets	2,021	9	2,216
Accounts payable and other accrued liabilities	1,526	2,653	1,125
Accrued compensation	(1,149)	(58)	1,617
Deferred revenue and customer deposits	106	488	566
Other noncurrent liabilities	224	2,572	(298)
Payments of restructuring obligations, net	(3,994)	(3,224)	(4,438)
Net cash from operating activities	(15,205)	(7,635)	(17,991)
Investing activities
Purchases of marketable securities	(21,255)	(6,025)	(51,410)
Proceeds from sales of marketable securities	11,529	11,321	61,058
Proceeds from maturities of marketable securities	20,205	11,506	7,831
Other assets	(86)	—	40
Restricted cash	3,624	(511)	(914)
Purchases of property and equipment	(4,887)	(6,515)	(3,593)
Acquisitions, net of cash acquired	6,991	(4,634)	—
Net cash from investing activities	16,121	5,142	13,012
Financing activities
Payments of obligations under sale-leaseback arrangements	(242)	(301)	(1,443)
Borrowings of credit facility	8,587	—	—
Payments of credit facility, loans payable and other obligations	(8,587)	(403)	(362)
Proceeds from issuance of common stock	2,566	2,323	6,392
Net cash from financing activities	2,324	1,619	4,587
Effect of exchange rates on changes in cash and cash equivalents	298	(471)	665
Net increase (decrease) in cash and cash equivalents	3,538	(1,345)	273
Cash and cash equivalents at beginning of year	8,096	9,441	9,168
Cash and cash equivalents at end of year	$11,634	$8,096	$9,441
Supplemental disclosure of cash flow information
Interest paid	$369	$37	$409
Income taxes paid	$203	$243	$103

See accompanying notes.

CALIPER LIFE SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Organization and Basis of Presentation

Caliper Life Sciences, Inc. (Caliper) was incorporated in the state of Delaware on July 26, 1995. Caliper provides products and services spanning in vitro and in vivo pre-clinical research to enable biopharmaceutical companies to reduce costs and standardize analytical techniques across four key areas of the pre-clinical drug discovery and development chain: biological screening; pharmacokinetics/pharmacodynamics, ADME/Tox; and drug dosage and formulation testing. Caliper’s strategy is to provide tools and services that are relevant to and predictive of drug effects in humans. Caliper currently operates in one business segment: the development and commercialization of life science instruments and related consumables and services for use in drug discovery and development and other life sciences research.

Financial Statement Presentation and Principles of Consolidation

Caliper’s financial statements include the accounts of its wholly owned operating subsidiaries including Xenogen Corporation, Xenogen Biosciences Corporation (together, Xenogen Corporation and Xenogen Biosciences Corporation are herein referred to as Xenogen), NovaScreen Biosciences Corporation (NovaScreen), Caliper Life Sciences Limited (United Kingdom), Caliper Life Sciences Ltd. (Canada), Caliper Life Sciences N.V. (Belgium), Caliper Life Sciences GmbH (Germany), Caliper Life Sciences SA (France), and Caliper Life Sciences AG (Switzerland). All significant intercompany balances and transactions have been eliminated in consolidation.

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

CALIPER LIFE SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.   Summary of Significant Accounting Policies (Continued)

Customer Accounts Receivable

Customer accounts receivable are stated at billed amounts, net of related reserves. No collateral is required on these trade receivables. The majority of sales made by Caliper do not include any return rights or privileges. Caliper has historically not experienced significant credit losses in connection with its customer receivables.

Inventories

Inventories for use in the manufacture of Caliper’s instruments include electronic and optical components, devices and accessories either produced or purchased from original equipment manufacturers. Inventories for use in the manufacture of LabChip technologies consist primarily of glass, quartz and reagents. Inventories are stated at the lower of cost or market, reflect appropriate reserves for potential obsolete, slow moving or otherwise impaired material, and include appropriate elements of material, labor and overhead.

Restricted Cash

At December 31, 2005, restricted cash consisted of deposits held as collateral against letters of credit to secure lease arrangements and certain customer deposits. During 2006, all restrictions on cash were released in connection with the establishment of standby letters-of-credit in connection with the new credit facility (see Note 10).

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

Impairment of Long-Lived Assets

Caliper reviews long-lived assets and identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If indicators of impairment exist, recoverability of assets to be held and used is assessed by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. Recoverability measurement and estimating of undiscounted cash flows is done at the lowest possible level for which there are identifiable assets. If the aggregate undiscounted cash flows are less than the carrying value of the asset, the resulting impairment charge to be recorded is calculated based on the amount by which the carrying amount of assets exceeds the fair value of the assets. Caliper also performs an annual assessment of impairment for all indefinitely-lived intangible assets. If the fair value exceeds the carrying value of the asset, then the intangible is not impaired. If the fair value is less than the carrying

CALIPER LIFE SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.   Summary of Significant Accounting Policies (Continued)

value, then an impairment charge is recorded equal to the difference. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Fair Value of Financial Instruments

The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents, accounts receivable, other current assets, accounts payable and other accrued expenses approximate fair value due to their short-term maturities. Caliper’s available-for-sale marketable securities are carried at fair value based on quoted market prices, consistent with the requirements of Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Caliper’s credit facility is carried at book value as outstanding amounts approximate fair value as monthly interest payments are indexed based on the prime rate.

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

Revenue Recognition

General Policy

Caliper recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable, and collectibility is reasonably assured or probable, as applicable. Revenue is recognized on product sales when goods are shipped under Caliper’s standard terms of “FOB origin.” Revenues on shipments subject to customer acceptance provisions are recognized only upon customer acceptance, provided all other revenue recognition criteria are met. In general, sales made by Caliper do not include general return rights or privileges. In the limited circumstance where a right of return exists, Caliper recognizes revenue when the right has lapsed. Based upon Caliper’s prior experiences, sales returns are not significant and therefore a general provision for sales returns or other allowances is not recorded at the time of sale. Revenue from services offered by Caliper is generally recognized as the services are performed (or, as applicable, ratably over the contract service term in the case of annual maintenance contracts). Provision is made at the time of sale for estimated costs related to Caliper’s warranty obligations to customers.

Our revenue arrangements may include the sale of an instrument, consumables, software, service, technology licenses, installation and training. Revenue arrangements may include one of these single elements, or may incorporate one or more elements in a single transaction or combination of related transactions. Caliper applies the following authoritative guidance to its various revenue arrangements:

Emerging Issues Task Force (EITF) Issue 00-21, Revenue Arrangements with Multiple Deliverables, (EITF 00-21).   When multiple contractual elements exist in an arrangement, and software is incidental, the contractual elements are divided into separate units of accounting if the deliverables in the arrangement meet certain criteria under EITF 00-21. The criteria applied to multiple element arrangements are whether (a) each delivered element has standalone value to the customer, (b) there is objective and reliable evidence of fair value of the undelivered elements, and, if applicable, (c) delivery or

CALIPER LIFE SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.   Summary of Significant Accounting Policies (Continued)

performance of the undelivered elements is probable and within the control of Caliper. Arrangement consideration is allocated among the separate units of accounting based on their relative fair values, or based upon the residual method when fair value exists only for remaining undelivered items, and the amount of revenue allocable to the delivered item(s) is recognized in accordance with the requirements of SAB 104, Revenue Recognition (a replacement of SAB 101) (SAB 104). In either case, the amount of arrangement consideration allocated to the delivered item(s) is limited to the amount that is not contingent on us delivering additional products or services.

Statement of Position 97-2, Software Revenue Recognition and EITF 03-5, Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-than-Incidental Software( SOP 97-2).   When Caliper’s revenue arrangements include the sale of an instrument where the software is more than incidental, revenue is recognized in accordance with SOP 97-2. Caliper allocates revenue on the arrangement between software and non-software related deliverables based on fair value as required by EITF 03-5. Revenue allocated to the software deliverable is recognized in accordance with SOP 97-2. If there is vendor-specific objective evidence of the fair value(s) of the undelivered item(s) in an arrangement, but no such evidence for the delivered item(s), Caliper uses the residual method to allocate the arrangement consideration associated with the software deliverables. Revenue allocated to non-software deliverables is further allocated based on the separation criteria established in EITF 00-21. When items included in a multiple-element arrangement represent separate units of accounting and there is objective and reliable evidence of fair value for all items included in the arrangement, Caliper allocates the arrangement consideration to the individual items based on their relative fair values. If there is objective and reliable evidence of the fair value(s) of the undelivered item(s) in an arrangement, but no such evidence for the delivered item(s), Caliper uses the residual method to allocate the arrangement consideration. In either case, the amount of arrangement consideration allocated to the delivered item(s) is limited to the amount that is not contingent on us delivering additional products or services.

Cash received from customers as advance deposits for undelivered products and services, including contract research and development services, is recorded within customer deposits until revenue is recognized. Revenue related to annual maintenance contracts or other remaining undelivered performance obligations is deferred and recognized upon completion of the underlying performance criteria.

Product Revenue

Product revenue is recognized upon the shipment and transfer of title to customers and is recorded net of discounts and allowances. Revenues on shipments subject to customer acceptance provisions are recognized only upon customer acceptance, provided all other revenue recognition criteria are met. Customer product purchases are generally delivered under standardized terms of “FOB origin” with the customer assuming the risks and rewards of product ownership at the time of shipping from Caliper’s warehouse. Revenue associated with customer product purchases delivered under terms of “FOB destination” are deferred until product is delivered to the customer. In accordance with EITF 00-21 or SOP 97-2, Caliper defers the fair value of any elements that remain undelivered after product shipment and/or acceptance (as applicable) such as remaining services to be performed.

In certain cases, customers will be charged on a datapoint pricing basis for their usage of chips. Datapoints are the test-results that Caliper’s customers record when they use Caliper’s instruments in

CALIPER LIFE SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.   Summary of Significant Accounting Policies (Continued)

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

Segment Reporting

Caliper currently operates in one business segment, the development and commercialization of life science instruments and related consumables and services for use in drug discovery and other life sciences research and development. Caliper’s entire business is comprehensively managed by a single management team that reports to the Chief Executive Officer. Caliper does not operate separate lines of business or separate business entities with respect to its products or product candidates. Accordingly, Caliper does not accumulate discrete financial information with respect to separate product areas and does not have separately reportable segments as defined by SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information.

Goodwill

In accordance with SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and certain other intangibles are not amortized but are instead subject to periodic impairment assessments. Caliper performs a test for the impairment of goodwill annually following the related acquisition, or more frequently if events or circumstances indicate that goodwill may be impaired. Because Caliper has a single operating segment which is the sole reporting unit, Caliper

CALIPER LIFE SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.   Summary of Significant Accounting Policies (Continued)

performs this test by comparing the fair value of Caliper with its book value, including goodwill. If the fair value exceeds the book value, goodwill is not impaired. If the book value exceeds the fair value, Caliper would calculate the potential impairment loss by comparing the implied fair value of goodwill with the book value of goodwill. If the implied fair value of goodwill is less than the book value, an impairment charge would be recorded equal to the difference.

Foreign Currency Translation

The financial statements of Caliper’s foreign subsidiaries are translated in accordance with SFAS No. 52, Foreign Currency Translation. In translating the accounts of the foreign subsidiaries into U.S. dollars, stockholders’ equity is translated at historical rates, while assets and liabilities are translated at the rate of exchange in effect as of the end of the period. Revenue and expense transactions are translated using the weighted-average exchange rate in effect during the period in which they arise. The resulting foreign currency translation adjustments are reflected as a separate component of stockholders’ equity. Cumulative translation adjustments included in stockholders’ equity as of December 31, 2006 and 2005 were $378,000 and $150,000, respectively.

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

Warranty Obligations

Caliper provides for estimated warranty expenses as a component of cost of revenue at the time product revenue is recognized in accordance with FAS 5, Accounting for Contingencies and FASB Interpretation No. 45 (FIN45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others. Caliper offers a one-year limited warranty on most products, which is included in the selling price. Caliper’s standard limited warranty covers repair or replacement of defective goods, a preventative maintenance visit on certain products, and telephone-based technical support. Factors that affect Caliper’s warranty liability include the number of installed units, historical and anticipated rates of warranty claims, and cost per claim. Caliper periodically assesses the adequacy of its recorded warranty liabilities and adjusts amounts as necessary.

CALIPER LIFE SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.   Summary of Significant Accounting Policies (Continued)

Other Income (Expense)

Other income (expense), net consists of the following (in thousands):

	Years Ended December 31,
	2006	2005	2004
Realized (loss) gain on marketable securities, net	$(22)	$(59)	$124
Foreign currency transaction gains (losses)	434	(661)	338
Loss on sale of equipment	(10)	(27)	(4)
Other income, net	67	58	59
	$469	$(689)	$517

Guarantees and Indemnifications

Caliper recognizes liabilities for guarantees in accordance with FIN 45 that requires upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligations it assumes under that guarantee.

Caliper, as permitted under Delaware law and in accordance with its Bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at Caliper’s request in such capacity. The term of the indemnification period is the officer’s or director’s lifetime. Caliper may terminate the indemnification agreements with its officers and directors upon 90 days written notice, but termination will not affect claims for indemnification relating to events occurring prior to the effective date of termination. The maximum amount of potential future indemnification is unlimited; however, Caliper has a director and officer insurance policy that limits its exposure and may enable it to recover a portion of any future amounts paid. Caliper believes the fair value of these indemnification agreements is minimal. Accordingly, Caliper has not recorded any liabilities for these agreements as of December 31, 2006 and 2005.

Shipping and Handling Fees and Costs

Shipping and handling fees billed to customers for product shipments are recorded in “Product revenue” in the accompanying consolidated statements of operations. Shipping and handling costs incurred for inventory purchases and product shipments are recorded in “Cost of revenue” in the accompanying consolidated statements of operations.

Advertising Expense

Caliper expenses costs of advertising as incurred. Advertising costs were $1.4, $1.7 and $1.4 million during 2006, 2005 and 2004, respectively.

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

CALIPER LIFE SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.   Summary of Significant Accounting Policies (Continued)

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

Caliper’s allowance for doubtful accounts at December 31, 2006 and 2005 was $582,000 and $482,000, respectively. Caliper grants credit to customers based on evaluations of their financial condition, generally without requiring collateral. However, credit risk is reduced through Caliper’s efforts to monitor its exposure for credit losses and maintain allowances, if necessary. In 2006, no customer accounted for greater than 10% of total revenues. One customer, accounted for approximately 10% and 11% of Caliper’s total revenues in 2005 and 2004, respectively. As of December 31, 2006 no customer accounted for greater than 10% of Caliper’s outstanding gross accounts receivable balance. As of December 31, 2005, one customer accounted for approximately 12% of Caliper’s outstanding gross accounts receivable balance. Caliper’s policy is to perform an analysis of the recoverability of its trade accounts receivable at the end of each reporting period and to establish allowances for those accounts considered uncollectible. Caliper analyzes historical bad debts, customer concentrations, customer credit-worthiness, and current economic trends when evaluating the adequacy of the allowance for doubtful accounts.

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

Comprehensive Income (Loss)

Caliper accounts for comprehensive income (loss) in accordance with SFAS No. 130, Reporting Comprehensive Income. The components of comprehensive income (loss) are unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments. Comprehensive income (loss) has been disclosed in the Statement of Stockholders’ Equity. As of December 31, 2006, accumulated other comprehensive income included $378,000 in cumulative foreign currency translation gains and $82,000 in unrealized gains on available-for-sale securities. As of December 31, 2005, accumulated other comprehensive income included $150,000 in foreign currency translation gains and $49,000 in unrealized losses on available-for-sale securities.

Stock-Based Compensation

On January 1, 2006, Caliper was required to adopt Statement of Financial Accounting Standard No. 123R, Share-Based Payment (“SFAS 123R”), which requires all share-based payments, including grants

CALIPER LIFE SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.   Summary of Significant Accounting Policies (Continued)

of stock options, to be recognized in the income statement as an operating expense, based on their fair values. Caliper estimates the fair value of each option award on the date of grant using the Black-Scholes-Merton based option-pricing model.

Prior to adopting SFAS 123R, Caliper accounted for stock-based compensation under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). The modified prospective method was applied in adopting SFAS 123R and, accordingly, periods prior to adoption have not been restated.

The implementation of SFAS 123R has had no adverse effect on Caliper’s balance sheet or total cash flows, but it does impact Caliper’s operating loss, loss before income taxes and net loss. Because periods prior to adoption have not been restated, comparability between periods has been affected. Additionally, estimates of and assumptions about forfeiture rates, volatility and interest rates are used to calculate stock-based compensation. A significant change to theses estimates could materially affect Caliper’s operating results.

Net Loss Per Share

Basic earnings per share is calculated based on the weighted-average number of common shares outstanding during the period. Diluted earnings per share would give effect to the dilutive effect of common stock equivalents consisting of stock options, unvested restricted stock, unvested restricted stock units and warrants (calculated using the treasury stock method).

Common stock equivalents equal to 13.5, 7.2 and 7.4 million shares (prior to the application of the treasury stock method) were excluded from the computation of net loss per share in each of the three year periods ended December 31, 2006, 2005 and 2004, respectively, as they would have an antidilutive effect due to Caliper’s net loss. Common stock equivalents used to determine net loss per share in 2005 exclude contingently issuable shares in connection with the NovaScreen acquisition.

Reclassifications

Amounts in the 2005 financial statements have been reclassified to conform to the 2006 financial statement presentation. Employee stock-based compensation expense, which was previously disclosed as a separate income statement line item, has been reflected within costs and expenses in accordance with SFAS 123R. Intangible assets have been broken out on the face of the balance sheet by major class. These reclassifications had no effect on previously reported net loss, total stockholders’ equity or net loss per share.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainties in income taxes recognized in an enterprise’s financial statements. The interpretation requires that Caliper determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority. If a tax position meets the more likely than not recognition criteria, FIN 48 requires the tax position be measured at the largest amount of benefit greater than 50 percent likely to be realized upon ultimate settlement. This accounting standard is effective for fiscal years beginning after December 15, 2006. Caliper is currently evaluating FIN 48 and the effect, if any, that it will have on our financial position and results of operations.

CALIPER LIFE SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.   Summary of Significant Accounting Policies  (Continued)

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This accounting standard is effective for fiscal years beginning after November 15, 2007. The effect, if any, of adopting SFAS 157 on Caliper’s financial position and results of operations has not been determined.

3.   Acquisitions

Xenogen Corporation

On August 9, 2006, Caliper completed its acquisition of Xenogen for $62.1 million, including $52.2 million in Caliper common stock, $7.1 million in warrants and $2.8 million of estimated direct acquisition costs. Xenogen develops and markets products, technologies and services for acquiring, analyzing and managing comprehensive image data from live animals. Xenogen’s in vivo biophotonic imaging system combines technologies in molecular biology and physiology to enable researchers to track and monitor the dynamic properties associated with the mechanisms of disease and the impact of drugs on such mechanisms as they occur at the molecular level in live animals. The principal goals of the acquisition were as follows:

•       Improve Caliper’s strategic position in the markets it serves by allowing it to supply its customers with systems and services for use in both in vitro and in vivo research.   The acquisition allows Caliper to supply the fast-growing molecular imaging market and is expected to position Caliper as one of the first life science instrumentation companies able to provide a comprehensive offering of products and services for both in vitro and in vivo research.

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

The value of the common stock issued was calculated in accordance with the terms of the merger agreement and EITF No. 99-12, Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination. The value of the warrants issued and assumed was estimated using the Black-Scholes-Merton option-pricing model. Caliper issued 12,108,877 shares of common stock and warrants to purchase 4,701,733 shares of common stock, and assumed 1,830,581 of Xenogen warrants to purchase shares of common stock, in exchange for all of Xenogen’s equity securities outstanding at the closing. The Caliper warrants have a term of five years from the closing and an exercise price of $6.79 per share. Caliper reserved 1,060,273 common shares and 411,698 warrants to purchase shares of common stock for issuance subject to the future potential exercise of the Xenogen warrants assumed by Caliper.

Xenogen’s operations, assumed as of the date of the acquisition, are included in the results of operations of Caliper beginning on August 9, 2006. The acquisition was accounted for as a purchase business combination in accordance with SFAS No. 141, Business Combinations, and Caliper accordingly

CALIPER LIFE SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.   Acquisitions (Continued)

allocated the estimated purchase price of Xenogen based upon the fair value of net assets acquired and liabilities assumed. The total purchase price was allocated to acquired assets and assumed liabilities as follows (in thousands):

Cash and cash equivalents	$9,791
Other current assets	14,234
Other assets	2,166
Liabilities assumed	(27,459)
Liabilities established for employee terminations and facility closures (see Note 12)	(4,497)
Identifiable intangible assets	44,849
In-process research and development	2,898
Goodwill	20,098
$62,080

The allocation of the purchase price is expected to be finalized within one year of the acquisition upon resolution of assumed obligations and potential liabilities. Goodwill related to the Xenogen transaction is not tax deductible. Acquired intangible assets consisted of the following (in thousands):

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

As of December 31, 2006, the weighted average amortization period for acquired intangibles, excluding the trade name, is 7.8 years. Amortization expense was approximately $2.1 million related to Xenogen in 2006. Future amortization of acquired intangible assets is estimated as follows (in thousands):

Years ending December 31:
2007	$5,372
2008	5,324
2009	5,301
2010	5,147
2011	4,965
Thereafter	13,726
$39,835

CALIPER LIFE SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.   Acquisitions (Continued)

In-process research and development costs of approximately $2.9 million were expensed within research and development during the year ended December 31, 2006 within the accompanying Statement of Operations.

NovaScreen Biosciences Corporation

On October 3, 2005, Caliper completed the acquisition of NovaScreen for $23.3 million, including $17.6 million in Caliper common stock, $4.4 million of cash and $1.3 million of estimated direct acquisition costs. NovaScreen’s operations, assumed as of the date of the acquisition, are included in the results of operations of Caliper beginning on October 3, 2005. NovaScreen shareholders can earn up to an additional $8.0 million contingent on the achievement of defined revenue milestones over the 30-month period from the closing date of the acquisition. As of December 31, 2006, none of the defined milestones had been achieved, and due to the cumulative nature of the milestone targets, it is unlikely they will be met during the defined period.

Unaudited Pro Forma Financial Information

Unaudited pro forma operating results for Caliper for the years ended December 31, 2006 and 2005, assuming the above acquisitions were completed as of January 1, 2005, would have been as follows (in thousands, except per share amounts):

	2006	2005
Revenue	$132,657	$132,445
Operating loss	(41,042)	(38,097)
Net loss	(40,191)	(38,319)
Basic and diluted loss per share	(0.87)	(0.88)
Pro forma weighted average shares assumed	46,042	43,422

The unaudited pro forma financial information is presented for informational purposes only, and is not necessarily indicative of Caliper’s operating results had the acquisitions been completed on the date for which the pro forma results give effect. The pro forma results reflect the following pro forma adjustments:

•       Amortization related to acquired intangible assets of $3.3 million and $6.5 million for 2006 and 2005, respectively, have been included in the pro forma operating results.

•       Revenue of $1.9 million that would have been included in Xenogen’s reported revenue on a continuing GAAP basis has been added back to 2006 revenue. This adjustment resulted from a $3.5 million purchase accounting adjustment to record deferred revenues of Xenogen at fair value in accordance with SFAS No. 141 and EITF No. 01-03, Accounting in a Business Combination for Deferred Revenue of an Acquiree.

•       Cost of product revenue charges of $0.1 million related to the valuation of inventories at fair value as of the date of acquisition have been excluded from the pro forma operating results shown above.

•       In-process research and development charges of $2.9 million, which are non-recurring, have been excluded from the pro forma operating results shown above.

CALIPER LIFE SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.   Acquired Research and Development

In August 2006, in connection with the Xenogen acquisition, Caliper expensed $2.9 million of in-process research and development costs within research and development expenses in the accompanying Statement of Operations. Projects in process as of the date of acquisition were evaluated in the context of SFAS No. 2, Accounting for Research and Development Costs, and FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method, which require costs to purchase in-process research and development be expensed as incurred. The IVIS Spectrum project was the key element of the $2.9 million charge. Fair value was determined by an independent appraisal and was based on future discounted cash flows.

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

5.   Cash, Cash Equivalents and Marketable Securities

Caliper’s cash, cash equivalents and marketable securities are invested in a diversified portfolio of financial instruments, including money market instruments, corporate notes and bonds, government or government agency securities and other debt securities issued by financial institutions and other issuers with strong credit ratings. Marketable securities are freely tradable at any time, irrespective of their maturity dates. Caliper’s marketable securities are classified within current assets as such investments are available to be sold in response to operating cash needs, or as a result of changes in the availability of and the yield on alternative investments. By policy, the amount of credit exposure to any one institution is limited. Investments are generally not collateralized and primarily mature within three years. The following is a summary of available-for-sale securities as of December 31, 2006 (in thousands):

	Amortized Cost	Gross Unrealized Losses	Gross Unrealized Gains	Estimated Fair Value
Cash and money market funds	$11,634	$—	$—	$11,634
Bonds of the U.S. Government and its agencies	1,766	(5)	1	1,762
Corporate debt securities	11,455	(11)	97	11,541
	$24,855	$(16)	$98	$24,937
Reported as:
Cash and cash equivalents	$11,634	$—	$—	$11,634
Marketable securities	13,221	(16)	98	13,303
	$24,855	$(16)	$98	$24,937

CALIPER LIFE SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.   Cash, Cash Equivalents and Marketable Securities (Continued)

The following is a summary of the cost and estimated fair value of available-for-sale securities at December 31, 2006, by contractual maturity (in thousands):

	Amortized Cost	Estimated Fair Value
Mature within one year	$11,783	$11,775
Mature after one year through three years	1,438	1,528
Total	$13,221	$13,303

The following is a summary of available-for-sale securities as of December 31, 2005 (in thousands):

	Amortized Cost	Gross Unrealized Losses	Gross Unrealized Gains	Estimated Fair Value
Cash and money market funds	$8,096	$—	$—	$8,096
Bonds of the U.S. Government and its agencies	15,171	(79)	—	15,092
Corporate debt securities	8,007	(49)	79	8,037
	$31,274	$(128)	$79	$31,225
Reported as:
Cash and cash equivalents	$8,096	$—	$—	$8,096
Marketable securities	23,178	(128)	79	23,129
	$31,274	$(128)	$79	$31,225

The following is a summary of the cost and estimated fair value of available-for-sale securities at December 31, 2005, by contractual maturity (in thousands):

	Amortized Cost	Estimated Fair Value
Mature within one year	$19,910	$19,838
Mature after one year through three years	3,268	3,291
Total	$23,178	$23,129

Gross realized gains and losses on sales of available-for-sale securities were $37,000 and $59,000, respectively, in 2006, $10,000 and $69,000, respectively, in 2005, $153,000 and $29,000, respectively, in 2004, and have been included within other income in Caliper’s statement of operations. Caliper utilizes the specific identification basis to reclassify amounts out of accumulated other comprehensive income into earnings.

As of December 31, 2006, Caliper held available-for-sale securities having an aggregate value of $10.3 million which carried an unrealized loss position of $16,000, all of which were in a loss position for less than twelve months. As of December 31, 2005, $23.0 million of Caliper’s available-for-sale securities were in an unrealized loss position. Although available to be sold to meet operating needs or otherwise, securities are generally held through maturity. Therefore, such unrealized losses are deemed temporary and have been included within accumulated other comprehensive income.

CALIPER LIFE SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.   Inventories

Inventories are stated at the lower of cost (determined on a first-in, first-out basis, or “FIFO”) or market. Amounts are relieved from inventory and recognized as a component of cost of sales on a FIFO basis. Inventories consist of the following (in thousands):

	December 31,
	2006	2005
Raw material	$9,998	$5,075
Work-in-process	1,380	762
Finished goods	7,380	5,224
Inventories	$18,758	$11,061

Caliper reserves or writes off the cost of inventory which it specifically identifies and considers to be obsolete or excess. Caliper defines obsolete inventory as inventory that will no longer be used in the manufacturing process. Excess inventory is generally defined as inventory in excess of projected usage, and is determined using management’s best estimate of future demand at the time, based upon information then available to Caliper. Caliper uses a twelve-month demand forecast and, in addition to the demand forecast, Caliper also considers: (1) parts and subassemblies that can be used in alternative finished products, (2) parts and subassemblies that are unlikely to be impacted by engineering changes, and (3) known design changes which would reduce Caliper’s ability to use the inventory as planned. During 2006, 2005 and 2004, respectively, Caliper recorded charges of $238,000, $23,000, and $1.2 million to cost of product revenues for excess and obsolete inventories.

7.   Property and Equipment

Property and equipment consists of the following (in thousands):

		December 31,
Asset Classification	Estimated Useful Life	2006	2005
Machinery and equipment	2-5 years	$16,803	$15,496
Computers and information systems	3-5 years	7,080	6,949
Office equipment, furniture and fixtures	5 years	2,109	2,131
Leasehold improvements	Shorter of estimated useful life or life of lease	12,498	9,908
		38,490	34,484
Accumulated depreciation and amortization		(25,308)	(22,465)
Property and equipment, net		$13,182	$12,019

Depreciation expense, including amortization of assets under capital leases, was $3.6 million, $3.1 million, and $6.1 million for the years ended December 31, 2006, 2005, and 2004, respectively. The amortization of assets recorded under capital leases is not material and is included within depreciation expense in the current period.

CALIPER LIFE SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.   Goodwill and Intangibles

Goodwill

The $19.9 million change in the carrying value of goodwill during 2006, resulted from Caliper’s acquisition of Xenogen in 2006 (see Note 3) and from final purchase price adjustments affecting goodwill originally recorded for NovaScreen which was acquired in 2005. No amount of the goodwill balance at December 31, 2006 will be deductible for income tax purposes.

Intangibles

As of December 31, 2006, intangible assets consists of the following (in thousands):

Asset Classification	Weighted Average Amortization Period	Cost	Accumulated Amortization	Net
Amortized intangible assets:
Core technologies	8.8 years	$30,113	$(1,348)	$28,765
Developed and contract technologies	5.7 years	25,634	(11,349)	14,285
Customer contracts, lists and relationships	6.5 years	10,110	(3,394)	6,716
Other intangibles	2.3 years	230	(88)	142
	7.2 years	$66,087	$(16,179)	$49,908
Unamortized trade name intangible		$2,898

As of December 31, 2005, intangible assets consisted of the following (in thousands):

Asset Classification	Weighted Average Amortization Period	Cost	Accumulated Amortization	Net
Amortized intangible assets:
Developed technologies	5.7 years	$18,864	$(7,299)	$11,565
Customer contracts, lists and relationships	5.0 years	5,120	(1,934)	3,186
Government contracts and grants	4.0 years	980	(62)	918
Other intangibles	3.1 years	174	(11)	163
	5.5 years	$25,138	$(9,306)	$15,832
Unamortized trade name intangible		$990

Amortization expense is computed based upon the estimated timing of the undiscounted cash flows used to value each respective asset over the estimated useful life of the particular intangible asset, or using the straight-line method over the estimated useful life of the intangible asset when the pattern of cash flows is not necessarily reflective of the true consumption rate of the particular intangible asset.

In 2006, Caliper recorded charges of $1.7 million related to the impairment of intangible assets established with the acquisition of NovaScreen classified within amortization of intangible assets. The charge consisted of $990,000 related to the NovaScreen trade name and $719,000 related to government grants and contracts each of which was written off during the fourth quarter of 2006 based upon the present value of remaining cash flows related to these intangibles. The charge for the trade name relates to Caliper’s decision to combine its drug discovery screening and profiling services for both in vitro and in vivo research under a new trade name, Caliper Discovery and Alliance Services. The charge for

CALIPER LIFE SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.   Goodwill and Intangibles (Continued)

government contracts and grants resulted from a lack of success in obtaining new sources of government research and development funding, primarily due to increased competition for funding. Caliper did not incur any impairment losses in 2005. In 2004, Caliper recorded charges of $320,000 related to the impairment of certain leasehold improvements and other fixed assets no longer being utilized. Of this amount, $174,000 was classified within selling, general and administrative expenses and $146,000 was classified within research and development expenses.

Amortization expense was $7.1 million, $4.1 million and $3.8 million during the years ended December 31, 2006, 2005 and 2004, respectively. Scheduled amortization in future periods is as follows (in thousands):

Years ending December 31:
2007	$10,107
2008	8,313
2009	6,204
2010	5,806
2011	5,417
Thereafter	14,061
$49,908

9.   Other Current and Non-current Liabilities

Other current and non-current liabilities consist of the following (in thousands):

	December 31,
	2006	2005
Accrued bonus	$3,639	$4,081
Accrued vacation and other	3,778	2,693
Total accrued compensation	$7,417	$6,774
Accrued construction-in-process	$—	$1,644
Accrued warranty	2,235	1,555
Accrued VAT and other taxes	1,793	1,320
Deferred rent	1,192	273
Accrued other	6,343	3,550
Total other accrued liabilities	$11,563	$8,342
Deferred rent	$5,105	$2,861
Deferred revenue and other	732	417
Total other noncurrent liabilities	$5,837	$3,278

CALIPER LIFE SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.   Other Current and Non-current Liabilities (Continued)

Warranty Obligation

Changes in Caliper’s warranty obligation during the years ended December 31, 2006, and 2005 are as follows (in thousands):

Balance, December 31, 2004	$1,436
Warranties issued during the period	1,671
Settlements and adjustments made during the period	(1,552)
Balance, December 31, 2005	1,555
Warranties issued during the period	2,149
Settlements and adjustments made during the period	(1,469)
Balance, December 31, 2006	$2,235

Deferred Rent

Deferred rent is comprised of: i) the Hopkinton lease incentive described below; ii) the obligation established in purchase accounting related to the above fair market value lease in Cranbury, New Jersey; and iii) the effects of recording rent escalations on a straight line basis over the lease term. In connection with the new Hopkinton lease signed in 2005, Caliper made investments in building alterations and leasehold improvements of approximately $7.3 million, of which the landlord funded approximately $3.7 million, with the balance funded by Caliper. The capitalized leasehold improvements are being amortized over the initial life of the lease. The improvements funded by the landlord are treated as lease incentives under FASB Technical Bulletin No. 88-1, Issues Relating to Accounting for Leases. Accordingly, the funding received from the landlord was recorded as fixed asset additions and a deferred rent liability on the consolidated balance sheet. The deferred rent liability is being amortized as a reduction to rent expense over the life of the lease. In accordance with FASB No. 95, Statement of Cash Flows cash flows from the landlord for the reimbursement of improvements have been reported within cash from operating activities, while cash flows remitted for the acquisition of leasehold improvements are classified within investing activity cash flows.

10.   Credit Facility and Other Long-Term Obligations

On August 9, 2006, Caliper entered into a loan and security agreement with a bank (the “Credit Facility”) which permits Caliper to borrow up to $20.0 million in the form of revolving loan advances including up to $5.0 million in the form of letters of credit. Principal borrowings under the Credit Facility accrue interest at a floating per annum rate equal to the prime rate if Caliper’s unrestricted cash held at the bank exceeds $20.0 million, or prime plus one-half of one percentage point if Caliper’s unrestricted cash held at the bank is below $20.0 million. Under the Credit Facility, Caliper is permitted to borrow up to $20.0 million, provided it maintains unrestricted cash of at least $20.0 million with the bank, or is otherwise subject to a borrowing base limit consisting of up to (a) 80% of eligible accounts receivable, as defined, plus (b) the lesser of 90% of Caliper’s unrestricted cash maintained at the bank or $10.0 million. The bank has first priority and borrowings are secured by substantially all assets of the Company. The Credit Facility has a two-year initial maturity. During the first eighteen (18) months following Caliper’s merger with Xenogen, Caliper is required to pay interest on a minimum of $8.0 million of outstanding borrowings.

CALIPER LIFE SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.   Credit Facility and Other Long-Term Obligations (Continued)

The Credit Facility includes traditional lending and reporting covenants including that certain financial covenants applicable to liquidity and earnings are to be maintained by Caliper and tested as of the last day of each quarter. As of December 31, 2006, Caliper did not comply with one of two liquidity covenants under the Credit Facility. Subsequent to year end, the bank waived the covenant violations as of December 31, 2006, as well as amended the Company’s required financial covenants for 2006 and prospectively. Caliper, upon receipt of the waiver, expects to remain in compliance with the amended covenants throughout 2007, and therefore continues to reflect the Credit Facility as a long-term obligation.

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

Outstanding obligations under the Credit Facility and Other Obligations consisted of the following (in thousands):

	Interest Rates	Payment Terms	Repayment Schedule	Due Date	December 31, 2006	December 31, 2005
Credit Facility	8.75%	Interest only	Monthly, Principal at maturity	2008	$8,587	$—
Capital Loans	9.57-9.94%	Principal & interest	Monthly	2007	98	—
Bank Notes Payable	5.90-7.75%	Principal & interest	Monthly	2009	—	453
					8,685	453
Less: Current portion of long-term obligations					98	133
Credit Facility and other loans payable					$8,587	$320

As of December 31, 2006, future scheduled debt payments were as follows (in thousands):

Years ending December 31:
2007	$98
2008	8,587
Total payments	$8,685

At December 31, 2006, Caliper had $11.4 million in available borrowings under the Credit Facility. This amount is restricted by $3.3 million in standby letters of credit related to Caliper’s facilities.

CALIPER LIFE SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.   Commitments and Contingencies

Leases

As of December 31, 2006, future minimum payments under operating leases (excluding idled facilities accounted for within accrued restructuring) were as follows (in thousands):

Years ending December 31:
2007	$7,478
2008	7,080
2009	4,564
2010	2,574
2011	1,967
Thereafter	8,775
Total minimum lease payments	$32,438

Rent expense relating to operating leases was approximately $4.6 million in 2006, $3.7 million in 2005, and $4.6 million in 2004.

Caliper’s worldwide headquarters and instrument manufacturing operations are located in Hopkinton, Massachusetts. Caliper’s research and development and manufacturing operations for LabChip devices are located in Mountain View, California. Caliper’s research and development operations for imaging, biology and reagents are located in Alameda, California. Caliper’s in vivo imaging services business is located in Cranbury, New Jersey. Caliper’s in vitro screening, profiling, and assay development operations are located in Hanover, Maryland. Caliper also has direct sales, service and application support operations in several European countries and Japan.

Caliper’s headquarters located in Hopkinton, Massachusetts occupy approximately 130,000 square feet of leased space where the initial term of the lease will expire on December 31, 2015. The lease contains two five-year extension options, which are exercisable at Caliper’s option. Annual basic rent under this lease will be $1.2 million from January 1, 2007 through June 30, 2008; $1.5 million from July 1, 2008 through December 2011; and $1.6 million from January 1, 2012 through December 31, 2015. Under the terms of the lease, Caliper is also required to pay utilities, property taxes, and other operating and maintenance expenses.

Caliper’s operations located in Mountain View, California occupy approximately 53,000 square feet of leased space under an operating lease through November 2008. Annual basic rent under this lease will be $1.9 million from January 1, 2007 through November 30, 2007; and $2.0 million from December 1, 2007 through November 30, 2008. Caliper’s operations located in Alameda, California occupy approximately 36,000 square feet of leased space under an operating lease through April, 2011. Annual basic rent under this lease will be $0.6 million for January 1, 2007 through February 28, 2007; and $0.7 million from March 1, 2007 through April 30, 2011. Caliper’s operations located in Cranbury, New Jersey occupy approximately 37,000 square feet of the 57,800 feet of leased space under an operating lease through October 2009. Annual basic rent under this lease will be $2.0 million over the remaining term. Caliper’s operations located in Hanover, Maryland occupy approximately 26,000 square feet of leased space under an operating lease through October 2008. Annual basic rent under this lease will be $211,000 from January 1, 2007 through October 31, 2007; and $217,000 from November 1, 2007 through October 31,

CALIPER LIFE SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.   Commitments and Contingencies (Continued)

2008. Caliper’s international subsidiary operations occupy an aggregate total of approximately 34,000 square feet of leased space under operating leases that expire through 2011.

Letters-of-Credit

In connection with its Mountain View, California leases, Caliper has standby letters-of-credit, which restrict available borrowing under its Credit Facility, in the outstanding amount of $1.8 million as of December 31, 2006 as security deposits under the leases. In connection with its Hopkinton, Massachusetts lease, Caliper has standby letters-of-credit, which restrict available borrowing under its Credit Facility in the outstanding amount of $1.3 million. In addition, Caliper has other standby letters-of-credit securing customer deposits outstanding in the amount of $225,000.

Inventory Purchases

As of December 31, 2006 and 2005, Caliper had a non-cancelable purchase commitment in the amount of approximately $414,000 and $449,000, respectively, with its foreign supplier for the purchase of glass stock used in the manufacture of certain types of its chips.

As of December 31, 2006, Caliper had a non-cancelable purchase commitment in the amount of approximately $2.8 million with its CCD camera supplier for the purchase of cameras used in the manufacture of in vivo imaging instrumentation.

Royalty Commitments

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

During the fourth quarter of 2002, Caliper entered into an amendment and restatement of Caliper’s existing license agreements with UT-Battelle, LLC under which Caliper has obtained an exclusive license to the patents covering the inventions of Dr. J. Michael Ramsey. Royalty obligations to UT-Batelle, which

CALIPER LIFE SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.   Commitments and Contingencies (Continued)

exceeded certain minimums set forth in the amendment, were $195,000, $203,000 and $53,000 in 2006, 2005 and 2004, respectively. Caliper also has an exclusive license from the Trustees of the University of Pennsylvania to certain patents relating to certain microfluidic applications and chip structures. The University of Pennsylvania license includes minimum annual royalty obligations that increase $20,000 per year, up to $160,000 in 2008. Caliper incurred minimum royalties of $120,000, $100,000, and $80,000 in 2006, 2005 and 2004, respectively. Royalties are expensed when incurred.

12.   Restructuring Activities

During the period from May 2003 through December 2006, Caliper incurred restructuring charges and credits related to planned workforce reductions and facility closures that were undertaken by management to control costs and improve the focus of its operations in order to reduce losses. Certain of these activities took place following Caliper’s acquisition of Zymark in 2003, and were actions designed to eliminate redundant costs and to improve the overall operating efficiency of the newly combined business. Included within the restructuring activities, which were recorded within restructuring charges (credits), net in the accompanying statement of operations, were a series of workforce reductions which were completed during 2004, and a series of facility closures as described below:

•       In November 2003, Caliper closed one of its three facilities in Mountain View, California that was used primarily for instrument manufacturing and research and development activities, and recognized a $7.7 million charge related to costs estimated over the remainder of the lease (which terminates in June 2008), including leasehold improvements having a carrying value of $319,000 that had no further use.

•       In June 2004, as a result of efficiencies achieved following Caliper’s strategic prioritization of research and development programs, Caliper vacated and shut down approximately one half of a second Mountain View facility that was primarily used for research and development activities, and recognized an additional $2.2 million charge related to costs estimated over the remainder of the lease (which terminates in June 2008), including leasehold improvements having a carrying value of $67,000 that had no further use.

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

•       In December 2005, Caliper adjusted its restructuring obligations by a $1.4 million restructuring credit to reflect the net present value of future sublease rental income based upon subleases it was able to secure in 2005. The restructuring credit includes payments in 2005 of $233,000, net of broker fees of $68,000.

CALIPER LIFE SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.   Restructuring Activities (Continued)

•       In December 2006, Caliper adjusted its restructuring obligations by $124,000 to reflect the anticipated increase in operating costs for both idled facilities over the remainder of the respective lease terms.

The facility closures were accounted for in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, pursuant to which Caliper recorded a liability equal to the fair value of the remaining lease payments as of the cease-use date for each of the closed facilities. Fair value was determined based upon the discounted present value of remaining lease rentals (5% discount rate used), for the space no longer occupied, considering sub lease income at each point in time.

The two vacated facilities in Mountain View, California each include 28,800 square feet of space. Minimum annual lease and operating expense payments under these leases, which escalate at 3 to 4% annually, are approximately $3.8 million and $1.9 million in 2007 and 2008, respectively. During 2005, Caliper entered into sublease agreements for approximately 73% of its idled facilities in Mountain View, California. The agreements extend through June 2008, the end of the current lease agreement for the facilities. Basic rent and operating expenses contracted under the subleases is approximately $789,000 in 2007 and $403,000 in 2008. In connection with the subleases, $78,000 in deposits is being held by Caliper.

In connection with the acquisition of Xenogen, Caliper incurred costs associated with the involuntary termination of certain employees of Xenogen as well as the closing of duplicate facilities. These costs have been accounted for in accordance with EITF No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, pursuant to which Caliper recorded a liability based on a defined exit plan equal to the fair value of the facility obligations and the costs related to the involuntarily terminated individuals.

•       Caliper has identified severance and other expenses relating to the involuntary termination of personnel performing duplicative general and administrative and manufacturing functions and established an assumed liability of $3.5 million related to this activity. This action is expected to reduce the total Xenogen workforce by 34 employees, or approximately 6%. Substantially all affected employees were terminated by December 31, 2006. All associated severance payments will be completed by June 30, 2007.

•       Caliper left unoccupied one of the Xenogen facilities in Alameda, California with the intention to sublease the facility. As of August 9, 2006, Caliper established a liability of $1.0 million related to this lease obligation. The fair value of the lease obligation was determined based upon the discounted present value of remaining lease rentals (8.75% discount rate used) for the space no longer occupied, considering sublease income potential of the property. The lease term expires April 30, 2011.

Caliper assumed a $1.0 million obligation related to Xenogen’s St. Louis, Missouri operation. The facility closure was previously accounted for in accordance with EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). The fair value of the assumed obligation was determined based upon the discounted present value of remaining lease rentals (using a discount rate of 8.75%) for the space no longer occupied, considering sublease income potential of the property. The lease term expires April 30, 2010.

CALIPER LIFE SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.   Restructuring Activities (Continued)

The following table summarizes the restructuring accrual activity during (in thousands):

	Severance and Related	Facilities	Total
Balance, December 31, 2003	$2,083	$7,819	$9,902
Restructuring charges	180	5,728	5,908
Non-cash restructuring charges	—	(313)	(313)
Restructuring credits	(134)	—	(134)
Reclassification of deferred rent liability	—	436	436
Interest accretion	—	244	244
Payments	(2,129)	(2,309)	(4,438)
Balance, December 31, 2004	—	11,605	11,605
Restructuring credits	—	(1,366)	(1,366)
Interest accretion	—	361	361
Payments	—	(3,370)	(3,370)
Balance, December 31, 2005	—	7,230	7,230
Restructuring charges	—	124	124
Established obligations with Xenogen	3,451	1,046	4,497
Assumed obligations with Xenogen	—	981	981
Interest accretion	—	322	322
Payments	(410)	(3,584)	(3,994)
Balance, December 31, 2006	$3,041	$6,119	$9,160

The restructuring liability as of December 31, 2006 reflects the minimum future payment obligations related to base lease rentals and operating charges, net of sub lease income, over the remaining lease lives through April 2011, discounted at the borrowing rate in effect at the time of the restructuring event (5% or 8.75%). The remaining severance and facility obligations are as follows (in thousands):

Years ending December 31:
2007	$7,377
2008	1,988
2009	339
2010	132
2011	8
Total minimum payments	9,844
Less: Amount representing interest	684
Present value of future payments	9,160
Less: Current portion of obligations	7,008
Noncurrent portion of obligations	$2,152

Included within the above obligations is sublease income of $1.2 million in 2007 and 2008, $0.8 million in 2009 and 2010, and $0.3 million in 2011.

CALIPER LIFE SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Warrants

In connection with Caliper’s acquisition of Xenogen, Caliper granted Xenogen stockholders an aggregate of 4,701,733 warrants, and reserved an additional 411,814 warrants for potential issuance upon the exercise of Xenogen warrants (see below) which were assumed by Caliper. Each warrant granted permits the holder to acquire one Caliper common share at an exercise price of $6.79 per share through August 9, 2011. Caliper valued the issued warrants using the Black-Scholes-Merton formula at $1.16 per warrant, or approximately $5.5 million in total for all issued and outstanding warrants. This value is included in additional paid-in capital as of December 31, 2006. Key assumptions used to value the warrants issued were as follows:

Fair market value at issuance	$4.25
Exercise price	$6.79
Expected term	5 years
Volatility	40%
Risk free rate of return	4.87%

As discussed above, Caliper also assumed certain outstanding Xenogen warrants. As of August 9, 2006, there were 1,830,581 Xenogen warrants outstanding, which were exercisable at $2.91 to $40.75 per

CALIPER LIFE SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.   Stockholders’ Equity (Continued)

warrant. Upon the potential exercise of these warrants, the holders are entitled to receive that number of Caliper shares and warrants that such holder would have been entitled to receive as a Xenogen stockholder as of the acquisition date. The termination date of the Caliper warrants that are to be issued upon the eventual exercise of the Xenogen warrants may not be extended beyond the 5 year expiration date (August 9, 2011).

The following table summarizes information with respect to warrants assumed from Xenogen which remain outstanding and exercisable at December 31, 2006:

Expiration Date	Exercise Price	Number of Xenogen Warrants	Equivalent Caliper Warrants (.2249 exchange ratio)	Equivalent Caliper Shares (.5792 exchange ratio)
August 2, 2012	$2.91	111,340	25,041	64,488
August 15, 2010	$3.29	1,412,562	317,685	818,156
April 30, 2013	$3.64	288,044	64,781	166,835
October 7, 2009 and February 28, 2010	$15.82	7,900	1,777	4,576
October 18, 2011	$40.74	8,159	1,835	4,726
April 28, 2010	$40.75	2,576	579	1,492
		1,830,581	411,698	1,060,273

Stock Plans

The following is a summary of Caliper’s stock plans that are in place as of December 31, 2006:

Plan	Plan Shares Authorized	Plan Shares Available	Awards Outstanding	Common Stock Reserved for Future Issuance
Option Plans:
1999 Equity Plan	12,820,000	2,355,981	6,176,910	8,532,891
1999 Directors’ Plan	556,023	396,223	152,800	549,023
2001 Non-Statutory Stock Option Plan	500,000	149,516	350,484	500,000
Acquisition Plan	900,000	65,000	600,000	665,000
	14,776,023	2,966,720	7,280,194	10,246,914
1999 Purchase Plan	1,777,053	76,977	—	76,977

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

CALIPER LIFE SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.   Stockholders’ Equity (Continued)

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

The 1999 Purchase Plan permits eligible employees to acquire shares of Caliper’s common stock through payroll deductions of up to 10% of their gross earnings. No employee may participate in the 1999 Purchase Plan if, immediately after the grant, the employee has voting power over 5% or more of the outstanding capital stock. The Board may specify offerings of up to 27 months under the terms of the plan; however, Caliper’s Board of Directors has currently limited offering periods to six months. Unless the Board determines otherwise, common stock may be purchased at the lower of 85% of the fair market value of Caliper’s common stock on the first day of the offering or 85% of the fair market value of Caliper’s common stock on the purchase date. The initial offering period began on the effective date of the initial public offering. Caliper issued 249,414, 208,031, and 363,199 shares under the 1999 Purchase Plan in the years 2006, 2005 and 2004, respectively, at a weighted average price of $4.36, $4.89, and $3.48, respectively.

CALIPER LIFE SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.   Stockholders’ Equity (Continued)

A summary of activity under the stock plans, is as follows:

				Weighted
		Outstanding		Average
		Number of		Exercise
	Available	Shares	Exercise Price	Price
Balance at December 31, 2005	3,991,260	6,993,421	$0.00—$162.00	$5.98
Authorized	—	—	—	—
Granted	(1,358,500)	1,358,500	$0.00—$6.63	$5.14
Exercised	—	(532,626)	$0.47—$5.79	$3.56
Vested	—	(186,633)	$0.00	$0.00
Un-vested Repurchased	15,000	(33,503)	$0.00	$0.00
Forfeited	216,937	(216,937)	$3.63—$33.63	$18.48
Canceled	101,840	(101,840)	$3.27—$8.96	$5.63
Balance at December 31, 2006	2,966,537	7,280,382	$0.00—$162.00	$5.81
Exercisable at December 31, 2006		4,823,650	$0.47—$162.00	$6.43
Exercisable at December 31, 2005		4,576,505	$0.47—$162.00	$6.87

Stock Based Compensation

On January 1, 2006, Caliper adopted SFAS 123R, which requires all share-based payments to be recognized in the income statement as an operating expense, based on their fair values. Caliper’s share-based payment arrangements within the scope of SFAS 123R include options, restricted stock and other forms of stock bonuses, including restricted stock units, awarded under its option plans, and its Employee Stock Purchase Plan (“ESPP”) which enables participating employees to purchase Caliper’s stock at a discount from fair market value. Caliper has applied the modified prospective method in adopting SFAS 123R. For stock option awards and ESPP purchases, Caliper estimates the fair value of share-based payments using the Black-Scholes-Merton formula and, for all share-based payments made after the adoption of SFAS 123R, recognizes the resulting compensation expense using a straight-line recognition method over the applicable service period of each award. The fair value of restricted stock awards (including restricted stock units) is determined based upon the fair market value of Caliper’s stock on the date of grant. For restricted stock and restricted stock unit awards granted prior to January 1, 2006, Caliper continues to recognize the resulting compensation expense under the accelerated expense attribution method. Periods prior to adoption of SFAS 123R have not been restated. The majority of the incentive and nonstatutory stock option grants and restricted stock awards carry a 4-year vesting term, which is generally the requisite service period. There is typically no acceleration provision related to the stock option grants or restricted stock awards. The exercise price of stock option grants is equal to the fair market value of Caliper’s stock on the date of grant. For certain restricted stock awards that cliff vest, Caliper recognizes the resulting compensation expense using a straight-line recognition method over the applicable service period of each award. Shares issued pursuant to option exercises or restricted stock unit conversion are generally made from previously authorized, but un-issued shares of common stock, or if available, outstanding treasury shares.

Under the modified prospective method, compensation cost recognized in the year ended December 31, 2006 includes (a) all share-based payments granted prior to, but not yet vested as of,

CALIPER LIFE SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standard No. 123 (“SFAS 123”), Accounting for Stock-Based

13.   Stockholders’ Equity (Continued)

Compensation, and (b) all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Prior to the adoption of SFAS 123R, forfeitures of unvested awards were accounted for in the period in which they occurred. Effective with the adoption of SFAS 123R, estimated prospective forfeitures are included in the determination of compensation cost to be recognized. Caliper applied an expected forfeiture rate of 5% to unvested stock options for which expense was recognized during the year ended December 31, 2006.

Prior to adopting SFAS 123R, Caliper accounted for its stock options and equity awards in accordance with the intrinsic value method under the provisions of APB No.25, and related interpretations. Accordingly, prior to January 1, 2006, no compensation expense was recognized in Caliper’s financial statements for stock-based compensation granted to employees other than for awards which had an exercise price less than the fair value of the underlying common stock on the date of grant. Upon the adoption of SFAS 123R, deferred stock-based compensation of $3.0 million was reclassified to additional paid-in capital within stockholders’ equity.

Caliper accounts for options issued to non-employees in accordance with the provisions of SFAS 123R and EITF No. 96-18, Accounting for Equity Instruments that are issued to other than Employees for Acquiring, or in Conjunction with Selling Goods or Services. For the years ended December 31, 2006, 2005 and 2004, compensation expense related to stock-based compensation issued to non-employees was not material.

The adoption of SFAS 123R on January 1, 2006 had the effects of increasing Caliper’s operating loss, loss before income taxes and net loss for the year ended December 31, 2006 by $4.1 million over the amount of share-based compensation which would have been recognized under APB No. 25. Basic and diluted net loss per share for the year ended December 31, 2006 would have been lower by $0.11 if Caliper had not adopted SFAS 123R. The adoption of SFAS 123R had no impact on cash flows.

Stock-based compensation expense is included within costs and expenses as follows (in thousands):

	Years Ended December 31,
	2006	2005	2004
Cost of product revenue	$506	$166	$186
Cost of service revenue	151	21	22
Research and development	975	280	515
Selling, general and administrative	3,938	1,118	2,047
Total	$5,570	$1,585	$2,770

CALIPER LIFE SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.   Stockholders’ Equity (Continued)

The following table illustrates the effect on net loss and net loss per share as if Caliper had applied the fair value-based method in each of the following years (in thousands, except per share data):

	Years Ended December 31,
	2005	2004
Net loss:
As reported	$(14,457)	$(31,556)
Add: Stock-based employee compensation expense included in reported net loss	1,585	2,770
Deduct: Total stock-based employee compensation expense determined under fair value based method	(6,094)	(12,827)
Pro forma net loss	$(18,966)	$(41,613)
Net loss per share:
As reported	$(0.46)	$(1.08)
Basic and diluted
Pro forma
Basic and diluted	$(0.61)	$(1.42)

The fair value of each option award issued under Caliper’s equity plans is estimated on the date of grant using a Black-Scholes-Merton based option pricing model that uses the assumptions noted in the following table. Expected volatilities are based on historical volatility of Caliper’s stock and warrants. The expected term of the options is based on Caliper’s historical option exercise data taking into consideration the exercise patterns of the option holder during the option’s life. The risk-free interest rate is based on the U.S. Treasury yield curve in effect on the date of the grant.

	2006	2005	2004
Expected volatility (%)	40-46	63	78
Risk-free interest rate (%)	4.63-4.88	3.96	3.11
Expected term (years)	4.16-4.30	4.1	4.0
Expected dividend yield (%)	—	—	—

CALIPER LIFE SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.   Stockholders’ Equity (Continued)

A summary of stock option and restricted stock unit activity under the Plans as of December 31, 2006, and changes during the year then ended as follows:

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 31, 2005	6,381,195	$6.56
Granted	1,183,500	5.90
Exercised	(532,626)	3.56
Canceled	(318,777)	14.31
Outstanding at December 31, 2006	6,713,292	$6.31	6.08	$5,311
Exercisable at December 31, 2006	4,823,650	$6.43	5.06	$5,045
Unvested at December 31, 2006	1,889,642	$5.99	8.67	$237

Restricted Stock Units	Shares
Outstanding and non-vested at December 31, 2005	612,226
Granted	175,000
Vested	(186,633)
Unvested repurchases	(33,503)
Outstanding and non-vested at December 31, 2006	567,090

Restricted stock units do not carry an exercise price and typically vest over a four-year period, although the vesting period of certain awards may vary. As of December 31, 2006, the weighted average remaining vesting term is 2.48 years and the aggregate intrinsic value of outstanding and non-vested restricted stock is approximately $3.2 million.

During the twelve months ended December 31, 2006, Caliper granted 1,183,500 options at a weighted average grant date fair value of $2.41 per share, and 175,000 restricted stock units at a weighted average grant date fair value of $6.33 per share. The total intrinsic value of options exercised during the year ended December 31, 2006 was approximately $0.9 million. The total fair value of restricted stock that vested during the year ended December 31, 2006 was approximately $0.9 million.

As of December 31, 2006, there was $6.9 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average remaining service (vesting) period of approximately 2.42 years.

CALIPER LIFE SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.   Income Taxes

The components of the provision (benefit) for income taxes are as follows (in thousands):

	Years Ended December 31,
	2006	2005	2004
Federal	$(337)	$—	$—
State	2	42	—
Foreign	231	72	377
Total	$(104)	$114	$377

Total foreign pre-tax income (loss) was $0.2, $(1.5) and $0.4 million in 2006, 2005 and 2004, respectively. As a result of its historic operating loss position, Caliper has recorded no provision (benefit) for U.S. federal taxes for any period except for the tax benefit recorded in 2006 related to the write off of the NovaScreen trade name. In addition, no foreign tax benefit was recognized in jurisdictions in which foreign losses were incurred during 2006, 2005 and 2004.

A reconciliation of income taxes at the statutory federal income tax rate to net income taxes included in the accompanying statements of operations is as follows (in thousands):

	Years Ended December 31,
	2006	2005	2004
Income tax provision (benefit):
At federal statutory rate	$(9,837)	$(4,876)	$(10,601)
State	2	42	—
Foreign	231	72	377
Permanent differences:
Stock Compensation	1,401	(94)	(685)
In-process research and development	985	—	—
Other	(244)	121	95
Unutilized net operating losses	7,358	4,849	11,191
Total	$(104)	$114	$377

CALIPER LIFE SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.   Income Taxes (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets for financial reporting purposes and the amounts used for income tax purposes. Significant components of Caliper’s deferred tax assets for federal and state income taxes are as follows (in thousands):

	December 31,
	2006	2005	2004
Net operating loss carryforwards	$101,248	$52,991	$47,859
Research credit carryforwards	15,052	7,738	7,093
Capitalized research and development	616	2,567	2,567
Restructuring accrual	2,582	2,892	4,473
Intangible assets	(19,673)	(6,330)	(5,041)
Non-amortized intangibles	(1,130)	(386)	—
Other, net	6,700	4,290	5,736
Net deferred tax assets	105,395	63,762	62,687
Valuation allowance	(106,525)	(64,148)	(62,687)
Total	$(1,130)	$(386)	$—

As of December 31, 2006, Caliper had federal and state net operating loss carryforwards of approximately $283.0 million and $86.0 million, respectively. Caliper also had federal and state research and development tax credit carryforwards of approximately $11.2 million and $3.8 million, respectively. The federal net operating loss and credit carryforwards will expire at various dates through 2026 beginning in the year 2007, if not utilized. State net operating losses of approximately $141,000 expired in 2006. The current remaining state net operating losses have varying expiration dates through 2016.

Because of Caliper’s lack of earnings history and the uncertainty of realizing these net operating losses, the deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $42.4 million, $1.5 million and $15.6 million during the years ended December 31, 2006, 2005 and 2004, respectively. The 2006 change in valuation allowance includes approximately $37.0 million of valuation allowance recorded in connection with the acquisition of Xenogen.  Future reversals of such allowance, when they occur, will be recorded as reductions to goodwill.

Included in the federal net operating loss carryforwards are approximately $12.7 million of loss carryforwards resulting from past stock option exercises. to the future potential tax benefit related to stock options will be credited to stockholder’s equity once they are realized.

Utilization of the federal and state net operating losses and credits may be subject to a substantial limitation due to the change in ownership provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization. The acquisition of Xenogen resulted in Xenogen stockholders owning approximately one-third of Caliper and, therefore, in all likelihood resulted in a change of ownership that will cause pre-merger losses to be subject to limitation.

CALIPER LIFE SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.   401(k) Plans

Caliper has a 401(k) plan qualified under section 401(k) of the Internal Revenue code that is available to all eligible employees as defined in the plan. Caliper has not historically matched employee contributions.

Caliper’s NovaScreen subsidiary had a 401(k) plan qualified under section 401(k) of the Internal Revenue code that was available to all eligible employees as defined in the plan through April 30, 2006. In May, 2006, the NovaScreen 401(k) plan was merged into the Caliper 401(k) plan. NovaScreen may make discretionary contributions to the Plan based on a percentage of each employee’s contributions. NovaScreen made contributions of $9,000 and $14,000 for the years ended December 31, 2006 and 2005, respectively.

Caliper’s Xenogen subsidiary has a 401(k) plan qualified under section 401(k) of the Internal Revenue Code that is available to all eligible employees as defined in the Plan. Under the Plan, employees may contribute up to 40% of their eligible compensation, with Xenogen making discretionary matching contributions, subject to certain IRS limitations. To date, Xenogen has not made any discretionary matching contributions to the Plan.

16.   Supplemental Disclosure of Cash and Non-Cash Activities

The following is a summary of supplemental disclosure of cash flow information related to acquisitions (in thousands):

Year Ended December 31, 2006
Stock issued for acquisition of Xenogen	$52,149
Warrants issued for acquisition of Xenogen	5,476
Value of Xenogen warrants assumed in acquisition	1,655
Total non-cash consideration	59,280
Non-cash assets and liabilities	52,289
Xenogen cash acquired, net of $2.8 million in acquisition costs	$6,991

Year Ended December 31, 2005
Stock issued for acquisition of NovaScreen	$17,600
Non-cash assets and liabilities	22,234
Cash paid for NovaScreen, including $1.2 million in acquisition costs, net of cash acquired	$(4,634)

CALIPER LIFE SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.   Supplemental Disclosure of Cash and Non-Cash Activities (Continued)

The following table is a summary of supplemental disclosure of significant non-cash investing and financing activities (in thousands):

	Year Ended December 31,
	2006	2005	2004
Non-cash consideration exchanged for acquired research and development	$—	$—	$810
Purchase price adjustment for acquisitions	$(188)	$—	$(47)
Non-cash purchase of property and equipment	$400	$—	$—

17.   Litigation

Caliper Initial Public Offering

Commencing on June 7, 2001, Caliper and three of its officers and directors (David V. Milligan, Daniel L. Kisner and James L. Knighton) were named as defendants in three securities class action lawsuits filed in the United States District Court for the Southern District of New York. The cases have been consolidated under the caption, In re Caliper Technologies Corp. Initial Public Offering Securities Litigation, 01 Civ. 5072 (SAS) (GBD). Similar complaints were filed against approximately 300 other public companies that conducted initial public offerings of their common stock during the late 1990s (the “IPO Lawsuits”). On August 8, 2001, the IPO Lawsuits were consolidated for pretrial purposes before United States Judge Shira Scheindlin of the Southern District of New York. Together, those cases are denominated In re Initial Public Offering Securities Litigation, 21 MC 92(SAS). On April 19, 2002, a Consolidated Amended Complaint was filed alleging claims against Caliper and the individual defendants under Sections 11 and 15 of the Securities Act of 1933, and under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as well as Rule 10b-5 promulgated thereunder. The Consolidated Amended Complaint also names certain underwriters of Caliper’s December 1999 initial public offering of common stock as defendants. The Complaint alleges that these underwriters charged excessive, undisclosed commissions to investors and entered into improper agreements with investors relating to aftermarket transactions. The Complaint seeks an unspecified amount of money damages. Caliper and the other issuers named as defendants in the IPO Lawsuits moved on July 15, 2002, to dismiss all claims on multiple grounds. By Stipulation and Order dated October 9, 2002, the claims against Messrs. Milligan, Kisner and Knighton were dismissed without prejudice. On February 19, 2003, the Court granted Caliper’s motion to dismiss all claims against it. Plaintiffs were not given the right to replead the claims against Caliper. The time to appeal the dismissal has not yet expired. In May 2003, a Memorandum of Understanding was executed by counsel for plaintiffs, issuers and their insurers setting forth the terms of a settlement that would result in the termination of all claims brought by plaintiffs against the issuers and individual defendants named in the IPO Lawsuits. On July 7, 2003, a Special Litigation Committee of the Caliper Board of Directors approved the settlement terms described in that Memorandum of Understanding, which was subsequently set forth in a definitive Settlement Agreement among the settling parties. On February 15, 2005, Judge Scheindlin issued an order granting preliminary approval of the settlement, subject to certain modifications. The parties agreed to those modifications and on August 31, 2005, Judge Scheindlin issued an order granting preliminary approval of the settlement as modified and certifying settlement classes. The fairness hearing for final approval of the settlement was held on April 24, 2006. Before Judge Scheindlin issued any order regarding the Court’s decision with respect to the final

CALIPER LIFE SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.   Litigation (Continued)

approval of the settlement, on December 5, 2006 the Court of Appeals for the Second Circuit issued an opinion reversing Judge Scheindlin’s prior certification of the plaintiff classes in several “focus” cases pending before her as part of the consolidated IPO lawsuits. The plaintiffs have petitioned the Second Circuit for a rehearing on the class certification issue. Judge Scheindlin has indicated that she will hold her consideration on the final approval of the settlement in abeyance until the Second Circuit decides whether it will review the December 5, 2006 opinion reversing Judge Scheindlin’s prior certification of plaintiff classes in the “focus” cases. The final resolution of this litigation is not expected to have a material impact on Caliper.

AntiCancer

On March 7, 2005, AntiCancer, Inc. filed a lawsuit against Xenogen in the U.S. District Court for the Southern District of California (the “Court”) alleging infringement of five patents of AntiCancer. The complaint seeks damages and injunctive relief against the alleged infringement. On March 29, 2005, AntiCancer amended its complaint to include an additional claim seeking a judgment that one of our imaging patents exclusively in-licensed from Stanford University, U.S. patent No. 5,650,135, is invalid. On May 10, 2005, Xenogen filed its answer to AntiCancer’s amended complaint. Xenogen denied all of AntiCancer’s allegations and asserted various affirmative defenses, including its position that AntiCancer’s patents cited in its complaint, and its patent claims relating to in vivo imaging of fluorescence, are invalid. Caliper is vigorously defending itself against AntiCancer’s claims and believes AntiCancer’s complaint is without merit. Concurrent with filing Xenogen’s answer to AntiCancer’s complaint, Xenogen had filed its own counterclaims against AntiCancer. These counterclaims allege that AntiCancer infringes two of Xenogen’s U.S. patents, Nos. 5,650,135 and 6,649,143, both relating to in vivo imaging and with a priority date before each of the AntiCancer patents alleged in its amended complaint. Both parties seek injunctive relief and an unspecified amount of damages, including enhanced damages for willful infringement. Caliper intends to vigorously pursue its claims against AntiCancer. The Court held the first three days of a Markman hearing relating to these claims on June 13, 2006 through June 15, 2006. On July 14, 2006, Xenogen filed a motion to disqualify AntiCancer’s attorneys due to numerous violations of ethical rules by such attorneys. After a hearing on this motion, on August 10, 2006, the Court issued an order granting Xenogen’s motion to disqualify AntiCancer’s attorneys. On October 18, 2006, the Court issued a supplemental and clarifying order to its previous August 10, 2006 order in which the Court, among other things, (i) granted Xenogen’s motion to restart the Markman hearing, (ii) granted Xenogen’s motion to prohibit the transfer of tainted files to AntiCancer’s successor counsel, (iii) continued Xenogen’s motion for sanctions against AntiCancer’s previous counsel, and (iv) granted AntiCancer permission until November 6, 2006 to amend its complaint. On November 6, 2006, AntiCancer served its Third Amended Complaint in this matter and voluntarily dismissed Stanford University from this proceeding. The Third Amended Complaint adds Caliper as a defendant. In response to AntiCancer’s Third Amended Complaint, Caliper has filed both (i) a motion to strike and for a more definite statement and (ii) a motion for sanctions including dismissal against AntiCancer for failure to comply with Federal Rule of Civil Procedure 11. The Court has scheduled a hearing on both of these motions for April 16, 2007.

Caliper currently is not able to predict the outcome of the patent infringement lawsuit with AntiCancer. Even if Caliper prevails in this lawsuit, the defense of the lawsuit or similar lawsuits will be expensive and time-consuming and may distract Caliper management from operating Caliper’s business.

CALIPER LIFE SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.   Litigation (Continued)

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

	2006	2005	2004
Revenue:
United States	$67,614	$58,587	$50,154
Europe	28,244	20,224	20,029
Asia	9,516	5,963	8,233
Other	2,497	2,235	1,711
	$107,871	$87,009	$80,127
Net loss:
United States	$(33,484)	$(14,738)	$(34,199)
Europe	2,263	273	1,211
Asia	1,971	61	1,095
Other	316	(53)	337
	$(28,934)	$(14,457)	$(31,556)
Property and equipment, net:
United States	$12,973	$11,844	$5,946
Europe	204	167	227
Asia	5	8	13
	$13,182	$12,019	$6,186
Net Assets:
United States	$155,486	$116,730	$107,292
Europe	2,985	2,465	4,392
Asia	(1,522)	(1,173)	(631)
Other	460	416	526
	$157,409	$118,438	$111,579

For all periods presented, no individual country within Europe, Asia or other exceeded 10% of the consolidated totals for revenue, net loss, property and equipment and net assets. Caliper’s other long-lived assets include restricted cash, goodwill, intangible assets and other assets which are primarily located in the United States.

CALIPER LIFE SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19.   Quarterly Financial Data (Unaudited)

The following table sets forth a summary of our unaudited quarterly operating results for each of the eight quarters up through the year ended December 31, 2006. This data has been derived from our unaudited consolidated interim financial statements which, in our opinion, have been prepared in substantially the same basis as the audited consolidated financial statements contained elsewhere in this Annual Report on Form 10-K and include all normal recurring adjustments necessary for a fair presentation of the financial information for the periods presented. These unaudited quarterly results should be read in conjunction with our consolidated financial statements and notes thereto included in this Form 10-K. The operating results in any quarter are not necessarily indicative of the results that may be expected for any future period.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2006
Total revenue	$22,299	$24,326	$26,526	$34,720
Gross profit(1)	9,671	12,761	9,482	15,362
Operating loss	(4,559)	(2,382)	(13,759)	(9,285)
Net loss	(4,449)	(2,065)	(13,533)	(8,887)
Basic and diluted loss per share	$(0.13)	$(0.06)	$(0.33)	$(0.23)
Year ended December 31, 2005
Total revenue	$18,402	$20,333	$21,332	$26,942
Gross profit(1)	7,910	9,529	9,150	11,982
Operating loss	(4,866)	(4,129)	(4,129)	(1,425)
Net loss	(4,930)	(4,186)	(3,852)	(1,489)
Basic and diluted loss per share	$(0.16)	$(0.14)	$(0.13)	$(0.03)

(1)          Gross profit refers to total product and service revenue, less costs associated with those revenues. Costs related to contract revenues are included within research and development expenses in the accompanying statements of operations.

The quarterly financial data presented above includes a reclassification of SFAS 123R related compensation charges from stock-based compensation, as previously reported, to the individual expense line items within the accompanying statement of operations.

Caliper Life Sciences, Inc.

Schedule II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period
	(In thousands)
Year ended December 31, 2006:
Allowance for doubtful accounts	$482	$148	$48	$582
Valuation allowance for deferred tax assets	64,148	42,377	—	106,525
	$64,630	$42,525	$48	$107,107
Year ended December 31, 2005:
Allowance for doubtful accounts	$475	$121	$114	$482
Valuation allowance for deferred tax assets	62,687	1,461	—	64,148
	$63,162	$1,582	$114	$64,630
Year ended December 31, 2004:
Allowance for doubtful accounts	$252	$244	$21	$475
Valuation allowance for deferred tax assets	47,057	15,630	—	62,687
	$47,309	$15,874	$21	$63,162

EXHIBIT INDEX

Exhibits:

Exhibit Number	Description of Document
2.1(15)	Stock Purchase Agreement, by and among Caliper, Berwind Corporation and The Berwind Company LLC, dated June 9, 2003.
2.2(15)	Amendment No. 1 to the Stock Purchase Agreement, by and among Caliper, Berwind Corporation and The Berwind Company LLC, dated July 10, 2003.
2.3(18)	Amendment No. 2 to the Stock Purchase Agreement, by and among Caliper, Berwind Corporation and The Berwind Company LLC, dated April 1, 2004.
2.4(19)	Agreement and Plan of Merger, among Caliper Life Sciences, Inc., Caliper Services, Inc. and NovaScreen Biosciences Corporation, dated as of September 7, 2005.
2.5(26)	Agreement and Plan of Merger, among Caliper Life Sciences, Inc., Caliper Holdings, Inc. and Xenogen Corporation, dated as of February 10, 2006.
3.1(18)	Amended and Restated Certificate of Incorporation of Caliper.
3.2(8)	Certificate of Designation Of Series A Junior Participating Preferred Stock.
3.3(21)	Amended and Restated Bylaws of Caliper.
3.4(18)	Amendment No. 1 to Bylaws of Caliper.
4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.
4.2(20)	Specimen Stock Certificate.
4.3(9)	Rights Agreement, dated as of December 18, 2001, between Caliper and Wells Fargo Bank Minnesota, N.A., as Rights Agent.
10.1(2)	Lease Agreement, dated December 1, 1998, between Caliper and 605 East Fairchild Associates, L.P.
10.2(2)(3)	1996 Equity Incentive Plan.
10.3(2)(3)	1999 Equity Incentive Plan.
10.4(2)(3)	1999 Employee Stock Purchase Plan.
10.5(2)(3)	1999 Non-Employee Directors’ Stock Option Plan.
10.6(3)(20)	Form of Grant Agreement for 1999 Equity Incentive Plan—Option Awards.
10.7(3)(20)	Form of Grant Agreement for 1999 Equity Incentive Plan—Restricted Stock Unit Awards.
10.8(3)(20)	Form of Grant Agreement for 1999 Non-Employee Directors’ Stock Option Plan.
10.9(2)(3)	Form of Indemnification Agreement entered into between Caliper and its directors and executive officers.
10.10(2)(4)	Collaboration Agreement, dated May 2, 1998, between Caliper and Hewlett-Packard Company (now Agilent Technologies, Inc.).
10.11(3)(20)	Form of Stock Option Grant Agreement for Acquisition Equity Incentive Plan.
10.12(3)(20)	Form of Stock Award Agreement for Acquisition Equity Incentive Plan (pro rata vesting).
10.13(3)(20)	Form of Stock Award Agreement for Acquisition Equity Incentive Plan (5 year cliff vesting).
10.17(3)(20)	Non-Employee Directors’ Cash Compensation Plan.
10.18(3)(11)	Caliper Performance Bonus Plan.

10.19(3)(20)	Employment Offer Letter dated November 30, 2004 between Caliper and Mr. Thomas T. Higgins.
10.20(3)(11)	Summary Cash Compensation Sheet.
10.23(2)(3)	The Corporate Plan for Retirement Select Plan Adoption Agreement and related Basic Plan Document.
10.27(6)	Lease Agreement, dated June 23, 2000 and effective July 5, 2000, between Caliper and Martin CBP Associates, L.P.
10.29(3)(20)	Key Employee Change of Control and Severance Benefit Plan.
10.30(5)(8)	Cross-License Agreement, dated March 12, 2001 between Aclara Biosciences, Inc. and Caliper.
10.32(4)(7)	Settlement Agreement and Mutual General Release, dated March 12, 2001 between Aclara Biosciences, Inc. and Caliper.
10.39(3)(9)	2001 Non-Statutory Stock Option Plan.
10.46(3)(20)	Form of Grant Agreement for 2001 Non-Statutory Stock Option Plan.
10.48(3)(10)	Key Employee Agreement, dated July 1, 2002, between Caliper and Dr. Daniel Kisner.
10.52(4)(16)

Sole Commercial Patent License Agreement, effective September 1, 1995, between UT-Battelle, LLC, the successor to Lockheed Martin Energy Research Corporation, and Caliper, as amended on November 1, 2002.

10.55(4)(12)	Collaboration Agreement, dated June 4, 2003, between Caliper and Bio-Rad Laboratories, Inc.
10.56(3)(13)	Key Employee Agreement, dated July 14, 2003, between Caliper and E. Kevin Hrusovsky.
10.62(3)(14)	Acquisition Equity Incentive Plan.
10.63(3)(17)	Key Employee Agreement Amendment, dated December 24, 2003, between Caliper and Dr. Daniel L. Kisner.
10.64(3)(17)	Consulting Agreement, dated January 1, 2004, between Caliper and Dr. David V. Milligan.
10.66(4)(17)	Collaboration and Supply Agreement, dated January 9, 2004, among Caliper, Zymark Corporation and Affymetrix, Inc.
10.67(3)	Offer Letter dated September 7, 2005 between Caliper Life Sciences, Inc. and David M. Manyak, Ph.D.
10.68(21)	Loan and Security Agreement, dated as of August 9, 2006, by and among Caliper, Silicon Valley Bank and NovaScreen Biosciences Corporation.
10.69(22)	Joinder Agreement, dated as of September 28, 2006, by and among Caliper, Silicon Valley Bank, Xenogen Corporation, Xenogen Biosciences Corporation, and NovaScreen Biosciences Corporation.
10.70(23)

First Loan Modification Agreement dated as of February 26, 2007, by and among Caliper, Silicon Valley Bank, NovaScreen Biosciences Corporation, Xenogen Corporation, and Xenogen Biosciences Corporation.

10.71(24)(25)	Agreement, dated as of May 5, 2000, between the Board of Trustees of the Leland Stanford Junior University and Xenogen Corporation.
10.72(3)	Consulting Agreement, dated as of October 17, 2006, between Caliper and Pamela Contag.
21.1	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney (reference is made to the signature page of this report).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a).
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(21) Previously filed as Exhibit 10.1 to Form 10-Q for the quarterly period ended September 30, 2006 and incorporated by reference herein.

(22) Previously filed as Exhibit 10.2 to Form 10-Q for the quarterly period ended September 30, 2006 and incorporated by reference herein.

(23) Previously filed as the like numbered Exhibit to Form 8-K filed March 2, 2007 and incorporated by reference herein.

(24) Previously filed as Exhibit 10.3 to Form 10-Q for the quarterly period ended September 30, 2006 and incorporated by reference herein.

(25) Confidential treatment has been requested for a portion of this exhibit.

(26) Previously filed as the like numbered Exhibit to Form 10-K for the year ended December 31, 2005 and incorporated by reference herein.