Form 10-Q
period 2007-03-31
CALIPER LIFE SCIENCES INC
filed 2007-05-10
CIK 1014672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2007.

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

Large accelerated filer    ☐                Accelerated filer    ☒                Non-accelerated filer   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No    ☒

NUMBER OF SHARES OF COMMON STOCK OUTSTANDING ON April 30, 2007:  47,169,372

CALIPER LIFE SCIENCES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CALIPER LIFE SCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(unaudited)

	March 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$9,905	$11,634
Marketable securities	11,655	13,303
Accounts receivable, net	24,829	30,822
Inventories	21,823	18,758
Prepaid expenses and other current assets	3,789	2,273
Total current assets	72,001	76,790
Property and equipment, net	12,587	13,182
Core technologies, net	27,904	28,765
Developed and contract technologies, net	13,071	14,285
Other intangibles, net	9,994	9,756
Goodwill	80,776	80,776
Other assets	1,858	1,499
Total assets	$218,191	$225,053
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,811	$8,740
Accrued compensation	8,026	7,417
Other accrued liabilities	11,029	11,563
Deferred revenue and customer deposits	18,520	15,112
Current portion of accrued restructuring	4,756	7,008
Current portion of long-term obligations	64	98
Total current liabilities	51,206	49,938
Noncurrent portion of accrued restructuring	1,317	2,152
Noncurrent portion of credit facility	8,587	8,587
Other noncurrent liabilities	5,533	5,837
Deferred tax liability	1,130	1,130
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock	—	—
Common stock	47	47
Additional paid-in capital	369,550	366,942
Accumulated deficit	(219,637)	(210,040)
Accumulated other comprehensive income	458	460
Total stockholders’ equity	150,418	157,409
Total liabilities and stockholders’ equity	$218,191	$225,053

See accompanying notes.

CALIPER LIFE SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2007	2006
Revenues:
Product revenue	$15,261	$14,698
Service revenue	8,930	5,043
License fees and contract revenue	4,249	2,558
Total revenue	28,440	22,299
Costs and expenses:
Cost of product revenue	9,967	9,789
Cost of service revenue	5,653	2,839
Cost of license revenue	442	—
Research and development	6,774	4,458
Selling, general and administrative	12,607	8,476
Amortization of intangible assets	2,537	1,254
Restructuring charges, net	26	42
Total costs and expenses	38,006	26,858
Operating loss	(9,566)	(4,559)
Interest income, net	7	191
Other income, net	13	53
Loss before income taxes	(9,546)	(4,315)
Provision for income taxes	(51)	(134)
Net loss	$(9,597)	$(4,449)

Net loss per common share, basic and diluted	$(0.20)	$(0.13)
Shares used in computing net loss per common share, basic and diluted	46,979	33,518

See accompanying notes.

CALIPER LIFE SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2007	2006
Operating activities
Net loss	$(9,597)	$(4,449)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	3,503	2,037
Stock-based compensation expense	1,353	1,286
Non-cash restructuring charge, net	26	42
Foreign currency exchange gains	(9)	(62)
Changes in operating assets and liabilities:
Accounts receivable	6,036	2,271
Inventories	(3,044)	(1,155)
Prepaid expenses and other current assets	(1,516)	(405)
Accounts payable and other accrued liabilities	(1,202)	(94)
Accrued compensation	659	(1,451)
Deferred revenue and customer deposits	3,387	294
Other noncurrent liabilities	(304)	442
Payments of accrued restructuring obligations, net	(3,223)	(776)
Net cash from operating activities	(3,931)	(2,020)
Investing activities
Purchases of marketable securities	(1,648)	(7,219)
Proceeds from sales of marketable securities	257	364
Proceeds from maturities of marketable securities	3,039	10,237
Other assets	(358)	(408)
Change in restricted cash	—	24
Purchases of property and equipment	(370)	(2,145)
Net cash from investing activities	920	853
Financing activities
Payments of obligations under sale-leaseback arrangements	(34)	—
Payments of other obligations	—	(37)
Proceeds from issuance of common stock	1,311	116
Net cash from financing activities	1,277	79
Effect of exchange rates on changes in cash and cash equivalents	5	15
Net decrease in cash and cash equivalents	(1,729)	(1,073)
Cash and cash equivalents at beginning of period	11,634	8,096
Cash and cash equivalents at end of period	$9,905	$7,023

See accompanying notes.

CALIPER LIFE SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

(Unaudited)

1. Organization and Basis of Presentation

Caliper Life Sciences, Inc. (Caliper) was incorporated in the state of Delaware on July 26, 1995. Caliper provides products and services spanning in vitro and in vivo pre-clinical research to enable pharmaceutical and biotechnology companies, and research institutes, to advance knowledge, gain insights earlier in basic research and reduce costs and standardize analytical techniques across four key areas of the pre-clinical drug discovery and development chain: screening; pharmacokinetics/pharmacodynamics, ADME/Tox; and drug dosage and formulation testing. Caliper’s strategy is to provide tools and services that are relevant to and predictive of drug effects in humans. Caliper currently operates in one business segment: the development and commercialization of life science instruments and related consumables and services for use in drug discovery and development and other life sciences research.

Financial Statement Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.  For example, Caliper typically experiences higher revenues in the fourth quarter of its fiscal year as a result of capital spending patterns of its customers.  The consolidated balance sheet as of December 31, 2006 has been derived from audited financial statements as of that date. For further information, refer to the financial statements and notes thereto included in Caliper’s Annual Report on Form 10-K for the year ended December 31, 2006.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2. Summary of Significant Accounting Principles

Revenue Recognition

General Policy

Caliper recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable, and collectibility is reasonably assured or probable, as applicable. Revenue is recognized on product sales when goods are shipped under Caliper’s standard terms of “FOB origin.”  Revenue associated with customer product purchases delivered under terms of “FOB destination” is deferred until product is delivered to the customer. Revenues on shipments subject to customer acceptance provisions are recognized only upon customer acceptance, provided all other revenue recognition criteria are met. In general, sales made by Caliper do not include general return rights or privileges. In the limited circumstance where a right of return exists, Caliper recognizes revenue when the right has lapsed. Based upon Caliper’s prior experiences, sales returns have not been significant and therefore a general provision for sales returns or other allowances is not recorded at the time of sale. Revenue from services offered by Caliper is generally recognized as the services are performed (or, as applicable, ratably over the contract service term in the case of annual maintenance contracts). Provision is made at the time of sale for estimated costs related to Caliper’s warranty obligations to customers.

Our revenue arrangements may include the sale of an instrument, consumables, software, service, technology licenses, installation and training. Revenue arrangements may include one of these single elements, or may incorporate one or more elements in a single transaction or combination of related transactions. Caliper applies the following guidance to its various revenue arrangements:

Emerging Issues Task Force (EITF) Issue No.00-21, Revenue Arrangements with Multiple Deliverables, (EITF 00-21).  When multiple contractual elements exist in an arrangement, and software is incidental, the contractual elements are divided into separate units of accounting if the deliverables in the arrangement meet certain criteria under EITF 00-21. The criteria applied to multiple element arrangements are whether (a) each delivered element has standalone value to the customer, (b) there is objective and reliable evidence of fair value of the undelivered elements, and, if applicable, (c) delivery or performance of the undelivered elements is probable and within the control of Caliper. Consideration for the arrangement is allocated among the separate units of accounting based on their relative fair values, or based upon the residual method when fair value exists only for remaining undelivered items, and the amount of revenue allocable to the delivered item(s) is recognized in accordance with the requirements of SAB 104, Revenue Recognition (a replacement of SAB 101) (SAB 104). In either case, the amount of arrangement consideration allocated to the delivered item(s) is limited to the amount that is not contingent on Caliper delivering additional products or services.

Statement of Position 97-2, Software Revenue Recognition and EITF Issue No.03-5, Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-than-Incidental Software( SOP 97-2). When Caliper’s revenue arrangements include the sale of an instrument in which the software is more than incidental, revenue is recognized in accordance with SOP 97-2. Caliper allocates revenue on the arrangement between software and non-software related deliverables based on fair value as required by EITF 03-5. Revenue allocated to the software deliverable is recognized in accordance with SOP 97-2. If there is vendor-specific objective evidence of the fair value(s) of the undelivered item(s) in an arrangement, but no such evidence for the delivered item(s), Caliper uses the residual method to allocate the arrangement consideration associated with the software deliverables. Revenue allocated to non-software deliverables is further allocated based on the separation criteria established in EITF 00-21. When items included in a multiple-element arrangement represent separate units of accounting and there is objective and reliable evidence of fair value for all items included in the arrangement, Caliper allocates the arrangement consideration to the individual items based on their relative fair values. If there is objective and reliable evidence of the fair value(s) of the undelivered item(s) in an arrangement, but no such evidence for the delivered item(s), Caliper uses the residual method to allocate the arrangement consideration. In either case, the amount of arrangement consideration allocated to the delivered item(s) is limited to the amount that is not contingent on Caliper delivering additional products or services.

Cash received from customers as advance deposits for undelivered products and services, including contract research and development services, is recorded within customer deposits until revenue is recognized. Revenue related to annual maintenance contracts or other remaining undelivered performance obligations is deferred and recognized upon completion of the underlying performance criteria.

Product Revenue

Product revenue is recognized upon the shipment and transfer of title to customers and is recorded net of discounts and allowances. Revenues on shipments subject to customer acceptance provisions are recognized only upon customer acceptance, provided all other revenue recognition criteria are met. Customer product purchases are generally delivered under standardized terms of “FOB origin” with the customer assuming the risks and rewards of product ownership at the time of shipping from Caliper’s warehouse. Revenue associated with customer product purchases delivered under terms of “FOB destination” is deferred until product is delivered to the customer. In accordance with EITF 00-21 or SOP 97-2, Caliper defers the fair value of any elements that remain undelivered after product shipment and/or acceptance (as applicable), such as remaining services to be performed.

In certain cases, customers will be charged on a datapoint pricing basis for their usage of chips. Datapoints are the test results that Caliper’s customers record when they use Caliper’s instruments in order to perform a particular LabChip assay. Caliper records datapoint revenues in the period that Caliper’s customers produce these datapoints and communicate such use to Caliper. Under minimum datapoint fee arrangements, datapoint revenues are recorded over the period during which the minimum applies, provided Caliper has no ongoing performance obligations with respect to these minimum fees.

Service and Annual Maintenance Agreements

Service revenue is recognized as services are performed, typically using the proportional performance method based upon defined outputs or other reasonable measures as applicable, or ratably over the contract service term in the case of annual maintenance contracts. Customers may purchase optional warranty coverage during the initial standard warranty term and annual maintenance contracts beyond the standard warranty expiration. These optional service offerings are not included in the price Caliper charges customers for the initial product purchase. Under Caliper’s standard warranty, the customer is entitled to repair or replacement of defective goods. Software upgrades are not included in the standard warranty.

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

Warranty Obligations

Caliper provides for estimated warranty expenses as a component of cost of revenue at the time product revenue is recognized in accordance with FAS 5, Accounting for Contingencies and FASB Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others. Caliper offers a one-year limited warranty on most products, which is included in the selling price. Caliper’s standard limited warranty covers repair or replacement of defective goods, a preventative maintenance visit on certain products, and telephone-based technical support. Factors that affect Caliper’s warranty liability include the number of installed units, historical and anticipated rates of warranty claims, and cost per claim. Caliper periodically assesses the adequacy of its recorded warranty liabilities and adjusts amounts as necessary.

Changes in Caliper’s warranty obligation are as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Balance at beginning of period	$2,223	$1,555
Warranties issued during the period	596	702
Settlements made during the period	(597)	(555)
Balance at end of period	$2,222	$1,702

Net Loss Per Share

Basic earnings per share is calculated based on the weighted-average number of common shares outstanding during the period. Diluted earnings per share would give effect to the dilutive effect of common stock equivalents consisting of stock options, unvested restricted stock, unvested restricted stock units and warrants (calculated using the treasury stock method).

Common stock equivalents equal to 13.9 million and 7.8 million shares (prior to the application of the treasury stock method) were excluded from the computation of net loss per share in each of the three months ended March 31, 2007 and 2006, respectively, as they would have an antidilutive effect due to Caliper’s net loss.

Income Taxes

We adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes as of January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements under SFAS No. 109 and prescribes a comprehensive model for the recognition, measurement, and financial statement disclosure of uncertain tax positions. Unrecognized tax benefits are the differences between tax positions taken, or expected to be taken, in tax returns, and the benefits recognized for accounting purposes pursuant to FIN 48. As a result of adopting the provisions of FIN 48, we recognized no change in the amount of unrecognized tax benefits that are recorded in our financial statements. In connection with the adoption of FIN 48, we have classified uncertain tax positions as short-term liabilities within accrued expenses.

The total amount of unrecognized tax benefits as of January 1, 2007 was approximately $333,000, all of which, if recognized, would affect our effective tax rate, and was unchanged as of March 31, 2007. In the ordinary course of our business, our income tax filings are regularly under audit by tax authorities. While we believe we have appropriately provided for all uncertain tax positions, amounts asserted by taxing authorities could be greater or less than our accrued position. Accordingly, additional provisions on income tax matters, or reductions of previously accrued provisions, could be recorded in the future as we revise our estimates due to changing facts and circumstances or the underlying matters are settled or otherwise resolved. We are currently undergoing tax examinations by one state tax authority and we anticipate that this examination will be concluded within the next twelve months, and it is possible that this event will affect existing tax reserves.  An estimate of the range of possible changes to existing reserves cannot be made at this time. Federal and remaining state taxes for the years 2002 through 2006 are subject to examination, as well as foreign jurisdiction tax returns covering these same periods.

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. Interest and penalties accrued as of March 31, 2007 were not material.

3. Acquisitions

On August 9, 2006, Caliper completed its acquisition of Xenogen Corporation for $62.1 million, including $52.2 million in Caliper common stock, $7.1 million in warrants and $2.8 million of estimated direct acquisition costs. The allocation of the purchase price is expected to be finalized within one year of the acquisition upon resolution of assumed obligations and potential liabilities. Xenogen’s operations assumed as of the date of acquisition are included in the results of Caliper for all periods after August 9, 2006.

4. Inventories

 Inventories are stated at the lower of cost (determined on a first-in, first-out basis, or “FIFO”) or market. Amounts are relieved from inventory and recognized as a component of cost of sales on a FIFO basis. Inventories consist of the following (in thousands):

	March 31,	December 31,
	2007	2006
Raw material	$12,952	$9,998
Work-in-process	1,227	1,380
Finished goods	7,644	7,380
	$21,823	$18,758

5. Comprehensive Loss

Comprehensive loss is as follows (in thousands):

	Three Months Ended
	March 31,
	2007	2006
Net loss	$(9,597)	$(4,449)
Unrealized (loss) gain on marketable securities	(2)	65
Foreign currency translation gain	9	8
Comprehensive loss	$(9,590)	$(4,376)

6. Restructuring Activities

During the period from May 2003 through December 2006, Caliper incurred restructuring charges and credits related to planned workforce reductions and facility closures that were undertaken by management to control costs and improve the focus of its operations in order to reduce losses. Certain of these activities took place following Caliper’s acquisition of Zymark in 2003.   The following actions were originally charged (credited) to restructuring charges in the accompanying statement of operations and continue to be reflected as components of accrued restructuring costs as of March 31, 2007:

•                  In November 2003, Caliper closed one of its three facilities in Mountain View, California that was used primarily for instrument manufacturing and research and development activities, and recognized a $7.7 million charge related to costs estimated over the remainder of the lease (which terminates in June 2008).

•                  In June 2004, Caliper vacated excess facility space in Mountain View, California that was primarily used for research and development activities, and recognized an additional $2.2 million charge related to costs estimated over the remainder of the lease (which terminates in June 2008).

•                  In December 2004, Caliper further consolidated research and development dedicated space in Mountain View, California and at the same time reassessed its previously made restructuring costs estimates.  An additional $3.6 million charge was recorded to reflect the latest closure and to adjust the fair value of its remaining lease payments as of December 31, 2004.

•                  In December 2005, Caliper recorded a $1.4 million restructuring credit to reflect the net present value of future sublease rental income based upon subleases it was able to secure in 2005.

•                  In December 2006, Caliper adjusted its restructuring obligations by $124,000 to reflect the anticipated increase in operating costs for idled facilities over the remainder of the respective lease terms.

The above facility closures were accounted for in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, pursuant to which Caliper recorded a liability equal to the fair value of the remaining lease payments as of the cease-use date for each of the closed facilities. Fair value was determined based upon the discounted present value of remaining lease rentals (5% discount rate used), for the space no longer occupied, considering sublease income at each point in time.

The two vacated facilities in Mountain View, California each include 28,800 square feet of space. Minimum annual lease and operating expense payments remaining under these leases, which escalate at 3 to 4% annually, are approximately $2.9 million and $1.9 million in 2007 and 2008, respectively. During 2005, Caliper entered into sublease agreements for approximately 73% of its idled facilities in Mountain View, California. The agreements extend through June 2008, the end of the current lease agreement for the facilities. Basic rent and operating expenses remaining under the subleases is approximately $630,000 in 2007 and $403,000 in 2008. In connection with the subleases, $78,000 in deposits is being held by Caliper.

In connection with the acquisition of Xenogen, Caliper incurred costs that have been accounted for in accordance with EITF No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, pursuant to which Caliper recorded a liability based on a defined exit plan equal to the fair value of the facility obligations and the costs related to the involuntarily terminated individuals.

•                  Caliper identified severance and other expenses relating to the involuntary termination of personnel performing general and administrative and manufacturing functions and established an assumed liability of $3.5 million related to this activity. This action reduced the total Xenogen workforce by approximately 34 employees, or approximately 6%. Substantially all affected employees were terminated by December 31, 2006. All associated severance payments will be completed by June 30, 2007.

•                  Caliper left unoccupied one of the Xenogen facilities in Alameda, California with the intention to sublease the facility. As of August 9, 2006, Caliper established a liability of $1.0 million related to this lease obligation. The fair value of the lease obligation was determined based upon the discounted present value of remaining lease rentals (8.75% discount rate used) for the space no longer occupied, considering sublease income it receives and expects to receive. The lease term expires April 30, 2011.

Caliper also assumed a $1.0 million obligation related to Xenogen’s St. Louis, Missouri facility. The facility closure was previously accounted for in accordance with EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). The fair value of the assumed obligation was determined based upon the discounted present value of remaining lease rentals (using a discount rate of 8.75%) for the space no longer occupied, considering sublease income potential of the property. The lease term expires April 30, 2010.

The following table summarizes the restructuring accrual activity during the three months ended March 31, 2007 (in thousands):

	Severance and Related	Facilities	Total
Balance, December 31, 2006	$3,041	$6,119	$9,160
Interest accretion	—	91	91
Payments	(2,167)	(1,011)	(3,178)

Balance, March 31, 2007	$874	$5,199	$6,073

The remaining severance and facility obligations are payable as follows (in thousands):

	Severance and Related	Facilities	Total
Years ending December 31:
2007 (9 months ended)	$874	$3,326	$4,200
2008	—	1,988	1,988
2009	—	339	339
2010	—	132	132
2011	—	8	8

Total minimum payments	874	5,793	6,667
Less: Amount representing interest	—	594	594

Present value of future payments	874	5,199	6,073
Less: Current portion of obligations	874	3,882	4,756

Non-current portion of obligations	$—	$1,317	$1,317

7.  Credit Facility and Other Long-Term Obligations

On August 9, 2006, Caliper entered into a loan and security agreement with a bank, as modified by a First Loan Modification Amendment dated February 26, 2007, (the “Credit Facility”) which permits Caliper to borrow up to $20.0 million in the form of revolving loan advances including up to $5.0 million in the form of letters of credit.  Principal borrowings under the Credit Facility accrue interest at a floating per annum rate equal to the prime rate if Caliper’s unrestricted cash held at the bank exceeds $20.0 million, or prime plus one-half of one percentage point if Caliper’s unrestricted cash held at the bank is below $20.0 million.   Under the Credit Facility, Caliper is permitted to borrow up to $20.0 million, provided it maintains unrestricted cash of at least $20.0 million with the bank, or is otherwise subject to a borrowing base limit consisting of up to (a) 80% of eligible accounts receivable, as defined, plus (b) the lesser of 90% of Caliper’s unrestricted cash maintained at the bank or $10.0 million.  The Credit Facility has a two-year initial maturity, and is considered long-term as of March 31, 2007.  During the first eighteen (18) months following Caliper’s merger with Xenogen, Caliper is required to pay interest on a minimum of $8.0 million of outstanding borrowings.  The Credit Facility serves as a source of capital for ongoing operations and working capital needs.

The Credit Facility includes traditional lending and reporting covenants including that certain financial covenants applicable to liquidity and earnings are to be maintained by Caliper and tested as of the last day of each quarter. As of March 31, 2007, Caliper was in compliance with these covenants. The Credit Facility also includes several potential events of default such as payment default, material adverse change conditions and insolvency conditions that could cause interest to be charged at prime plus two percentage points, or in the event of any uncured events of default, could result in the bank’s right to declare all outstanding obligations immediately due and payable.

At March 31, 2007, there was approximately $8.6 million outstanding under the credit facility and approximately $11.4 million was available for future borrowings under the Credit Facility.  This amount is restricted by $3.3 million in standby letters of credit related to Caliper’s facilities.

8.  Commitments and Contingencies

In-License Obligations

On March 30, 2007, Caliper entered into an exclusive license agreement with Monogram Biosciences, Inc. (“Monogram”) to license substantial portions of Monogram’s microfluidic patent portfolio. Under the license agreement, Caliper is obligated to pay ongoing royalties related to product and service revenues that encompass the use of the Monogram patents, and royalty sharing for any sublicense revenue generated by Caliper. A portion of the initial license fee may be credited against royalties due to Monogram in 2007.  Over the term of the patents, Caliper owes minimum royalties of not more than $100,000 per year for calendar years 2007 through 2024.

On August 9, 2006, Stanford University provided Xenogen with a copy of an audit report prepared by a third party consultant which asserted certain claims of underpayments under the license agreement between Stanford and Xenogen during the period from 2002 through March 31, 2006 based upon the consultant’s interpretation of Xenogen’s exclusive license with Stanford.  Upon review of the audit report, Caliper determined that additional royalties of $71,000 were owed to Stanford, and recorded such amount as an assumed obligation as of August 9, 2006 in connection with Caliper’s acquisition of Xenogen.  Caliper is contesting the remaining payment obligation that is claimed in the Stanford audit report, and as a result, has not accrued for any additional liability beyond the $71,000 of royalties that have been accrued and paid.  At any time, either party may choose binding arbitration to resolve any dispute over the amount of back royalties owed, if any.  The amount of any remaining contingent obligation, if any, cannot currently be estimated, nor does Caliper believe that it is probable that a liability exists.  However, Caliper believes that this matter will be resolved within the next twelve months.  In accordance with SFAS 141, Caliper will account for any additional liability related to the identified contingent obligation as of August 9, 2006 as additional purchase price which will be recorded to goodwill.

Legal Proceedings

Commencing on June 7, 2001, Caliper and three of its officers and directors (David V. Milligan, Daniel L. Kisner and James L. Knighton) were named as defendants in three securities class action lawsuits filed in the United States District Court for the Southern District of New York. The cases have been consolidated under the caption, In re Caliper Technologies Corp. Initial Public Offering Securities Litigation, 01 Civ. 5072 (SAS) (GBD). Similar complaints were filed against approximately 300 other public companies that conducted initial public offerings of their common stock during the late 1990s (the “IPO Lawsuits”). On August 8, 2001, the IPO Lawsuits were consolidated for pretrial purposes before United States Judge Shira Scheindlin of the Southern District of New York. Together, those cases are denominated In re Initial Public Offering Securities Litigation, 21 MC 92(SAS). On April 19, 2002, a Consolidated Amended Complaint was filed alleging claims against Caliper and the individual defendants under Sections 11 and 15 of the Securities Act of 1933, and under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as well as Rule 10b-5 promulgated thereunder. The Consolidated Amended Complaint also names certain underwriters of Caliper’s December 1999 initial public offering of common stock as defendants. The Complaint alleges that these underwriters charged excessive, undisclosed commissions to investors and entered into improper agreements with investors relating to aftermarket transactions. The Complaint seeks an unspecified amount of money damages. Caliper and the other issuers named as defendants in the IPO Lawsuits moved on July 15, 2002, to dismiss all claims on multiple grounds. By Stipulation and Order dated October 9, 2002, the claims against Messrs. Milligan, Kisner and Knighton were dismissed without prejudice. On February 19, 2003, the Court granted Caliper’s motion to dismiss all claims against it. Plaintiffs were not given the right to replead the claims against Caliper. The time to appeal the dismissal has not yet expired. In May 2003, a Memorandum of Understanding was executed by counsel for plaintiffs, issuers and their insurers setting forth the terms of a settlement that would result in the termination of all claims brought by plaintiffs against the issuers and individual defendants named in the IPO Lawsuits. On July 7, 2003, a Special Litigation Committee of the Caliper Board of Directors approved the settlement terms described in that Memorandum of Understanding, which was subsequently set forth in a definitive Settlement Agreement among the settling parties. On February 15, 2005, Judge Scheindlin issued an order granting preliminary approval of the settlement, subject to certain modifications. The parties agreed to those modifications and on August 31, 2005, Judge Scheindlin issued an order granting preliminary approval of the settlement as modified and certifying settlement classes. The fairness hearing for final approval of the settlement was held on April 24, 2006. Before Judge Scheindlin issued any order regarding the Court’s decision with respect to the final approval of the settlement, on December 5, 2006 the Court of Appeals for the Second Circuit issued an opinion reversing Judge Scheindlin’s prior certification of the plaintiff classes in several “focus” cases pending before her as part of the consolidated IPO lawsuits. The plaintiffs petitioned the Second Circuit for a rehearing on the class certification issue, which was denied by the Second Circuit on April 6, 2007. Judge Scheindlin has not yet issued any opinion regarding the impact of the Second Circuit’s decision reversing her prior certification of plaintiff classes in the “focus” cases on the settlement. The final resolution of this litigation is not expected to have a material impact on Caliper.

On March 7, 2005, AntiCancer, Inc. filed a lawsuit against Xenogen in the U.S. District Court for the Southern District of California (the “Court”) alleging infringement of five patents of AntiCancer. The complaint seeks damages and injunctive relief against the alleged infringement. On March 29, 2005, AntiCancer amended its complaint to include an additional claim seeking a judgment that one of Xenogen’s imaging patents exclusively in-licensed from Stanford University, U.S. patent No. 5,650,135, is invalid. On May 10, 2005, Xenogen filed its answer to AntiCancer’s amended complaint. Xenogen denied all of AntiCancer’s allegations and asserted various affirmative defenses, including its position that AntiCancer’s patents cited in its complaint, and its patent claims relating to in vivo imaging of fluorescence, are invalid, unenforceable, and not infringed by Xenogen. Caliper, as successor-in-interest to Xenogen, continues to vigorously defend against AntiCancer’s claims and believes AntiCancer’s complaint is without merit. Concurrent with filing Xenogen’s answer to AntiCancer’s original complaint, Xenogen had filed its own counterclaims against AntiCancer. Xenogen’s counterclaims allege that AntiCancer infringes four of Xenogen’s U.S. patents, Nos. 5,650,135, 6,649,143, 6,939,533, and 6,916,462, all of which relate to in vivo imaging and have earlier priority dates than each of the patents asserted by AntiCancer in its amended complaint. Both parties seek injunctive relief and an unspecified amount of damages, including enhanced damages for willful infringement. Caliper intends to vigorously pursue its claims against AntiCancer. The Court completed only the first three days of a Markman hearing relating to these claims, from June 13, 2006 through June 15, 2006. The Court then stopped the Markman hearing in order to permit Xenogen to pursue a motion to disqualify counsel for AntiCancer based on information discovered by Xenogen on the first day of the Markman hearing. On July 14, 2006, Xenogen filed its motion to disqualify AntiCancer’s attorneys due to numerous violations of ethical rules by such attorneys. After a hearing on this motion, on August 10, 2006, the Court issued detailed findings of fact which found several violations of applicable ethical rules by counsel for AntiCancer. As a result, the Court issued an Order which granted Xenogen’s motion to disqualify AntiCancer’s attorneys. On October 18, 2006, the Court issued a supplemental and clarifying Order to its previous August 10, 2006 Order in which the Court, among other things, (i) granted Xenogen’s motion to nullify all results of the previously suspended Markman hearing, (ii) ordered the Markman papers and hearing to be restarted without the use of any materials prepared by AntiCancer’s disqualified counsel, (iii) granted Xenogen’s motion to prohibit the transfer of tainted files to AntiCancer’s successor counsel, and (iv) granted AntiCancer permission until November 6, 2006 to amend its complaint. On November 6, 2006, AntiCancer filed its third amended complaint in this matter and voluntarily dismissed Stanford University from this proceeding. The third amended complaint purported to add Caliper as a defendant, though Caliper has yet to be served with the third amended complaint. In response to AntiCancer’s third amended complaint, Xenogen filed both (i) a motion to strike and for a more definite statement and (ii) a motion for sanctions including dismissal against AntiCancer for failure to comply with Federal Rule of Civil Procedure 11. On April 12, 2007, the Court issued an Order which noted that all of Xenogen’s objections set forth in its motion to strike and for a more definite statement had merit, and ordered AntiCancer to file a fourth amended complaint. AntiCancer has until May 14, 2007 to file its fourth amended complaint, after which Xenogen will file its responsive papers to this complaint. On April 18, 2007, the Court issued an order denying Xenogen’s motion for sanctions for failure to comply with Federal Rule of Civil Procedure 11. On April 30, 2007, following a case management conference held on April 27, 2007, the U.S. Magistrate Judge for this case issued an Order which noted the Court’s concern that AntiCancer may be delinquent in responding to Xenogen’s requests that AntiCancer identify an accused device or practice for at least one claim of each patent asserted by AntiCancer, and ordered compliance with the disclosure provisions of the local rules for patent litigation. Another case management conference has been scheduled for June 1, 2007 to discuss the scheduling of the disclosures required by the patent local rules and the dates for a new Markman hearing.

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

9. Stockholders’ Equity

Common Stock

During the three months ended March 31, 2007, Caliper issued 353,530 shares of common stock, increasing the total shares outstanding as of March 31, 2007 to 47,165,845.  The increase in shares relates to shares issued as a result of stock option exercises and vesting of restricted stock.

Stock-Based Compensation

Caliper accounts for stock-based compensation in accordance with Statement of Financial Accounting Standard No. 123R, Share-Based Payment (“SFAS 123R”), which requires all share-based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on their fair values. Caliper estimates the fair value of each option award on the date of grant using the Black-Scholes-Merton based option-pricing model.

Stock-based compensation expense is included within costs and expenses as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Cost of product revenue	$128	$127
Cost of service revenue	43	25
Research and development	254	240
Selling, general and administrative	928	894
Total	$1,353	$1,286

On March 31, 2007, Caliper had five share-based compensation plans (the “Plans”), which are described within Note 13 of our audited financial statements included in Caliper’s Annual Report on Form 10-K for the year ended December 31, 2006.

The fair value of each option award issued under Caliper’s equity plans is estimated on the date of grant using a Black-Scholes-Merton based option pricing model that uses the assumptions noted in the following table. Expected volatilities are based on historical volatility of Caliper’s stock. The expected term of the options is based on Caliper’s historical option exercise data taking into consideration the exercise patterns of the option holders during the option’s life. The risk-free interest rate is based on the U.S. Treasury yield curve in effect on the date of the grant.

	Three Months Ended March 31,
	2007	2006

Expected volatility (%)	40	45
Risk-free interest rate (%)	4.50	4.80
Expected term (years)	4.2	4.3
Expected dividend yield (%)	—	—

A summary of stock option and restricted stock activity under the Plans as of March 31, 2007, and changes during the three months then ended is as follows:

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)

Outstanding at December 31, 2006	6,713,292	$6.31
Granted	973,000	5.93
Exercised	(335,977)	5.97
Canceled	(431,476)	11.37
Outstanding at March 31, 2007	6,918,839	$6.05	6.9	$4,756
Exercisable at March 31, 2007	4,356,547	$6.11	5.8	$4,503
Unvested at March 31, 2007	2,562,292	$5.95		$253

Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value

Outstanding and non-vested at December 31, 2006	567,090	$6.30
Granted	241,664	5.81
Vested	(42,313)	6.51
Unvested repurchases	(2,343)	5.91
Outstanding and non-vested at March 31, 2007	764,098	$6.13

During the quarter ended March 31, 2007, Caliper granted its employees and directors 973,000 options at a weighted average grant date fair value of $2.23 per share. The total intrinsic value of options exercised during the quarter ended March 31, 2007 was approximately $0.7 million. The total fair value of restricted stock that vested during the quarter ended March 31, 2007 was approximately $0.3 million.

As of March 31, 2007, there was $9.1 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements granted under the Plans.  That cost is expected to be recognized over a weighted-average remaining service (vesting) period of approximately 2.9 years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of March 31, 2007 and for the three months ended March 31, 2007 and March 31, 2006 should be read in conjunction with our financial statements included in this Quarterly Report on Form 10-Q and Management’s Discussion and Analysis of Financial Condition and Results of Operations and our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Executive Summary

Business

Caliper Life Sciences sells products, services and integrated systems composed of instruments, software and reagents to life sciences biomedical and pharmaceutical researchers. We believe our offerings enable our customers to accelerate drug discovery, enhance the diagnosis of disease and facilitate scientific research. Our strategy is to transform drug discovery and development through technologies and services that are relevant to and predictive of drug effects in humans. Our products and services, assembled from our leading portfolio of microfluidics, automation, liquid handling, and molecular imaging technologies, address key issues related to research and the critical path of pre-clinical drug discovery and development, and molecular diagnostics.

On August 9, 2006, we completed our acquisition of Xenogen Corporation. Xenogen developed and marketed products, technologies and services for acquiring, analyzing and managing complex image data from live animals. Our acquisition of Xenogen provides us entry into the fast-growing molecular imaging market, and positions us as one of the first life science instrumentation companies able to provide an integrated portfolio of products and services for both in vitro (referring to tests or reactions taking place outside a living organism) and in vivo (referring to tests or reactions taking place inside a living organism) research.

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

We have multiple channels of distribution for our products: direct to customers, indirect through our international network of distributors, through partnership channels under our Caliper Driven program and through joint marketing agreements. Through our direct and indirect channels, we sell products, services and complete system solutions, developed by us, to end customers. Our Caliper Driven program is core to our business strategy and complementary to our direct sales and distribution network activities, as it enables us to extend the commercial potential of our LabChip and advanced liquid handling technologies into new industries and new applications with commercial partners. We also utilize joint marketing agreements to enable others to market and distribute our products. By using direct and indirect distribution, and out-licensing our technology under our Caliper Driven program, we seek to maximize penetration of our products and technologies into the marketplace and position Caliper as a leader in the life sciences tools market.

Overview of First Quarter 2007

During the first quarter of 2007, we achieved total revenue of $28.4 million, which represented a 28% net increase compared to revenue in the first quarter of 2006. All of the growth in the quarter was attributed to our acquisition of Xenogen. Product revenue from our in vitro automation and microfluidic product families was down by 25% in comparison to the first quarter of 2006 including the following key factors:

•                  Affymetrix and Agilent (OEM) sales reductions.  Related to Affymetrix, the decline was due to the absence of any GCAS system sales during the quarter.  In the case of Agilent, in comparison to the first quarter of 2006, we no longer provide to Agilent either reagents or chips for Agilent’s discontinued ALP 5100 instrument platform.

•                  In vitro drug discovery instruments.  The principal causes for the decline in our in vitro drug discovery instruments sales included fewer completed Staccato installations due to an especially strong quarter one year ago in Europe; a decrease in LabChip 3000 placements; lower OEM product sales such as Twister microplate handling instruments and budgetary spending delays at certain customers.

Within our Caliper Discovery and Alliances Services (CDAS) business we secured significant new contracts with both Pfizer and the EPA.  Under the Pfizer agreement, we will use our advanced in vivo profiling capabilities to help Pfizer explore drug candidate potential beyond the initial disease indications.  Often a drug only has only 4 to 6 years of patent life left by the time it reaches commercial markets.  As a result, exploring opportunities for label expansion can be a critical aspect of pharma strategy to leverage research and development investment.  The EPA contract which we won in a competitive process is an important validation of the quality and relevance of our in vitro services. The contract award range is $1.4 million to $69 million over two to five years providing considerable future revenue potential for CDAS depending on EPA’s ultimate scope of work. CDAS’ role is to assist the EPA in developing new approaches to identify toxic environmental chemicals.

In our microfluidics business we acquired exclusive rights from Monogram Biosciences to the majority of the former ACLARA microfluidics patent portfolio. This solidifies our position of controlling the most comprehensive IP estate in the industry with more than 335 issued US patents. This move expands the overall breadth and versatility of our IP which we can license to partners under our Caliper Driven licensing program or use for in-house development.

Shortly after the Monogram deal, we signed a new development license with Wako Pure Chemical, a subsidiary of Takeda and a long-time collaborator in microfluidics. Wako is working with our IP estate to explore development of new diagnostic systems targeted at decentralized testing in hospitals and clinics.

Critical Accounting Estimates

The critical accounting policies used in the preparation of our financial statements that we believe affect our significant judgments and estimates used in the preparation of our consolidated financial statements presented in this report are described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in the Notes to the Consolidated Financial Statements, each included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. There have been no material changes to the critical accounting policies since the filing of that report.

Results of Operations for the Three Months Ended March 31, 2007 and 2006

Operating results for the three months ended march 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.  For example, Caliper typically experiences higher revenues in the fourth quarter of its fiscal year as s result of capital spending patters of its customers.

Revenue

	Three Months Ended March 31,
(In thousands)	2007	2006	$ Change	% Change
Product revenue	$15,261	$14,698	$563	4%

Service revenue	8,930	5,043	3,887	77%

License fees and contract revenue	4,249	2,558	1,691	66%

Total Revenues	$28,440	$22,299	$6,141	28%

Total Revenue.  Our total revenue increase during the first quarter of 2007 compared to the first quarter of 2006 resulted primarily from $10.2 million of revenues generated from our acquisition of Xenogen in August of 2006 and incremental out-license revenues of $1.0 million under our Caliper Driven program.  We experienced offsetting declines in certain in vitro drug discovery product sales.  These declines were primarily related to delayed purchases by a few of our largest customers, a significant decrease in Staccato system sales in comparison to an unusually strong first quarter of 2006 within our European operations, and decreases in Affymetrix and Agilent OEM sales.  Based on developing trends, we expect to see certain of these conditions reverse over the remainder of 2007 resulting in positive growth.

Product Revenue.  Product revenue increased during the first quarter of 2007 compared to the first quarter of 2006 primarily as a result of our Xenogen acquisition. The Xenogen IVIS imaging systems generated $5.2 million of revenue in the quarter.  A total of 25 IVIS instruments were sold during the quarter, representing a 39% increase over 18 units sold by Xenogen in the first quarter of 2006, prior to the acquisition when it operated as a stand alone reporting entity.  Other product sales declined $4.7 million during the first quarter of 2007 compared to the first quarter of 2006.  The key elements of this decline included: $1.7 million of lower Staccato system sales in 2007 which compared unfavorably to a larger number of completed installations in the first quarter of 2006; $1.0 million of lower LabChip 3000 instrument sales, offset by $0.5 million of higher revenue from LabChip 90 and Desktop Profiler instrument sales; $0.7 million of lower sales to Agilent as a result of no sales of ALP chips for the discontinued ALP 5100 instrument platform and reduced first quarter demand from Agilent for planar chips and reagents marketed by Agilent on an OEM basis; and no GCAS sales to Affymetrix during the first quarter, compared to $0.6 million of GCAS software upgrades sold to Affymetrix in the first quarter of 2006.  A total of 11 LabChip instruments were placed in the first quarter of 2007 versus 13 systems in the first quarter of 2006.  The remaining $1.2 million decrease was widespread among our remaining drug discovery product sales and is largely attributable to lower OEM product sales such as sales of our Twister microplate handling instrument and a general decrease in direct channel customer spending in the first quarter of 2007.

Service Revenue. Service revenue increased during the three months ended March 31, 2007 in comparison to the same period in 2006 primarily as a result of acquired revenues of Xenogen Biosciences (now part of Caliper Discovery and Alliances Services, or CDAS).  During the three months ended March 31, 2007 maintenance services increased by $0.4 million over the same period in 2006, offset by a decrease of $0.3 million within our in-vitro drug discovery services business.

License Fees and Contract Revenue.  License fees and contract revenue increased during the three months ended March 31, 2007 primarily as a result of bio-photonic imaging license revenue generated by Xenogen and new licenses under our Caliper Driven out-licensing program.  Combined, these sources of revenue generated approximately $2.0 million of revenue to offset a decrease of $0.2 million from SBIR grant research projects conducted at NovaScreen and a $0.1 million decrease in other sources of revenue.

Costs of Revenue

	Three Months Ended March 31, 2007
(In thousands)	2007	2006	$ Change	% Change
Product	$9,967	$9,789	$178	2%

Service	5,653	2,839	2,814	99%

License	442	—	442	—

Total costs of revenues	$16,062	$12,628	$3,434	27%

Cost of Product Revenue.  Cost of product revenue increased during the three months ended March 31, 2007 due to increased product revenues, including Xenogen IVIS imaging systems which are now manufactured by us.  Manufacturing spending decreased by approximately $0.5 million during the first quarter of 2007 in comparison to the first quarter of 2006 due to personnel resources that were reassigned in the second quarter of 2006.  These decreases were partially offset by slightly higher variable spending on freight and other miscellaneous costs.

Cost of Service Revenue.  Cost of service revenue increased during the first quarter of 2007 primarily due to Xenogen Biosciences in vivo discovery services which were new to Caliper in 2007 in comparison to 2006.

Gross Margins.  Gross margin on product revenue was 35% for the three months ended March 31, 2007, as compared to 33% in the same period during 2006.  The increase in margin was primarily driven by lower personnel costs incurred by Caliper’s manufacturing and higher product sales in relation to spending levels.  Gross margin on service revenue was 37% for the three months ended March 31, 2007, as compared to 44% in comparison to the same period in 2006.  The decrease in 2007 in comparison to 2006 resulted from lower gross margins associated with Xenogen Biosciences in vivo drug discovery service revenues.  Xenogen Biosciences contributed approximately one-third of total service revenue during the first quarter of 2007 at an approximate 25% gross margin resulting in a 700 basis point decrease in services gross margins.

Expenses

	Three Months Ended March 31,
(In thousands)	2007	2006	$ Change	% Change
Research and development	$6,774	$4,458	$2,316	52%

Selling, general and administrative	12,607	8,476	4,131	49%

Amortization of intangible assets	2,537	1,254	1,283	102%

Restructuring charges	26	42	(16)	(38)%

Research and Development Expenses.  The net increase in research and development expenses during the quarter ended March 31, 2007 in comparison to the same period in 2006 is related primarily to $1.8 million of bio-imaging research and development spending we assumed as a result of acquiring Xenogen.  Other research and development expenses increased by approximately $0.5 million during the quarter in comparison to the same period in 2006, primarily related to an increase in personnel costs and an increase in project materials to support funded projects.

As a percentage of revenues, we expect research and development spending to generally decrease in the future, to the extent our revenues grow, and as we continue to closely manage discretionary spending on research programs with attractive commercial potential.  As part of our Caliper Driven program, we may potentially undertake projects that could cause our research and development costs to increase as a percentage of revenue, although such increased spending may be fully or partially funded by our commercial partners.

Selling, General and Administrative Expenses.  The net increase in selling, general and administrative expenses during the quarter ended March 31, 2007 in comparison to the same period in 2006 was primarily the result of incremental spending we assumed as a result of acquiring Xenogen.  As a result of restructuring efforts completed in 2006, we were able to achieve substantial savings by eliminating functions.  The increase in expenses compared to 2006 relates primarily to $1.9 million of additional personnel costs related to Xenogen, including approximately 20 additional sales and marketing employees that were added, $0.5 million in increased legal expenses, $0.8 million in sales and marketing related expenses and $0.8 million of all other expenses.  As noted under Part II, Item 1 “Legal Proceedings”, we are presently involved in certain legal matters, and we are currently unable to predict the level of ongoing legal costs that we will have to incur with respect to these matters.

Amortization of Intangible Assets. The increase in amortization of intangible assets for the three months ended March 31, 2007 relates to the intangible assets acquired in the Xenogen acquisition in August 2006.

Restructuring Charges. We incurred restructuring charges in 2007 and 2006 related to acquisition and integration activities that are more fully discussed in Note 6 to the accompanying financial statements.  Restructuring charges during the three month periods relate to accretion of interest on facilities, net of sub-lease income.

Interest and Other Expense, Net

	Three Months Ended March 31,
(In thousands)	2007	2006	$ Change	% Change
Interest income, net	$7	$191	$(184)	(96)%
Other income, net	13	53	(40)	(75)%

Interest Income, Net.  Interest income, net, decreased due to interest expense of $150,000 incurred on outstanding borrowing under our credit facility, which was put in place during the third quarter of 2006. In addition, interest income decreased during the first quarter ended March 31, 2007, compared to 2006 primarily due to lower cash, cash equivalents and marketable securities balances.

Other Income, Net.  Other income, net, decreased slightly on a three month basis compared to 2006 due to decreased net gains associated with sales and maturities of marketable securities.

Liquidity and Capital Resources

As of March 31, 2007, we had $21.6 million in cash, cash equivalents and marketable securities, as compared to $24.9 million as of December 31, 2006.

As noted in Note 7 of the Notes to Condensed Consolidated Financial Statements, on August 9, 2006, we entered into a credit facility with a bank which permits us to borrow up to $20.0 million in the form of revolving loan advances including up to $5.0 million in the form of letters of credit.  Principal borrowings under the Credit Facility accrue interest at a floating per annum rate equal to the prime rate if our unrestricted cash held at the bank exceeds $20.0 million, or prime plus one-half of one percentage point if Caliper’s unrestricted cash held at the bank is below $20.0 million.   Under the Credit Facility, we are permitted to borrow up to $20.0 million, provided we maintain unrestricted cash of at least $20.0 million with the bank, or are otherwise subject to a borrowing base limit consisting of up to (a) 80% of eligible accounts receivable, as defined, plus (b) the lesser of 90% of our unrestricted cash maintained at the bank or $10.0 million.  The Credit Facility has a two-year initial maturity.  During the first 18 months following our merger with Xenogen, we are required to pay interest on a minimum of $8.0 million of outstanding borrowings.

The credit facility includes traditional lending and reporting covenants including that certain financial covenants applicable to liquidity and earnings are to be maintained by us and tested as of the last day of each quarter.  As of March 31, 2007, Caliper was in compliance with these covenants.  The credit facility also includes several potential events of default that could cause interest to be charged at prime plus two percentage points, or, in the event of any uncured events of default, could result in the bank’s right to declare all outstanding obligations immediately due and payable.  The credit facility will serve as a source of capital for ongoing operations and working capital needs.  As of March 31, 2007, the credit facility is classified as long term in the accompanying balance sheet.

Cash Flows

	Three Months Ended March 31,
(In thousands)	2007	2006	$ Change
Cash provided by (used in)
Operating Activities	$(3,931)	$(2,020)	$(1,911)
Investing Activities	920	853	67
Financing Activities	1,277	79	1,198

Operating Activities.  During the quarter ended March 31, 2007 we used $3.9 million of cash for operating activities which included approximately $3.2 million of restructuring payments, including $2.2 million related to severance payments made to former officers of Xenogen and payments of $1.0 million related to our idle facilities. Net operating results and all other working capital changes consumed approximately $1.0 million of cash.

Investing Activities.  During the three months ended March 31, 2007, net proceeds from purchases, sales and maturities of marketable securities generated $1.6 million of cash which we used primarily for operations.  Our primary investing activity was the purchase of property and equipment of $0.4 million.

Financing Activities.  During the three months ended March 31, 2007, financing cash proceeds were principally comprised of proceeds from option exercises, offset slightly by payment of lease obligations.

Contractual Obligations

The commitments under leases and other obligations are described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.  There has been no material change during the three months ended March 31, 2007 in the contractual obligations disclosed at December 31, 2006.

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

•                  the potential need to develop, acquire or license new technologies and products; and

•                  other factors not within our control.

Based on current plans, we expect that our current cash balances together with borrowing availability under the Credit Facility will be sufficient to fund our operations at least through the end of 2008.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

Our primary market risk exposures are foreign currency fluctuation and interest rate sensitivity. There have been no material changes to the information included under Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 4. Controls and Procedures

We evaluated our “disclosure controls and procedures” as defined by Exchange Act Rules 13a-15(e) and 15d-15(e), as of March 31, 2007. This evaluation was done under the supervision and with the participation of Caliper’s management, including our chief executive officer and our chief financial officer.

Evaluation of Disclosure Controls and Procedures. We have established disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed to provide reasonable assurance that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Based on their evaluation as of March 31, 2007, the chief executive officer and the chief financial officer have concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Changes in Internal Controls.   No changes in our internal control over financial reporting identified in connection with the evaluation of such internal control occurred during the first quarter of 2007, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1. Legal Proceedings

Commencing on June 7, 2001, Caliper and three of its officers and directors (David V. Milligan, Daniel L. Kisner and James L. Knighton) were named as defendants in three securities class action lawsuits filed in the United States District Court for the Southern District of New York. The cases have been consolidated under the caption, In re Caliper Technologies Corp. Initial Public Offering Securities Litigation, 01 Civ. 5072 (SAS) (GBD). Similar complaints were filed against approximately 300 other public companies that conducted initial public offerings of their common stock during the late 1990s (the “IPO Lawsuits”). On August 8, 2001, the IPO Lawsuits were consolidated for pretrial purposes before United States Judge Shira Scheindlin of the Southern District of New York. Together, those cases are denominated In re Initial Public Offering Securities Litigation, 21 MC 92(SAS). On April 19, 2002, a Consolidated Amended Complaint was filed alleging claims against Caliper and the individual defendants under Sections 11 and 15 of the Securities Act of 1933, and under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as well as Rule 10b-5 promulgated thereunder. The Consolidated Amended Complaint also names certain underwriters of Caliper’s December 1999 initial public offering of common stock as defendants. The Complaint alleges that these underwriters charged excessive, undisclosed commissions to investors and entered into improper agreements with investors relating to aftermarket transactions. The Complaint seeks an unspecified amount of money damages. Caliper and the other issuers named as defendants in the IPO Lawsuits moved on July 15, 2002, to dismiss all claims on multiple grounds. By Stipulation and Order dated October 9, 2002, the claims against Messrs. Milligan, Kisner and Knighton were dismissed without prejudice. On February 19, 2003, the Court granted Caliper’s motion to dismiss all claims against it. Plaintiffs were not given the right to replead the claims against Caliper. The time to appeal the dismissal has not yet expired. In May 2003, a Memorandum of Understanding was executed by counsel for plaintiffs, issuers and their insurers setting forth the terms of a settlement that would result in the termination of all claims brought by plaintiffs against the issuers and individual defendants named in the IPO Lawsuits. On July 7, 2003, a Special Litigation Committee of the Caliper Board of Directors approved the settlement terms described in that Memorandum of Understanding, which was subsequently set forth in a definitive Settlement Agreement among the settling parties. On February 15, 2005, Judge Scheindlin issued an order granting preliminary approval of the settlement, subject to certain modifications. The parties agreed to those modifications and on August 31, 2005, Judge Scheindlin issued an order granting preliminary approval of the settlement as modified and certifying settlement classes. The fairness hearing for final approval of the settlement was held on April 24, 2006. Before Judge Scheindlin issued any order regarding the Court’s decision with respect to the final approval of the settlement, on December 5, 2006 the Court of Appeals for the Second Circuit issued an opinion reversing Judge Scheindlin’s prior certification of the plaintiff classes in several “focus” cases pending before her as part of the consolidated IPO lawsuits. The plaintiffs petitioned the Second Circuit for a rehearing on the class certification issue, which was denied by the Second Circuit on April 6, 2007. Judge Scheindlin has not yet issued any opinion regarding the impact of the Second Circuit’s decision reversing her prior certification of plaintiff classes in the “focus” cases on the settlement. The final resolution of this litigation is not expected to have a material impact on Caliper.

On March 7, 2005, AntiCancer, Inc. filed a lawsuit against Xenogen in the U.S. District Court for the Southern District of California (the “Court”) alleging infringement of five patents of AntiCancer. The complaint seeks damages and injunctive relief against the alleged infringement. On March 29, 2005, AntiCancer amended its complaint to include an additional claim seeking a judgment that one of Xenogen’s imaging patents exclusively in-licensed from Stanford University, U.S. patent No. 5,650,135, is invalid. On May 10, 2005, Xenogen filed its answer to AntiCancer’s amended complaint. Xenogen denied all of AntiCancer’s allegations and asserted various affirmative defenses, including its position that AntiCancer’s patents cited in its complaint, and its patent claims relating to in vivo imaging of fluorescence, are invalid, unenforceable, and not infringed by Xenogen. Caliper, as successor-in-interest to Xenogen, continues to vigorously defend against AntiCancer’s claims and believes AntiCancer’s complaint is without merit. Concurrent with filing Xenogen’s answer to AntiCancer’s original complaint, Xenogen had filed its own counterclaims against AntiCancer. Xenogen’s counterclaims allege that AntiCancer infringes four of Xenogen’s U.S. patents, Nos. 5,650,135, 6,649,143, 6,939,533, and 6,916,462, all of which relate to in vivo imaging and have earlier priority dates than each of the patents asserted by AntiCancer in its amended complaint. Both parties seek injunctive relief and an unspecified amount of damages, including enhanced damages for willful infringement. Caliper intends to vigorously pursue its claims against AntiCancer. The Court completed only the first three days of a Markman hearing relating to these claims, from June 13, 2006 through June 15, 2006. The Court then stopped the Markman hearing in order to permit Xenogen to pursue a motion to disqualify counsel for AntiCancer based on information discovered by Xenogen on the first day of the Markman hearing. On July 14, 2006, Xenogen filed its motion to disqualify AntiCancer’s attorneys due to numerous violations of ethical rules by such attorneys. After a hearing on this motion, on August 10, 2006, the Court issued detailed findings of fact which found several violations of applicable ethical rules by counsel for AntiCancer.  As a result, the Court issued an Order which granted Xenogen’s motion to disqualify AntiCancer’s attorneys. On October 18, 2006, the Court issued a supplemental and clarifying Order to its previous August 10, 2006 Order in which the Court, among other things, (i) granted Xenogen’s motion to nullify all results of the previously suspended Markman hearing, (ii) ordered the Markman papers and hearing to be restarted without the use of any materials prepared by AntiCancer’s disqualified counsel, (iii) granted Xenogen’s motion to prohibit the transfer of tainted files to AntiCancer’s successor counsel, and (iv) granted AntiCancer permission until November 6, 2006 to amend its complaint. On November 6, 2006, AntiCancer filed its third amended complaint in this matter and voluntarily dismissed Stanford University from this proceeding. The third amended complaint purported to add Caliper as a defendant, though Caliper has yet to be served with the third amended complaint. In response to AntiCancer’s third amended complaint, Xenogen filed both (i) a motion to strike and for a more definite statement and (ii) a motion for sanctions including dismissal against AntiCancer for failure to comply with Federal Rule of Civil Procedure 11. On April 12, 2007, the Court issued an Order which noted that all of Xenogen’s objections set forth in its motion to strike and for a more definite statement had merit, and ordered AntiCancer to file a fourth amended complaint. AntiCancer has until May 14, 2007 to file its fourth amended complaint, after which Xenogen will file its responsive papers to this complaint. On April 18, 2007, the Court issued an order denying Xenogen’s motion for sanctions for failure to comply with Federal Rule of Civil Procedure 11. On April 30, 2007, following a case management conference held on April 27, 2007, the U.S. Magistrate Judge for this case issued an Order which noted the Court’s concern that AntiCancer may be delinquent in responding to Xenogen’s requests that AntiCancer identify an accused device or practice for at least one claim of each patent asserted by AntiCancer, and ordered compliance with the disclosure provisions of the local rules for patent litigation. Another case management conference has been scheduled for June 1, 2007 to discuss the scheduling of the disclosures required by the patent local rules and the dates for a new Markman hearing.

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

Item 1A. Risk Factors

Our risk factors are described in Part I, Item 1A of our annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2006.

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

10.1

First Loan Modification Agreement, dated as of February 26, 2007, among Silicon Valley Bank, Caliper Life Sciences, Inc., NovaScreen Biosciences Corporation, Xenogen Corporation and Xenogen Biosciences Corporation filed as exhibit to 8-K filed on March 2, 2007.

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

32.1*	Certification of Chief Executive Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2*	Certification of Chief Financial Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

(1)	Previously filed as the like-numbered Exhibit to Form 10-Q for the quarterly period ended March 31, 2004 and incorporated by reference herein.

(2)	Previously filed as Exhibit 4.1 to Current Report on Form 8-K filed December 19, 2001 and incorporated by reference herein.

(3)	Previously filed as Exhibit 3.1 to Current Report on Form 8-K filed March 2, 2007.

(4)	Previously filed as the like-numbered Exhibit to Form 10-K for the year ended December 31, 2002 and incorporated by reference herein.

(5)	Previously filed as the like-numbered Exhibit to Annual Report on Form 10-K for the annual period ended December 31, 2004 and incorporated by reference herein.

(6)	Previously filed as Exhibit 99.2 to Current Report on Form 8-K filed December 19, 2001 and incorporated by reference herein.

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

CALIPER LIFE SCIENCES, INC.

Date: May 10, 2007	By:	/s/ E. Kevin Hrusovsky
E. Kevin Hrusovsky
Chief Executive Officer and President

	By:	/s/ Thomas T. Higgins
Thomas T. Higgins
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of document
3.1(1)	Amended and Restated Certificate of Incorporation of Caliper.

3.2(2)	Certificate of Designation Of Series A Junior Participating Preferred Stock.

3.3(3)	Restated Bylaws of Caliper.

4.2(5)	Specimen Stock Certificate.

4.3(6)	Rights Agreement, dated as of December 18, 2001, between Caliper and Wells Fargo Bank Minnesota, N.A., as Rights Agent.

10.1

First Loan Modification Agreement, dated as of February 26, 2007, among Silicon Valley Bank, Caliper Life Sciences, Inc., NovaScreen Biosciences Corporation, Xenogen Corporation and Xenogen Biosciences Corporation filed as exhibit to 8-K filed on March 2, 2007.

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

32.1*	Certification of Chief Executive Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2*	Certification of Chief Financial Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

(1)	Previously filed as the like-numbered Exhibit to Form 10-Q for the quarterly period ended March 31, 2004 and incorporated by reference herein.

(2)	Previously filed as Exhibit 4.1 to Current Report on Form 8-K filed December 19, 2001 and incorporated by reference herein.

(3)	Previously filed as Exhibit 3.1 to Current Report on Form 8-K filed March 2, 2007.

(4)	Previously filed as the like-numbered Exhibit to Form 10-K for the year ended December 31, 2002 and incorporated by reference herein.

(5)	Previously filed as the like-numbered Exhibit to Annual Report on Form 10-K for the annual period ended December 31, 2004 and incorporated by reference herein.

(6)	Previously filed as Exhibit 99.2 to Current Report on Form 8-K filed December 19, 2001 and incorporated by reference herein.

*

The certifications attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Caliper for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.