Form 10-Q
period 2007-06-30
CALIPER LIFE SCIENCES INC
filed 2007-08-09
CIK 1014672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2007.

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒

NUMBER OF SHARES OF COMMON STOCK OUTSTANDING ON July 31, 2007:  47,709,129

CALIPER LIFE SCIENCES, INC.
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

CALIPER LIFE SCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(unaudited)

Item 1. Financial Statements

	June 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$11,477	$11,634
Marketable securities	5,003	13,303
Accounts receivable, net	28,937	30,822
Inventories	21,319	18,758
Prepaid expenses and other current assets	2,977	1,996
Total current assets	69,713	76,513
Property and equipment, net	12,098	13,182
Core technologies, net	27,044	28,765
Developed and contract technologies, net	11,856	14,285
Other intangible assets, net	9,073	9,756
Goodwill	80,776	80,776
Other assets	2,087	1,499
Total assets	$212,647	$224,776
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,192	$8,740
Accrued compensation	5,570	7,417
Other accrued liabilities	11,722	11,286
Deferred revenue and customer deposits	15,919	15,112
Current portion of accrued restructuring	3,965	7,008
Current portion of long-term obligations	4,350	98
Total current liabilities	50,718	49,661
Noncurrent portion of accrued restructuring	567	2,152
Noncurrent portion of credit facility	8,587	8,587
Other noncurrent liabilities	5,311	5,837
Deferred tax liability	1,130	1,130
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock	—	—
Common stock	47	47
Additional paid-in capital	371,605	366,942
Accumulated deficit	(225,957)	(210,040)
Accumulated other comprehensive income	639	460
Total stockholders’ equity	146,334	157,409
Total liabilities and stockholders’ equity	$212,647	$224,776

See accompanying notes.

CALIPER LIFE SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues:
Product revenue	$21,022	$12,310	$36,283	$27,008
Service revenue	8,942	5,389	17,872	10,432
License fees and contract revenue	5,326	6,627	9,575	9,185

Total revenue	35,290	24,326	63,730	46,625

Costs and expenses:
Cost of product revenue	12,555	8,825	22,522	18,614
Cost of service revenue	5,437	2,740	11,089	5,579
Cost of license revenue	825	—	1,268	—
Research and development	6,648	4,928	13,422	9,386
Selling, general and administrative	13,306	8,929	25,913	17,405
Amortization of intangible assets	2,533	1,254	5,070	2,509
Restructuring charges (credits), net	(18)	32	7	73

Total costs and expenses	41,286	26,708	79,291	53,566

Operating loss	(5,996)	(2,382)	(15,561)	(6,941)
Interest income (expense), net	(123)	180	(116)	371
Other income (expense), net	(93)	225	(81)	278

Loss before income taxes	(6,212)	(1,977)	(15,758)	(6,292)
Provision for income taxes	(108)	(88)	(159)	(222)

Net loss	$(6,320)	$(2,065)	$(15,917)	$(6,514)

Net loss per share, basic and diluted	$(0.13)	$(0.06)	$(0.34)	$(0.19)
Shares used in computing net loss per common share, basic and diluted	47,228	33,695	47,104	33,607

See accompanying notes.

CALIPER LIFE SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2007	2006
Operating activities
Net loss	$(15,917)	$(6,514)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	7,016	4,155
Stock-based compensation expense	2,734	2,659
Non-cash restructuring charge, net	7	73
Foreign currency exchange gains (losses)	98	(290)
Changes in operating assets and liabilities:
Accounts receivable	2,015	5,865
Inventories	(2,512)	(3,523)
Prepaid expenses and other current assets	(694)	180
Accounts payable and other accrued liabilities	565	(1,634)
Accrued compensation	(1,822)	(1,966)
Deferred revenue and customer deposits	740	(1,325)
Other noncurrent liabilities	(525)	485
Payments of accrued restructuring obligations, net	(4,789)	(1,518)

Net cash from operating activities	(13,084)	(3,353)

Investing activities
Purchases of marketable securities	(1,648)	(11,769)
Proceeds from sales of marketable securities	4,102	6,285
Proceeds from maturities of marketable securities	5,862	14,413
Purchase of intangible	(250)	—
Purchase of other assets	(587)	(1,842)
Change in restricted cash	—	224
Purchases of property and equipment	(848)	(3,715)

Net cash from investing activities	6,631	3,596

Financing activities
Borrowings under credit facility	4,500	—
Repayments under credit facility and other obligations	(248)	(74)
Proceeds from issuance of common stock	1,994	1,050

Net cash from financing activities	6,246	976

Effect of exchange rates on changes in cash and cash equivalents	50	162
Net (decrease) increase in cash and cash equivalents	(157)	1,381
Cash and cash equivalents at beginning of period	11,634	8,096

Cash and cash equivalents at end of period	$11,477	$9,477

See accompanying notes.

CALIPER LIFE SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited)

1. Organization and Basis of Presentation

Caliper Life Sciences, Inc. (Caliper) was incorporated in the state of Delaware on July 26, 1995. Caliper’s offerings enable its customers to accelerate drug discovery, enhance the diagnosis of disease, and facilitate scientific research across four key areas of the pre-clinical drug discovery and development chain: screening; pharmacokinetics/pharmacodynamics, ADME/Tox; and drug dosage and formulation testing. Caliper’s strategy is to provide tools and services that are relevant to and predictive of drug effects in humans. Caliper currently operates in one business segment: the development and commercialization of life science instruments and related consumables and services for use in drug discovery and development and other life sciences research.

Financial Statement Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For example, Caliper typically experiences higher revenues in the fourth quarter of its fiscal year as a result of capital spending patterns of its customers. The consolidated balance sheet as of December 31, 2006 has been derived from audited financial statements as of that date. For further information, refer to the financial statements and notes thereto included in Caliper’s Annual Report on Form 10-K for the year ended December 31, 2006.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2. Summary of Significant Accounting Principles

Revenue Recognition

General Policy

Caliper recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable, and collectibility is reasonably assured or probable, as applicable. Revenue is recognized on product sales when goods are shipped under Caliper’s standard terms of “FOB origin.” Revenue associated with customer product purchases delivered under terms of “FOB destination” is deferred until the product is delivered to the customer. Revenues on shipments subject to customer acceptance provisions are recognized only upon customer acceptance provided all other revenue recognition criteria are met. In general, sales made by Caliper do not include general return rights or privileges. In the limited circumstance where a right of return exists, Caliper recognizes revenue when the right has lapsed. Based upon Caliper’s prior experiences, sales returns have not been significant and therefore a general provision for sales returns or other allowances is not recorded at the time of sale. Revenue from services offered by Caliper is generally recognized as the services are performed (or, as applicable, ratably over the contract service term in the case of annual maintenance contracts). Provision is made at the time of sale for estimated costs related to Caliper’s warranty obligations to customers.

Our revenue arrangements may include the sale of an instrument, consumables, software, service, technology licenses, installation and training. Revenue arrangements may include one of these single elements, or may incorporate one or more elements in a single transaction or combination of related transactions. Caliper applies the following guidance to its various revenue arrangements:

Emerging Issues Task Force (EITF) Issue No.00-21, Revenue Arrangements with Multiple Deliverables (EITF 00-21). When multiple contractual elements exist in an arrangement, and software is incidental, the contractual elements are divided into separate units of accounting if the deliverables in the arrangement meet certain criteria under EITF 00-21. The criteria applied to multiple element arrangements are whether (a) each delivered element has standalone value to the customer, (b) there is objective and reliable evidence of fair value of the undelivered elements, and, if applicable, (c) delivery or performance of the undelivered elements is probable and within the control of Caliper. Consideration for the arrangement is allocated among the separate units of accounting based on their relative fair values, or based upon the residual method when fair value exists only for remaining undelivered items, and the amount of revenue allocable to the delivered item(s) is recognized in accordance with the requirements of SAB 104, Revenue Recognition (a replacement of SAB 101) (SAB 104). In either case, the amount of arrangement consideration allocated to the delivered item(s) is limited to the amount that is not contingent on Caliper delivering additional products or services.

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

Changes in Caliper’s warranty obligation are as follows (in thousands):

	Six Months Ended June 30,
	2007	2006
Balance at beginning of period	$2,223	$1,555
Warranties issued during the period	776	1,444
Settlements made during the period	(930)	(1,106)
Balance at end of period	$2,069	$1,893

Net Loss Per Share

Basic earnings per share is calculated based on the weighted-average number of common shares outstanding during the period. Diluted earnings per share would give effect to the dilutive effect of common stock equivalents consisting of stock options, unvested restricted stock, unvested restricted stock units and warrants (calculated using the treasury stock method).

Common stock equivalents equal to 14.0 million and 7.5 million shares (prior to the application of the treasury stock method) were excluded from the computation of net loss per share in each of the three and six months ended June 30, 2007 and 2006, respectively, as they would have an antidilutive effect due to Caliper’s net loss.

Income Taxes

Caliper accounts for income taxes in accordance with FAS 109, Accounting for Income Taxes, and accounts for uncertainty in income taxes recognized in financial statements in accordance with FIN 48, Accounting for Uncertainty in Income Taxes. FIN 48 prescribes a comprehensive model for the recognition, measurement, and financial statement disclosure of uncertain tax positions. Unrecognized tax benefits are the differences between tax positions taken, or expected to be taken, in tax returns, and the benefits recognized for accounting purposes pursuant to FIN 48. Caliper classifies uncertain tax positions as short-term liabilities within accrued expenses.

The total amount of unrecognized tax benefits as of June 30, 2007 was approximately $333,000, all of which, if recognized, would affect our effective tax rate, and was unchanged from December 31, 2006. In the ordinary course of business, Caliper’s income tax filings are regularly audited by tax authorities. While we believe we have appropriately provided for all uncertain tax positions, amounts asserted by taxing authorities could be greater or less than our accrued position. Accordingly, additional provisions on income tax matters, or reductions of previously accrued provisions, could be recorded in the future as we revise our estimates due to changing facts and circumstances or the underlying matters are settled or otherwise resolved. We are currently undergoing tax examinations by one state tax authority and we anticipate that this examination will be concluded within the next twelve months, and it is possible that this event will affect existing tax reserves. An estimate of the range of possible changes to existing reserves cannot be made at this time. Federal and remaining state taxes for the years 2002 through 2006 are subject to examination, as well as foreign jurisdiction tax returns covering these same periods.

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. Interest and penalties accrued as of June 30, 2007 were not material.

During the three and six month periods in 2007 and 2006, Caliper’s tax provision primarily relates to foreign taxes in jurisdictions where our wholly owned subsidiaries are profitable.

Reclassifications

Certain amounts in the 2006 financial statements have been reclassified to conform to the 2007 financial statement presentation. This reclassification had no effect on previously reported net loss, total stockholders’ equity or net loss per share.

3. Acquisitions

On August 9, 2006, Caliper completed its acquisition of Xenogen Corporation for $62.1 million, including $52.2 million in Caliper common stock, $7.1 million in warrants and $2.8 million of estimated direct acquisition costs. The allocation of the purchase price will be completed prior to August 9, 2007 based upon the finalization of estimated assumed obligations and liabilities. Xenogen’s operations assumed as of the date of acquisition are included in the results of Caliper for all periods after August 9, 2006.

4. Inventories

Inventories are stated at the lower of cost (determined on a first-in, first-out basis, or “FIFO”) or market. Amounts are relieved from inventory and recognized as a component of cost of sales on a FIFO basis. Inventories consist of the following (in thousands):

	June 30,	December 31,
	2007	2006
Raw material	$11,650	$9,998
Work-in-process	678	1,380
Finished goods	8,991	7,380
	$21,319	$18,758

5. Comprehensive Loss

Comprehensive loss is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net loss	$(6,320)	$(2,065)	$(15,917)	$(6,514)
Unrealized gain on marketable securities	9	24	16	89
Foreign currency translation gain	172	83	163	91

Comprehensive loss	$(6,139)	$(1,958)	$(15,739)	$(6,334)

6. Restructuring Activities

During the period from May 2003 through December 2006, Caliper incurred restructuring charges and credits related to planned workforce reductions and facility closures that were undertaken by management to control costs and improve the focus of its operations in order to reduce losses. Certain of these activities took place following Caliper’s acquisition of Zymark in 2003. The following actions were originally charged (credited) to restructuring charges in the accompanying statement of operations and continue to be reflected as components of accrued restructuring costs as of June 30, 2007:

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

The two vacated facilities in Mountain View, California each include 28,800 square feet of space. Minimum annual lease and operating expense payments remaining under these leases, which escalate at 3 to 4% annually, are approximately $1.9 million in each of 2007 and 2008. During 2005, Caliper entered into sublease agreements for approximately 73% of its idled facilities in Mountain View, California. The agreements extend through June 2008, the end of the current lease agreement for the facilities. Basic rent and operating expenses remaining under the subleases is approximately $403,000 in each of 2007 and 2008. In connection with the subleases, $78,000 in deposits is being held by Caliper.

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

•                  Caliper identified severance and other expenses relating to the involuntary termination of former Xenogen personnel performing general and administrative and manufacturing functions and established an assumed liability of $3.5 million related to this activity. This action reduced the total Xenogen workforce by approximately 34 employees, or approximately 6%. Substantially all affected employees were terminated by December 31, 2006. All associated severance payments were completed as of June 30, 2007. Based on the actual payments, Caliper has adjusted the accrual by $0.2 million and recorded the adjustment in the purchase price allocation.

•                  Caliper left unoccupied one of the Xenogen facilities in Alameda, California with the intention to sublease the facility. As of August 9, 2006, Caliper established a liability of $1.0 million related to this lease obligation. The fair value of the lease obligation was determined based upon the discounted present value of remaining lease rentals (8.75% discount rate used) for the space no longer occupied, considering sublease income it receives and expects to receive. The lease term expires April 30, 2011. During the second quarter of 2007, Caliper increased the accrual by $0.3 million based upon anticipated tenant improvement costs required to sublease the facility. The adjustment was recorded in the purchase price allocation.

Caliper also assumed a $1.0 million obligation related to Xenogen’s St. Louis, Missouri facility. The facility closure was previously accounted for in accordance with EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). The fair value of the assumed obligation was determined based upon the discounted present value of remaining lease rentals (using a discount rate of 8.75%) for the space no longer occupied, considering sublease income potential of the property. The lease term expires April 30, 2010. During the second quarter of 2007, Caliper increased the accrual by $0.1 million based upon the level of operating expenses required to maintain the facility. The adjustment was recorded in the purchase price allocation.

The following table summarizes the restructuring accrual activity during the six months ended June 30, 2007 (in thousands):

	Severance and Related	Facilities	Total
Balance, December 31, 2006	$3,041	$6,119	$9,160
Adjustments to Xenogen obligations	(193)	354	161
Interest accretion	—	181	181
Payments	(2,814)	(2,156)	(4,970)

Balance, June 30, 2007	$34	$4,498	$4,532

The remaining facility obligations are payable as follows (in thousands):

Years Ended December 31:	Severance and Related	Facilities	Total
2007 (6 months ended)	$34	$2,151	$2,185
2008	—	2,351	2,351
2009	—	385	385
2010	—	150	150
2011	—	8	8
Total minimum payments	34	5,045	5,079
Less: Amount representing interest	—	547	547
Present value of future payments	34	4,498	4,532
Less: Current portion of obligations	34	3,931	3,965
Non-current portion of obligations	$—	$567	$567

7. Credit Facility and Other Long-Term Obligations

On August 9, 2006, Caliper entered into a loan and security agreement with a bank, as modified by a First Loan Modification Amendment dated February 26, 2007 and a Second Loan Modification Amendment dated June 28, 2007 (the “Credit Facility”), which permits Caliper to borrow up to $20.0 million in the form of revolving loan advances including up to $5.0 million in the form of letters of credit. The Credit Facility serves as a source of capital for ongoing operations and working capital needs. Principal borrowings under the Credit Facility accrue interest at a floating per annum rate equal to the prime rate if Caliper’s unrestricted cash held at the bank exceeds $20.0 million, or prime plus one-half of one percentage point if Caliper’s unrestricted cash held at the bank is below $20.0 million. Under the Credit Facility, Caliper is permitted to borrow up to $20.0 million, provided it maintains unrestricted cash of at least $20.0 million with the bank, or is otherwise subject to a borrowing base limit consisting of up to (a) 80% of eligible accounts receivable, as defined, plus (b) the lesser of 90% of Caliper’s unrestricted cash maintained at the bank or $10.0 million. The Credit Facility matures on August 9, 2008, although Caliper expects to renew the facility upon its maturation. The Credit Facility requires Caliper to pay interest on a minimum of $8.0 million of outstanding borrowings through February 9, 2008.

The Credit Facility includes traditional lending and reporting covenants including that certain financial covenants applicable to liquidity and earnings are to be maintained by Caliper and tested as of the last day of each quarter. As of June 30, 2007, Caliper was in compliance with these covenants. The Credit Facility also includes several potential events of default such as payment default, material adverse change conditions and insolvency conditions that could cause interest to be charged at prime plus two percentage points, or in the event of any uncured events of default, could result in the bank’s right to declare all outstanding obligations immediately due and payable.

As of June 30, 2007, $12.9 million of borrowings and $2.8 million in outstanding letters of credit (related primarily to security deposits under Caliper’s operating leases) were outstanding under the Credit Facility leaving $4.3 million available for future borrowings. Of the total borrowings outstanding, expected minimum borrowings of $8.6 million through the maturity date of the Credit Facility have been classified as long-term, and the remaining $4.3 million of borrowed amounts are classified as short-term within Caliper’s balance as of June 30, 2007 in accordance with Caliper’s intention to repay such balance within the next twelve months.

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

Legal Proceedings

Commencing on June 7, 2001, Caliper and three of its officers and directors (David V. Milligan, Daniel L. Kisner and James L. Knighton) were named as defendants in three securities class action lawsuits filed in the United States District Court for the Southern District of New York. The cases have been consolidated under the caption, In re Caliper Technologies Corp. Initial Public Offering Securities Litigation, 01 Civ. 5072 (SAS) (GBD). Similar complaints were filed against approximately 300 other public companies that conducted initial public offerings of their common stock during the late 1990s (the “IPO Lawsuits”). On August 8, 2001, the IPO Lawsuits were consolidated for pretrial purposes before United States Judge Shira Scheindlin of the Southern District of New York. Together, those cases are denominated In re Initial Public Offering Securities Litigation, 21 MC 92(SAS). On April 19, 2002, a Consolidated Amended Complaint was filed alleging claims against Caliper and the individual defendants under Sections 11 and 15 of the Securities Act of 1933, and under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as well as Rule 10b-5 promulgated thereunder. The Consolidated Amended Complaint also names certain underwriters of Caliper’s December 1999 initial public offering of common stock as defendants. The Complaint alleges that these underwriters charged excessive, undisclosed commissions to investors and entered into improper agreements with investors relating to aftermarket transactions. The Complaint seeks an unspecified amount of money damages. Caliper and the other issuers named as defendants in the IPO Lawsuits moved on July 15, 2002, to dismiss all claims on multiple grounds. By Stipulation and Order dated October 9, 2002, the claims against Messrs. Milligan, Kisner and Knighton were dismissed without prejudice. On February 19, 2003, the Court granted Caliper’s motion to dismiss all claims against it. Plaintiffs were not given the right to replead the claims against Caliper. The time to appeal the dismissal has not yet expired. During 2003, a settlement, subject to final approval by Judge Scheindlin, was reached among the plaintiffs, the issuers and their insurers that would result in the termination of all claims brought by plaintiffs against the issuers and individual defendants named in the IPO Lawsuits. On July 7, 2003, a Special Litigation Committee of the Caliper Board of Directors approved the terms of this settlement, which was subject to approval by Judge Scheindlin. Judge Scheindlin held a fairness hearing for final approval of the settlement on April 24, 2006, but did not issue an approval order. On December 5, 2006 the Court of Appeals for the Second Circuit issued an opinion reversing Judge Scheindlin’s prior certification of the plaintiff classes in several “focus” cases pending before her as part of the consolidated IPO Lawsuits. As a result of this ruling, on June 25, 2007, Judge Scheindlin issued an order terminating the settlement among the plaintiffs, the issuers and their insurers. The parties in the “focus” cases have agreed to a schedule for the filing of papers seeking certification of a new class of plaintiffs, which will not be completed until February 2008. The final resolution of this litigation is not expected to have a material impact on Caliper.

On March 7, 2005, AntiCancer, Inc. filed a lawsuit against Xenogen in the U.S. District Court for the Southern District of California (the “Court”) alleging infringement of five patents of AntiCancer. The complaint seeks damages and injunctive relief against the alleged infringement. On March 29, 2005, AntiCancer amended its complaint to include an additional claim seeking a judgment that one of Xenogen’s imaging patents exclusively in-licensed from Stanford University, U.S. patent No. 5,650,135, is invalid. On May 10, 2005, Xenogen filed its answer to AntiCancer’s amended complaint. Xenogen denied all of AntiCancer’s allegations and asserted various affirmative defenses, including its position that AntiCancer’s patents cited in its complaint, and its patent claims relating to in vivo imaging of fluorescence, are invalid, unenforceable, and not infringed by Xenogen. Caliper, as successor-in-interest to Xenogen, continues to vigorously defend itself against AntiCancer’s claims and believes AntiCancer’s complaint is without merit. Concurrent with filing Xenogen’s answer to AntiCancer’s original complaint, Xenogen had filed its own counterclaims against AntiCancer. Xenogen’s counterclaims allege that AntiCancer infringes four of Xenogen’s U.S. patents, Nos. 5,650,135, 6,649,143, 6,939,533, and 6,916,462, all of which relate to in vivo imaging and have earlier priority dates than each of the patents asserted by AntiCancer in its amended complaint. Both parties seek injunctive relief and an unspecified amount of damages, including enhanced damages for willful infringement. Caliper intends to vigorously pursue its claims against AntiCancer. The Court completed the first three days of a Markman hearing relating to these claims from June 13, 2006 through June 15, 2006. The Court then stopped the Markman hearing in order to permit Xenogen to pursue a motion to disqualify counsel for AntiCancer based on information discovered by Xenogen on the first day of the Markman hearing. On July 14, 2006, Xenogen filed a motion to disqualify AntiCancer’s attorneys due to numerous violations of ethical rules by such attorneys. After a hearing on Xenogen’s motion to disqualify AntiCancer’s attorneys due to numerous violations of ethical rules by such attorneys, on August 10, 2006, the Court issued detailed findings of fact which found several violations of applicable ethical rules by counsel for AntiCancer. As a result, the Court issued an Order which granted Xenogen’s motion to disqualify AntiCancer’s attorneys. On October 18, 2006, the Court issued a supplemental and clarifying Order to its previous August 10, 2006 Order in which the Court, among other things, (i) granted Xenogen’s motion to restart the Markman hearing, (ii) granted Xenogen’s motion to prohibit the transfer of tainted files to AntiCancer’s successor counsel, and (iii) granted AntiCancer permission until November 6, 2006 to amend its complaint. On November 6, 2006, AntiCancer filed its third amended complaint in this matter and voluntarily dismissed Stanford University from this proceeding. In response to AntiCancer’s third amended complaint, Xenogen filed a motion to strike and for a more definite statement. On April 12, 2007, the Court issued an Order which noted that all of Xenogen’s objections set forth in its motion to strike and for a more definite statement had merit, and granted AntiCancer leave to file a fourth amended complaint. AntiCancer filed its fourth amended complaint on May 15, 2007. The fourth amended complaint names Xenogen, Caliper Life Sciences, Inc., and Caliper Holdings, Inc. as defendants. In its fourth amended complaint, AntiCancer dropped three of the five patents it had previously asserted. Caliper filed a motion to dismiss AntiCancer’s fourth amended complaint on June 18, 2007. A hearing on this motion is scheduled for August 13, 2007. After that motion is decided, Caliper will determine what, if any, claims to assert and reassert against AntiCancer. Another case management conference is currently scheduled for September 13, 2007.

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

9. Stockholders’ Equity

Common Stock

During the six months ended June 30, 2007, Caliper issued 535,106 shares of common stock, increasing the total shares outstanding as of June 30, 2007 to 47,347,421. The increase in shares outstanding relates to shares issued as a result of stock purchases under Caliper’s employee stock purchase plan, stock option exercises and vesting of restricted stock.

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

Stock-based compensation expense is included within costs and expenses as follows (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Cost of product revenue	$114	$123	$242	$250
Cost of service revenue	34	41	77	66
Research and development	211	252	465	492
Selling, general and administrative	1,022	953	1,950	1,843
Total	$1,381	$1,369	$2,734	$2,651

On June 30, 2007, Caliper had five share-based compensation plans (the “Plans”), which are described within Note 13 of Caliper’s audited financial statements included in Caliper’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

	Six Months Ended June 30,
	2007	2006
Expected volatility (%)	40-45	45
Risk-free interest rate (%)	4.50-5.00	4.80
Expected term (years)	3.2-4.2	4.3
Expected dividend yield (%)	—	—

A summary of stock option and restricted stock activity under the Plans as of June 30, 2007, and changes during the six months then ended is as follows:

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 31, 2006	6,713,292	$6.31
Granted	1,177,145	5.77
Exercised	(342,775)	3.91
Canceled	(501,012)	11.95
Outstanding at June 30, 2007	7,046,650	$5.93	6.5	$2,887
Exercisable at June 30, 2007	4,565,157	$5.95	5.3	$2,817
Unvested at June 30, 2007	2,481,493	$5.89		$70

Restricted Stock Units	Shares	Weighted Average Grant Date Fair Market per Share Value
Outstanding and non-vested at December 31, 2006	567,090	$6.30
Granted	322,498	5.64
Vested	(47,536)	6.57
Unvested repurchases	(9,838)	5.85
Outstanding and non-vested at June 30, 2007	832,214	6.03

During the six months ended June 30, 2007, Caliper granted its employees and directors 1,027,145 options at a weighted average grant date fair value of $2.24 per share using a Black-Scholes-Merton based option pricing model. The total intrinsic value of options exercised during the six months ended June 30, 2007 was approximately $0.7 million. The total fair value of restricted stock that vested during the six months ended June 30, 2007 was approximately $0.3 million.

As of June 30, 2007, there was $8.5 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average remaining service (vesting) period of approximately 2.8 years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 2007 and for the three and six months ended June 30, 2007 and June 30, 2006 should be read in conjunction with our financial statements included in this Quarterly Report on Form 10-Q and Management’s Discussion and Analysis of Financial Condition and Results of Operations and our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Executive Summary

Business

Caliper Life Sciences sells products, services and integrated systems comprised of instruments, software and reagents to life sciences biomedical and pharmaceutical researchers. We believe our offerings enable our customers to accelerate drug discovery, enhance the diagnosis of disease and facilitate scientific research. Our strategy is to transform drug discovery and development through technologies and services that are relevant to and predictive of drug effects in humans. Our products and services, assembled from our leading portfolio of microfluidics, automation, liquid handling, and biophotonic imaging technologies, address key issues related to research and the critical path of pre-clinical drug discovery and development, and molecular diagnostics.

On August 9, 2006, we completed our acquisition of Xenogen Corporation. Xenogen developed and marketed products and services for in vivo imaging and drug discovery. Our acquisition of Xenogen provides us entry into the fast-growing preclinical non-invasive imaging market, and positions us as one of the first life science instrumentation companies able to provide an integrated portfolio of products and services for both in vitro (in an artificial environment) and in vivo (in a living organism) research. Following the Xenogen acquisition, Xenogen Biosciences became part of Caliper Discovery and Alliance Services, or CDAS.

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

We have multiple channels of distribution for our products: direct to customers, indirect through our international network of distributors, through partnership channels under our Caliper Driven program and through joint marketing agreements. Through our direct and indirect channels, we sell products, services and complete system solutions, developed by us, to end customers. Our Caliper Driven program is core to our business strategy and complementary to our direct sales and distribution network activities, as it enables us to extend the commercial potential of our LabChip and advanced liquid handling technologies into new industries and new applications with commercial partners. We also utilize joint marketing agreements to enable others to market and distribute our products. By using direct and indirect distribution, and collaborating and/or out-licensing our technology under our Caliper Driven program, we seek to maximize penetration of our products and technologies into the marketplace and position Caliper as a leader in the life sciences tools market.

Overview of Second Quarter 2007

During the second quarter of 2007, we achieved total revenue of $35.3 million, which represented a 45% increase compared to revenue in the second quarter of 2006. Our revenue growth in the quarter was mainly attributable to the overall revenue contributed by Xenogen, which was not included in our prior year results, along with strong product and revenue performance by our development and specialty and microfluidics product lines. These sources of increased revenue compensated for lower sales generated from our liquid handling and automation product lines and license and contract revenues under our Caliper-Driven program. Liquid handling and automation product revenues were primarily affected by increased competition, while license and contract revenues were down primarily as a result of an unfavorable quarter over quarter comparison of significant license transactions, involving Wako Pure Chemical Industries, Ltd (Wako) in the second quarter of 2007 and Canon U.S. Life Sciences (Canon) in the second quarter of 2006. The timing of significant license arrangements under our Caliper Driven program, such as those with Wako and Canon, is by its nature difficult to predict. Over the second half of 2007, we expect that the performance of our in vivo imaging products and services along with sales from recently launched new microfluidic and automation products will result in continuing strong revenue growth and margin improvement. We are seeking to increase OEM sales by enhancing our existing OEM relationships and by expanding our efforts to develop new collaboration relationships.

During the second quarter of 2007, there were several key highlights complementing our financial performance:

•                  The U.S. Patent and Trademark Office issued a Notice of Allowance to Caliper for a patent covering key methods of in vivo, non-invasive imaging of light generated within mammals. This patent expands our already leading intellectual property position in non-invasive optical imaging technology to also include the use of conjugates (combination of any biocompatible entity with a light source such as fluorescence) that can be injected into mammals instead of requiring transgenic modification to produce the light that is imaged. We believe this new patent will expand our licensing revenue opportunities beginning as early as the second half of 2007, and will ultimately support continued increases in product sales.

•                  Wako, a subsidiary of Takeda Pharmaceutical Company, signed a commercial license agreement with Caliper. Wako’s intent is to use Caliper’s microfluidics technology to develop new diagnostics systems targeted at decentralized testing in hospitals and clinics.

•                  During the quarter, we implemented cost reduction measures to achieve greater operational efficiency and direct a greater level of resources toward selling and marketing efforts. We anticipate that these measures will reduce overall spending by approximately $2.0 million on an annualized basis, effective beginning in the third quarter of 2007. Severance and other costs related to these actions amounted to approximately $0.7 million in total and are reflected in our operating results.

Critical Accounting Estimates

The critical accounting policies used in the preparation of our financial statements that we believe affect our significant judgments and estimates used in the preparation of our consolidated financial statements presented in this report are described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in the Notes to the Consolidated Financial Statements, each included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. During the first quarter of 2007, we adopted FIN 48, Accounting for Uncertainty in Income Taxes. The adoption of FIN 48 had no impact on our financial statements. Aside from the adoption of FIN 48, there have been no material changes to the critical accounting policies since the filing of that report.

Results of Operations for the Three and Six Months Ended June 30, 2007 and 2006

Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For example, Caliper typically experiences higher revenues in the fourth quarter of its fiscal year as a result of the capital spending patterns of its customers.

Revenue

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(In thousands)	2007	2006	$ Change	% Change	2007	2006	$ Change	% Change
Product revenue	$21,022	$12,310	8,712	71%	$36,283	$27,008	$9,275	34%

Service revenue	8,942	5,389	3,553	66%	17,872	10,432	7,440	71%

License fees and contract revenue	5,326	6,627	(1,301)	(20)%	9,575	9,185	390	4%

Total Revenues	$35,290	$24,326	$10,964	45%	$63,730	$46,625	$17,105	37%

Total Revenue.   Our total revenues increase on both a three and six month basis over 2006 resulted primarily from $13.5 million and $23.6 million, respectively, of revenues generated from our acquisition of Xenogen in August of 2006. We also experienced growth in our development and specialty markets of $1.6 million and $2.1 million, respectively, during the three and six months ended June 30, 2007, as well as growth during the most recent three months of $0.6 million in microfluidic product and service sales, excluding OEM sales to Agilent. Offsetting these growth areas during the three and six month periods, respectively, were the following: a decrease in contract and license revenues of $2.4 million and $1.6 million, which is due to an unfavorable quarter over quarter comparison of significant license transactions, involving Wako in the second quarter of 2007 and Canon in the second quarter of 2006; a decrease in Agilent revenues of $0.2 million and $0.9 million, primarily as a result of Agilent sourcing its own reagents for use with our LabChip products; and a decrease in liquid handling and automation revenue of $1.5 million and $5.1 million due primarily to increased competition. All other revenue sources were down $0.6 million and $0.4 million, resulting primarily from our in vitro drug discovery services business.

Product Revenue.   Product revenue increased during the three months ended June 30, 2007 compared to the same period in 2006 primarily as a result of sales of IVIS imaging systems, our core in vivo imaging product line which we acquired as part of our acquisition of Xenogen. Sales of IVIS imaging systems and related aftermarket sales generated approximately $8.3 million of product revenue in the quarter, which was the primary factor behind the overall product sales increase. A total of 32 IVIS instruments were sold during the quarter compared to 29 units sold by Xenogen in the second quarter of 2006, prior to the acquisition when it operated as a stand alone reporting entity. Sales of microfluidic instruments and associated aftermarket sales increased by approximately $0.4 million compared to 2006, including the effects of reduced sales to Agilent. This increase resulted primarily from continuing strong demand for our LabChip 90 Automated Electrophoresis System. All other product sales were relatively flat on an overall net basis. We experienced, however, an increase of approximately $1.2 million in sales of our development and specialty product lines which offset a similar year-over-year decline in liquid handling and automation product sales that occurred in the second quarter. Development and specialty products sales increased primarily as a result of sales of TPW III, our newest tablet processing workstation, and AutoTrace workstations. We expect demand for these instrument products to remain strong as a result of the need for researchers to automate and reduce costs associated with quality control and analysis testing. Sales of liquid handling and automation instruments and systems declined during the three months ended June 30, 2007 compared to the same period in 2006 primarily as a result of greater competition affecting both our direct and OEM selling channels, and a trend toward smaller, more targeted application workstations. We are seeking to address recent declines in liquid handling and automation through new automation collaborations with future potential OEM partners, and new product introductions such as our Zephyr liquid handler which was introduced during the first quarter of 2007. We are seeing increasing demand for this recently introduced product.

Product revenue increased during the six months ended June 30, 2007 compared to the same period in 2006 primarily as a result of sales of IVIS imaging systems and related aftermarket sales which generated approximately $13.5 million of revenue. A total of 57 IVIS instruments were sold during the period compared to 47 units sold by Xenogen as a stand alone entity over the first half of 2006. All other product sales declined $4.2 million during the six months ended June 30, 2007 compared to the same period of 2006. The principal cause of this decrease was a $5.1 million decrease in sales of liquid handling and automation products which included a $2.4 million decrease in Staccato system sales, a $0.9 million decrease in liquid handling workstation sales, and a $1.8 million decrease in OEM and other robotic instrument revenues. We attribute these declines, in general, to a more competitive environment for liquid handling and automation solutions. Sales of microfluidic instruments and associated aftermarket sales decreased by approximately $0.8 million on a year-to-date basis in comparison to 2006. This decrease resulted primarily from the planned reduction in reagent sales to Agilent, which began to source its own reagents directly in 2006. Sales of development and specialty products increased approximately $1.7 million during the six months ended June 30, 2007 compared to the same period in 2006. This increase was due primarily to the TPW3 workstation sales, and to a lesser extent, increased sales of specialty workstations such as AutoTrace and RapidTrace.

Service Revenue.   Service revenue increased during the three and six months ended June 30, 2007 compared to the same period in 2006 primarily as a result of acquired revenues of Xenogen Biosciences. During the quarter ended June 30, 2007, maintenance and billable services increased by $1.0 million over the same period in 2006 primarily related to IVIS imaging systems, offset by a decrease of $0.3 million within CDAS primarily related to in vitro drug discovery commercial services. During the six months ended June 30, 2007, maintenance and billable services increased by $2.1 million over the same period in 2006, primarily related to IVIS imaging systems, offset by a decrease of $0.6 million within CDAS related to in vitro drug discovery services.

License Fees and Contract Revenue.   License fees and contract revenue decreased on a combined net basis during the three months ended June 30, 2007 compared to the same period in 2006 primarily as a result of a decrease in license revenue derived under our Caliper Driven program due to the unfavorable quarter over quarter comparisons as discussed above, offset in part by new imaging license revenue generated as a result of the in vivo imaging patent estate we acquired as a result of our acquisition of Xenogen. On a combined basis, these sources of revenue resulted in a $0.5 million net decrease in license revenue during the second quarter compared to last year. The remaining decrease in revenue during the three months ended June 30, 2007 compared to the same period in 2006 related to a decrease in contract research revenue of approximately $0.6 million due to completed projects, and a decrease of $0.2 million from government funded research projects. The timing of significant license arrangements under our Caliper Driven program, such as those with Wako and Canon, is by its nature difficult to predict.

License fees and contract revenue increased during the six months ended June 30, 2007 primarily as a result of $2.5 million of new imaging license revenue, which was partially offset by a $1.0 million decrease in revenue from microfluidic patent estate licenses granted year-to-date. The remaining decrease in revenue during the three months ended June 30, 2007 compared to the same period in 2006 related to a decrease in contract research revenue of approximately $0.8 million, and a decrease of $0.4 million from government funded research projects.

Costs of Revenue

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(In thousands)	2007	2006	$ Change	% Change	2007	2006	$ Change	% Change
Product	$12,555	$8,825	$3,730	42%	$22,522	$18,614	$3,908	21%
Service	5,437	2,740	2,697	98%	11,089	5,579	5,510	99%
License	825	—	825	—	1,268	—	1,268	—
Total Costs	$18,817	$11,565	$7,252	63%	$34,879	$24,193	$10,686	44%

Cost of Product Revenue.   Cost of product revenue increased during the three months ended June 30, 2007 due primarily to overall higher product sales, especially resulting from our acquisition of Xenogen, and associated materials and other variable costs. During the three months ended June 30, 2007, we incurred a modest level of severance costs associated with a reduction in the number of our manufacturing personnel, but otherwise overall spending levels remained consistent with the prior year.

Cost of product revenue during the six months ended June 30, 2007 also increased primarily as a result of higher product sales, notably the result of our acquisition of Xenogen. Manufacturing spending was relatively unchanged from 2006; however, variable costs associated with product sourcing and distribution were higher by approximately $0.8 million due to increased freight, which increased 1.5% of product sales, or $0.4 million, and other miscellaneous costs.

Cost of Service Revenue.   Cost of service revenue increased during both the three and six months ended June 30, 2007 primarily due to our acquisition of Xenogen and its Xenogen Biosciences’ in vivo drug discovery service business in August 2006. The remaining increases relate to incremental service personnel associated with the IVIS imaging product line.

Cost of License Revenue.   Cost of license revenue incurred during both the three and six months ended June 30, 2007 relates to royalties due to certain third parties for in-licensed technology. The increase over the same periods in 2006 relate to new royalty agreements in 2007 and agreements assumed from the Xenogen acquisition in August 2006.

Gross Margins.   Gross margin on product revenue was 40% for the three months ended June 30, 2007, as compared to 28% in the same period in 2006. The increase in margin was primarily driven by the benefit of greater sales, especially due to added product sales from our acquisition of Xenogen, spread over a relatively fixed cost base and to a lesser extent, reduced manufacturing personnel costs. Gross margin on service revenue was 39% for the three months ended June 30, 2007, as compared to 49% in the same period in 2006. The decrease in 2007 resulted from lower gross margins associated with Xenogen Biosciences’ in vivo drug discovery service revenues. Xenogen Biosciences contributed approximately one-third of total service revenue during the second quarter of 2007 at an approximate 30% gross margin resulting in a 400 basis point decrease in services gross margins.

Gross margin on product revenue was 38% for the six months ended June 30, 2007, as compared to 31% in the same period during 2006 also as a result of increased product sales and relatively stable fixed spending. Gross margin on service revenue was 38% for the six months ended June 30, 2007, as compared to 47% in comparison to the same period in 2006 with the decline also being attributable to the effect of Xenogen Biosciences service revenues as discussed above.

Expenses

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(In thousands)	2007	2006	$ Change	% Change	2007	2006	$ Change	% Change
Research and development	$6,648	$4,928	$1,720	35%	$13,422	$9,386	$4,036	43%

Selling, general and administrative	13,306	8,929	4,377	49%	25,913	17,405	$8,508	49%

Amortization of intangible assets	2,533	1,254	1,279	102%	5,070	2,509	2,561	102%

Restructuring charges, (credits), net	(18)	32	(50)	(156)%	7	73	(66)	(90)%

Research and Development Expenses.   Research and development expenses increased during the quarter ended June 30, 2007 compared to the same period in 2006 primarily as a result of $1.9 million of in vivo research and development spending we assumed as a result of acquiring Xenogen.

Research and development expenses similarly increased during the six months ended June 30, 2007 as a result of the Xenogen acquisition. Other research and development expenses increased by approximately $0.3 million during this period, primarily related to a modest increase in personnel and project materials costs.

As a percentage of revenues, we expect research and development spending to generally decrease in the future, to the extent our revenues grow, and as we continue to closely manage discretionary spending on research and development programs. As part of our Caliper Driven program, we may potentially undertake projects that could cause our research and development costs to increase as a percentage of revenue, although such increased spending may be fully or partially funded by our commercial partners.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses increased during the quarter ended June 30, 2007 compared to the same period in 2006 primarily as a result of incremental spending we assumed by acquiring Xenogen. The increase in expenses related primarily to $1.6 million of additional personnel costs, including approximately 20 additional sales and marketing employees, $0.6 million in increased legal expenses, $1.2 million in sales and marketing related expenses, $0.5 million in consulting and accounting fees, and $0.7 million in all other expenses.

Selling, general and administrative expenses increased during the six months ended June 30, 2007 compared to the same period in 2006 also as a result of incremental spending we assumed by acquiring Xenogen. The increase in expenses related primarily to $3.5 million of additional personnel costs, including approximately 20 additional sales and marketing employees, $1.1 million in increased legal expenses, $1.9 million in sales and marketing related expenses, $1.1 million in consulting and accounting fees and $0.9 million of all other expenses.

As noted under Part II, Item 1 “Legal Proceedings,” we are presently involved in certain litigation matters, and we are currently unable to predict the level of ongoing legal costs that we will have to incur with respect to these matters.

Amortization of Intangible Assets.   The increase in amortization of intangible assets for both the three and six months ended June 30, 2007 relates to the intangible assets acquired in the Xenogen acquisition in August 2006.

Restructuring Charges.   We incurred restructuring charges in 2007 and 2006 related to acquisition and integration activities that are more fully discussed in Note 6 to the accompanying financial statements. Restructuring charges during the three and six month periods relate to accretion of interest on facilities, net of sub-lease income and adjustments to the operating expense assumptions on certain facilities.

Interest and Other Expense, Net

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(In thousands)	2007	2006	$ Change	% Change	2007	2006	$ Change	% Change
Interest income (expense), net	$(123)	$180	$(303)	(168)%	$(116)	$371	$(487)	(131)%
Other income (expense), net	(93)	225	(318)	(141)%	(81)	278	(359)	(129)%

Interest Income, Net.   Interest income, net, decreased during the three and six months ended June 30, 2007 compared to the same period in 2006, primarily due to interest expense of $0.2 and $0.4 million, respectively, incurred on outstanding borrowing under our credit facility. In addition, interest income decreased during the three and six months ended June 30, 2007, compared to 2006 primarily due to lower cash, cash equivalents and marketable securities balances.

Other Income, Net.   Other income, net, decreased on a three and six month basis compared to 2006 due to gains and losses associated with recording account balances denominated in non-U.S. currencies at fair market value. During the three and six months ended June 30, 2007, we incurred foreign currency transaction losses of approximately $0.1 million, compared to transaction gains of $0.3 million for the same periods in 2006.

Liquidity and Capital Resources

As of June 30, 2007, we had $16.5 million in cash, cash equivalents and marketable securities, as compared to $24.9 million as of December 31, 2006.

As noted in Note 7 of the Notes to Condensed Consolidated Financial Statements, on August 9, 2006, we entered into a Credit Facility with a bank which permits us to borrow up to $20.0 million in the form of revolving loan advances including up to $5.0 million in the form of letters of credit. Principal borrowings under the Credit Facility accrue interest at a floating per annum rate equal to the prime rate if our unrestricted cash held at the bank exceeds $20.0 million, or prime plus one-half of one percentage point if Caliper’s unrestricted cash held at the bank is below $20.0 million. Under the Credit Facility, we are permitted to borrow up to $20.0 million, provided we maintain unrestricted cash of at least $20.0 million with the bank, or are otherwise subject to a borrowing base limit consisting of up to (a) 80% of eligible accounts receivable, as defined, plus (b) the lesser of 90% of our unrestricted cash maintained at the bank or $10.0 million. The Credit Facility has a two-year initial maturity. Through February 9, 2008, we are required to pay interest on a minimum of $8.0 million of outstanding borrowings.

The Credit Facility includes traditional lending and reporting covenants including that certain financial covenants applicable to liquidity and earnings are to be maintained by us and tested as of the last day of each quarter. As of June 30, 2007, Caliper was in compliance with these covenants. The Credit Facility also includes several potential events of default that could cause interest to be charged at prime plus two percentage points, or, in the event of any uncured events of default, could result in the bank’s right to declare all outstanding obligations immediately due and payable. The Credit Facility will serve as a source of capital for ongoing operations and working capital needs.

Cash Flows

	Six Months Ended June 30,
(In thousands)	2007	2006	$ Change
Cash provided by (used in)
Operating Activities	$(13,084)	$(3,353)	$(9,731)
Investing Activities	6,631	3,596	3,035
Financing Activities	6,246	976	5,270

Operating Activities.   During the six months ended June 30, 2007 we used $13.1 million of cash for operating activities which included approximately $2.8 million related to severance payments to former Xenogen employees and payments of $2.2 million related to our idle facilities. We used approximately $8.1 million of cash to fund operations and working capital needs.

Investing Activities.   During the six months ended June 30, 2007, net proceeds from purchases, sales and maturities of marketable securities generated $8.3 million of cash which we used primarily for operations. Our primary investing activities were the purchase of property and equipment of $0.8 million.

Financing Activities.   During the six months ended June 30, 2007, financing cash proceeds were principally comprised of $4.3 million of net borrowings under our Credit Facility. Other proceeds were from participation in our employee stock purchase plan and option exercises.

Contractual Obligations

The commitments under leases and other obligations are described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. Other than the in-license arrangement with Monogram Biosciences described in footnote 8 in Notes to Consolidated Financial Statements included in this Form 10-Q filing, there has been no material change during the six months ended June 30, 2007 in the contractual obligations disclosed at December 31, 2006.

Capital Requirements

Our capital requirements depend on numerous factors, including market acceptance of our products, the resources we devote to developing and supporting our products, and acquisitions. We expect to devote substantial capital resources to continuing our research and development efforts, expanding our support and product development activities, and for other general corporate activities. Our future capital requirements will depend on many factors, including:

•                  continued market acceptance of our in vivo imaging, microfluidic and lab automation products;

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

Item 4. Controls and Procedures

We evaluated our “disclosure controls and procedures” as defined by Exchange Act Rules 13a-15(e) and 15d-15(e), as of June 30, 2007. This evaluation was done under the supervision and with the participation of Caliper’s management, including our chief executive officer and our chief financial officer.

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

Based on their evaluation as of June 30, 2007, the chief executive officer and the chief financial officer have concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Changes in Internal Controls.   No changes in our internal control over financial reporting identified in connection with the evaluation of such internal control occurred during the second quarter of 2007, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1. Legal Proceedings

Commencing on June 7, 2001, Caliper and three of its officers and directors (David V. Milligan, Daniel L. Kisner and James L. Knighton) were named as defendants in three securities class action lawsuits filed in the United States District Court for the Southern District of New York. The cases have been consolidated under the caption, In re Caliper Technologies Corp. Initial Public Offering Securities Litigation, 01 Civ. 5072 (SAS) (GBD). Similar complaints were filed against approximately 300 other public companies that conducted initial public offerings of their common stock during the late 1990s (the “IPO Lawsuits”). On August 8, 2001, the IPO Lawsuits were consolidated for pretrial purposes before United States Judge Shira Scheindlin of the Southern District of New York. Together, those cases are denominated In re Initial Public Offering Securities Litigation, 21 MC 92(SAS). On April 19, 2002, a Consolidated Amended Complaint was filed alleging claims against Caliper and the individual defendants under Sections 11 and 15 of the Securities Act of 1933, and under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as well as Rule 10b-5 promulgated thereunder. The Consolidated Amended Complaint also names certain underwriters of Caliper’s December 1999 initial public offering of common stock as defendants. The Complaint alleges that these underwriters charged excessive, undisclosed commissions to investors and entered into improper agreements with investors relating to aftermarket transactions. The Complaint seeks an unspecified amount of money damages. Caliper and the other issuers named as defendants in the IPO Lawsuits moved on July 15, 2002, to dismiss all claims on multiple grounds. By Stipulation and Order dated October 9, 2002, the claims against Messrs. Milligan, Kisner and Knighton were dismissed without prejudice. On February 19, 2003, the Court granted Caliper’s motion to dismiss all claims against it. Plaintiffs were not given the right to replead the claims against Caliper. The time to appeal the dismissal has not yet expired. During 2003, a settlement, subject to final approval by Judge Scheindlin, was reached among the plaintiffs, the issuers and their insurers that would result in the termination of all claims brought by plaintiffs against the issuers and individual defendants named in the IPO Lawsuits. On July 7, 2003, a Special Litigation Committee of the Caliper Board of Directors approved the terms of this settlement, which was subject to approval by Judge Scheindlin. Judge Scheindlin held a fairness hearing for final approval of the settlement on April 24, 2006, but did not issue an approval order. On December 5, 2006 the Court of Appeals for the Second Circuit issued an opinion reversing Judge Scheindlin’s prior certification of the plaintiff classes in several “focus” cases pending before her as part of the consolidated IPO Lawsuits. DAs a result of this ruling, on June 25, 2007, Judge Scheindlin issued an order terminating the settlement among the plaintiffs, the issuers and their insurers. The parties in the “focus” cases have agreed to a schedule for the filing of papers seeking certification of a new class of plaintiffs, which will not be completed until February 2008. The final resolution of this litigation is not expected to have a material impact on Caliper.

On March 7, 2005, AntiCancer, Inc. filed a lawsuit against Xenogen in the U.S. District Court for the Southern District of California (the “Court”) alleging infringement of five patents of AntiCancer. The complaint seeks damages and injunctive relief against the alleged infringement. On March 29, 2005, AntiCancer amended its complaint to include an additional claim seeking a judgment that one of Xenogen’s imaging patents exclusively in-licensed from Stanford University, U.S. patent No. 5,650,135, is invalid. On May 10, 2005, Xenogen filed its answer to AntiCancer’s amended complaint. Xenogen denied all of AntiCancer’s allegations and asserted various affirmative defenses, including its position that AntiCancer’s patents cited in its complaint, and its patent claims relating to in vivo imaging of fluorescence, are invalid, unenforceable, and not infringed by Xenogen. Caliper, as successor-in-interest to Xenogen, continues to vigorously defend itself against AntiCancer’s claims and believes AntiCancer’s complaint is without merit. Concurrent with filing Xenogen’s answer to AntiCancer’s original complaint, Xenogen had filed its own counterclaims against AntiCancer. Xenogen’s counterclaims allege that AntiCancer infringes four of Xenogen’s U.S. patents, Nos. 5,650,135, 6,649,143, 6,939,533, and 6,916,462, all of which relate to in vivo imaging and have earlier priority dates than each of the patents asserted by AntiCancer in its amended complaint. Both parties seek injunctive relief and an unspecified amount of damages, including enhanced damages for willful infringement. Caliper intends to vigorously pursue its claims against AntiCancer. The Court completed the first three days of a Markman hearing relating to these claims from June 13, 2006 through June 15, 2006. The Court then stopped the Markman hearing in order to permit Xenogen to pursue a motion to disqualify counsel for AntiCancer based on information discovered by Xenogen on the first day of the Markman hearing. On July 14, 2006, Xenogen filed a motion to disqualify AntiCancer’s attorneys due to numerous violations of ethical rules by such attorneys. After a hearing on Xenogen’s motion to disqualify AntiCancer’s attorneys due to numerous violations of ethical rules by such attorneys, on August 10, 2006, the Court issued detailed findings of fact which found several violations of applicable ethical rules by counsel for AntiCancer. As a result, the Court issued an Order which granted Xenogen’s motion to disqualify AntiCancer’s attorneys. On October 18, 2006, the Court issued a supplemental and clarifying Order to its previous August 10, 2006 Order in which the Court, among other things, (i) granted Xenogen’s motion to restart the Markman hearing, (ii) granted Xenogen’s motion to prohibit the transfer of tainted files to AntiCancer’s successor counsel, and (iii) granted AntiCancer permission until November 6, 2006 to amend its complaint. On November 6, 2006, AntiCancer filed its third amended complaint in this matter and voluntarily dismissed Stanford University from this proceeding. In response to AntiCancer’s third amended complaint, Xenogen filed a motion to strike and for a more definite statement. On April 12, 2007, the Court issued an Order which noted that all of Xenogen’s objections set forth in its motion to strike and for a more definite statement had merit, and granted AntiCancer leave to file a fourth amended complaint. AntiCancer filed its fourth amended complaint on May 15, 2007. The fourth amended complaint names Xenogen, Caliper Life Sciences, Inc., and Caliper Holdings, Inc. as defendants. In its fourth amended complaint, AntiCancer dropped three of the five patents it had previously asserted. Caliper filed a motion to dismiss AntiCancer’s fourth amended complaint on June 18, 2007. A hearing on this motion is scheduled for August 13, 2007. After that motion is decided, Caliper will determine what, if any, claims to assert and reassert against AntiCancer. Another case management conference is currently scheduled for September 13, 2007.

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

Item 1A. Risk Factors

Our risk factors are described in Part I, Item 1A of our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2006. There have been no material changes in the risks affecting Caliper since the filing of our Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

Our 2007 Annual Meeting of Shareholders was held on June 5, 2007. There were present at the meeting, in person or represented by proxy, the holders of 39,052,486 shares of common stock. The matters voted on at the meeting and the votes cast are as follows:

(1) Three persons were elected to serve as directors of the company to hold office until our 2010 Annual Meeting of Stockholders or until their respective successors are chosen and qualified. The following is a table setting forth the number of votes cast for and withheld for each nominee for director:

Name of Nominee	No. of Common Votes in Favor	No. of Common Votes Withheld
Van Billet	37,168,330	1,884,156
Robert C. Bishop, Ph.D.	36,748,158	2,304,328
David V. Milligan, Ph.D.	38,523,265	529,221

(2) The appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2007 was ratified. There were 38,898,284 shares of common stock voting in favor, 134,947 shares of common stock voting against, and 19,255 shares of common stock abstaining with zero broker non-votes.

(3) A proposed amendment to the 1999 Non-Employee Director Equity Incentive Plan was approved (i) to enable grants of stock awards in the form of restricted stock units (RSUs) to be made to non-employee directors under such Plan, and (ii) to change the annual, non-discretionary awards to be made annually to non-employee directors in office for at least six months to a fixed dollar value, which will be split evenly on a dollar value basis between an award of stock options and an award of RSUs. There were 20,828,872 shares of common stock voting in favor, 13,088,505 shares of common stock voting against, 36,262 shares of common stock abstaining and 5,098,847 broker non-votes.

Item 5. Other Information

None.

Item 6. Exhibits

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

10.1

Second Loan Modification Agreement, dated as of June 28, 2007, among Silicon Valley Bank, Caliper Life Sciences, Inc., NovaScreen Biosciences Corporation, Xenogen Corporation and Xenogen Biosciences Corporation (filed as Exhibit 10.1 to Caliper’s Current Report on Form 8-K filed on June 29, 2007).

10.2(7)	1999 Non-Employee Directors’ Equity Incentive Plan amended and approved on June 5, 2007.

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

(6)             Previously filed as Exhibit 99.2 to Current Report on Form 8-K filed December 19, 2001 and incorporated by reference herein.

(7)             Previously filed as Attachment A to Proxy Statement on Form DEF 14A filed on April 25, 2007.

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

CALIPER LIFE SCIENCES, INC.

Date: August 9, 2007	By:	/s/ E. Kevin Hrusovsky
E. Kevin Hrusovsky
Chief Executive Officer and President

	By:	/s/ Thomas T. Higgins
Thomas T. Higgins
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of document
3.1(1)	Amended and Restated Certificate of Incorporation of Caliper.

3.2(2)	Certificate of Designation Of Series A Junior Participating Preferred Stock.

3.3(3)	Restated Bylaws of Caliper.

4.2(5)	Specimen Stock Certificate.

4.3(6)	Rights Agreement, dated as of December 18, 2001, between Caliper and Wells Fargo Bank Minnesota, N.A., as Rights Agent.

10.1

Second Loan Modification Agreement, dated as of June 28, 2007, among Silicon Valley Bank, Caliper Life Sciences, Inc., NovaScreen Biosciences Corporation, Xenogen Corporation and Xenogen Biosciences Corporation (filed as Exhibit 10.1 to Caliper’s Current Report on Form 8-K filed on June 29, 2007).

10.2(7)	1999 Non-Employee Directors’ Equity Incentive Plan amended and approved on June 5, 2007.

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

(6)             Previously filed as Exhibit 99.2 to Current Report on Form 8-K filed December 19, 2001 and incorporated by reference herein.

(7)             Previously filed as Attachment A to Proxy Statement on Form DEF 14A filed on April 25, 2007.

*                    The certifications attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Caliper for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.