Form 10-Q
period 2007-09-30
CALIPER LIFE SCIENCES INC
filed 2007-11-09
CIK 1014672

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2007

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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

NUMBER OF SHARES OF COMMON STOCK OUTSTANDING ON October 31, 2007: 47,539,267

CALIPER LIFE SCIENCES, INC.
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

CALIPER LIFE SCIENCES, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands)

Item 1.    Financial Statements

	September 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$14,174	$11,634
Marketable securities	3,770	13,303
Accounts receivable, net	28,874	30,822
Inventories	21,816	18,758
Prepaid expenses and other current assets	2,469	1,996

Total current assets	71,103	76,513
Property and equipment, net	11,630	13,182
Intangible assets, net	45,413	52,806
Goodwill	80,836	80,776
Other assets	1,822	1,499

Total assets	$$210,804	$224,776

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,256	$8,740
Accrued compensation	5,841	7,417
Other accrued liabilities	11,353	11,286
Deferred revenue and customer deposits	15,226	15,112
Current portion of accrued restructuring	2,908	7,008
Current portion of credit facility and other long-term obligations	12,909	98

Total current liabilities	56,493	49,661
Noncurrent portion of accrued restructuring	591	2,152
Noncurrent portion of credit facility	—	8,587
Other noncurrent liabilities	7,389	5,837
Deferred tax liability	1,130	1,130
Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 47,473,779 and 46,812,315 shares issued and outstanding in 2007 and 2006, respectively	47	47
Additional paid-in capital	372,834	366,942
Accumulated deficit	(228,386)	(210,040)
Accumulated other comprehensive income	706	460

Total stockholders' equity	145,201	157,409

Total liabilities and stockholders' equity	$210,804	$224,776

See accompanying notes.

CALIPER LIFE SCIENCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues:
Product revenue	$18,504	$18,501	$54,787	$45,509
Service revenue	10,172	5,934	28,044	16,366
License fees and contract revenue	8,045	2,091	17,620	11,276

Total revenue	36,721	26,526	100,451	73,151
Costs and expenses:
Cost of product revenue	11,278	12,816	33,800	31,430
Cost of service revenue	5,511	4,155	16,600	9,733
Cost of license revenue	971	73	2,238	73
Research and development	5,666	8,663	19,088	18,049
Selling, general and administrative	13,399	12,535	39,312	29,940
Amortization of intangible assets	2,522	2,020	7,593	4,528
Restructuring charges, net	22	23	30	97

Total costs and expenses	39,369	40,285	118,661	93,850

Operating loss	(2,648)	(13,759)	(18,210)	(20,699)
Interest income (expense), net	(205)	99	(321)	470
Other income, net	446	101	365	379

Loss before income taxes	(2,407)	(13,559)	(18,166)	(19,850)
Benefit (provision) for income taxes	(21)	26	(180)	(197)

Net loss	$(2,428)	$(13,533)	$(18,346)	$(20,047)

Net loss per share, basic and diluted	$(0.05)	$(0.33)	$(0.39)	$(0.56)
Shares used in computing net loss per common share, basic and diluted	47,425	40,939	47,212	36,078

See accompanying notes.

CALIPER LIFE SCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended September 30,
	2007	2006
Operating activities
Net loss	$(18,346)	$(20,047)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	10,462	7,119
Stock-based compensation expense, net	3,970	4,090
In-process research and development	—	2,898
Non-cash restructuring charge, net	30	124
Other charges	639	—
Foreign currency exchange gains	(352)	(282)
Changes in operating assets and liabilities:
Accounts receivable	2,481	1,964
Inventories	(2,804)	(2,380)
Prepaid expenses and other current assets	188	247
Accounts payable and other accrued liabilities	(670)	1,886
Accrued compensation	(1,765)	(1,570)
Deferred revenue and customer deposits	(239)	(1,572)
Other noncurrent liabilities	1,552	406
Payments of accrued restructuring obligations, net	(6,310)	(2,550)

Net cash from operating activities	(11,164)	(9,667)

Investing activities
Purchases of marketable securities	(1,795)	(14,450)
Proceeds from sales of marketable securities	4,102	11,157
Proceeds from maturities of marketable securities	7,246	19,108
Other assets	(944)	(21)
Change in restricted cash	—	3,339
Purchases of property and equipment	(1,278)	(4,342)
Purchase of intangible assets	(250)	—
Xenogen acquisition, cash and marketable securities acquired, net	—	7,200

Net cash from investing activities	7,081	21,991

Financing activities
Borrowings under credit facility	6,500	8,587
Repayments under credit facility and other obligations	(2,276)	(8,780)
Proceeds from issuance of common stock	2,145	1,696

Net cash from financing activities	6,369	1,503

Effect of exchange rates on changes in cash and cash equivalents	254	411
Net increase in cash and cash equivalents	2,540	14,238
Cash and cash equivalents at beginning of period	11,634	8,096

Cash and cash equivalents at end of period	$14,174	$22,334

Supplemental disclosure of cash flow information
Stock issued for acquisition of Xenogen		52,149
Warrants issued for acquisition of Xenogen		5,476
Value of Xenogen warrants assumed in acquisition		1,655

Total non-cash consideration		59,280
Non-cash assets and liabilities		52,080

Xenogen cash acquired, net of $2.8 million in acquisition costs		$7,200

Non-cash purchase of property and equipment		$400

See accompanying notes.

CALIPER LIFE SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

(Unaudited)

1. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

        The accompanying unaudited consolidated financial statements of Caliper Life Sciences, Inc. and its wholly owned subsidiaries (collectively, the "Company" or "Caliper") have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and generally accepted accounting principles for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules or regulations. The December 31, 2006 consolidated balance sheet has been derived from the Company's audited financial statements as of that date, but does not include all disclosures required by U.S. generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. However, these unaudited consolidated financial statements should be read in conjunction with Caliper's Annual Report on Form 10-K for the year ended December 31, 2006.

        Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the full fiscal year or for any future periods. For example, the Company typically experiences higher revenue in the fourth quarter of its fiscal year due to spending patterns of its customers, and may realize significant periodic fluctuations in license and contract revenue depending on the timing and circumstances of underlying individual transactions.

        Caliper currently operates in one business segment: the development and commercialization of life science instruments and related consumables and services for use in drug discovery and development and other life sciences research.

Summary of Significant Accounting Principles

        The accounting policies underlying the accompanying unaudited consolidated financial statements are those set forth in Note 2 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC. Those policies are not presented herein, except to the extent that new policies have been adopted or that the description of existing policies has been meaningfully updated.

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

        The total amount of unrecognized tax benefits as of September 30, 2007 was approximately $333,000, all of which, if recognized, would affect our effective tax rate, and was unchanged from

December 31, 2006. In the ordinary course of business, Caliper's income tax filings are regularly audited by tax authorities. While we believe we have appropriately provided for all uncertain tax positions, amounts asserted by taxing authorities could be greater or less than our accrued position. Accordingly, additional provisions on income tax matters, or reductions of previously accrued provisions, could be recorded in the future as we revise our estimates due to changing facts and circumstances or the underlying matters are settled or otherwise resolved. We are currently undergoing tax examinations by one state tax authority and we anticipate that this examination will be concluded within the next twelve months, and it is possible that this event will affect existing tax reserves. An estimate of the range of possible changes to existing reserves cannot be made at this time. Federal and remaining state taxes for the years 2002 through 2006 are subject to examination, as well as foreign jurisdiction tax returns covering these same periods.

        We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. Interest and penalties accrued as of September 30, 2007 were not material.

        During the three and nine month periods in 2007 and 2006, Caliper's tax provision primarily relates to foreign taxes in jurisdictions where our wholly owned subsidiaries are profitable.

Reclassifications

        Certain amounts in the 2006 financial statements have been reclassified to conform to the 2007 financial statement presentation. This reclassification had no effect on previously reported net loss, total stockholders' equity or net loss per share.

2. Acquisitions

        On August 9, 2006, Caliper completed its acquisition of Xenogen Corporation for $62.1 million, consisting of $52.2 million in Caliper common stock, $7.1 million in warrants and $2.8 million of estimated direct acquisition costs. The final allocation of the purchase price was completed by August 9, 2007 and resulted in a $60,000 increase in goodwill. Xenogen's operations are included in the results of Caliper for all periods after August 9, 2006.

3. Inventories

        Inventories are stated at the lower of cost (determined on a first-in, first-out basis, or "FIFO") or market. Amounts are relieved from inventory and recognized as a component of cost of sales on a FIFO basis. Inventories consist of the following (in thousands):

	September 30, 2007	December 31, 2006
Raw material	$12,078	$9,998
Work-in-process	1,403	1,380
Finished goods	8,335	7,380

	$21,816	$18,758

4. Intangibles

        Intangibles consist primarily of assets acquired in connection with the Xenogen Corporation acquisition in August 2006, the NovaScreen Biosciences Corporation acquisition in October 2005, and the Zymark Corporation acquisition in July 2003. Intangibles, net, consist of the following (in thousands):

	September 30, 2007	December 31, 2006
Core technologies	$26,183	$28,765
Developed and contract technologies	10,642	14,285
Customer contracts, lists and relationships	5,434	6,716
Trade names	2,898	2,898
Other intangibles	256	142

	$45,413	$52,806

5. Warranty Obligations

        Caliper provides for estimated warranty expenses as a component of cost of revenue at the time product revenue is recognized in accordance with FAS 5, Accounting for Contingencies, and FASB Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others. Caliper offers a one-year limited warranty on most products, which is included in the selling price. Caliper's standard limited warranty covers repair or replacement of defective goods, a preventative maintenance visit on certain products, and telephone-based technical support. Factors that affect Caliper's warranty liability include the number of installed units, historical and anticipated rates of warranty claims, and cost per claim. Caliper periodically assesses the adequacy of its recorded warranty liabilities and adjusts amounts as necessary.

        Changes in Caliper's warranty obligation are as follows (in thousands):

	Nine Months Ended September 30,
	2007	2006
Balance at beginning of period	$2,223	$1,555
Warranties issued during the period	957	2,065
Settlements made during the period	(1,309)	(1,482)

Balance at end of period	$1,871	$2,138

6. Comprehensive Loss

        Comprehensive loss is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net loss	$(2,428)	$(13,533)	$(18,346)	$(20,047)
Unrealized gain on marketable securities	3	32	19	121
Foreign currency translation gain	65	89	227	181

Comprehensive loss	$(2,360)	$(13,412)	$(18,100)	$(19,745)

7. Restructuring Obligations

        The following table summarizes the Company's restructuring obligations as of September 30, 2007 and related activity during the nine months ended September 30, 2007 (in thousands):

	Severance and Related	Facilities	Total
Balance, December 31, 2006	$3,041	$6,119	$9,160
Adjustments to estimated obligations	(187)	561	374
Interest accretion	—	275	275
Payments	(2,837)	(3,473)	(6,310)

Balance, September 30, 2007	$17	$3,482	$3,499

        The remaining severance and facility obligations are payable as follows (in thousands):

Years Ended December 31:	Severance and Related	Facilities	Total
2007 (remainder of fiscal year)	$17	$1,001	$1,018
2008	—	2,311	2,311
2009	—	432	432
2010	—	199	199
2011	—	26	26

Total minimum payments	17	3,969	3,986
Less: Amount representing interest	—	(487)	(487)

Present value of future payments	17	3,482	3,499
Less: Current portion of obligations	17	2,891	2,908

Non-current portion of obligations	$—	$591	$591

        The restructuring obligations reflected above resulted from the following actions.

        During the period from May 2003 through December 2006, Caliper consolidated certain facilities, the effects of which were originally reflected have been subsequently adjusted through restructuring charges (credits) in the accompanying statement of operations. These facility closures, which are detailed in the Company's Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC, were accounted for in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, pursuant to which Caliper recorded a liability equal to the fair value of the remaining lease payments as of the cease-use date for each of the closed facilities. Fair value was determined based upon the discounted present value of remaining lease rentals (5% discount rate used), for the space no longer occupied, considering sublease income at each point in time. The two vacated facilities in Mountain View, California each include 28,800 square feet of space. Minimum annual lease and operating expense payments remaining under these leases, which escalate at 3 to 4% annually, are approximately $1.9 million in each of 2007 and 2008. During 2005, Caliper entered into sublease agreements for approximately 73% of its idled facilities in Mountain View, California. The agreements extend through June 2008, the end of the current lease agreement for the facilities. Basic rent and operating expenses remaining under the subleases is approximately $0.2 million in 2007 and $0.4 million in 2008. In connection with the subleases, $76,000 in deposits is being held by Caliper.

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

  •
  Caliper consolidated Xenogen's west coast operations in Alameda, California into a single facility, leaving one facility unoccupied with the intention to sublease any excess space. As of August 9, 2006, Caliper established a liability of $1.0 million related to this lease obligation. The fair value of the lease obligation was determined based upon the discounted present value of remaining lease rentals (8.75% discount rate used) for the space no longer occupied, considering the building's sublease income potential. The lease term expires April 30, 2011. During 2007, Caliper has increased the accrual by $0.6 million based upon estimated costs incurred or to be incurred for tenant improvements, a reduction in the lease rate per square foot based on sublease rental activity and changes in the timing of securing one or more tenants. The adjustment was recorded in the purchase price allocation.

        Caliper also assumed a $1.0 million obligation related to Xenogen's St. Louis, Missouri facility. The facility closure was previously accounted for in accordance with EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). The fair value of the assumed obligation was determined based upon the discounted present value of remaining lease rentals (using a discount rate of 8.75%) for the space no longer occupied, considering sublease income potential of the property. The lease term expires April 30, 2011. During 2007, Caliper increased the accrual by $0.1 million based upon the level of operating expenses required to maintain the facility. The adjustment was recorded in the purchase price allocation.

8. Revolving Credit Facility

        During 2006, Caliper entered into a credit facility with a bank, as modified by a First Loan Modification Amendment dated February 26, 2007 and a Second Loan Modification Amendment dated June 28, 2007 (the "Credit Facility"). The Credit Facility permits Caliper to borrow up to $20.0 million in the form of revolving loan advances including up to $5.0 million in the form of letters of credit, and serves as a source of capital for ongoing operations and working capital needs. Borrowings under the Credit Facility accrue interest at a floating per annum rate equal to the prime rate if Caliper's unrestricted cash held at the bank exceeds $20.0 million, or otherwise at prime plus one-half of one percentage point. Caliper is permitted to borrow up to the full $20.0 million, provided it maintains unrestricted cash of at least $20.0 million with the bank, or is otherwise subject to a borrowing base limit consisting of up to (a) 80% of eligible accounts receivable, as defined, plus (b) the lesser of 90% of Caliper's unrestricted cash maintained at the bank or $10.0 million. The Credit Facility has been classified as short-term as of September 30, 2007 in accordance with its final maturity date which is August 9, 2008. The Credit Facility requires Caliper to pay interest on a minimum of $8.0 million of outstanding borrowings through February 9, 2008.

        The Credit Facility includes traditional lending and reporting covenants including that certain financial covenants applicable to liquidity and earnings are to be maintained by Caliper and tested as of the last day of each quarter. As of September 30, 2007, Caliper was in compliance with these covenants. The Credit Facility also includes several potential events of default such as payment default, material adverse change conditions and insolvency conditions that could cause interest to be charged at prime plus two percentage points, or in the event of any uncured events of default, could result in the bank's right to declare all outstanding obligations immediately due and payable.

        As of September 30, 2007, $12.9 million of borrowings and $2.8 million in outstanding letters of credit (related primarily to security deposits under Caliper's operating leases) were outstanding under the Credit Facility leaving $4.3 million available for future borrowings. The Credit Facility is classified as short-term based upon the maturity date; however refer to the Liquidity and Capital Resources discussion in Item 2 of this Form 10Q filing for additional details.

9. Commitments and Contingencies

License Obligations and Contingencies

        On March 30, 2007, Caliper entered into an exclusive license agreement with Monogram Biosciences, Inc. ("Monogram"). Under the license agreement, Caliper is obligated to pay ongoing royalties related to product and service revenues that encompass the use of the Monogram patents, and royalty sharing for any sublicense revenue generated by Caliper. A portion of the initial license fee was credited against royalties due to Monogram in 2007. Over the term of the patents, Caliper owes minimum royalties of up to $100,000 per year for calendar years 2007 through 2024.

        On August 9, 2006, Stanford University provided Xenogen with the results of an audit performed pursuant to the exclusive license agreement between Stanford and Xenogen. The audit report, which was prepared by a third party consultant, asserted certain claims of underpayments during the period from 2002 through March 31, 2006 based upon the consultant's interpretation of the license. Upon review of the audit report, Caliper determined that additional royalties of $71,000 were owed to Stanford, and paid this obligation in 2006. Caliper is contesting the remaining payment obligation that is claimed in the Stanford audit report, and as a result, has not accrued for any additional liability. The amount of any remaining contingent obligation, if any, cannot currently be estimated, nor does Caliper believe that it is probable that a liability exists. At any time, either party may choose binding arbitration to resolve any dispute over the amount of back royalties owed, if any.

Legal Proceedings

        Commencing on June 7, 2001, Caliper and three of its officers and directors (David V. Milligan, Daniel L. Kisner and James L. Knighton) were named as defendants in three securities class action lawsuits filed in the United States District Court for the Southern District of New York. The cases have been consolidated under the caption, In re Caliper Technologies Corp. Initial Public Offering Securities Litigation, 01 Civ. 5072 (SAS) (GBD). Similar complaints were filed against approximately 300 other public companies that conducted initial public offerings of their common stock during the late 1990s (the "IPO Lawsuits"). On August 8, 2001, the IPO Lawsuits were consolidated for pretrial purposes before United States Judge Shira Scheindlin of the Southern District of New York. Together, those cases are denominated In re Initial Public Offering Securities Litigation, 21 MC 92(SAS). On April 19, 2002, a Consolidated Amended Complaint was filed alleging claims against Caliper and the individual defendants under Sections 11 and 15 of the Securities Act of 1933, and under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as well as Rule 10b-5 promulgated thereunder. The Consolidated Amended Complaint also names certain underwriters of Caliper's December 1999 initial public offering of common stock as defendants. The Complaint alleges that these underwriters charged excessive, undisclosed commissions to investors and entered into improper agreements with investors relating to aftermarket transactions. The Complaint seeks an unspecified amount of money damages. Caliper and the other issuers named as defendants in the IPO Lawsuits moved on July 15, 2002, to dismiss all claims on multiple grounds. By Stipulation and Order dated October 9, 2002, the claims against Messrs. Milligan, Kisner and Knighton were dismissed without prejudice. On February 19, 2003, the Court granted Caliper's motion to dismiss all claims against it. Plaintiffs were not given the right to replead the claims against Caliper. The time to appeal the dismissal has not yet expired. During 2003, a settlement, subject to final approval by Judge Scheindlin, was reached among the plaintiffs, the issuers and their insurers that would result in the termination of all claims brought by plaintiffs against the issuers and individual defendants named in the IPO Lawsuits. On July 7, 2003, a Special Litigation Committee of the Caliper Board of Directors approved the terms of this settlement, which was subject to approval by Judge Scheindlin. Judge Scheindlin held a fairness hearing for final approval of the settlement on April 24, 2006, but did not issue an approval order. On December 5, 2006 the Court of Appeals for the Second Circuit issued an opinion reversing Judge Scheindlin's prior certification of the plaintiff classes in several "focus" cases pending before her as part of the consolidated IPO Lawsuits. As a result of this ruling, on June 25, 2007, Judge Scheindlin issued an order terminating the settlement among the plaintiffs, the issuers and their insurers. The parties in the "focus" cases have agreed to a schedule for the filing of papers seeking certification of a new class of plaintiffs, which will not be completed until February 2008. The final resolution of this litigation is not expected to have a material impact on Caliper.

        On March 7, 2005, AntiCancer, Inc. filed a lawsuit against Xenogen in the U.S. District Court for the Southern District of California (the "Court") alleging infringement of five patents of AntiCancer. The complaint seeks damages and injunctive relief against the alleged infringement. On March 29, 2005, AntiCancer amended its complaint to include an additional claim seeking a judgment that one of Xenogen's imaging patents exclusively in-licensed from Stanford University, U.S. patent No. 5,650,135 (the "135 Patent"), is invalid. On May 10, 2005, Xenogen filed its answer to AntiCancer's amended complaint. Xenogen denied all of AntiCancer's allegations and asserted various affirmative defenses, including its position that AntiCancer's patents cited in its complaint, and its patent claims relating to in vivo imaging of fluorescence, are invalid, unenforceable, and not infringed by Xenogen. Caliper, as successor-in-interest to Xenogen, continues to vigorously defend itself against AntiCancer's claims and believes AntiCancer's complaint is without merit. Concurrent with filing Xenogen's answer to AntiCancer's original complaint, Xenogen had filed its own counterclaims against AntiCancer. Xenogen's counterclaims allege that AntiCancer infringes four of Xenogen's U.S. patents, Nos. 5,650,135, 6,649,143 (the "143 Patent"), 6,939,533, and 6,916,462, all of which relate to in vivo imaging and have earlier priority dates than each of the patents asserted by AntiCancer in its amended complaint. Both parties seek injunctive relief and an unspecified amount of damages, including enhanced damages for willful infringement. Caliper intends to vigorously pursue its claims against AntiCancer. The Court completed the first three days of a Markman hearing relating to these claims from June 13, 2006 through June 15, 2006. The Court then stopped the Markman hearing in order to permit Xenogen to pursue a motion to disqualify counsel for AntiCancer based on information discovered by Xenogen on the first day of the Markman hearing. On July 14, 2006, Xenogen filed a motion to disqualify AntiCancer's attorneys due to numerous violations of ethical rules by such attorneys. After a hearing on Xenogen's motion to disqualify AntiCancer's attorneys due to numerous violations of ethical rules by such attorneys, on August 10, 2006, the Court issued detailed findings of fact which found several violations of applicable ethical rules by counsel for AntiCancer. As a result, the Court issued an Order which granted Xenogen's motion to disqualify AntiCancer's attorneys. On October 18, 2006, the Court issued a supplemental and clarifying Order to its previous August 10, 2006 Order in which the Court, among other things, (i) granted Xenogen's motion to restart the Markman hearing, (ii) granted Xenogen's motion to prohibit the transfer of tainted files to AntiCancer's successor counsel, and (iii) granted AntiCancer permission until November 6, 2006 to amend its complaint. On November 6, 2006, AntiCancer filed its third amended complaint in this matter and voluntarily dismissed Stanford University from this proceeding. In response to AntiCancer's third amended complaint, Xenogen filed a motion to strike and for a more definite statement. On April 12, 2007, the Court issued an Order which noted that all of Xenogen's objections set forth in its motion to strike and for a more definite statement had merit, and granted AntiCancer leave to file a fourth amended complaint.

        AntiCancer filed its fourth amended complaint on May 15, 2007. The fourth amended complaint names Xenogen, Caliper Life Sciences, Inc., and Caliper Holdings, Inc. as defendants. In its fourth amended complaint, AntiCancer dropped three of the five patents it had previously asserted. Caliper filed a motion to dismiss AntiCancer's fourth amended complaint on June 18, 2007. A hearing on this motion was held on August 13, 2007, and the Court issued an Order granting Caliper's motion, but with leave for AntiCancer to file a fifth amended complaint. On August 27, 2007, AntiCancer filed its fifth amended complaint, which continued to assert infringement of the two remaining patents asserted in its fourth amended complaint, but which dropped any allegations of contributory infringement of these remaining patents. AntiCancer's fifth amended complaint also continues to seek declaratory judgment of invalidity of the "135 Patent and seeks declaratory judgment of invalidity of the "143 Patent. Caliper filed its answer to AntiCancer's fifth amended complaint on September 26, 2007, in which Caliper (i) denies all of AntiCancer's allegations of infringement and allegations of invalidity of the "135 and "142 Patents, (ii) asserts a number of affirmative defenses to AntiCancer's allegations, (iii) seeks declaratory judgment of invalidity and unenforceability of the two patents asserted by AntiCancer in its fifth amended complaint, and (iv) asserts counterclaims of infringement against AntiCancer under five patents controlled by Caliper, including the "135 Patent and "143 Patent. On October 16, 2007, AntiCancer filed its reply to the counterclaims asserted by Caliper, in which reply AntiCancer (i) denies all of Caliper's allegations of infringement, (ii) asserts a number of affirmative defenses to Caliper's allegations, and (iii) seeks declaratory judgment of invalidity and unenforceability of the five patents asserted by Caliper against AntiCancer. A case management conference was held on October 10, 2007, and discovery is proceeding. The Markman hearing for this case is presently expected to occur in May 2008, and the Court has scheduled another case management conference for April 28, 2008.

        Caliper currently is not able to predict the outcome of the patent infringement lawsuit with AntiCancer. Even if Caliper prevails in this lawsuit, the defense of the lawsuit or similar lawsuits will be expensive and time-consuming and may distract Caliper management from operating Caliper's business.

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

10. Stock-Based Compensation, Options and Restricted Stock Activity and Net Loss per Weighted Average Common Share Outstanding

Stock-Based Compensation

        Caliper accounts for stock-based compensation in accordance with Statement of Financial Accounting Standard No. 123R, Share-Based Payment ("SFAS 123R"), which requires all share-based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on their fair values. Caliper estimates the fair value of each option award on the date of grant using a Black-Scholes-Merton based option-pricing model.

        Stock-based compensation expense is included within costs and expenses as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Cost of product revenue	$87	$124	$329	$373
Cost of service revenue	22	44	99	111
Research and development	159	232	623	723
Selling, general and administrative	968	1,027	2,919	2,870

Total	$1,236	$1,427	$3,970	$4,077

        On September 30, 2007, Caliper had five share-based compensation plans (the "Plans"), which are described within Note 13 of Caliper's audited financial statements included in Caliper's Annual Report on Form 10-K for the year ended December 31, 2006.

        The fair value of each option award issued under Caliper's equity plans is estimated on the date of grant using a Black-Scholes-Merton based option pricing model that uses the assumptions noted in the following table. Expected volatilities are based on historical volatility of Caliper's stock. The expected term of the options is based on Caliper's historical option exercise data taking into consideration the exercise patterns of the option holders during the option's life. The risk-free interest rate is based on the U.S. Treasury yield curve in effect on the date of the grant.

	Nine Months Ended September 30,
	2007	2006
Expected volatility (%)	39-45	45
Risk-free interest rate (%)	4.50-5.00	4.80
Expected term (years)	3.2-4.2	4.3
Expected dividend yield (%)	—	—

Options and Restricted Stock Activity

        A summary of stock option and restricted stock activity under the Plans as of September 30, 2007, and changes during the nine months then ended is as follows:

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 31, 2006	6,713,292	$6.31
Granted	1,650,645	5.72
Exercised	(378,397)	3.94
Canceled	(586,954)	10.95

Outstanding at September 30, 2007	7,398,586	$5.99	6.7	$5,259

Exercisable at September 30, 2007	4,736,742	$6.06	5.1	$4,874

Unvested at September 30, 2007	2,661,844	$5.85		$385

Restricted Stock Units	Shares	Weighted Average Grant Date Fair Market per Share
Outstanding and non-vested at December 31, 2006	567,090	$6.30
Granted	322,498	5.64
Vested	(190,694)	6.04
Unvested repurchases	(25,566)	5.91

Outstanding and non-vested at September 30, 2007	673,328	6.03

        During the nine months ended September 30, 2007, Caliper granted its employees and directors 1,650,645 options at a weighted average grant date fair value of $2.23 per share using a Black-Scholes-Merton based option pricing model. The total intrinsic value of options exercised during the nine months ended September 30, 2007 was approximately $0.7 million. The total fair value of restricted stock that vested during the nine months ended September 30, 2007 was approximately $1.1 million.

        As of September 30, 2007, there was $8.3 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average remaining service (vesting) period of approximately 2.7 years.

Common Shares Outstanding

        During the nine months ended September 30, 2007, Caliper issued 661,464 shares of common stock as a result of stock purchases under Caliper's employee stock purchase plan, stock option exercises and vesting of restricted stock.

Net Loss per Weighted Average Common Share Outstanding

        Basic net loss per share is calculated based upon net loss divided by the weighted-average number of common shares outstanding during the period. The calculation of diluted net loss per share excludes common stock equivalents consisting of stock options, unvested restricted stock, unvested restricted stock units and warrants (calculated using the treasury stock method) which would have an anti-dilutive effect.

        The weighted average number of shares used to compute both basic and diluted net loss per share consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Basic and diluted	47,425	40,939	47,212	36,078
Anti-dilutive common stock equivalents excluded from calculation of diluted net loss per share (prior to the application of the treasury stock method)	14,086	13,456	14,086	13,456

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        This Management's Discussion and Analysis of Financial Condition and Results of Operations as of September 30, 2007 and for the three and nine months ended September 30, 2007 and September 30, 2006 should be read in conjunction with our financial statements included in this Quarterly Report on Form 10-Q and Management's Discussion and Analysis of Financial Condition and Results of Operations and our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.

        The discussion in this report contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to these differences include those discussed under the caption "Risk Factors" below, as well as those discussed elsewhere. The cautionary statements made in this report should be read as applying to all related forward-looking statements wherever they appear in this report.

Executive Summary

Business

        Caliper Life Sciences sells products, services and integrated systems comprised of instruments, software and reagents to life sciences biomedical and pharmaceutical researchers. We believe our offerings enable our customers to accelerate drug discovery, enhance the diagnosis of disease and facilitate scientific research. Our strategy is to transform drug discovery and development through technologies and services that are relevant to and predictive of drug effects in humans. On August 9, 2006, we acquired Xenogen Corporation, which provided us entry into the fast-growing preclinical non-invasive imaging market, and positions us as one of the first life science instrumentation companies able to provide an integrated portfolio of products and services for both in vitro (in an artificial environment) and in vivo (in a living organism) research.

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

General Overview

        During the three and nine months ended September 30, 2007, our revenues increased to $36.7 and $100.5 million, respectively, from $26.5 million and $73.2 million for the same periods in 2006. In addition, our operating losses decreased to $2.6 million and $18.2 million, respectively, from $13.8 million and $20.7 million for the same periods in 2006.

        Significant developments impacting our performance during the three and nine months ended September 30, 2007 include strong overall combined product and service revenue growth aided by our recent acquisitions of Xenogen in 2006, improvement in gross margin performance as a result of increased leverage of our manufacturing and services capacity combined with the effects of cost savings and margin enhancement initiatives, and substantial microfluidic patent portfolio license revenues.

        During the three months ended September 30, 2007, we benefited from approximately $5.2 million of microfluidic patent portfolio license revenue and a full quarter of biophotonic molecular imaging license revenue compared to the same period in 2006. A portion of the microfluidic license revenue related to commercial milestone payments from one of our licensees which were anticipated to be realized in the fourth quarter of 2007. We were pleased to secure these new license arrangements, but do not consider such revenue to be a stable source of recurring revenues in the future. Our direct channel microfluidic products, on the other hand, have demonstrated growth which we expect will continue, driven by the strong potential of our new microfluidic products such as EZ Reader and ProfilerPro Kinase Assay kits.

        In addition to the license revenue increases, in vivo and in vitro drug discovery services performed by Caliper Discovery Alliances & Services (CDAS) (our services unit comprised of Xenogen Biosciences and Novascreen Biosciences) exhibited strong organic revenue performance on top of acquisition related growth. Novascreen's Toxcast Screening contract with the U.S. Environmental Protection Agency (EPA) was a primary driver of our third quarter service revenue, with remaining services growth resulting primarily from Xenogen Biosciences which we owned for a partial quarter in 2006.

        Improved service and license revenue performance compensated for mixed results in third quarter product sales. Overall product sales were flat, reflecting strong growth in microfluidic instruments and reagents, flat performance in automation products and a decline in IVIS instrument sales due to seasonal performance and funding delays. We have evaluated the sales pipeline for IVIS imaging instruments, the primary driver of overall in vivo imaging product growth, and expect to see a return to double-digit growth in the fourth quarter of 2007.

        Looking beyond the third quarter, we believe that our product and services are well-positioned to take advantage of attractive growth opportunities in the life sciences industry that will support ongoing double digit product and service revenue growth. We are committed to our goals to aggressively innovate new technology to bridge the gap between in vitro assays and in vivo results, and to translate those findings into cures for human disease. We are projecting revenue in the range of $37 to $40 million for the fourth quarter, and have narrowed our estimated revenue range to $137 to $140 million for full fiscal 2007.

Critical Accounting Estimates

        The critical accounting policies that we believe impact significant judgments and estimates used in the preparation of our consolidated financial statements presented in this report are described in our Management's Discussion and Analysis of Financial Condition and Results of Operations, and in the Notes to the Consolidated Financial Statements, each included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. During the first quarter of 2007, we adopted FIN 48, Accounting for Uncertainty in Income Taxes. The adoption of FIN 48 had no impact on our financial statements. Aside from the adoption of FIN 48, there have been no material changes to the critical accounting policies since the filing of that report.

Results of Operations for the Three and Nine Months Ended September 30, 2007 and 2006

        Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For example, Caliper typically experiences higher revenues in the fourth quarter of its fiscal year as a result of the capital spending patterns of its customers.

		Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)
	2007	2006	$ Change	% Change	2007	2006	$ Change	% Change
Product revenue	$18,504	$18,501	$3	—%	$54,787	$45,509	$9,278	20%
Service revenue	10,172	5,934	4,238	71%	28,044	16,366	11,678	71%
License fees and contract revenue	8,045	2,091	5,954	285%	17,620	11,276	6,344	56%

Total Revenues	$36,721	$26,526	$10,195	38%	$100,451	$73,151	$27,300	37%

Product Revenue.

        Product revenue during the three months ended September 30, 2007 was approximately equal to product revenue for the same period of 2006 on an overall basis. On a comparative basis, microfluidic instruments and consumables increased by approximately $1.9 million, or 49%; molecular imaging instruments and consumables decreased by approximately $1.5 million, or 26%; and liquid handling and automation instruments and consumables decreased by approximately $0.4 million, or 4%. Microfluidic product line growth mainly resulted from increased direct channel instrument and consumables sales. The EZ Reader kinase screening platform and associated ProfilerPro reagent kits provided $1.0 million of the revenue increase, and continuing strong demand for the LabChip 90 automated electrophoresis system provided $0.4 million of the revenue increase. All other microfluidic product sales provided for the remaining $0.5 million increase. Molecular imaging product sales decreased by $1.5 million, primarily as a result of lower than anticipated academic customer orders of IVIS imaging systems due primarily to delays in underlying government grant funding, the mix of IVIS systems sales toward Lumina instruments that feature a lower average selling price. We believe customer demand for IVIS imaging systems remains strong, and expect to experience improved performance reflecting continued strong revenue growth in the fourth quarter. Liquid handling and automation product line performance reflected a $1.3 million decrease in liquid handling product sales, mainly involving large, higher priced Staccato systems which are more easily influenced by customer budget constraints and strong competition from competitors; a $1.2 million increase in pharmaceutical development and quality and specialty instrument product sales driven by continuing strong demand for automated sample preparation and analysis instrumentation; and a $0.3 million decrease in all other liquid handling and automation product sales. We introduced the Zephyr liquid handler during the first quarter of 2007, and recently announced the first targeted application solution to perform solid phase extraction using the Zephyr platform. We expect that sales of Zephyr instruments and additional applications based on the Zephyr platform will strengthen liquid handling and automation product sales in future periods. In addition, we are investing additional resources to develop new automation collaborations with potential OEM partners to enhance OEM product revenue opportunities.

        Product revenue increased during the nine months ended September 30, 2007 compared to the same period in 2006, primarily as a result of revenue generated by our molecular imaging product line acquired from Xenogen, Inc. in August 2006, and continuing strong direct channel performance of our microfluidic product lines, offset by revenue declines in liquid handling and automation. Sales of IVIS imaging systems and related consumables and reagents generated an increase of approximately $12.0 million of revenue during the nine months ended September 30, 2007. Microfluidic product line sales increased on a net basis by approximately $1.0 million, driven by our direct channel instrument and consumable sales. Such instruments include our EZ Reader kinase screening platform and associated ProfilerPro reagent kits, which were introduced in the first quarter of 2007, and the LabChip 90 automated electrophoresis system. Within this net increase, we experienced a $0.6 million decrease in microfluidic OEM product sales resulting from Agilent directly taking over sourcing of its 2100 BioAnalyzer platform reagents in the second half of 2006. Liquid handling and automation product sales declined $6.7 million during the nine months ended September 30, 2007 compared to the same period of 2006 on a net basis. This net decline was comprised of a $2.9 million decrease in large Staccato system sales, a $1.0 million decrease in liquid handling instrument sales, a $2.8 million decrease in OEM and other automation instrument revenues. Within the nine months ended September 30, 2007 there was an offsetting increase of $2.9 million in sales of pharmaceutical development and quality and specialty instrument product sales. In general, the market environment for liquid handling instruments and systems is characterized by a high level of direct competition and occasional budget constraints experienced by our customers.

        Service Revenue.    Service revenue increased during the three months ended September 30, 2007 compared to the same period in 2006 primarily due to the addition of the Xenogen Biosciences' in vivo drug discovery services following the Xenogen acquisition in August 2006, as well as IVIS imaging system service growth which we have been able to successfully grow as a result of our commercial instrument service organization. Combined, these factors resulted in an increase of approximately $2.0 million in service revenues over 2006. In addition, service revenues of NovaScreen, our in vitro drug discovery business, increased approximately $1.9 million compared to the same period in 2006. The majority of this increase resulted from the ToxCast Screening contract that we were awarded by the EPA. All other sources of service revenue increased by approximately $0.3 million compared to the same period of 2006.

        Service revenue increased during the nine months ended September 30, 2007 compared to the same period of 2006 for similar reasons as stated above, including an additional $9.5 million of service revenue from Xenogen (including Xenogen Biosciences) and an additional $1.3 million of service revenue from NovaScreen and of $0.9 million from all other sources.

        License Fees and Contract Revenue.    License fees and contract revenue increased on a combined net basis during the three months ended September 30, 2007 compared to the same period in 2006 primarily as a result of an increase in microfluidics patent portfolio related license revenue, and more specifically due to commercial milestone payments achieved under one of our molecular diagnostic license agreements and an expansion of licensed rights under multiple agreements with one of our microfluidic patent portfolio licensees. The remaining increase during the quarter resulted from biophotonic imaging license fees associated with our in vivo imaging patent portfolio. Combined, these sources of revenue resulted in a $6.3 million increase in license revenue during the third quarter compared to last year. This was partially offset by a decrease in contract research collaboration revenue of approximately $0.2 million due to completed projects, and a decrease of $0.1 million from government funded research projects. Significant license revenue transactions are subject to significant uncertainty and variation from period to period.

        License fees and contract revenue increased during the nine months ended September 30, 2007 compared to the same period in 2006 primarily as a result of $3.7 million of biophotonic imaging license revenue attributable to our Xenogen business, and an increase of $4.2 million in revenue from license rights granted to our microfluidic patent portfolio under our Caliper Driven program. These sources of revenue were partially offset by decreases in revenue during this same period from contract research collaborations of approximately $0.9 million, and government funded research projects of approximately $0.6 million.

Costs of Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands)
	2007	2006	$ Change	% Change	2007	2006	$ Change	% Change
Product	$11,278	$12,816	$(1,538)	(12)%	$33,800	$31,430	$2,370	8%
Service	5,511	4,155	1,356	33%	16,600	9,733	6,867	71%
License and contract	971	73	898	—	2,238	73	2,165	—

Total Costs	$17,760	$17,044	$716	4%	$52,638	$41,236	$11,402	28%

        Cost of Product Revenue.    Cost of product revenue decreased during the three months ended September 30, 2007 due primarily to the underlying volume and mix of product sales which exhibited a greater mix of lower cost, higher margin, instruments and consumable sales through our direct channel, especially within our microfluidics and development and specialty instrument product lines. In addition, increased volumes and renegotiated supply arrangements have resulted in material cost reductions within the current year. Overall spending levels, including miscellaneous variable costs, decreased $0.4 million during the period. The decrease in overall spending was driven by $0.7 million in manufacturing indirect labor spending and $0.4 million in reduced warranty costs. These savings were partially offset by an increase of $0.2 million in royalties paid on product sales and increases to all other product costs of $0.5 million.

        Cost of product revenue increased during the nine months ended September 30, 2007 due primarily to overall higher product sales, especially resulting from our acquisition of Xenogen. Xenogen product costs incurred during the nine months ended September 30, 2007 were approximately $5.0 million higher than the same period of 2006. In addition to Xenogen, all other product costs decreased by $2.6 million reflecting the following changes: $2.0 million related to reduced volumes and mix; a reduction of $0.6 million in indirect manufacturing labor spending; reduced warranty costs of $0.8 million due to improvements in quality management; an increase in product related royalties of $0.3 million; and an increase of $0.5 million in all other product costs.

        Cost of Service Revenue.    Cost of service revenue increased during both the three and nine months ended September 30, 2007 primarily due to our acquisition of Xenogen, including especially costs associated with the Xenogen Biosciences' in vivo drug discovery service business.

        Cost of License Revenue.    Cost of license revenue increased during both the three and nine months ended September 30, 2007 compared to the same periods in 2006 as a result of sublicense royalties due to certain third parties for in-licensed patent technologies. The increase over the same periods in 2006 primarily relate to the obligations arising under Xenogen's exclusive license with Stanford University, which we assumed with our acquisition of Xenogen, and obligations to Monogram Biosciences under our exclusive license agreement entered into on March 30, 2007. See Note 9 of the Notes to Consolidated Financial Statements for more information on our license agreement with Monogram Biosciences.

        Gross Margins.    Gross margin on product revenue was 39% for the three months ended September 30, 2007, as compared to 31% in the same period in 2006. The increase in margin was primarily driven by the combined effect of enhanced product mix toward lower cost instrument products, ProfilerPro kits and other consumables, and reduced manufacturing costs as described under Cost of Product Revenue above. Gross margin on service revenue was 46% for the three months ended September 30, 2007, as compared to 30% in the same period in 2006. The increase in 2007 resulted primarily from higher gross margins associated with NovaScreen, our in vitro drug discovery business which benefited from utilization of its fixed cost base in connection with the volumes achieved with the ToxCast Screening contract that we were awarded by the EPA.

        Gross margin on product revenue was 38% for the nine months ended September 30, 2007, as compared to 31% in the same period during 2006 which was a result of the combined effects of product mix improvement and reduced manufacturing costs as described above. Gross margin on service revenue was 41% for the nine months ended September 30, 2007 and 2006. The benefit of volumes achieved at NovaScreen related to the EPA ToxCast contract were offset by lower gross margins associated with Xenogen Biosciences' in vivo drug discovery service revenues. Xenogen Biosciences contributed approximately one-third of total service revenue during the nine months ended September 30, 2007 at an approximately 30% gross margin.

Expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands)
	2007	2006	$ Change	% Change	2007	2006	$ Change	% Change
Research and development	$5,666	$8,663	$(2,997)	(35)%	$19,088	$18,049	$1,039	6%
Selling, general and administrative	13,399	12,535	864	7%	39,312	29,940	9,372	31%
Amortization of intangible assets	2,522	2,020	502	25%	7,593	4,528	3,065	68%
Restructuring charges, (credits), net	22	23	(1)	—%	30	97	(67)	(69)%

        Research and Development Expenses.    Research and development expenses decreased overall during the three months ended September 30, 2007 compared to the same period in 2006 primarily as a result of the $2.9 million charge taken for acquired in-process research and development projects in connection with our acquisition of Xenogen in 2006. Beside this charge, we incurred expense increases including $0.7 million of incremental expense associated with a full quarter of in vivo imaging research and development as a result of the Xenogen acquisition and $0.2 million of in vitro spending as a result of a modest headcount increase at NovaScreen. These increases were offset in total by $0.8 million of various expense decreases including, primarily, $0.6 million related to a small reduction in personnel and their associated costs.

        Research and development expenses increased during the nine months ended September 30, 2007 compared to the same period in 2006 primarily as a result of $4.4 million of in vivo research and development spending we assumed as a result of the Xenogen acquisition, offset by the absence of the $2.9 million charge taken for acquired in-process research and development projects in connection with our acquisition of Xenogen in 2006. Other research and development expenses decreased by approximately $0.4 million during this period, primarily related to a decrease in personnel and other related costs.

        As a percentage of revenues, we expect research and development spending generally to decrease in the future, to the extent our revenues grow, and as we continue to closely manage discretionary spending on research and development programs.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses were up $0.9 million during the quarter ended September 30, 2007 compared to the same period in 2006. Within the overall change in selling, general and administrative expenses, sales and marketing expenses increased by approximately $1.0 million, comprised primarily of $0.9 million salary and related costs in an effort to improve the commercial operations in North America. This increase was partially offset by a $0.1 million decrease in general and administrative costs, which consists of a $0.6 million increase in legal and advisory services related to merger and acquisition activity offset by approximately $0.7 million of expenses previously incurred by Xenogen.

        Selling, general and administrative expenses increased by $9.4 million during the nine months ended September 30, 2007 compared to the same period in 2006 primarily as a result of approximately $3.4 million of incremental spending we assumed by acquiring Xenogen. The increase in expenses attributable to the Xenogen acquisition related primarily to $1.8 million of additional personnel costs, including approximately 20 additional sales and marketing employees, $1.0 million in increased legal expenses, $0.4 million in sales and marketing related expenses and $0.2 million of all other expenses. The remaining increase of $6.0 million related primarily to sales and marketing expenses of $4.1 million and $1.9 million in general and administrative costs. The sales and marketing increase primarily resulted from personnel added within our direct channel sales force and marketing groups, which also included a reallocation of existing personnel resources from other areas of the business. The increase of $1.9 million in general and administrative expenses resulted from $0.6 million of legal and advisory services related to merger and acquisition activity, $0.5 million of in-sourced information technology services, $0.3 million of increased provision for doubtful accounts and $0.5 million of other general and administrative costs.

        As noted under Part II, Item 1 "Legal Proceedings," we are presently involved in certain litigation matters, and we are currently unable to predict the level of ongoing legal costs that we will have to incur with respect to these matters.

        Amortization of Intangible Assets.    The increase in amortization of intangible assets for both the three and nine months ended September 30, 2007 relates to the intangible assets acquired in the Xenogen acquisition in August 2006.

        Restructuring Charges.    We incurred restructuring charges in 2007 and 2006 related to acquisition and integration activities that are more fully discussed in Note 7 to the accompanying financial statements. Restructuring charges during the three and nine month periods relate to accretion of interest on facilities, net of sub-lease income and adjustments to the operating expense assumptions on certain facilities.

Interest and Other Expense, Net

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands)
	2007	2006	$ Change	% Change	2007	2006	$ Change	% Change
Interest income (expense), net	$(205)	$99	$(304)	(307)%	$(321)	$470	$(791)	(168)%
Other income (expense), net	446	101	345	342%	365	379	(14)	(4)%

        Interest Income (Expense), Net.    Interest income (expense), net, decreased during the three and nine months ended September 30, 2007 compared to the same period in 2006, primarily due to an increase in interest expense of $0.2 and $0.6 million, respectively, incurred on increased outstanding borrowing under our credit facility. In addition, interest income decreased during the three and nine months ended September 30, 2007, compared to 2006 primarily due to lower balances of cash, cash equivalents and marketable securities.

        Other Income, Net.    Other income, net, increased on a three month basis compared to 2006 due to transaction gains on foreign denominated accounts receivable due to weakening of the dollar in comparison primarily to the British Pound, the Euro, the Yen and the Canadian Dollar. During the three months ended September 30, 2007, we incurred foreign currency transaction gains of approximately $0.4 million, compared to no impact (gain or loss) for the same period in 2006. During the three months ended September 30, 2006 there were $0.1 million in gains from investments. During the nine months ended September 30, 2007, compared to the same period in 2006, other income, which was comprised primarily of foreign currency transaction gains, was relatively unchanged.

Liquidity and Capital Resources

        As of September 30, 2007, we had $17.9 million in cash, cash equivalents and marketable securities, as compared to $24.9 million as of December 31, 2006.

        As noted in Note 8 of the Notes to Consolidated Financial Statements, on August 9, 2006, we entered into a credit facility with a bank which permits us to borrow up to $20.0 million in the form of revolving loan advances including up to $5.0 million in the form of letters of credit. Principal borrowings under the credit facility accrue interest at a floating per annum rate equal to the prime rate if our unrestricted cash held at the bank exceeds $20.0 million, or prime plus one-half of one percentage point if our unrestricted cash held at the bank is below $20.0 million. Under the credit facility, we are permitted to borrow up to $20.0 million, provided we maintain unrestricted cash of at least $20.0 million with the bank, or are otherwise subject to a borrowing base limit consisting of up to (a) 80% of eligible accounts receivable, as defined, plus (b) the lesser of 90% of our unrestricted cash maintained at the bank or $10.0 million. The credit facility has a two-year initial maturity. Through February 9, 2008, we are required to pay interest on a minimum of $8.0 million of outstanding borrowings.

        The credit facility includes traditional lending and reporting covenants including that certain financial covenants applicable to liquidity and earnings are to be maintained by us and tested as of the last day of each quarter. As of September 30, 2007, we were in compliance with these covenants. The credit facility also includes several potential events of default that could cause interest to be charged at prime plus two percentage points, or, in the event of any uncured events of default, could result in the bank's right to declare all outstanding obligations immediately due and payable. We expect to renew the facility upon its maturation (August 2008), however, based upon the current maturity we have classified all borrowings outstanding as short-term as of September 30, 2007. The credit facility will serve as a source of capital for ongoing operations and working capital needs.

        We assess our liquidity in terms of our ability to generate cash to fund our operating, investing, and financing activities. Our primary ongoing cash requirements will be to fund operating activities, capital expenditures, investments in businesses, product development, restructured facility obligations, and debt service. Our primary sources of liquidity are internally generated cash flows and borrowings under our credit facility. Significant factors affecting the management of our ongoing cash requirements are the adequacy of available bank lines of credit and our ability to attract long term capital with satisfactory terms. The sources of our liquidity are subject to all of the risks of our business and could be adversely affected by, among other factors, a decrease in demand for our products, our ability to integrate acquisitions, deterioration in certain financial ratios, and market changes in general.

        We believe our future operating cash flows will be sufficient to meet our future operating cash needs. Furthermore, our ability to obtain equity financing, as well as availability of additional borrowings under our credit facility, provide additional potential sources of liquidity should they be required.

        We maintain cash balances in many subsidiaries through which we conduct our business. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences. However, these cash balances are generally available without legal restrictions to fund ordinary business operations. We have transferred, and will continue to transfer, cash from our subsidiaries to us and to other international subsidiaries when it is cost effective to do so.

Cash Flows

	Nine Months Ended September 30,
(In thousands)
	2007	2006	$ Change
Cash provided by (used in)
Operating Activities	$(11,164)	$(9,667)	$(1,497)
Investing Activities	7,081	21,991	(14,910)
Financing Activities	6,369	1,503	4,866

        Operating Activities.    During the nine months ended September 30, 2007 we used $11.2 million of cash for operating activities which included approximately $2.8 million related to severance payments to former Xenogen employees and payments of $3.5 million related to our idle facilities. We used approximately $4.9 million of cash to fund operations and working capital needs, which primarily related to a $2.8 million investment in inventory within the period.

        Investing Activities.    During the nine months ended September 30, 2007, net proceeds from purchases, sales and maturities of marketable securities generated $9.6 million of cash which we used primarily for operations. Our primary investing activities were the purchase of property and equipment of $1.3 million.

        Financing Activities.    During the nine months ended September 30, 2007, financing cash proceeds were principally comprised of $4.2 million of net borrowings under our credit facility. Other proceeds were from stock proceeds realized from employee participation in our employee stock purchase plan and option exercises.

Contractual Obligations

        The commitments under leases and other obligations are described in our Management's Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. Other than the in-license arrangement with Monogram Biosciences described in footnote 9 in Notes to Consolidated Financial Statements included in this Form 10-Q filing, there has been no material change during the nine months ended September 30, 2007 in the contractual obligations disclosed at December 31, 2006.

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

  •
  our ability to maintain existing, and establish additional, corporate partnerships;

  •
  the time and costs involved in expanding and maintaining our manufacturing facilities;

  •
  the potential need to develop, acquire or license new technologies and products; and

  •
  other factors not within our control.

        Based on current plans, we expect that revenue from operations, our current cash balances and borrowing availability under our credit facility will be sufficient to fund our operations at least through the end of 2008.

Item 3    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

        Our primary market risk exposures are foreign currency fluctuation and interest rate sensitivity. There have been no material changes to the information included under Item 7A, "Quantitative and

Qualitative Disclosures About Market Risk," in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 4.    Controls and Procedures

        We evaluated our "disclosure controls and procedures" as defined by Exchange Act Rules 13a-15(e) and 15d-15(e), as of June 30, 2007. This evaluation was done under the supervision and with the participation of Caliper's management, including our chief executive officer and our chief financial officer.

        Evaluation of Disclosure Controls and Procedures.    We have established disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls are also designed to provide reasonable assurance that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

        Based on their evaluation as of September 30, 2007, the chief executive officer and the chief financial officer have concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

        Changes in Internal Controls.    No changes in our internal control over financial reporting identified in connection with the evaluation of such internal control occurred during the third quarter of 2007, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II—OTHER INFORMATION

Item 1.    Legal Proceedings

        Commencing on June 7, 2001, Caliper and three of its officers and directors (David V. Milligan, Daniel L. Kisner and James L. Knighton) were named as defendants in three securities class action lawsuits filed in the United States District Court for the Southern District of New York. The cases have been consolidated under the caption, In re Caliper Technologies Corp. Initial Public Offering Securities Litigation, 01 Civ. 5072 (SAS) (GBD). Similar complaints were filed against approximately 300 other public companies that conducted initial public offerings of their common stock during the late 1990s (the "IPO Lawsuits"). On August 8, 2001, the IPO Lawsuits were consolidated for pretrial purposes before United States Judge Shira Scheindlin of the Southern District of New York. Together, those cases are denominated In re Initial Public Offering Securities Litigation, 21 MC 92(SAS). On April 19, 2002, a Consolidated Amended Complaint was filed alleging claims against Caliper and the individual defendants under Sections 11 and 15 of the Securities Act of 1933, and under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as well as Rule 10b-5 promulgated thereunder. The Consolidated Amended Complaint also names certain underwriters of Caliper's December 1999 initial public offering of common stock as defendants. The Complaint alleges that these underwriters charged excessive, undisclosed commissions to investors and entered into improper agreements with investors relating to aftermarket transactions. The Complaint seeks an unspecified amount of money damages. Caliper and the other issuers named as defendants in the IPO Lawsuits moved on July 15, 2002, to dismiss all claims on multiple grounds. By Stipulation and Order dated October 9, 2002, the claims against Messrs. Milligan, Kisner and Knighton were dismissed without prejudice. On February 19, 2003, the Court granted Caliper's motion to dismiss all claims against it. Plaintiffs were not given the right to replead the claims against Caliper. The time to appeal the dismissal has not yet expired. During 2003, a settlement, subject to final approval by Judge Scheindlin, was reached among the plaintiffs, the issuers and their insurers that would result in the termination of all claims brought by plaintiffs against the issuers and individual defendants named in the IPO Lawsuits. On July 7, 2003, a Special Litigation Committee of the Caliper Board of Directors approved the terms of this settlement, which was subject to approval by Judge Scheindlin. Judge Scheindlin held a fairness hearing for final approval of the settlement on April 24, 2006, but did not issue an approval order. On December 5, 2006 the Court of Appeals for the Second Circuit issued an opinion reversing Judge Scheindlin's prior certification of the plaintiff classes in several "focus" cases pending before her as part of the consolidated IPO Lawsuits. DAs a result of this ruling, on June 25, 2007, Judge Scheindlin issued an order terminating the settlement among the plaintiffs, the issuers and their insurers. The parties in the "focus" cases have agreed to a schedule for the filing of papers seeking certification of a new class of plaintiffs, which will not be completed until February 2008. The final resolution of this litigation is not expected to have a material impact on Caliper.

        On March 7, 2005, AntiCancer, Inc. filed a lawsuit against Xenogen in the U.S. District Court for the Southern District of California (the "Court") alleging infringement of five patents of AntiCancer. The complaint seeks damages and injunctive relief against the alleged infringement. On March 29, 2005, AntiCancer amended its complaint to include an additional claim seeking a judgment that one of Xenogen's imaging patents exclusively in-licensed from Stanford University, U.S. patent No. 5,650,135 (the "135 Patent"), is invalid. On May 10, 2005, Xenogen filed its answer to AntiCancer's amended complaint. Xenogen denied all of AntiCancer's allegations and asserted various affirmative defenses, including its position that AntiCancer's patents cited in its complaint, and its patent claims relating to in vivo imaging of fluorescence, are invalid, unenforceable, and not infringed by Xenogen. Caliper, as successor-in-interest to Xenogen, continues to vigorously defend itself against AntiCancer's claims and believes AntiCancer's complaint is without merit. Concurrent with filing Xenogen's answer to AntiCancer's original complaint, Xenogen had filed its own counterclaims against AntiCancer. Xenogen's counterclaims allege that AntiCancer infringes four of Xenogen's U.S. patents, Nos.

5,650,135, 6,649,143 (the "143 Patent"), 6,939,533, and 6,916,462, all of which relate to in vivo imaging and have earlier priority dates than each of the patents asserted by AntiCancer in its amended complaint. Both parties seek injunctive relief and an unspecified amount of damages, including enhanced damages for willful infringement. Caliper intends to vigorously pursue its claims against AntiCancer. The Court completed the first three days of a Markman hearing relating to these claims from June 13, 2006 through June 15, 2006. The Court then stopped the Markman hearing in order to permit Xenogen to pursue a motion to disqualify counsel for AntiCancer based on information discovered by Xenogen on the first day of the Markman hearing. On July 14, 2006, Xenogen filed a motion to disqualify AntiCancer's attorneys due to numerous violations of ethical rules by such attorneys. After a hearing on Xenogen's motion to disqualify AntiCancer's attorneys due to numerous violations of ethical rules by such attorneys, on August 10, 2006, the Court issued detailed findings of fact which found several violations of applicable ethical rules by counsel for AntiCancer. As a result, the Court issued an Order which granted Xenogen's motion to disqualify AntiCancer's attorneys. On October 18, 2006, the Court issued a supplemental and clarifying Order to its previous August 10, 2006 Order in which the Court, among other things, (i) granted Xenogen's motion to restart the Markman hearing, (ii) granted Xenogen's motion to prohibit the transfer of tainted files to AntiCancer's successor counsel, and (iii) granted AntiCancer permission until November 6, 2006 to amend its complaint. On November 6, 2006, AntiCancer filed its third amended complaint in this matter and voluntarily dismissed Stanford University from this proceeding. In response to AntiCancer's third amended complaint, Xenogen filed a motion to strike and for a more definite statement. On April 12, 2007, the Court issued an Order which noted that all of Xenogen's objections set forth in its motion to strike and for a more definite statement had merit, and granted AntiCancer leave to file a fourth amended complaint.

        AntiCancer filed its fourth amended complaint on May 15, 2007. The fourth amended complaint names Xenogen, Caliper Life Sciences, Inc., and Caliper Holdings, Inc. as defendants. In its fourth amended complaint, AntiCancer dropped three of the five patents it had previously asserted. Caliper filed a motion to dismiss AntiCancer's fourth amended complaint on June 18, 2007. A hearing on this motion was held on August 13, 2007, and the Court issued an Order granting Caliper's motion, but with leave for AntiCancer to file a fifth amended complaint. On August 27, 2007, AntiCancer filed its fifth amended complaint, which continued to assert infringement of the two remaining patents asserted in its fourth amended complaint, but which dropped any allegations of contributory infringement of these remaining patents. AntiCancer's fifth amended complaint also continues to seek declaratory judgment of invalidity of the "135 Patent and seeks declaratory judgment of invalidity of the "143 Patent. Caliper filed its answer to AntiCancer's fifth amended complaint on September 26, 2007, in which Caliper (i) denies all of AntiCancer's allegations of infringement and allegations of invalidity of the "135 and "142 Patents, (ii) asserts a number of affirmative defenses to AntiCancer's allegations, (iii) seeks declaratory judgment of invalidity and unenforceability of the two patents asserted by AntiCancer in its fifth amended complaint, and (iv) asserts counterclaims of infringement against AntiCancer under five patents controlled by Caliper, including the "135 Patent and "143 Patents. On October 16, 2007, AntiCancer filed its reply to the counterclaims asserted by Caliper, in which reply AntiCancer (i) denies all of Caliper's allegations of infringement, (ii) asserts a number of affirmative defenses to Caliper's allegations, and (iii) seeks declaratory judgment of invalidity and unenforceability of the five patents asserted by Caliper against AntiCancer. A case management conference was held on October 10, 2007, and discovery is proceeding. The Markman hearing for this case is presently expected to occur in May 2008, and the Court has scheduled another case management conference for April 28, 2008.

        Caliper currently is not able to predict the outcome of the patent infringement lawsuit with AntiCancer. Even if Caliper prevails in this lawsuit, the defense of the lawsuit or similar lawsuits will be expensive and time-consuming and may distract Caliper management from operating Caliper's business.

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

*
The certifications attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed "filed" by Caliper for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALIPER LIFE SCIENCES, INC.
Date: November 9, 2007	By:	/s/ E. KEVIN HRUSOVSKY E. Kevin Hrusovsky Chief Executive Officer and President
	By:	/s/ THOMAS T. HIGGINS Thomas T. Higgins Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of document
31.1	Certification of Chief Executive Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

*
The certifications attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed "filed" by Caliper for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

QuickLinks

CALIPER LIFE SCIENCES, INC. TABLE OF CONTENTS
PART I. FINANCIAL INFORMATION
CALIPER LIFE SCIENCES, INC. CONSOLIDATED BALANCE SHEETS (unaudited, in thousands)
  Item 1. Financial Statements
CALIPER LIFE SCIENCES, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited, in thousands, except per share data)
CALIPER LIFE SCIENCES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited, in thousands)
CALIPER LIFE SCIENCES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2007 (Unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3 Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
Part II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 1A. Risk Factors
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
EXHIBIT INDEX
SIGNATURES
EXHIBIT INDEX