Form 10-K
period 2007-12-31
CALIPER LIFE SCIENCES INC
filed 2008-03-14
CIK 1014672

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file number: 000-28229

Caliper Life Sciences, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0675808 (I.R.S. Employer Identification No.)
68 Elm Street Hopkinton, MA (Address of principal executive offices)	01748 (Zip Code)
Registrant's telephone number, including area code (508) 435-9500

         Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of exchange on which registered
Common Stock, $0.001 Par Value Per Share	NASDAQ Global Market

         Securities registered pursuant to Section 12(g) of the Exchange Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "accelerated filer," "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the registrant's voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate), as of the last business day of the registrant's most recently completed second fiscal quarter was $222.1 million.

         As of March 7, 2008, the registrant had 47,697,679 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Certain information required in Part III of this Annual Report on Form 10-K is either incorporated from the Registrant's Definitive Proxy Statement for the Registrant's 2008 Annual Meeting of Stockholders or from a future amendment to this Form 10-K, in either case to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

CALIPER LIFE SCIENCES, INC.
FORM 10-K
For the Fiscal Year Ended December 31, 2007
TABLE OF CONTENTS

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. We have identified forward-looking statements by terminology denoting future events such as "anticipates," "believes," "can," "continue," "could," "estimates," "expects," "intends," "may," "plans," "potential," "predicts," "should" or "will" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined under Part I, Item 1A, "Risk Factors," and under "Factors Affecting Operating Results" contained in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements.

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

PART I

Item 1.    Business

Overview

        Caliper Life Sciences, Inc. develops and sells innovative and enabling products and services to the life sciences research community, a customer base that includes pharmaceutical and biotechnology companies, and government and other not-for-profit research institutions. We believe our integrated systems, consisting of instruments, software and reagents, our laboratory automation tools and our assay and discovery services enable researchers to better understand the basis for disease and more effectively discover safe and effective drugs. Our strategy is to transform drug discovery and development by offering technologies and services that ultimately enhance the ability to predict the effects that new drug candidates will have on humans. Our offerings leverage our extensive portfolio of molecular imaging, microfluidics, automation and liquid handling technologies, and scientific applications expertise to address key limitations in the drug discovery and development process—namely, the complex and costly process to conceive of and bring a new drug to market.

        We believe that increasing the clinical relevance of drug discovery experimentation, whether at early stage, lower cost in vitro (test tube) testing or later stage more expensive, pre-clinical in vivo (in a living organism) testing, will have a profound impact in helping our customers to determine the ultimate likelihood of success of drugs in treating humans. With enabling offerings in both the in vitro and in vivo testing arenas, and a unique strategy of enhancing the "bridge" or linkages between in vitro, in vivo and the clinic in order to optimize the cost of the experiment versus the clinical insight gained, we expect to continue to address growing, unmet needs in the market and drive on-going demand for our products and services. These market needs are underscored by key challenges that face the pharmaceutical and biotechnology industry, including late-stage drug failures and unforeseen side effects coming to light late in the development process or even after drugs are on the market.

        We presently offer an array of products and services, many based on highly enabling proprietary technologies that address critical experimental needs in drug discovery and pre-clinical development, and related processes including drug formulation and quality control. Our technologies are also enabling for other life sciences applications beyond drug discovery, such as environmental-related testing, and in applied markets such as agriculture and forensics. We also believe that our technology platforms may be able to provide ease of use, cost and data quality benefits for certain in vitro and in vivo diagnostic applications. We are presently pursuing potential longer-term diagnostic opportunities through partners under our Caliper Driven Program.

        Caliper was organized under the laws of the State of Delaware on July 26, 1995. Our principal executive offices are located at 68 Elm Street, Hopkinton, Massachusetts 01748, and our telephone number is (508) 435-9500. Our website address is www.caliperLS.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports, are available to you free of charge through the Investor Relations section of our website as soon as reasonably practicable after such materials have been electronically filed with, or furnished to, the SEC. The contents of our website are not part of this Annual Report.

Market Opportunity

        We serve a worldwide market that consists of tens of thousands of laboratories in pharmaceutical and biotechnology companies, and governmental and not-for-profit institutions engaged in life sciences research. These companies and institutions seek to understand ways to increase the quality and length of human life by gaining new insights related to basic human biology, discovering and developing cost-effective new therapies, diagnosing disease, and understanding environmental impact, all at a cellular or molecular (deoxyribonucleic acid (DNA), ribonucleic acid (RNA) or protein) or in vivo animal model level.

        The pharmaceutical and biotechnology industry faces intense competitive and regulatory pressure to more effectively discover and deliver safe new drugs. The regulatory bodies seek to improve the drug approval process to ensure that the right drugs are approved as quickly as possible and drugs with dangerous side-effects are not brought to market. Governments want cost-effective drugs for their populations. As highlighted in the FDA Critical Path Initiative, new research methods and better experimentation models are essential to improve predictability and efficiency along the long and expensive path leading from discovery in the laboratory to commercially available drugs. We believe our solutions directly enable efficiencies derived from improved quality of data, novel biological insights, cost-effective experiments and better translation of early stage experimentation into expected results in the clinic.

        We believe that the combination of our proprietary in vivo imaging and in vitro microfluidic technologies along with our automation expertise addresses these key research needs. We also believe that our technologies offer insights that cannot be obtained through other means, exceptional data quality and productivity advantages, and that the portfolio of solutions we provide is a novel foundation to offer a highly correlated suite of products and services that should result in earlier, clinically relevant insights in the drug discovery process.

        More specifically, our products and services are designed to enable researchers performing drug discovery functions such as in vitro and in vivo screening and profiling of compounds against disease targets, lead optimization, toxicology, biomolecule separation and quantification, sample preparation and cell-based assays (which are the various steps that are typically used to identify, advance and validate potential preclinical drug candidates) to reduce costs, increase data quality and standardize efficient analytical techniques. We also provide solutions for drug dosage and formulation testing.

        Our in vitro product and service offerings incorporate microfluidic and automation technology to provide tools, services and complete integrated systems to perform assays. Our high quality in vitro application solutions allow researchers to integrate and automate experiments to achieve improved data accuracy and reproducibility at a reduced cost and higher speed, leading to expanded individual researcher capability and improved enterprise-wide productivity.

        We believe that our in vivo product and service offerings allow researchers unprecedented visibility into molecular level biological processes inside living animal models. Single animals can be studied over a period of time to track, for example, disease progression or the effect of a drug candidate compound. Conventional technology requires a larger population of animals and the animals would have to be sacrificed at various time points to allow them to be invasively examined. Further, since our proprietary imaging technology is highly sensitive, we can enable researchers to see just a few cells of interest within the living animal model. This provides enabling capabilities in a variety of therapeutic areas including cancer, for example, where metastases can be detected well before conventional methods allow. Light Producing Transgenic Animal models (LPTA models) can be engineered to allow detection of biological events of interest at the molecular level, such as gene expression, and this level of direct insight goes far beyond what can be determined from a test tube experiment.

        The graphic below depicts the span of our integrated solutions across the in vitro and in vivo testing landscape:

Technologies

  Imaging

        Our optical imaging solutions allow researchers to observe and quantify, noninvasively and at the molecular level, biological events such as disease progression and drug efficacy in living small animal models. We refer to this process as "molecular imaging." With the capabilities of our technology, researchers can follow, for example, the spread of a disease, or the effects of a drug, in the same animal over a period of time. These noninvasive "longitudinal studies" provide increased molecular level insight while using fewer animals with the end result of more meaningful information.

        In vivo preclinical research involves studies on animal models and is a required step before clinical research. Experiments performed on mice, for example, are expected to provide insights regarding disease in humans and how particular drug candidate compounds may impact the disease. Conventional approaches to preclinical research may involve, for example, phenotypic observations regarding mouse appearance and behavior, measurement of tumor size with mechanical calipers and/or sacrificing the animal for histological examination. In contrast, our proprietary optical imaging technology enables real-time quantitative observation of molecular activity within the living animal. For example, the researcher can determine if a cancer is spreading, even a few cells at a time. They can explore whether a tumor that is growing in size is actually dying and filling with water, or whether the cancer cells are continuing to divide and grow at an uncontrolled rate. We provide optimized imaging systems, animal models and reagents to enable this research.

        A key component of our proprietary methods is the production of light from the specific molecular event of interest from within the living animal model. We offer two detection modalities—bioluminescence and fluorescence. Bioluminescence entails inserting the firefly gene, luciferase, into the genetic makeup of the animal or cells going into the animal so that when a gene of interest is expressed, so is the firefly gene which produces light and the event can be measured when the right reagent substrate is present. Fluorescence can consist of either a tag that is set up to attach to an event of interest, or it also can be genetically programmed into the animal or cell line going into the animal. We offer a full line of LPTA models, Bioware cell lines and microorganisms, and reagents to support both bioluminescence- and fluorescence-based research.

        We believe that increasing the throughput of in vivo animal testing and utilizing it earlier in the drug development cycle may substantially reduce the costs of drug development and improve the time to market of successful drug candidates by identifying drug candidate failures earlier in the development process. We also believe that implementation of our molecular imaging technology will allow consolidation and acceleration of the target validation, lead optimization and preclinical stages of the drug development process. Likewise, efficacy and toxicity tests can be performed earlier in the drug development cycle, which may help to avoid late-stage failures.

        For example, the pictures below demonstrate, at left, the biophotonic image of a tumor growing in a live animal over time and, at right, the quantitative measurement of the relative tumor size as time progresses. This example uses one of our Bioware tumor cell lines that has been genetically modified to express the luciferase gene, and ultimately, light in an ordinary mouse and is imaged using our In Vivo Imaging System (IVIS), a highly specialized imaging system designed for these applications.

        Additionally, through our Caliper Alliances and Discovery Group (CDAS), comprising our NovaScreen Biosciences and Xenogen Biosciences subsidiaries, we offer to biopharmaceutical companies and biomedical researchers animal production and phenotyping services to create both traditional and bioluminescent transgenic animal models to test the effects of a drug on, or the role of a gene or protein in, these relevant model systems. Whereas previously, biopharmaceutical companies tended to perform all research and development in-house, there is a trend in recent years to focus in-house R&D departments on core competencies, and to outsource specific technologies and products to specialized service providers and vendors. As a result, a large industry segment has formed in recent years to deliver various specialized technologies and services to biopharmaceutical companies. Over the past 16 years, our scientists have offered many of these specialized technologies, including the creation and phenotypic characterization of transgenic and gene knockout animals, in vivo evaluation of compounds at various stages of development, and utilization of molecular imaging to perform biodistribution, drug delivery and/or biochemical studies. Specifically, the technology most relied upon for target validation within the pharmaceutical industry today is gene knockout technology in concert with comprehensive phenotypic analysis. Genetically engineered mice can be highly informative in the discovery of gene function and pharmaceutical utility of a potential drug target, as well as in the determination of the potential side effects associated with a given target. Aside from whether a gene is a good drug target, genetically engineered animals also provide invaluable models to assess the pharmacology, and increasingly the toxicology, of drug candidates, making them well-accepted validation models. CDAS' experience includes creating and characterizing these types of animal models, creating transgenic animal models, and producing thousands of unique genetically-modified lines for academic, government and commercial customers.

  Microfluidics

        We believe our LabChip microfluidic systems provide significant advances in laboratory experimentation based on microfluidic chips, which consist of a network of miniaturized fluidic channels in which experiments are performed. Our systems include an instrument and software to control the experiment and the chip and detect results, and a kit containing the chip and application-specific reagents optimized for the experiment. Our chip technology can be configured for automated processing of large numbers of samples, or on a "personal scale" for just a few samples at a time in a more interactive mode with the researcher. The chip provides a highly controlled, miniaturized environment that integrates multiple experimental steps into a single workflow, thus resulting in an easy to use solution designed to produce exceptional quality results.

  Features of LabChip Systems

  •
  Miniaturization.  By fitting entire experiments onto a microfluidic chip, the environment of the experiment can be highly controlled for reproducible and accurate results. Additional benefits include requiring only a very small amount of what is often a precious sample and reduced consumption of often very expensive reagents. In many applications using our LabChip systems, the sample volume needed can be reduced up to 100,000-fold over conventional systems. In some processes within the chip, reagents are dispensed in the microchannels in volumes down to as low as a trillionth of a liter.

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

  Key Benefits of LabChip Systems

  •
  Improved Data Quality and Accuracy.  Our LabChip systems are designed to produce data that are more clear, accurate, consistent and reproducible. We achieve this by reducing the opportunity for human error through increased automation, reducing the variability caused by the use of multiple instruments through integration of an application on a single system, and establishing a highly-controlled environment inside the chip that ensures consistent processing of samples. Further, the microfluidic environment can enable expanded analytical capabilities in the workflow. For example, biochemical screening assays typically call for fast measurements of a complex experimental mixture that contains the molecules of interest as well as other materials. Reducing the volume size of the experiment allows for rapid separation and measurement of individual molecular species in the test mixture, which in turn enhances the accuracy of the overall result. With higher quality data, our customers can make better decisions earlier in the drug discovery and development process. This enables our customers to avoid the time and expense of performing additional analyses and experiments on "false positive" results from their primary screening experiments.

  •
  Improved Sensitivity.  When screening against drug targets, such as kinases, the higher quality data from our LabChip systems allows customers to detect more subtle drug compound activities than can be detected with traditional microplate well-based assays. This has two advantages: (1) an increase in the pool of potential lead compounds, and (2) the possibility that a "hit" found at lower levels of inhibition will be more selective for the target of interest than a hit found at higher levels of inhibition because compounds that hit at higher levels of inhibition may also produce unacceptable levels of inhibition on other, non-target kinases.

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

  •
  High Speed.  We believe our LabChip systems can, depending on the application, accelerate the time it takes to conduct some experiments as much as 100-fold or more. For example, molecular separations such as electrophoresis may take two hours or more using conventional equipment. Using a chip, however, these separations can be performed in less than one minute.

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

  •
  Expanded Individual Researcher Capability.  Because our LabChip systems can combine a multi-step, complex experiment into one step, we believe that individual researchers can perform experiments that were previously outside their areas of expertise. By comparison, with conventional, non-integrated equipment, researchers need to master the complexities of performing each individual step.

  •
  Improved Enterprise-Wide Productivity.  We believe that our LabChip systems improve data quality and reproducibility so much that researchers will be able to utilize data generated outside their laboratory or organization if such data was generated on a LabChip system. This has the potential to greatly improve enterprise-wide productivity by supporting data sharing and reducing the need to repeat experiments. For example, a typical primary screen produces approximate, "yes/no" answers about the activity of library compounds against a particular kinase target, and therefore the information from such primary screens is only useful for one primary screening experiment. With LabChip assays, the primary screening data is more specific in terms of the degree of inhibition, and more reproducible. This could enable an organization to build a database of primary screening data that could ultimately be mined by other scientists within the organization who are interested in a particular compound/target interaction.

  Automation and Liquid Handling

        We offer a full range of in vitro technologies that includes high-throughput screening systems, liquid handlers, advanced robotics, storage devices, and dissolution, extraction and evaporation workstations. We group our key automation and liquid handling product offerings into two general categories, drug discovery and life sciences research (which we refer to as drug discovery) and pharmaceutical development and manufacturing (which we refer to as drug development) to reflect the markets they primarily address.

  Drug Discovery Solutions

        Our advanced liquid handling systems provide fast and accurate liquid transfers for 96-, 384- and 1536-well microplates, and are designed to enable scientists to automate and accelerate time- and labor-intensive tasks resulting in increased walkaway time and improved data quality.

        Our family of liquid handling instruments and integrated systems supports a wide range of applications related to the target identification and target validation phases of the drug discovery process. Adapted to support the rapidly changing nature of research in life science, our liquid handlers are well-suited for genomics applications, cell-based assays, absorption, distribution, metabolism, excretion, and toxicity (ADME/Tox) screening and enzymatic assays.

        Our microplate management and storage automation systems provide users with the ability to automate several lab instruments and build completely automated work cells, with expandable storage capacity, to enable valuable walk-away time for scientists and researchers.

  Drug Development Solutions

        Our drug development products fully automate quantitative sample preparation and analysis of pharmaceutical samples, such as tablets, capsules, granulations and bulk drugs. Benefits of our MultiDose G3, TPW3 (Tablet Processing Workstation), and APW3 (Active Ingredient Processing Workstation) products include increased analyst productivity, decreased technician-to-technician variability, and easy method transfer from one laboratory to another. In the development function, our workstations are designed to improve speed to market with efficient method development, process scale-up, validation, and stability programs. In the quality analysis laboratory, our products can reduce inventory cycle time and improve data collection and summarization. In all departments, analysts can be freed up to contribute to more value-added responsibilities. Precise, technique-independent results ensure smooth method transfer to other laboratories. Our workstations meet the rigorous regulatory requirements of the Food and Drug Administration (FDA), United States Pharmacopeia (USP), and other regulatory bodies.

Products and Services

        The following discussion summarizes our products and services portfolio as of December 31, 2007.

  Imaging Systems

        IVIS Imaging Systems and Living Image Software.    The IVIS Lumina, 200, and Spectrum Imaging Systems are leading integrated optical molecular imaging solutions. Each system consists of a highly sensitive camera, optimized optics for high sensitivity detection of light produced from within animal models and software. Caliper IVIS systems enable both bioluminescence and fluorescence detection, a useful combination of capabilities that enables a broad range of research. The throughput, image resolution and analytical capabilities differ by IVIS model, and address different end user needs. The original IVIS system was introduced in 2000, and since then, new models have been introduced that offer assorted new features and benefits, including higher throughput and sensitivity (the IVIS 200), a lower cost system (the IVIS Lumina), and, most recently, in 2006 a new high-end system (the IVIS Spectrum) for state-of-the-art bioluminescence and fluorescence work. The IVIS Spectrum in vivo optical imaging system can perform high sensitivity bioluminescent imaging and advanced fluorescent imaging, including spectral unmixing, trans-illumination, and 3D tomographic capabilities. With an optical switch to move from epi-illumination (reflection or top illumination) to trans-illumination (bottom illumination), IVIS Spectrum maintains high throughput capability, while providing increased sensitivity in fluorescent imaging. This dual illumination capability enables tomographic localization of both shallow and deep tumors in 3D and reduces background interference. Advantages of the IVIS Imaging Systems over other technologies such as PET include higher sensitivity, higher throughput, and the unique Living Image software, which provides ease of use allowing one non-technical person to operate the imaging system and examine the data analysis simultaneously.

        Method Licenses.    We control fundamental method patent rights that we provide to our customers covering certain methods of optical imaging. Commercial customers pay us a license fee for the right to practice our proprietary optical imaging methods.

        IVIS Options and Accessories.    We offer several options and accessories to expand our IVIS workstations, which are sold separately from the imaging systems. Our standard accessory package includes a calibration unit to ensure the overall performance and accuracy of the light sources used in the system as well as a small animal holding unit. We also offer an anesthesia accessory package, which is designed to work with all of our IVIS Imaging Systems. Our anesthesia package integrates a gas delivery system into the imaging chamber, so that mice or other small animals can be anesthetized when placed in the IVIS Imaging System, thus minimizing gas exposure to lab personnel.

        Bioware Products—Light-Producing Cells and Microorganisms.    Our Bioware lines of light-producing cells and microorganisms enable researchers to analyze the spread and treatment of cancer and infectious diseases, as well as to study immunology. We currently offer approximately 39 lines of light-producing microorganisms, including E. coli, Pseudomonas, Salmonella and other gram negative bacteria, as well as Staphylococcus aureus, Streptococcus pneumonia and other gram positive bacteria. We have also developed approximately 16 tumor cell lines for breast, melanoma and prostate cancer. In addition, we are able to create custom light-producing microorganisms and tumor cell lines in accordance with the needs of our customers. All of our Bioware products are optimized to work with our IVIS Imaging Systems.

        LPTA Models.    Our Light Producing Transgenic Animal (LPTA) models are mouse models that have been genetically altered to incorporate the firefly gene, luciferase, into pathway-specific model animals that enable researchers to analyze gene expression, protein activity and disease progression. We currently have over 40 types of commercially available, therapeutically-relevant LPTA models designed to assist researchers in the areas of metabolic diseases and liver failure, inflammation and drug metabolism. We are developing and in-licensing other types of LPTA models for use in the areas of cardiovascular disease, diabetes, cancer, inflammation, metabolic disease, neurodegeneration and toxicity. In addition, we are able to create customized LPTA models in accordance with customer specifications. All of our LPTA models are optimized to work with our IVIS Imaging Systems.

        Reagents.    We offer several types of reagents for use in connection with our Bioware products and LPTA models. Our offerings include luciferin, a chemical compound that is introduced into cells and organisms to produce bioluminescence, and VivoFluor fluorescent labeling kits for fluorescent imaging.

  Microfluidics Systems

        LabChip 3000 Drug Discovery System.    Using our proprietary microfluidics technology, the LabChip 3000 performs unattended, high-volume screening of compounds in 96- or 384-well microplates against a target of interest to look for activity. The system produces high-quality data that minimizes false positives and false negatives and detects weak inhibitors with high accuracy, potentially identifying drug candidates that conventional techniques can miss. The LabChip 3000 uses only minute quantities of precious sample and compound for each experiment and the system can analyze thousands of samples quickly and without human intervention.

        Assays are available for the LabChip 3000 system for enzymatic drug targets such as kinases, proteases, phosphatases, and lipid-modifying enzymes, and cell-based targets such as G-protein coupled receptors, or GPCRs. New system capabilities allow screening against both adherent and non-adherent cell types, and the small volumes of cells required enable screening against cells that are in short supply, for example primary cells. Our LabChip 3000 system is a fast, cost-effective way to generate numerous assays to meet the evolving requirements of pharmaceutical companies' specific profiling strategies.

        LabChip EZ Reader, EZ Reader II and ProfilerPro Kits.    The EZ Reader systems and ProfilerPro reagent kits provide a convenient, affordable approach to turnkey kinase profiling, helping researchers determine the interaction between drug candidates and the many different kinases found in the human body. Kinases are an important class of drug discovery targets since they have been shown to play a role in cancer and cardiovascular disease, as well as other diseases. A typical kinase drug development program will focus on finding lead compounds that inhibit a particular kinase thought to play a role in the disease being studied. As scientists learn more about the human "kinome," the collective term for the 518 different kinases found in the human body, they also are becoming increasingly concerned about the interactions of lead compounds on non-target kinases, and the potential adverse side effects resulting from these interactions. As a result, selectivity or "profiling" screens, where lead compounds are screened against a representative group of human kinases, are increasingly becoming a routine part of drug discovery programs. Our ProfilerPro kinase panel plate kits presently consist of a representative 96 kinases that are pre-dispensed into 384-well microplates, and the library continues to grow towards our goal of approximately 200 kinases in 2008. This diverse set of kinases spans the human kinome, and is highly relevant in a variety of therapeutic research areas including oncology, the central nervous system, cardiovascular disease, inflammation and diabetes.

        LabChip 90 Automated Electrophoresis System.    Our LabChip 90 Automated Electrophoresis System automates the sizing and quantitation of DNA, RNA and proteins, and is designed to meet the needs of higher-throughput research and production laboratories that presently use SDS-PAGE and agarose gel electrophoresis. Using our proprietary microfluidic sipper chips to introduce samples directly from 96-well or 384-well plates, the LabChip 90 provides walk-away automation, reduced analysis time, and immediate reporting of digital high-quality sizing and concentration data. The LabChip 90 provides an automated, higher-throughput alternative to the Agilent 2100 Bioanalyzer and Bio-Rad Experion systems and the LabChip-based systems from our Caliper Driven partners, each of which is discussed further below under the caption "Sales and Marketing." As scientists identify needs for higher-throughput research, they are increasingly finding the throughput, data quality and reporting capabilities of the LabChip 90 system attractive.

  Automation and Liquid Handling Systems

        Caliper Sciclone.    Our Caliper Sciclone Automated Liquid Handling (ALH) series features interchangeable 96- and 384-channel pipetting heads that can pipette and dispense volumes from 100 nanoliters to 200 microliters into and out of standard laboratory testing microplates. The Caliper Sciclone i-series, based on MEMS (microelectromechanical systems) technology, addresses volumes ranging from 5 microliters to 1 milliliter and embeds real-time adaptive algorithms ensuring consistent liquid delivery in changing environmental conditions such as temperature and sample viscosity. Each pipetting channel can dispense an independent volume and offers its own liquid level detection capability, allowing scientists to "poll" a microplate to determine the liquid level and volume in each well. The benefit of this type of control over the dispensing and monitoring of fluids is higher quality data and increased probability that a particular experiment will not have to be repeated.

        Both series of the Caliper Sciclone liquid handler offer multiple accessories such as an independent 8-channel pipettor for single-well access, and bulk reagent dispense modules for efficient reagent broadcasting. Other available accessories include the Sciclone gripper, microplate shakers, a positive pressure filtration system, and temperature-controlled locators. The control software enables ease-of-use capabilities and supports 21 CFR Part 11 compliance, an important regulatory requirement for researchers developing drugs.

        The Caliper Sciclone liquid handler can be used as a standalone instrument, or integrated in a more complete system that incorporates automated microplate carriers such as our Twister robot, and other analytical instruments.

        Zephyr.    The Zephyr liquid handling instrument is a compact, low-cost, multi-channel liquid handling system. Zephyr is designed to handle key applications for compound management, High-Throughput Screening (HTS), genomics, proteomics and bio-analytical assays, as well as numerous commercially available kits. These applications include: DNA/RNA purification clean-ups, Polymerase Chain Reaction (PCR) setup, protein precipitation, solid phase extraction (SPE), protein purification solubility assays, kinase assays and cell-based assays. Zephyr's small footprint makes it ideal for workbench operation, while the convenient deck design provides ready access to consumables and accessories from all four sides.

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

        Twister I and II.    The Twister Universal Microplate Handler automates the movement of microplates to and from a microplate reader, washer, or other microplate-processing instrument. Twister I has a capacity of 80 microplates, and is used as a dedicated autoloader with a wide variety of scientific instruments. The Twister II provides increased integration capabilities and increased handling up to 320 standard microplates.

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

        TPW3 (Tablet Processing Workstation III).    The TPW3 instrument performs quantitative sample preparation on pharmaceutical dosage forms such as tablets or capsules, automating processes such as content uniformity testing and stability analysis. Suitable for use in method development and routine quality assurance work, TPW3 complies with the requirements for 21 CFR Part 11.

        APW3 (Active Pharmaceutical Ingredient Workstation).    The APW3 instrument automates pharmaceutical sample preparation for samples such as bulk drug substances, performing tasks such as solvent addition, extraction, sample transfer, mixing and dilutions. Capabilities also include on-line HPLC and UV detection. Used in pharmaceutical methods development and quality assurance labs, the APW3 operating system complies with 21 CFR Part 11.

  Services

        We provide a wide range of services to our customers. Our service offerings include:

        Contract Research and Transgenic Animal Services.    We perform research projects and studies for customers on a contract basis, including in vivo compound profiling and animal model research and development. In addition, we provide professional services for the production of transgenic and gene knockout animals. We have created a portfolio of transgenic animals comprising over 9,000 unique lines proprietary to our clients for use by researchers in a wide range of research and drug discovery and development areas.

        Most of this work entails contracts for which the performance extends over multiple years. For example, we have three collaborative research agreements, with Pfizer, Bristol-Myers Squibb and Schering-Plough, to characterize the physiological effects associated with the loss of function of a single gene. Multi-year agreements such as these allow us to utilize its in vivo Serial Phenotyping Compression Technology (SPCT) to interrogate the functional profile of knockout mice by "knocking out" specific genetic targets in mice. Over the years, the phenotypic characterization of genetically-modified mice, when compared to non-modified control groups, using SPCT has produced extensive data about numerous drug discovery targets and has contributed to timely and cost-effective decision-making. CDAS has phenotypically characterized over 150 gene knockout lines of mice for Pfizer.

        CDAS' phenotyping program includes over 85 standardized and validated bioassays, or challenge assays, designed to profile key physiological pathways associated with various disorders, including allergic diseases, arthritis, cardiovascular diseases, diabetes, immunology/inflammation, neuron-degeneration, obesity, osteoporosis, pain, psychiatric disorders, sexual health, and urological disorders. More importantly, CDAS' proprietary methodology allows our scientists to perform multiple assays on a group of animals, maximizing the data set per animal without compromising data integrity, resulting in fewer animals used, faster timelines and significantly improved cost economics.

        In addition, CDAS also entered into a 10-year animal production agreement with the National Institute of Environmental Health Sciences (NIEHS) in September 2007. This multi-year agreement focuses on the development of novel genetically-modified animal models, either via gene addition (i.e., transgenic mice) or gene targeting (i.e., gene knockout mice). Numerous projects have been submitted for initiation within the first quarter of 2008.

        Drug Discovery and Development Services.    Through CDAS, we are also able to provide innovative drug discovery and development services designed to improve the productivity, accelerate the pace and reduce the cost of pharmaceutical research and development. CDAS develops and offers a wide range of primary and secondary screening, profiling and assay development services to major pharmaceutical, biotechnology and academic research institutions worldwide. In addition to its core screening and assay development services in pharmacology, CDAS provides in vitro ADME/TOX services. We also offer screening, pharmacological testing and database development to government agencies such as the National Institutes of Health (NIH), in particular, the National Institute of Allergy and Infectious Diseases (NIAID) and National Institute on Drug Abuse (NIDA). In addition, we have developed a content database and pharmacoinformatics tool that provides statistical predictability in the drug discovery process.

        Environmental Testing.    Under the U.S. Environmental Protection Agency's ToxCast program, CDAS was awarded a contract to assist the EPA in developing new approaches to identify toxic environmental chemicals. Under this contract, CDAS will test compounds provided by EPA through up to 240 different in vitro screening assays for molecular targets that may potentially play a role in mechanisms of toxicity in humans or other animals. During 2007, screening was initiated for the first set of 320 chemicals from EPA. These screening data will be used to create a database and build predictive models for identifying toxicity risk profiles of chemicals that may be released into the environment. An ultimate goal of the ToxCast program is to improve the efficiency and reduce the cost of regulatory review and approval of EPA-regulated chemicals through use of predictive in vitro assays validated under the ToxCast program to supplement or replace current regulatory processes based on animal testing.

        Product Support.    In our worldwide technical support centers, service engineers and application specialists provide support for our customers' specific needs, thereby maximizing each product's efficiency and productivity. The range of product support services we provide includes technical telephone support, field engineering support for both emergency and preventative maintenance, field applications support, formal classroom training at Caliper and customer locations, a repair depot, and loaner support. Our maintenance contracts are typically for one- to three-year terms.

        Validation Services.    Primarily targeted at pharmaceutical development and quality control laboratories, these services include on-site validation of equipment to meet current Good Manufacturing Practices, transfer of manual methods to automated methods, and applications support.

Sales and Marketing

        We have multiple channels of distribution for our products and services: direct sales to end-user customers, indirect sales to end-user customers through our international network of distributors, OEM sales through partnership channels under our Caliper Driven program, and through joint marketing agreements.

        Direct Sales.    We sell our products and services principally through our direct sales and marketing organization. Our sales force includes regional sales representatives and technical field representatives in North America, Europe and Japan. Within each region we have sales representatives with a particular product, service or customer focus. Our applied science and technical application group is integrated into the sales process to support our highly technical products. Many of the application group individuals have Ph.D. degrees in biology, biochemistry or physics, and provide support for the sales and marketing team, as well as providing customer service support in the areas of biology, imaging and microfluidics. We generate customer leads through presentations, exhibiting at and attending scientific and partnering meetings, tradeshows, publications and advertisements in scientific journals. We also receive many qualified leads through our website, targeted promotional efforts to strategic accounts and referrals from current customers.

        Distributors.    We work with local distributors in certain markets where we do not have a direct presence. We currently have over 40 distributor arrangements covering countries located in Africa, Europe, the Middle East, the Pacific Rim, Scandinavia and South America. Under our distribution agreements, most of the distributors assume responsibility for the installation and post-sales support of systems. In 2007, sales through distributors comprised approximately 8% of our total sales.

        Caliper Driven Program.    Our Caliper Driven program is an important component of our business strategy and is complementary to our direct sales and distribution network activities as it enables us to extend the commercial potential of our LabChip and advanced liquid handling technologies into new industries and new application areas through collaboration with experienced commercial partners. Under this program, we supply liquid handling products, microfluidics chips, and other products on an

OEM (original equipment manufacturer) basis, and in certain situations, provide product development expertise and services to our commercial partners, who then typically integrate an application solution and market it to their end customers. In addition, as part of our Caliper Driven program, we license our patent estate to other companies for various applications. We view out-licensing under our Caliper Driven program as a way for us to extend our technologies into certain application areas that we do not have a present strategic intent to address directly, or that may require the greater technical, marketing or financial resources of our licensing partner in order to obtain more rapid adoption of our technology in a particular application area. By using direct and indirect distribution, and out-licensing our technology under our Caliper Driven program, we seek to maximize penetration of our products and technologies into the marketplace, and to position us as a leader in the life sciences tools market.

        Currently, some of our more significant OEM partners include Agilent Technologies and Bio-Rad Laboratories as described below:

        Agilent Technologies. In June 2005, we entered into a new five-year supply agreement to be the exclusive supplier of planar chips to Agilent for both research and diagnostic applications. The planar chips, based on our microfluidic LabChip technologies, are utilized on the Agilent 2100 Bioanalyzer which Agilent first introduced in September 1999. The Agilent 2100 Bioanalyzer is a desktop instrument designed to perform a menu of analyses including DNA, RNA, protein and cell assays, based on the particular chip utilized. Agilent continues to expand the menu of applications offered for the 2100 Bioanalyzer and we believe that Agilent is also developing diagnostics offerings based on the Bioanalyzer platform and our planar chips.

        Bio-Rad Laboratories. In the fall of 2004, Bio-Rad launched the Experion automated electrophoresis system as a result of a product development and commercialization agreement we entered into with Bio-Rad in June 2003. Bio-Rad is a long-established leader in gel electrophoresis separations, particularly protein separations. The Experion product represents its first microfluidics-based product for this market, and it provides rapid, reproducible analysis of protein, DNA and RNA samples. Under the terms of the agreement, we receive royalties on all future sales of co-developed instruments, and we are the exclusive manufacturer of LabChip devices for use with such instruments.

Customers

        Our current customers include many of the world's leading biomedical and pharmaceutical companies, prestigious not-for-profit research institutions and other life sciences vendor companies who incorporate our technology and products into their products. Approximately 63% of our total revenues for 2007 were derived from customers in the United States. See Note 16 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for revenues from customers and long-lived assets attributable to geographic areas outside of the United States. During 2007, no single customer accounted for 10% or more of our total revenue. See Note 2 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for more information on concentration of our revenues.

        We have typically experienced higher revenues in the second half of our fiscal year as a result of the capital spending patterns of our customers. In addition, our revenue trends may be affected by variations in grant funding, especially among government and other not-for-profit research institutions, such as academic institutions, and customer budget cycles. For example, in the biomedical research community, grant proposals are typically due in October, February and June with funds delivered the following June, October and March, respectively. Due to the grant cycle, we may achieve higher revenues in the second and fourth quarters.

Backlog

        For a portion of our sales, we manufacture products based on our forecast of customer demand and maintain inventories in advance of receipt of purchase orders. Our net sales in any given quarter depend upon a combination of (1) orders received in that quarter for shipment in the same quarter, (2) shipments from our backlog of orders from previous quarters, and (3) recognition of revenues that had been previously recorded as deferred revenue pursuant to our revenue recognition policy. Our products are typically shipped within ninety days of purchase order receipt. As a result, we do not believe that the amount of backlog at any particular date is indicative of our future level of sales in any succeeding quarter. The level of backlog at December 31, 2007 was $7.8 million. In our backlog, we include only the total value of open purchase orders for products and services that management has concluded have a reasonable probability of being delivered over the subsequent twelve-month period. This amount specifically excludes deferred revenue, and products and services to be provided in the future pursuant to terms of contractual agreements for which we have not yet received purchase orders.

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

Research and Development

  Research and Development Infrastructure

        We employ personnel with legal and scientific expertise to help manage our intellectual property and acquire new intellectual property. We also have biological scientists who work with our electromechanical engineers, physicists and imaging experts to create scientific applications in oncology, inflammation, and drug metabolism, cardiovascular disease, metabolic disease and toxicology. We also employ a technical applications group to interact at the scientific level with our customers, in order to understand our customers' technological needs, both for future product development purposes and to help our customers understand new applications that we have developed.

  Technology Research

        Today we have ongoing core technology research and applied product development efforts in several areas:

        Microfluidics.    We continue the development of new microfluidic chips and related instruments, software and reagents. Analytical and computer simulation models are employed to more effectively produce new functional chip designs. These modeling capabilities are also essential for optimizing assay conditions for specific analytes and reagents, on-chip thermal control, and determining quality control parameters for production chips. Our engineers continue to develop new generations of instrument systems with better performance, smaller footprints, lower cost and increased ease of use. We have made substantial investments in lab-on-a-chip research since our inception, and believe that we have established a leading position in lab-on-a-chip technology.

        Chip Manufacturing.    We continue to seek ways to improve the yield and decrease the cost of manufacturing our microfluidic chips, and also continue to explore novel fabrication techniques and the use of new materials, including plastic, that offer functional advantages, such as superior optical features or lower manufacturing costs. Plastic devices potentially offer cost advantages and can offer favorable surface chemistry or design features for some applications. One area in which we seek continuous improvement is micromachining technology for precisely attaching capillaries to our sipper chips. In automated experimentation, the number of these capillaries governs the level of throughput. Accordingly, we have developed high-yield fabrication methods to enable us to cost-effectively manufacture chips with many capillaries. Another important area of development is surface chemistry—in particular, controlling the reproducibility of channel surface characteristics in our LabChip products.

        Imaging Instrumentation and Software.    Our imaging research and development department is responsible for new imaging instrument product development. With a strong leadership position in the noninvasive optical imaging field, we continue to be on the forefront of advancing the technology to provide new levels of performance, cost and/or integrated support for new application areas such as fluorescence. This department works closely with our biology group to ensure that new systems will enable continued breakthroughs in application enablement.

        Reagents and Bioware Products.    Our biology group is responsible for developing new applications and associated reagents, cell lines, microorganisms and animal models. Our biology group produces these validated new applications comprising animal models and cell lines from three different sources: (1) we in-license and perform quality control on reagents that have already been made by others for conventional methodologies that complement our noninvasive imaging methodology; (2) we build and validate proprietary cell lines and models in our research laboratories; and (3) we in-license rights to cell lines and animal models made by certain of our customers who have used our technology to create animal models. Through these strategies, we are able to leverage the research and development expenditures of third parties to further our sales and the adoption of our technology.

        Liquid Handling and Automation Instrument Manufacturing and Software Design.    Our skilled electrical engineers, optical engineers, mechanical engineers, product designers and software engineers create new liquid handling and automation instruments and software that are designed to optimize liquid handling and automation of life science laboratory applications. Software engineers write computer programs to manage tasks such as controlling chip functionality, collecting data, communicating between different instrument modules and communicating between our instruments and those of other manufacturers.

        Systems and Assay Integration.    When developing commercial products, we seek to incorporate functionalities that are necessary to perform a specific experiment, and configure the assay so that it offers tangible benefits to users as compared to existing, traditional technologies. By carefully characterizing the problems and existing bottlenecks in an end-user's workflow, as well as the solution, we are able to define precise product specifications to meet customer needs. The resulting complete solution often includes a LabChip device, liquid handling to manage "bulk" reagent needs of the chip, instrumentation to control flow and temperature, robotics for automating the handling of sample plates and detection optics, computer software for instrument control and data analysis, and reagents. Our recent development efforts have focused on continuing to increase functional integration on chip, including sample purification, reaction reagent assembly, reaction incubation (sometimes with temperature cycling), post reaction separation, and detection.

        Our research and development expenses for the years ended December 31, 2007, 2006, and 2005 were approximately $24.8 million, $24.6 million and $17.7 million, respectively. As a percentage of revenues, we expect research and development spending to decrease in the future to the extent that our revenues grow, and as we slow the pace of discretionary spending on research programs by focusing on those opportunities with maximum commercial viability, and sharing the funding of R&D programs with our partners.

        In 2007, R&D funded by customers and government grants, which we include in our contract revenues, was approximately 14% of our research and development expense. This percentage could vary significantly in a given year based on our ability to obtain customer or partner funding and on the nature of the development projects chosen for a particular year. Nonetheless, we believe that this shared investment risk model is important, not only because it offsets at least a portion of our R&D expense, but also because it provides important customer validation regarding the potential commercial value of a particular R&D project. Through these measures, we have been able to reduce our research and development expenses in recent years, and utilize our resources more efficiently.

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

        Systems and workstations are produced from components based on a wide variety of proprietary technologies, including intricate mechanical actuators, precision fluid handling systems, computers and software. We produce systems by combining certain of our products with third-party vendor equipment, primarily detection instrumentation. The systems are a combination of standard components, assembled in either standard or custom configurations to meet a customer's specific needs. A typical production cycle ranges from 30 to 90 days from receipt of an order to shipment of a system. The final products are then put through an extensive testing cycle before being released for shipment. Testing at our factory and/or the customer's site establishes that the system is performing to the customer's specifications.

        We manufacture all of our chips in a Class 1000 clean room facility in Mountain View, California. We are ISO 9001:2000 compliant for the development, manufacture and distribution of our chips and reagents. We contract with third parties to supply raw materials, component parts and sub-assemblies used in our chips and reagents kits. For a discussion of the methods we use to manufacture our chips see the sections above titled "Technologies," "Products and Services" and "Research and Development."

        We use OEM providers for various parts of the imaging systems including the cameras, boxes, certain subassemblies, filters and lenses. We rely on two primary camera vendors, Andor Technology, Ltd. and Spectral Instruments, Inc., to provide cameras for all of our IVIS Imaging Systems. Under a supply agreement, Andor manufactures and sells to Xenogen a CCD camera and related equipment for use with the IVIS Imaging System Lumina Series. Under a supply agreement with Spectral Instruments, Spectral manufactures and sells to us a CCD camera for our other imaging systems.

        We obtain key components of our chips, instruments and reagent-based products from a number of suppliers, including, in certain cases, single-source or limited-source suppliers. For instance, we receive proprietary dyes, which are used in many of our LabChip products, from a single source. Furthermore, we depend on a foreign single-source supplier for the glass used in the manufacture of certain types of our chips. However, the majority of key components for our chips and instruments are available on a short lead time from our suppliers. The only component requiring any significant lead time to acquire is our glass stock, as our supplier requires a minimum order to cover an entire production run. We anticipate that current inventories and purchase commitments of this material, at current production levels, will be sufficient for the next 12 months.

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

Animal Production

        Our CDAS in vivo operation in Cranbury, New Jersey, houses our animal production facility including a large barrier animal vivarium that is accredited by the Association for the Assessment and Accreditation of Laboratory Animal Care, or AAALAC, and has an Assurance of Compliance with OLAW (Office of Lab Animal Welfare). In this Specific Pathogen Free (SPF) facility, we perform genetically modified animal production, characterization of genetically modified animals (phenotyping), and in vivo compound profiling. We ship animals to our clients and provide in vivo research capabilities to our customers from this facility. We have scientists and animal resources personnel specially trained in animal care, handling, and science who provide services to our customers and support our internal needs. Proprietary animal strains that are distributed non-exclusively are shipped from the Cranbury facility. In addition, some of the strains most widely used by our customers can also be housed and distributed by one of two outside vendors, Charles River Laboratories or Taconic. Proprietary animal strains are also preserved as frozen embryos which can be used to regenerate each strain in the event of a disease outbreak.

        Our Alameda, California research and development facility has one vivarium and a separate animal imaging suite. We perform breeding and model validation in this facility, which has an animal resources program with personnel specially trained in animal care and handling.

        Each facility has individual environmental controls, environmental monitoring systems, as well as a veterinary consultant to assist us in monitoring the health of our animal population.

Reagents and Bioware

        We maintain laboratory space in our Alameda facility to create and maintain stocks of microorganism and cell line reagents. We have an exclusive supply agreement with Promega Corporation for the supply of luciferin, a chemical compound that is introduced into cells and organisms in order to produce bioluminescence, and which we, and our customers, use with our Bioware products and LPTA models. Luciferin is stored and shipped out of our Mountain View, California facility. VivoFluor fluorescent labeling kits for in vivo imaging, which are custom-developed for us by Invitrogen, are also stored and shipped out of our Mountain View facility.

Competition

        In general, markets for life science research tools and services are very competitive, and we believe these markets will remain competitive in the future. We compete with other companies selling similar tools and services and with companies selling alternative tools and services who are competing for the same funds in a potential customer budget. Although we believe that we have significant intellectual property protection to prevent competitors from developing many of our products, there are other manufacturers of similar technologies.

        Imaging.    We compete with conventional, non-imaging based approaches such as using mechanical calipers to measure tumor size, as well as with other molecular imaging technologies applied in the preclinical arena, including modalities such as PET, MRI, x-ray, CT, SPECT and ultrasound, which utilize the penetrating radiation of positrons, radio waves, x-rays, gamma rays and sound. Most of these technologies require operation by a highly trained technician. In addition, some are limited by the need for radioactivity and concomitant shielding, storage and disposal issues. Certain of these technologies image anatomy, rather than molecular events. By comparison, our in vivo molecular bioluminescent and fluorescent imaging methods involve optical imaging approaches that do not require the use of specially, highly trained technicians or radioactive substances. Compared to these other imaging technologies in which one animal is imaged over time, our instruments and imaging methodology allows for relatively high-throughput animal imaging and data collection.

        Our primary competition in the in vivo imaging market is from conventional testing of traditional in vivo animal models. While numerous technologies for animal analyses exist, we believe we are the leading supplier of integrated systems of equipment, software and reagents for the noninvasive optical imaging of small animal models. Still, while we believe that our integrated system of instruments and equipment, software and reagents improve the productivity and efficiency of drug discovery and development, the up-front costs and licensing fees associated with the use of our systems make the investment required for their use more expensive than conventional technologies for in vivo testing.

        Automation and Liquid Handling Systems.    There are many companies providing competitive liquid handling products, automation products and integration services for applications such as high throughput screening, ADME, Active Pharmaceutical Ingredient (API) and Dosage Form Development and Quality Assurance. We believe the primary competitive factors in these markets are productivity enhancement, breadth of applications, accuracy, ease-of-use, price, performance, product reliability and service support. Direct and indirect competition for these types of products and services comes from many companies, including Beckman Coulter, BioTek Instruments, CyBio, Hamilton, Innovodyne, Gilson, LabCyte, MDS, Inc., PerkinElmer, Tecan, Thermo Fisher Scientific, Tomtec, Velocity 11 (now owned by Agilent), Symix and Sotax.

        In Vitro Compound Profiling Services.    We compete with other companies that provide in vitro assay development, screening and profiling services to drug discovery and development laboratories. We believe the primary competitive factors in these markets are breadth of assays offered, cost per compound tested, data quality, innovation, and turn-around time. Competition for these types of services comes from many companies, including Cerep, MDS Inc., Millipore, Invitrogen, and Carna Biosciences.

        LabChip Drug Discovery.    We compete directly with established alternative technologies for enzymatic assays such as Promega, Invitrogen, Millipore and Cisbio as well as potentially with companies developing their own microfluidics or lab-on-a-chip technologies and products, such as Fluidigm, Micronics, BioTrove, Microfluidic Systems, Nanostream, 3M, Applied Biosystems and Cepheid. Microfluidic technologies are still a relatively new technology and our future success will depend in large part on our ability to establish and maintain a competitive position in these and future technologies, which we may not be able to do. Rapid technological development may result in our products or technologies becoming obsolete. Products offered by us could be made obsolete either by less expensive or more effective products based on similar or other technologies.

        LabChip Electrophoresis Separations.    We compete with companies that supply both traditional gel technologies, capillary electrophoresis and more contemporary microfluidic technologies, for gel electrophoresis separations for proteins, DNA and/or RNA. We believe the primary competitive factors in these markets are cost per sample analyzed, throughput and productivity enhancement, data quality, ease of use and service support. Competition for these types of products and services comes from many companies, including Agilent, Bio-Rad Laboratories, General Electric, Beckman Coulter, Qiagen and Invitrogen.

        In markets where we sell products based on our LabChip technology, we not only need to demonstrate the advantages of our products over competing technologies and products, but we must also often overcome a customer's resistance to switching from a well-established, traditional technology to a fundamentally new technology.

        We have entered into several licenses granting non-exclusive licenses to certain of our proprietary LabChip technologies. Present licensees include Agilent, Affymetrix, Canon, Wako Pure Chemical and Bio-Rad. In addition, Agilent is able to develop, make and sell certain LabChip instruments for use in certain fields, although we are their exclusive provider of planar chips. These customers may sell products which compete with our own products.

        Light-Producing Transgenic Animal Models.    There are more than 100 light-producing animal models currently used in conventional applications, many of which can be used in our IVIS Imaging Systems. Producers of these models, generally biomedical researchers at not-for-profit institutions, would potentially require one or more licenses from us and third parties to commercialize these models for noninvasive optical imaging. Consequently, these models comprise a sizable pool of potential in-licensing candidates for us.

        Optical Imaging Cameras.    Numerous companies sell cameras capable of optical imaging, including Carestream, Berthold Detection Systems GmbH, Hamamatsu Photonics, Olympus Corporation, Roper Scientific, Inc., Biospace, VisEn Medical and CRi, Inc. While certain of these cameras share certain similar features and imaging capabilities of our IVIS Imaging Systems, none of those companies has the right to sell their cameras for applications claimed by our patents.

        Light-Producing Reagents.    Although our patented noninvasive imaging patents protect the method of imaging light through opaque tissue (e.g., skin) in mammals, there are many companies who have light producing reagent products and related intellectual property. We therefore compete with numerous companies that develop light-producing reagents used in in vitro and in vivo applications, including large companies such as GE Healthcare Discovery Systems and Invitrogen Corporation. Related to bioluminescence, we have agreements in place with Promega Corporation and The Regents of the University of California, under which we non-exclusively sublicense several patents on a royalty-bearing basis for use of a modified firefly luciferase gene in living organisms, such as our LPTA models and certain of our Bioware products. Other companies must obtain similar licenses from those two entities in order to use that gene as a tagging reagent in animal models for commercial purposes. Related to fluorescence, many companies have technology for fluorescent label and/or fluorescent proteins. We purchase certain fluorescent reagents from Invitrogen for resale and are actively working on in-licensing, partnering and/or developing additional fluorescent animal models, cell lines and reagents.

        Creation of Genetically-Modified Animals.    We also compete with companies who produce genetically-modified animals (i.e., transgenics or gene knockouts), including Lexicon Genetics and DeltaGen. Lexicon and DeltaGen both use animal models based on knockout mice technology. Lexicon, however, primarily focuses on developing its own pipeline of therapeutic products, rather than providing in vivo animal products and services to third parties. Other companies that perform in vivo animal production include Artemis Pharmaceuticals, GenOway, Ozgene Pty. Ltd. and Ingenious Targeting Laboratory, Inc. We believe that, for certain applications, the combination of our genetically-modified animal models with our in vivo biophotonic imaging technology provides more predictive data than our competitors can offer. Additionally, none of these companies offers a complete package of instrumentation and reagents for use in accelerating preclinical development.

        Phenotyping.    Although many pharmaceutical companies perform phenotyping services internally, there is only a small number of companies that offer phenotypic analysis of animal models on a fee-for-service basis, including Jackson Laboratories, Taconic Farms, MDS, Inc., PsychoGenics, Inc., Charles River Laboratories, and RIKEN Yokohama Institute-Genomic Sciences Center. However, we believe that Xenogen Biosciences, now part of CDAS, offers a greater breadth and scope of pharmacologically-validated bioassays and challenge assays. Additionally, we believe that the proprietary nature of our phenotyping program offers customers services that use fewer mice, and therefore are more cost-efficient, than those offered by competitors or those available to large pharmaceutical companies from internal resources.

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

Intellectual Property

        We consistently seek patent protection for our key imaging, microfluidics and other technologies. As of December 31, 2007, we owned approximately 305 issued U.S. patents and 142 pending U.S. patent applications, some of which derive from a common parent application. We are also the exclusive licensee of approximately 99 U.S. patents. Foreign counterparts of many of these patents and applications have been filed and/or issued in one or more other countries. We also rely upon copyright protection, trade secrets, know-how, continuing technological innovation and licensing opportunities to develop and maintain our competitive intellectual property position. Our success will depend, in part, on our ability to obtain patent protection for our products and processes, to preserve our copyrights and trade secrets, to operate without infringing the proprietary rights of third parties, and to acquire licenses to enabling technology and products. In addition, U.S. patents filed since 1995 generally have a term of 20 years from the date of filing. In the life sciences industry, it often takes several years from the date of filing of a patent application to the date of a patent issuance, often resulting in a shortened period of patent protection, which may adversely affect our ability to exclude competitors from our markets.

        Microfluidics and Laboratory Automation.    A majority of our patents and applications are directed to various technological areas which we believe are valuable to our microfluidics and laboratory automation businesses, including:

  •
  control of movement of fluid and other material through interconnected microchannels;

  •
  continuous flow, high-throughput screening assay methods and systems;

  •
  chip-based assay chemistries and methods;

  •
  chip-compatible sample access;

  •
  software for control of microfluidic based systems and data analysis;

  •
  chip manufacturing processes;

  •
  analytical and control instrumentation;

  •
  analytical system architecture; and

  •
  automated liquid handling systems.

        We are also a party to various exclusive and non-exclusive license agreements with third parties which give us rights to use certain technologies in our microfluidics and laboratory automation business. For example, we have exclusive licenses from UT-Battelle, LLC, relating to patents covering inventions by Dr. J. Michael Ramsey, and from the Trustees of the University of Pennsylvania covering microfluidic applications and chip structures. These licenses extend for the duration of the life of the licensed patents. A failure to maintain some or all of the rights to these technologies could adversely impact our business.

        Imaging.    We believe that our patent portfolio relating to in vivo imaging methods is a valuable resource for licensing to our customers and also presents a barrier to entry for the practice of our patented optical imaging methods. Our imaging patent portfolio is built on two foundations: methods, applications and materials relating to the biological aspects of optical imaging; and methods and apparatus relating to the instrumentation aspects of optical imaging. We have also non-exclusively licensed patents relating to methods of animal production that add value and accelerate the production of specific types of modified animals. In addition to our foundational claims for methods of biophotonic imaging, our patent portfolio includes issued and pending patent claims for specific applications of biophotonic imaging and a number of areas that we believe will be valuable to our business, including animal models of disease, transgenic animals useful in drug discovery research, imaging system components and computer-implemented methods for image acquisition and analysis.

        We license several patents from third parties that are important to our imaging business. Our core imaging patents and related applications are licensed from Stanford University on an exclusive basis. The license is worldwide, royalty-bearing and includes the right to grant sublicenses. The term of this license is for the life of the patents resulting from the applications, which do not begin to expire until 2014. One of the patents that we have licensed from Stanford covering our methods of in vivo biophotonic imaging was subject to a re-examination proceeding before the U.S. Patent and Trademark Office (USPTO). The re-examination concluded in 2004, and the Patent and Trademark Office issued a re-examination certificate for that patent with narrowed claims. Such narrowed claims do not affect our current licenses or business. Another one of the in vivo biophotonic imaging patents we licensed from Stanford is currently in the midst of a re-examination proceeding. That patent will stay in full force at least until the termination of the re-examination proceeding, which should be in approximately two years. As discussed in Note 9 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K, in 2006 Stanford raised an issue with us regarding the scope of Xenogen products that are subject to the royalty provisions of the Stanford license agreement. We believe that Stanford's interpretation of the license agreement is not correct. However, as a result of Stanford's view of the license agreement, the parties may amend the agreement to change the royalties we pay to Stanford for future sales.

        The right to use the specific luciferase gene in our LPTA models and certain of our Bioware products is licensed from Promega Corporation and The Regents of the University of California under non-exclusive, royalty-bearing licenses. The Promega agreement continues for the life of the subject patent, which expires in 2014. Promega, however, may terminate the agreement for breach of contract. The agreement with the UC Regents continues for the life of those subject patents, which expire in

2013; however, this agreement may also be terminated for breach of contract or failure to sufficiently commercialize luciferase-bearing products.

        Our patents relating to the production of genetically-engineered animals by using gene-targeting methods have been licensed from Medarex, Inc., successor-in-interest to GenPharm International, Inc., since 1991. This license is non-exclusive, royalty-bearing and worldwide. Financial terms include a license issue fee, an annual fee that is creditable against earned royalties due, and a milestone fee in the event the FDA approves a pharmaceutical product that includes a product produced through practice under the licensed patents. The term of this license is for the life of the licensed patents, which are set to expire in 2014.

        Trademarks.    We have registered and applied to register a number of trademarks in the U.S. and in foreign markets where our products are sold. Trademarks currently used by us include: Caliper, the Caliper logo, Working Innovation, LabChip Driven, Caliper Driven, LabChip, the LabChip logo, Discovery Alliance and Services, Zymark, LibraryCard, Allegro, CLARA, MultiDose, Prelude, RapidPlate, RapidTrace, Staccato, TurboVap, Twister, iLink, inL10, Maestro, EZ Reader, Desktop Profiler, Desktop ProfilerPro, ProfilerPro, Zephyr, APW, TPW, Sciclone, Z-8, DLIT, FLIT, Automation Certified, MultiFill, EasyFill, Presto, AutoTrace, Zymate, EasyLab, and iBlox. NovaScreen and RSMDB are trademarks of NovaScreen Biosciences Corporation, which is a wholly-owned subsidiary of Caliper. Xenogen, the Xenogen logo, IVIS, Living Image, LPTA, Bioware, VivoVision, Life Changing, Discovery in the living organism and Spectrum are trademarks of Xenogen Corporation, which is a wholly-owned subsidiary of Caliper.

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

        We continuously assess the compliance of our operations with applicable federal, state and local environmental laws and regulations. Our policy is to record liabilities for environmental matters when loss amounts are probable and reasonably determinable. When needed, we have engaged environmental consultants to assist with our compliance efforts. We believe we are currently in compliance with all applicable environmental permits and are aware of our responsibilities under applicable environmental laws. Any expenditure necessitated by changes in law and permitting requirements cannot be predicted at this time, although we do not expect such costs to be material to our financial position, results of operations or competitive position.

Government Regulation

        Our products and services are not regulated by any governmental agency. Our subsidiary, Xenogen Biosciences' line of business associated with animal production, however, may, in the future, be subject to various laws and regulations regarding the treatment of animals if the federal Animal Welfare Act, or AWA, is amended. The AWA does not currently apply to rats of the genus Rattus or mice of the genus Mus, bred for use in research, and consequently, we are not currently required to be in compliance with the AWA. Where applicable, the AWA imposes a wide variety of specific requirements on producers and users of research animals, including requirements related to personnel, facilities, sanitation, cage size, feeding, watering and shipping conditions. Although the AWA does not currently apply to our animal production business, we have voluntarily sought and received accreditation by

AAALAC, which sets industry standards for care and treatment of animals used in research. In the event that the AWA is amended to include mice or rats within the scope of regulated animals, and consequently, our animal production business, we believe compliance with such regulations would require us to modify our current practices and procedures, which could require significant financial and management resources. We are not currently aware of legislation pending before the U.S. Congress to amend the AWA to cover the mice or rats used by us. In addition, some states have their own regulations, including general anti-cruelty legislation, which establishes certain standards in handling animals. With respect to the products and services we provide overseas, we also are required to comply with foreign laws, such as the European Convention for the Protection of Animals During International Transport and other anti-cruelty laws. The Council of Europe is presently considering proposals to more stringently regulate animal research.

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

Other Business Risks

        In addition to the risks to our business associated with suppliers, competition and intellectual property discussed above, our business is subject to a number of other significant risks, including the risks that our products may not achieve wide market acceptance and that we may not be successful in developing new and enhanced products. These and other risks that may cause our actual results, financial performance or achievements to be materially different from our present expectations are discussed in more detail below under Item 1A, "Risk Factors".

Employees

        As of December 31, 2007, we had a total of 543 employees, including 96 in research and development, 263 in operations and service, 107 in sales and marketing and 77 in administration and finance. None of our employees is represented by a collective bargaining agreement, nor have we experienced any work stoppage. We consider our relations with our employees to be good.

Executive Officers of the Registrant

        Listed below are our executive officers and key employees as of February 29, 2008. No family relationship exists between any one of these individuals and any of the other executive officers or directors.

        E. Kevin Hrusovsky, age 46, was appointed President and CEO immediately following the acquisition of Zymark Corporation, a liquid handling instruments company, by us in July 2003. Prior to the acquisition, Mr. Hrusovsky had served as President and CEO of Zymark since 1996. From 1992 to

1996, Mr. Hrusovsky was Director of International Business, Agricultural Chemical Division, and President of the Pharmaceutical Division, for FMC Corporation, a diversified holding company. From 1983 to 1992, Mr. Hrusovsky held several management positions at E.I. DuPont de Nemours, including North American Sales and Marketing Head, Teflon. He has also served as a board member of the Association for Laboratory Automation since January 2003. He received his B.S. in Mechanical Engineering from Ohio State University, an M.B.A. from Ohio University, and an honorary doctorate from Framingham State University.

        Bruce J. Bal, 49, currently serves as Senior Vice President, Operations, and was appointed to the position of Vice President, Operations and Aftermarket Businesses following the combination of Caliper with Zymark. Mr. Bal joined Zymark in 1997 as Vice President of R&D and Operations. He previously worked at FMC Corporation, a diversified holding company, in the Biotechnology Division as Director of Operations. He has also held a wide range of management positions in his 13 years at E.I. DuPont de Nemours and was General Manager of United States Pollution Control, Inc. in Utah. Mr. Bal received a B.S. in Chemical Engineering from the University of Wisconsin in 1981 and an MBA from Loyola University, Louisiana in 1986.

        Enrique Bernal, 69, is currently Vice President, In vitro Business Development. He was Vice President, Instrument R&D following the acquisition of Zymark. Mr. Bernal joined Zymark in February 1999, prior to which he worked at Galileo Corporation of Sturbridge, Massachusetts, a developer and manufacturer of electron multipliers and optical fiber products, where he was responsible for all engineering functions and product development. Previously, he had spent 29 years at Honeywell Inc. He received a B.S. in Physics from the College of St. Thomas, and a Masters in Physics from the University of Minnesota.

        Paula J. Cassidy, 39, was appointed Vice President, Human Resources in November 2005. Ms. Cassidy previously was Vice President, Human Resources at Virtusa, Corp., a global provider of software development and related IT services. In that position, Ms. Cassidy was responsible for all aspects of the human resources function and she established a cohesive and unified global HR practice. Prior to joining Virtusa Corp in 2003, Ms. Cassidy was with Innoveda, Inc., a publicly traded provider of software and services for the electronic design automation industry. Innoveda had facilities all over the world including the United States, Europe, Israel and Asia. Prior to Innoveda, Ms. Cassidy was Vice President, Human Resources for a wholly-owned subsidiary of Synopsys, Inc. Ms. Cassidy started her career in Human Resources at Viewlogic Systems, Inc. and held various management positions while at Viewlogic. Ms. Cassidy holds a bachelors degree from St. Anselm College.

        Stephen E. Creager, 54, currently serves as Senior Vice President, General Counsel and Secretary. Mr. Creager joined the company in October 2002 as Associate General Counsel and was appointed to the position of Vice President, General Counsel and Secretary following the combination of Caliper with Zymark. Previously, Mr. Creager was Vice President of Business Development for Tyco Electronics, an operating unit of Tyco International involved in the development and manufacture of electronic components. In this role, he provided the legal support for the business development initiatives of Tyco Electronics, including the acquisition of over 40 businesses. Prior to taking on these business development responsibilities at Tyco Electronics, Mr. Creager served as the General Counsel of Tyco Electronics. Prior to that, Mr. Creager served as Associate General Counsel of Raychem Corporation, a manufacturer of electronic components, from November 1993 until August 1999, when Raychem was acquired by Tyco Electronics. Prior to his experience at Raychem, Mr. Creager was in private legal practice for nine years. Mr. Creager received a B.A. degree from The Evergreen State College, and a Masters of Philosophy degree in economics and a J.D. degree, both from Yale University.

        Thomas T. Higgins, 56, joined the company in January 2005 as Executive Vice President and Chief Financial Officer. Previously, Mr. Higgins was Executive Vice President, Operations and Chief Financial Officer at V.I. Technologies, Inc. (now Panacos Pharmaceuticals, Inc.), a biotechnology company developing novel anti-infective technologies. In that position, Mr. Higgins was responsible for finance and accounting, capital financing activities, investor relations, and research and development support activities. Mr. Higgins also had responsibility for the New York-based plasma manufacturing business until its divesture in 2001. Prior to joining V.I. Technologies in 1998, Mr. Higgins was with Cabot Corporation, a global specialty chemicals company, from 1985 where he held various senior operations and finance positions during his tenure. In his last position he served as Executive Vice President of Cabot's LNG operations, and prior to that was responsible for Cabot's Asia Pacific carbon black operations. He also served in other senior management roles for Cabot's Asia business. Before Cabot, Mr. Higgins was with PricewaterhouseCoopers. Mr. Higgins holds a B.B.A from Boston University.

        William C. Kruka, 47, currently serves as Senior Vice President, Corporate Business Development, and joined the Company in 2002 as Vice President, Business Development. Previously, Mr. Kruka was Senior Manager of Business Development with Applied Biosystems Group, an Applera Corporation business, a leading life science tool provider. In this role, he led the business development initiatives for proteomics, including related mass spectrometry, sample preparation, chromatography and microfluidic technologies. These initiatives included developing strategy, formulating deal structures and negotiating collaborations, licensing deals and divestitures. He also chaired an internal business development council that addressed strategic and operational matters from a cross-functional business and technology perspective. Prior to Applied Biosystems, Mr. Kruka held a number of corporate business development, sales, marketing and administration positions with Applera and its predecessors, PE Corporation and The Perkin-Elmer Corporation, from 1983 to 2002.

        David M. Manyak, Ph.D., 55, is currently Executive Vice President, Caliper Discovery Alliances & Services, and joined the Company in 2005 as Executive Vice President, Drug Discovery Services. Previously, Dr. Manyak was Chief Executive Officer of NovaScreen Biosciences, which was acquired in October 2005, since January 1993. Dr. Manyak has more than 20 years of experience in research, financial analysis, and management of biotechnology companies. Dr. Manyak was a biotechnology industry consultant and was co-founder and former Director of GeneMedicine Inc., a gene therapy company that had its initial public offering in 1994 and has since merged to form Valentis Corp. He was previously employed by Merrill Lynch & Co. (from 1985 to 1990) as Vice President, Senior Biotechnology Industry Analyst for Merrill Lynch & Co. and held a similar position with Value Line Inc. (from 1983 to 1985). Dr. Manyak holds a Ph.D. in Zoology/Biochemistry from Duke University and a B.A. from Brown University.

        Peter F. McAree, 43, was appointed to the position of Vice President, Finance following the acquisition of Zymark. Mr. McAree joined Zymark as Chief Financial Officer in May 2001 after serving in the same capacity as an independent consultant since November 2000. From January 2000 through November 2000, Mr. McAree served as Chief Financial Officer of Iconomy.com, Inc., a commerce solutions provider. From January 1999 through December 1999, Mr. McAree was an independent consultant. From January 1997 through December 1998, Mr. McAree served as Executive Vice President and Vice President, Finance at Elcom International, Inc., a commercial distributor of personal computers, and as President of its electronic commerce software business, Elcom Systems, Inc. Prior to Elcom, Mr. McAree was Chief Financial Officer of Geerlings & Wade, Inc., a direct marketer of wine, from 1995 through 1996. Mr. McAree began his career with Arthur Andersen, Boston, where he held various positions, most recently as Senior Manager in 1995. He received his B.S. in Accountancy from Bentley College, and is a licensed Certified Public Accountant in Massachusetts.

        Bradley W. Rice, Ph.D., 48, currently serves as Vice President, Systems R&D. Dr. Rice had served as the Chief Technical Officer and Vice President of Xenogen since January 2005. From 1999 through 2004, he served as the Senior Director of Imaging R&D and played a key role in developing the suite of IVIS Imaging Systems. Prior to joining Xenogen, Dr. Rice worked for 15 years as a scientist at Lawrence Livermore National Laboratory developing optical diagnostic instrumentation in the magnetic fusion energy program. Dr. Rice received his B.A. in Physics from Colorado College, M.S. in Electrical Engineering from the University of Wisconsin-Madison, and his Ph.D. in Applied Science from the University of California-Davis.

        Mark T. Roskey, Ph.D., 48, currently serves as Vice President, Reagents and Biology R&D, and was appointed to the position of Vice President, Worldwide Marketing following the acquisition of Zymark, where he had held this role since he joined Zymark in December 2001. Prior to that, Dr. Roskey worked for six years at Applied Biosystems, a life sciences company, where he served as Director of Marketing. He has more than 15 years of experience in product research, development and strategic marketing with complex biological solutions and automated instrument systems. Dr. Roskey holds a B.S. in Biology from Framingham State College, a Ph.D. in Microbiology from the University of Notre Dame and completed a postdoctoral fellowship in Molecular Immunobiology at the Harvard Medical School.

Item 1A.    Risk Factors

  Risks Related To Our Business

Our LabChip products may not achieve widespread market acceptance, which could cause our revenue to grow slowly or decline and make it more difficult for us to achieve or maintain profitability.

        The commercial success of our LabChip products depends upon market acceptance of the merits of our drug discovery and automated electrophoresis separations systems by pharmaceutical and biotechnology companies, academic research centers and other companies that rely upon laboratory experimentation. Although our microfluidic drug discovery and automated electrophoresis systems have been marketed and sold commercially for over five years, their accuracy, reliability, ease-of-use and commercial value have not yet gained widespread commercial acceptance. If these systems do not continue to gain further market acceptance, our revenue may grow more slowly than expected or decline.

        In addition, our strategy for our microfluidic-based screening products, such as the LabChip 3000 and EZ Reader instruments, depends upon the early users of these systems buying additional units as they spread the adoption of this technology throughout their organizations worldwide. New customers for our drug discovery systems may wait for indications from these early users that our drug discovery systems work effectively and generate substantial benefits. If the early users of our LabChip 3000 and EZ Reader systems do not endorse the further adoption of these systems because they fail to generate the expected quantities and quality of data, are too difficult or costly to use, or are otherwise deficient in meeting the screening needs of these customers, further sales of these systems to these early users may be limited, and sales to new users will be more difficult.

        Because drug screening systems represent substantial capital expenditures, it is important that these systems be capable of performing a wide variety of different types of assays and experiments in order to justify the cost of the systems. We intend to continue to lower the cost of these systems and to develop new versions of our microfluidic-based products with enhanced features and/or lower costs that address existing and emerging customer needs, such as offering a broad range of standardized, easy-to-use assays. In this regard, we recently launched a new LabChip system based on our microfluidic LabChip technology, the EZ Reader instrument system, which is designed specifically to facilitate secondary kinase screening by providing a more highly automated system capable of utilizing our recently launched ProfilerPro reaction ready plates already loaded with required reagents. If the commercial adoption of our other existing LabChip products and the new EZ Reader system is slower than we presently expect, we may experience a decline in revenue or slow revenue growth and may not achieve or maintain profitability.

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

  •
  our ability to penetrate the market for secondary kinase screening with our new EZ Reader systems and ProfilerPro reaction ready plates; and

  •
  our ability to market and sell our drug discovery systems and related consumable products through our marketing and sales organization without the involvement of our senior management.

If our in vivo biophotonic imaging products and services do not become more widely used by pharmaceutical, biotechnology, biomedical and chemical researchers, our revenue will grow more slowly than expected or decline and make it more difficult for us to achieve or maintain profitability.

        Pharmaceutical, biotechnology, biomedical and chemical researchers have historically conducted in vivo biological assessment using a variety of imaging technologies, including X-ray, MRI, ultrasound, PET and SPECT. Compared to these other technologies, our in vivo biophotonic imaging technology is relatively new, and the number of companies and institutions using our technology is relatively limited. We have expanded the fluorescence imaging capabilities of our imaging instruments with the IVIS Spectrum instrument, which we launched in late 2006. We believe the IVIS Spectrum instrument offers the most advanced bioluminescence and fluorescence pre-clinical in vivo imaging capability in the market today. The commercial success of these products will depend upon the continuing adoption of our technology as a preferred method to perform in vivo biophotonic biological assessment. In order to be successful, these products must meet the technical and cost requirements for in vivo biological assessment within the life sciences industry. Widespread market acceptance will depend on many factors, including:

  •
  the willingness and ability of researchers and prospective customers to adopt new technologies;

  •
  our ability to convince prospective strategic partners and customers that our technology is an attractive alternative to other methods of in vivo biological assessment;

  •
  our customers' perception that our products can help accelerate efforts and reduce costs in drug development; and

  •
  our ability to sell and service sufficient quantities of our products.

We receive significant licensing revenue from commercial users of our patented in vivo biophotonic imaging methods, and our ability to continue to receive this licensing revenue in the future will depend upon our ability to convince commercial users of the value of our patented imaging methods and our ability to enforce and defend the validity of the patents covering our proprietary biophotonic imaging methods.

        We exclusively in-license from Stanford University a portfolio of patents covering a broad range of in vivo, non-invasive imaging of light generated from within mammals, which portfolio of patents includes, among other patents, US Patent No. 5,650,135 and the recently issued US Patent No. 7,255,851. The patents in this portfolio before the recent issuance of the '851 patent cover broad methods of in vivo imaging of genetically produced light generation. The recently issued '851 patent expanded the scope of this patent portfolio to include in vivo, non-invasive imaging methods based on light sources that are conjugated (or combined) with a biocompatible entity and administered to the mammal to be imaged. We actively out-license these patents to entities performing pre-clinical drug discovery and development research, which licenses, in the case of commercial entities, require the payment of fees in order to perform the patented imaging methods. We believe that the expanded patent coverage afforded by the '851 patent should enable us to extend our existing licensing program to a larger group of companies and to increase the revenue we obtain from this licensing program. However, our ability to maintain and increase the revenue we obtain from our biophotonic imaging licensing program will depend upon our continuing ability to convince researchers of the value of these patented imaging methods, including the biophotonic imaging methods with conjugated probes covered by the new '851 patent, as well as our ability to successfully defend the validity of the patents in this portfolio. It is possible that entities will seek to invalidate one or more patents included in this portfolio, either through litigation or through a reexamination process with the USPTO. For example, in November 2007 VisEn Medical filed a request with the USPTO for an Inter Partes Reexamination of the '851 patent, and in January 2008 the USPTO granted VisEn's request for a reexamination of the '851 patent. Although we believe the '851 patent and all of the imaging method patents in this portfolio are valid, and intend to vigorously defend them, one or more of the patents included in this portfolio could be held to be invalid, or the scope of their claim coverage could be a narrowed, which may cause our revenue from out-licensing this portfolio to decline.

Because we receive revenue principally from pharmaceutical, biotechnology and chemical companies and biomedical research institutions, the economic conditions and regulatory requirements faced by those companies and institutions and their capital spending policies may have a significant effect on the demand for our products.

        We market our products to pharmaceutical, biotechnology and chemical companies and biomedical research institutions, and the capital spending policies of these entities can have a significant effect on the demand for our products. These policies vary significantly between different customers and are based on a wide variety of factors, including the resources available for purchasing research equipment, the spending priorities among various types of research companies and the policies regarding capital expenditures. In particular, economic conditions and regulatory requirements faced by pharmaceutical and biotechnology companies have at certain times directly affected their capital spending budgets. In addition, continued consolidation within the pharmaceutical industry will likely delay and may potentially reduce capital spending by pharmaceutical companies involved in such consolidations. During the past several years, many of our customers and potential customers, particularly in the biopharmaceutical industry, have reduced their capital spending budgets because of these generally adverse prevailing economic conditions, consolidation in the industry and increased pressure on the profitability of such companies, due in part to competition from generic drugs. If our customers and potential customers do not increase their capital spending budgets, because of continuing adverse economic conditions or further consolidation in the industry, we could face weak demand for our products. Similarly, changes in availability of grant money may impact our sales to academic customers. Recent developments regarding safety issues for widely used drugs, including actual and/or threatened litigation, also may affect capital spending by pharmaceutical companies. Any decrease or delay in capital spending by life sciences or chemical companies or biomedical researchers could cause our revenue to decline and harm our profitability.

        In addition, consolidation within the pharmaceutical industry may not only affect demand for our products, but also existing business relationships. For example, if two or more of our present or future biophotonic imaging customers merge, we may not receive the same aggregate amount of fees under one license agreement with the combined entity that we received under separate license agreements with these customers prior to their merger. Moreover, if one of our biophotonic imaging customers merges with an entity that is not such a customer, the new combined entity may prematurely terminate our license agreement. Any of these developments could cause our revenue to decline, or to grow more slowly than we anticipate.

Our future revenue is unpredictable and could cause our operating results to fluctuate significantly from quarter to quarter.

        Our quarterly and annual operating results have fluctuated in the past and are likely to do so in the future. Our operating results have been historically strongest in the fourth quarter due to customer budget cycles and are also influenced in the second and fourth quarters by grant funding cycles. The sale of many of our products typically involves a scientific evaluation and commitment of capital by customers. Accordingly, the initial sales cycles of many of our products are lengthy and subject to a number of significant risks that are beyond our control, including customers' budgetary constraints and internal acceptance reviews. As a result of this lengthy and unpredictable sales cycle, our operating results have historically fluctuated significantly from quarter to quarter, and we expect this trend to continue. In addition, a large portion of our expenses are relatively fixed. Historically, customer buying patterns and our revenue growth have caused a substantial portion of our revenues to occur in the last month of the quarter. Delays in the receipt of orders, our recognition of product or service revenue or the manufacture of product near the end of the quarter could cause quarterly revenues to fall short of anticipated levels. Because our operating expenses are based on anticipated revenue levels and a high percentage of our expenses are relatively fixed, less than anticipated revenues for a quarter could have a significant adverse impact on our operating results. Accordingly, if our revenue declines or does not increase as we anticipate, we might not be able to correspondingly reduce our operating expenses in a timely enough manner to avoid incurring additional losses. Our failure to achieve our anticipated level of revenue could significantly harm our operating results for a particular fiscal period.

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

  •
  our ability to secure new license agreements for our microfluidics intellectual property technology under our Caliper Driven licensing program, which license agreements generally include substantial upfront fees as well as future royalties based on sales of licensed products;

  •
  our ability to obtain key components for products and manufacture and install them on a timely basis to meet demand;

  •
  changes in the research and development budgets of our customers;

  •
  customer resistance to paying technology licensing fees in conjunction with future IVIS imaging system purchases;

  •
  acquisition, licensing and other costs related to the expansion of our operations;

  •
  expenses related to patent infringement litigation and defense of our patents; and

  •
  expenses related to, and the results of, patent filings and other proceedings relating to intellectual property rights.

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

        We will be able to protect our technology from unauthorized use by third parties only to the extent that they are covered by valid and enforceable patents or are effectively maintained as trade secrets. The patent positions of companies developing tools for pharmaceutical, biotechnology, biomedical and chemical industries, including our patent position, generally are uncertain and involve complex legal and factual questions, particularly as to questions concerning the enforceability of such patents against alleged infringement. The biotechnology patent situation outside the U.S. is even more uncertain. Changes in either the patent laws or in interpretations of patent laws in the U.S. and other countries may therefore diminish the value of our intellectual property. Moreover, our patents and patent applications may not be sufficiently broad to prevent others from practicing our technologies or from developing competing products. We also face the risk that others may independently develop similar or alternative technologies or design around our patented technologies.

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

We have previously been involved in patent litigation and we are currently involved in a reexamination of one of our issued patents by the USPTO. We may need to initiate other lawsuits to protect or enforce our patents or other proprietary rights, which would be expensive and, if we lose, may cause us to lose some of our intellectual property rights, which would reduce our ability to compete in the market and may cause our stock price to decline.

        The patents on which we rely may be challenged and invalidated, and our patent applications may not result in issued patents. For example, in our recently settled patent infringement litigation with AntiCancer, AntiCancer had alleged infringement of two patents and requested that the court declare invalid certain of our patents covering methods of in vivo biophotonic imaging. For a description of our recently settled litigation with AntiCancer, see the section titled "Legal Proceedings" elsewhere in this Annual Report on Form 10-K. As another example, in November 2007 VisEn Medical filed a request with the USPTO for an Inter Partes Reexamination of a newly issued patent in our imaging patent portfolio, and in January 2008 the USPTO granted VisEn's request for a reexamination of this patent. Although we believe the challenged patent is valid, and intend to vigorously defend it in the reexamination process, the claims of the challenged patent could be invalidated or substantially narrowed through the reexamination process. In addition, in order to protect or enforce our patent rights, we may initiate patent litigation against third parties, such as infringement suits or interference proceedings. This risk is exacerbated by the fact that those third parties may have access to substantially greater financial resources than we have to conduct such litigation.

        These lawsuits could be expensive, take significant time and could divert management's attention from other business concerns. These lawsuits would put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing. Additionally, we may suffer reduced instrumentation sales and/or license revenue as a result of pending lawsuits or following final resolution of lawsuits. Further, these lawsuits may also provoke these third parties to assert claims against us. Attempts to enforce our patents may trigger third party claims that our patents are invalid. We may not prevail in any of these suits and any damage or other remedies awarded to us, if any, may not be commercially valuable. During the course of these suits, there may be public announcements of results of hearings, motions and other interim proceedings or developments in the litigation. If securities analysts or others perceive any of these results to be negative, it could cause our stock price to decline.

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

  •
  the risk of diverting management's attention from normal daily operations of the business;

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

        Acquisitions may also cause us to issue common stock that would dilute our current stockholders' percentage ownership; record goodwill and non-amortizable intangible assets that will be subject to impairment testing and potential periodic impairment charges; incur amortization expenses related to certain intangible assets; or incur other large and immediate write-offs.

        We cannot assure you that future acquisitions will be successful and will not adversely affect our business. We must also maintain our ability to manage growth effectively. Failure to manage growth effectively and successfully integrate acquisitions that we make could harm our business.

We expect to incur future operating losses and may not achieve profitability.

        We have experienced significant operating losses each year since our inception and we expect to incur an operating loss in 2008. As of December 31, 2007, we had an accumulated deficit of approximately $234.1 million. Our losses have resulted principally from costs incurred in research and development and product marketing and from general and administrative costs associated with our operations. These costs have exceeded our cumulative cash proceeds which, to date, have been generated principally from product sales, collaborative research and development agreements, technology access fees, license fees, litigation settlement proceeds and interest income on cash and investment balances. To achieve profitability, we will need to generate and sustain higher revenue than we have to date, while achieving reasonable costs and expense levels. We may not be able to generate enough revenue to achieve profitability. We may not achieve or maintain reasonable costs and expense levels. Even if we become profitable, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we fail to achieve profitability within the timeframe expected by securities analysts or investors, the market price of our common stock will likely decline.

Failure to raise additional capital or generate the significant capital necessary to expand our operations and invest in new products could reduce our ability to compete and result in lower revenue.

        We anticipate that our existing capital resources, together with the revenue to be derived from our commercial partners and from commercial sales of our products and services, will enable us to maintain currently planned operations beyond 2008. However, this expectation is based on our current operating plan, and our ability to remain in compliance with various covenants of our bank credit facility, which may change as a result of many factors, including conditions in the market for our products and services as well as the prospect of future acquisitions or other investing activities that could require substantial additional financing. Consequently, we may need additional funding sooner than anticipated. Our inability to raise needed capital would seriously harm our business and product development efforts. In addition, we may choose to raise additional capital due to market conditions or strategic considerations even if we believe that we have sufficient funds for our current or future operating plans. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of these securities could result in dilution to our stockholders.

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

Failure to remain in compliance with the covenants included in our revolving credit facility could interfere with or prevent our ability to obtain additional advances under this credit facility.

        On February 15, 2008, we entered into an amended credit facility with a bank, which permits us to borrow up to $25 million in the form of revolving loan advances, including up to $5 million in the form of letters of credit. Principal borrowings under the credit facility accrue interest at a floating per annum rate equal to the prime rate if our unrestricted cash held at the bank exceeds or is equal to $25 million, or prime plus one-half of one percentage point if our unrestricted cash held at the bank is below $25 million. Under the credit facility, we are permitted to borrow up to $25 million, provided we maintain unrestricted cash of at least $25 million with the bank, or are otherwise subject to a borrowing base limit consisting of up to (a) 80% of eligible accounts receivable, as defined in the credit facility, plus (b) the lesser of 90% of our unrestricted cash maintained at the bank or $10 million. The credit facility matures on June 30, 2009. As of December 31, 2007, $12.9 million was outstanding under the credit facility. The credit facility serves as a source of capital for ongoing operations and working capital needs.

        The credit facility includes traditional lending and reporting covenants including that certain financial covenants applicable to liquidity and earnings are to be maintained by us and tested as of the last day of each quarter. As of December 31, 2007, we did not comply with one of two liquidity covenants under the credit facility and we experienced a similar covenant violation in 2006. Subsequent to year end, the bank waived the covenant violations as of December 31, 2007. The credit facility also includes several potential events of default that could cause interest to be charged at prime plus two percentage points, or, in the event of any uncured events of default, could result in the bank's right to declare all outstanding obligations immediately due and payable. Our ability to remain in compliance with applicable loan covenants through the credit facility's maturity in 2009 depends upon our ability to achieve results that are materially consistent with our internal operating plans. If a material adverse change occurs within our business, or we fail to achieve our anticipated operating results, we may become in default of one or more covenants under the credit facility, which would require the bank to waive the covenants and these waivers may or may not be granted. If such events were to occur, we currently have no alternative committed sources of capital.

The termination or non-renewal of a large multi-year contract or the loss of, or a significant reduction in, sales to any of our significant customers could harm our operating results.

        We currently derive, and we expect to continue to derive, a significant percentage of our total revenue from a relatively small number of customers. If any one of these customers terminates or substantially diminishes its relationship with us, our revenue could decline significantly. We have contractual arrangements with certain customers that encompass the sale of products, licensing of imaging intellectual property and provision of in vivo services pursuant to agreements that are renewable on an annual or multi-year basis. Failure to renew or the cancellation of these agreements by any one of our larger customers could result in a significant loss of revenue. In addition, we recently entered into a multi-year contract with the Environmental Protection Agency (EPA) to perform in vitro compound toxicity screening. If the EPA experiences a reduction in its federal funding allocation, elects not to proceed with the program or elects to reduce the number of compounds to be screened by us pursuant to this contract, our revenue may decline or grow more slowly than we currently expect.

The temporary or permanent closure of a leased facility could harm our operating results.

        We currently manufacture our products in various leased facilities. We rely on a single manufacturing location to produce our microfluidic chips in Mountain View, California, and a single manufacturing location in Hopkinton, Massachusetts to produce laboratory automation, microfluidic instrument, imaging and robotics systems, with no alternative facilities. We rely principally on our facility in Cranbury, New Jersey, to produce LPTA models and our facility in Alameda, California to produce bioware cells and microorganisms. Our Alameda, California facility is also able to serve as a back-up facility for producing our LPTA models. Our in vitro screening services are performed at a single facility located in Hanover, Maryland. These facilities and some pieces of manufacturing equipment are difficult to replace and could require substantial replacement lead-time. If any of our facilities are closed on a temporary or permanent basis, our revenue could decline significantly. Our present lease for our existing Mountain View, California facility expires near the end of 2008, and we are in the process of negotiating an extension of this lease. If we do not enter into a new lease with the landlord for this facility, we will have to relocate our manufacturing operations for microfluidic chips to a new facility. Unexpected difficulties in validating a new facility for producing our microfluidic chips could harm our operating results and adversely impact our revenue.

Our success will depend partly on our ability to operate without infringing or misappropriating the proprietary rights of others.

        We may be exposed to future litigation by third parties based on claims that our products infringe the intellectual property rights of others. This risk is exacerbated because there are numerous issued and pending patents in the life sciences industry and, as described above, the validity and breadth of life sciences patents involve complex legal and factual questions. Our competitors may assert that their U.S. or foreign patents may cover our products and the methods we employ. For example, until recently we were involved in patent litigation with AntiCancer in which AntiCancer had alleged that we have infringed two of its patents. Although this litigation was resolved through a settlement and cross-license agreement between the parties, there can be no assurance that we will be able to settle other infringement claims on a favorable basis in the future. For a description of our recently settled litigation with AntiCancer, see the section titled "Legal Proceedings" elsewhere in this Annual Report on Form 10-K. Also, because patent applications can take many years to issue, there may be currently pending applications of which we are unaware that may later result in issued patents that our products may infringe. There could also be existing patents of which we are not aware that one or more of our products may inadvertently infringe.

        From time to time, we have received, and may receive in the future, letters from third parties asking us to license certain technologies that the third party believes we may be using or would like us to use. If we do not accept a license, we may be subject to claims of infringement, or may receive letters alleging infringement. Infringement and other intellectual property claims, with or without merit, can be expensive and time-consuming to litigate and can divert management's attention from our core business.

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

        We rely on licenses to use various technologies that are material to our business, including licenses, with sublicense rights, to certain microfluidic technologies and in vivo imaging methods, licenses to the use of certain biological materials, and licenses to engineer and commercialize transgenic animals. We do not own the patents that underlie these licenses. Our rights to use these technologies and employ the inventions claimed in the licensed patents are subject to the continuation of compliance with the terms of those licenses. In some cases, we do not control the prosecution or filing of the patents to which we hold licenses, or the enforcement of these patents against third parties. For example, under the Promega Corporation and The Regents of the University of California licenses for a patented form of firefly luciferase used in our LPTA models and certain of our bioware, we do not have the right to enforce the patent, and neither licensor is obligated to do so on our behalf. Certain of our licenses contain diligence obligations, as well as provisions that allow the licensor to terminate the license upon specific conditions. Some of the licenses under which we have rights, such as our licenses from the University of Pennsylvania and from UT Battele for certain microfluidic technologies and from Stanford University for certain biophotonic imaging methods, provide us with exclusive rights in specified fields, including the right to enforce the licensed patents, but the scope of our rights and obligations under these and other licenses may become subject to dispute by our licensors or third parties. For example, in 2006 Stanford raised an issue regarding the scope of products that we sell which are subject to the royalty provisions of our Stanford license agreement. Although we believe Stanford's interpretation of the license agreement is not correct, as a result of Stanford's view of the license agreement we may amend the license agreement to change the royalties we pay to Stanford for future sales. The amendment may also include the payment of back royalties to Stanford for products we have already sold. We have not discussed with Stanford the specific terms and conditions of an amendment or the amount of any back royalty payments. Any increase in the royalties we pay to Stanford would negatively impact our gross margins.

Our tax net operating losses and credit carryforwards may expire if we do not achieve or maintain profitability.

        As of December 31, 2007, we had federal and state net operating loss carryforwards of approximately $295.6 million and $97.2 million, respectively. We also had federal and state research and development tax credit carryforwards of approximately $11.0 million and $3.6 million, respectively. The federal net operating loss and credit carryforwards will expire at various dates through 2027 beginning in the year 2008 if not utilized. The current remaining state net operating losses have varying expiration dates through 2017.

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

        We may not be able to meet the expectations of our customers for a number of reasons. For example, our lab automation, microfluidic, and IVIS imaging instruments are all relatively complex systems, and certain components of these systems are specially manufactured by our limited and/or single-source suppliers. Supply of these parts to us requires adequate lead-time that can result in production delays. If we experience unexpected shifts in customer demand that require alterations to planned manufacturing, we may experience production delays that could restrict our sales growth. Also, if we do not consistently manufacture these systems at a sufficiently high level of quality, we could lose customers and fail to acquire new customers if they choose a competitor's product because our systems do not perform in accordance with our customers' expectations. If we are unable to meet customer expectations for any of our instrument systems, it would adversely affect our financial results and restrict our sales growth.

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

        Our principal competitors that use established technologies for in vivo biological assessment include Gene Logic, Inc., Exelixis, Inc. and Lexicon Genetics Incorporated. Each of these companies uses animal models in the area of target validation in drug discovery and utilizes methods of assessment based upon knockout mice as well as other organisms such as fruit flies, worms and yeast. We also face competition from several companies including Carestream Health, Inc., Berthold Detection Systems GmbH, Hamamatsu Photonics, Olympus Corporation, and Roper Scientific, Inc., which market systems which may be used to perform biophotonic imaging when accompanied by the appropriate intellectual licenses. These companies are larger and have greater resources than we do. There are also several privately-held companies that have recently begun to market systems that may be used to perform biophotonic imaging with the appropriate licenses. At any time, other companies may develop additional directly competitive products that could achieve greater market acceptance or render our products obsolete.

Contamination in our animal populations could damage our inventory, harm our reputation and result in decreased sales.

        We offer a portfolio of transgenic animals and LPTA models for use by researchers in a wide range of research and drug discovery programs and also perform breeding and model validation. We maintain animal facilities in Alameda, California and Cranbury, New Jersey. These animals and facilities must be free of contaminants, viruses or bacteria, or pathogens that would compromise the quality of research results. Contamination of our isolated breeding rooms could disrupt our models, delay delivery to customers of data generated from phenotyping and result in decreased sales. Contamination would result in inventory loss, clean-up and start-up costs and reduced sales as a result of lost customer orders.

        In 2003, one of Xenogen's animal facilities in Alameda was contaminated by a mouse virus introduced through one of our animal vendors. That facility was closed for decontamination, and the most valuable strains were transferred to third party breeders for rederivation so that Xenogen could continue to provide animals to its customers. The decontamination process took approximately three months. A similar contamination occurred again in 2005.

Accounting for goodwill and other intangible assets may have a material adverse effect on us.

        In accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we assess the recoverability of identifiable intangibles with finite lives and other long-lived assets, such as property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and intangible assets with indefinite lives from acquisitions are evaluated annually, or more frequently, if events or circumstances indicate there may be an impairment, to determine whether any portion of the remaining balance of goodwill and indefinite lived intangibles may not be recoverable. If it is determined in the future that a portion of our goodwill and other intangible assets is impaired, we will be required to write off that portion of the asset according to the methods defined by SFAS No. 144 and SFAS No. 142, which could have an adverse effect on net income for the period in which the write-off occurs. At December 31, 2007, we had goodwill and intangible assets of $123.7 million, or 59% of our total assets.

If our accounting estimates are incorrect, our financial results could be adversely affected.

        Management judgment and estimates are necessarily required in the application of our critical accounting policies. We discuss these estimates in Item 7 of this Annual Report on Form 10-K in the subsection entitled "Critical Accounting Estimates." If our estimates are incorrect, our future financial operating results and financial condition could be adversely affected.

Terrorist acts, acts of war and natural disasters may seriously harm our business and revenues, costs and expenses and financial condition.

        We rely on a single manufacturing location to produce our microfluidic chips and drug discovery systems, and a single location to produce laboratory automation, imaging and robotics systems, with no alternative facilities. We rely principally on our facility in Cranbury, New Jersey, to produce LPTA models and our facility in Alameda, California to produce bioware cells and microorganisms. Alameda, California is also able to serve as a back-up facility for producing our LPTA models. These facilities and some pieces of manufacturing equipment are difficult to replace and could require substantial replacement lead-time. Our manufacturing facilities may be affected by natural disasters, such as earthquakes and floods. Earthquakes are of particular significance because our LabChip product manufacturing facility is located in Mountain View, California, an earthquake-prone area. In the event that our existing manufacturing facilities or equipment are affected by man-made or natural disasters, we would be unable to manufacture products for sale, meet customer demands or meet sales projections. If our manufacturing operations were curtailed or ceased, it would harm our business.

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

        Our research and development processes, our anesthesia systems used with our optical imaging systems to anesthetize the animals being imaged and our general biology operations involve the controlled storage, use and disposal of hazardous materials including, but not limited to, biological hazardous materials and radioactive compounds. We are subject to federal, state and local regulations governing the use, manufacture, storage, handling and disposal of these materials and waste products. Although we believe that our safety procedures for handling and disposing of these hazardous materials comply with the standards prescribed by law and regulation, the risk of accidental contamination or injury from hazardous materials cannot be completely eliminated. In the event of an accident, we could be held liable for any damages that result, and any liability could exceed the limits or fall outside the coverage of our insurance. We currently maintain a limited pollution cleanup insurance policy in the amount of $1.0 million. We may not be able to maintain insurance on acceptable terms, or at all. We could be required to incur significant costs to comply with current or future environmental laws and regulations.

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

        Additionally, exports of our optical imaging systems and biological reagents to foreign customers and distributors are governed by the International Traffic in Arms Regulations, the Export Administration Regulations, Patriot Act and Bioterrorism Safety Act. Although these laws and regulations do not restrict our present foreign sales programs, any future changes to these regulatory regimes may negatively affect or limit our foreign sales.

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

        Our stock has been trading on the Nasdaq Global Market only since mid-December 1999. We initially offered our common stock to the public at $16.00 per share. Since then our stock price has been extremely volatile and has ranged, through March 7, 2008 from a high of approximately $202.00 per share on March 2, 2000 to a low of $2.71 per share both on January 28, 2003 and February 6, 2003. Our stock price may drop substantially following an investment in our common stock. We expect that our stock price will remain volatile as a result of a number of factors, including:

  •
  announcements by analysts regarding their assessment of us and our prospects;

  •
  announcements by our competitors of complementary or competing products and technologies;

  •
  announcements of our financial results, particularly if they differ from investors' expectations; and

  •
  general market volatility for technology stocks.

        These factors and fluctuations, as well as general economic, political and market conditions, may materially adversely affect the market price of our common stock.

We have been sued, and are at risk of future securities class action litigation.

        In the spring and summer of 2001, class action lawsuits were filed against certain leading investment banks and over 300 companies that did public offerings during the prior several years, including lawsuits against Caliper and certain of its officers and directors as described under Part I, Item 3, "Legal Proceedings." This and other securities litigation could result in potential liability, cause us to incur litigation costs and divert management's attention and resources, any of which could harm our business. In addition, announcements of future lawsuits of this or some other nature, and announcements of events occurring during the course of the current and any future lawsuits, could cause our stock price to drop.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        All of our operations are carried out in properties which we lease from others. We do not currently own any real estate properties. We believe that, based upon our long-term strategic facilities plan, our current facilities are adequate for our needs for the foreseeable future.

        Our business locations as of December 31, 2007 were as follows:

Location	Principal Activities		Square Footage	Lease Expiration
Corporate Headquarters Hopkinton, MA	- - -	Manufacturing Research & development Selling, general and administrative functions	137,000	December 2015; plus two 5-year renewal options
Mountain View, CA	- -	Microfluidics research and development LabChip Manufacturing	53,000 occupied 58,000 idled (75% sublet)	November 2008 July 2008
Alameda, CA	-	Molecular imaging and biology research and development	36,000 occupied 41,000 idled (60% sublet)	April 2011
Cranbury, NJ	-	In vivo services business (office, laboratory and vivarium space)	58,000	October 2009
Hanover, MD	-	In vitro services business (office and laboratory space)	47,000	July 2013
St. Louis, MO	-	Idled facility	25,000 (0% sublet)	April 2010
International	- -	Sales and service operations General and administrative functions	Approximately 34,000 in the aggregate	Various through 2011

Item 3.    Legal Proceedings

        Commencing on June 7, 2001, Caliper and three of its officers and directors (David V. Milligan, Daniel L. Kisner and James L. Knighton) were named as defendants in three securities class action lawsuits filed in the United States District Court for the Southern District of New York. The cases have been consolidated under the caption, In re Caliper Technologies Corp. Initial Public Offering Securities Litigation, 01 Civ. 5072 (SAS) (GBD). Similar complaints were filed against approximately 300 other public companies that conducted initial public offerings of their common stock during the late 1990s (the "IPO Lawsuits"). On August 8, 2001, the IPO Lawsuits were consolidated for pretrial purposes before United States Judge Shira Scheindlin of the Southern District of New York. Together, those cases are denominated In re Initial Public Offering Securities Litigation, 21 MC 92(SAS). On April 19, 2002, a Consolidated Amended Complaint was filed alleging claims against Caliper and the individual defendants under Sections 11 and 15 of the Securities Act of 1933, and under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as well as Rule 10b-5 promulgated thereunder. The Consolidated Amended Complaint also names certain underwriters of Caliper's December 1999 initial public offering of common stock as defendants. The Complaint alleges that these underwriters charged excessive, undisclosed commissions to investors and entered into improper agreements with investors relating to aftermarket transactions. The Complaint seeks an unspecified amount of money damages. Caliper and the other issuers named as defendants in the IPO Lawsuits moved on July 15, 2002, to dismiss all claims on multiple grounds. By Stipulation and Order dated October 9, 2002, the claims against Messrs. Milligan, Kisner and Knighton were dismissed without prejudice. On February 19, 2003, the Court granted Caliper's motion to dismiss all claims against it. Plaintiffs were not given the right to replead the claims against Caliper. The time to appeal the dismissal has not yet expired. On December 5, 2006 the Court of Appeals for the Second Circuit issued an opinion reversing Judge

Scheindlin's prior certification of the plaintiff classes in several "focus" cases pending before her as part of the consolidated IPO Lawsuits. As a result of this ruling, on June 25, 2007, Judge Scheindlin issued an order terminating the settlement that had previously been agreed to among the plaintiffs, the issuers and their insurers. The parties in the "focus" cases have agreed to a schedule for the filing of papers seeking certification of a new class of plaintiffs, which is presently not scheduled to be completed until April 2008. The final resolution of this litigation is not expected to have a material impact on Caliper.

        Previously, Caliper was party to a lawsuit brought by AntiCancer, Inc. against Xenogen Corporation (now a wholly owned subsidiary of Caliper) in 2005, which initially alleged that Xenogen infringed five patents of AntiCancer. Xenogen counterclaimed against AntiCancer in 2005, alleging that AntiCancer infringed four of Xenogen's patents. The case was scheduled to proceed to a Markman hearing in May 2008. However, on February 25, 2008, Caliper and AntiCancer entered into a settlement agreement pursuant to which the parties agreed to dismiss with prejudice all claims and counterclaims brought against each other in connection with this litigation. In connection with the settlement agreement, Caliper and AntiCancer also entered into a cross-licensing agreement. Under the cross-license agreement Caliper acquired the right to sublicense AntiCancer's fluorescent protein optical imaging patents to third-parties, alongside Caliper's own portfolio of in vivo fluorescent and bioluminescent optical imaging patents, and AntiCancer acquired the right to sublicense Caliper's optical imaging patents, in the field of fluorescent protein imaging, to a specified annual number of third parties throughout the life of the cross-license agreement, alongside AntiCancer's own fluorescent protein optical imaging patents. In addition, each company received a royalty free license from the other for internal and contract research operations. Under the cross-license agreement, Caliper and AntiCancer will share in any revenues generated by the licensing of their proprietary imaging technologies in the field of fluorescent protein imaging. No other payments will be made for either the settlement or cross-licensing agreements.

        Caliper has been engaged in litigation in New York State Supreme Court with Young & Partners LLC (Young), an investment banking firm that was engaged by Caliper between August 2004 and September 2005, regarding whether Caliper owed a fee to Young for Caliper's acquisition of Xenogen Corporation, which closed in August 2006. The lawsuit was filed by Young in October 2006. Young is seeking payment of the fee that it believes it is owed, approximately $1.1 million, plus accrued interest, and payment of attorneys' fees. A two-day bench trial regarding this dispute was held on February 7 and 8, 2008. On the basis of these proceedings, Caliper has recorded an accrual as of December 31, 2007 based on its estimate of the probable loss exposure. The final decision of the Court is expected on April 2, 2008.

        From time to time we are involved in litigation arising out of claims in the normal course of business. Based on the information presently available, management believes that there are no other claims or actions pending or threatened against us, the ultimate resolution of which will have a material adverse effect on our financial position, liquidity or results of operations, although the results of litigation are inherently uncertain, and adverse outcomes are possible.

Item 4.    Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders during the fourth quarter of the year ended on December 31, 2007.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

        Our common stock has been quoted on the Nasdaq Global Market under the symbol "CALP" since our initial public offering in December 1999. Prior to that time, there was no public market for our common stock. The following table shows the high and low close prices per share of our common stock as reported on the Nasdaq Global Market for the periods indicated.

	High	Low
Fiscal 2007:
First Quarter	$6.27	$5.36
Second Quarter	$5.86	$4.11
Third Quarter	$5.93	$4.48
Fourth Quarter	$6.15	$5.10
Fiscal 2006:
First Quarter	$6.83	$5.17
Second Quarter	$6.35	$4.06
Third Quarter	$5.39	$4.16
Fourth Quarter	$5.89	$4.64

Stockholders

        As of December 31, 2007, there were approximately 320 holders of record of the 47,678,611 outstanding shares of our common stock.

Dividends

        We have never declared or paid any dividends on our capital stock. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business. Although we have no restrictions on paying cash dividends, we do not anticipate paying any cash dividends in the foreseeable future.

Unregistered Sales of Securities

        There were no sales of unregistered securities during the year ended December 31, 2007.

Issuer Purchases of Equity Securities

        None.

Item 6.    Selected Financial Data

        The following table sets forth selected consolidated financial data for each of our last five fiscal years. The selected financial data for each of the five years in the period ended December 31, 2007 have been derived from the consolidated financial statements of the Company, which financial statements have been audited by Ernst & Young LLP, independent registered public accounting firm. The aforementioned consolidated financial statements and the report thereon are included elsewhere in this Annual Report on Form 10-K. This data should be read in conjunction with the detailed information, financial statements and related notes, as well as "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7. The historical results are not necessarily indicative of the results of operations to be expected in the future.

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except share data)
Statements of Operations Data(1):
Revenues	$140,707	$107,871	$87,009	$80,127	$49,411
Costs and expenses	164,535	137,856	101,558	112,669	102,254

Operating loss	(23,828)	(29,985)	(14,549)	(32,542)	(52,843)
Interest income (expense), net	(547)	478	895	846	2,227
Other income (expense), net	579	469	(689)	517	1,279

Loss before income taxes	(23,796)	(29,038)	(14,343)	(31,179)	(49,337)
Benefit (provision) for income taxes	(284)	104	(114)	(377)	(190)

Net loss	$(24,080)	$(28,934)	$(14,457)	$(31,556)	$(49,527)

Net loss per common share, basic and diluted	$(0.51)	$(0.75)	$(0.46)	$(1.08)	$(1.88)
Shares used in computing net loss per common share, basic and diluted	47,301	38,743	31,313	29,273	26,396

	As of December 31,
	2007	2006	2005	2004	2003
	(In thousands)
Balance Sheet Data(1):
Cash, cash equivalents, marketable securities and short-term restricted cash	$18,955	$24,937	$31,704	$50,237	$66,996
Working capital	25,737	26,852	33,525	52,234	66,577
Total assets	207,929	225,053	158,209	147,947	168,230
Long-term obligations, less current portion	12,900	8,587	320	—	646
Total stockholders' equity	141,186	157,409	118,438	111,579	134,797

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

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis should be read with "Selected Financial Data" and our financial statements and notes included elsewhere in this Annual Report on Form 10-K. The discussion in this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this Annual Report on Form 10-K should be read as applying to all related forward-looking statements wherever they appear in this Annual Report on Form 10-K. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to these differences include those discussed in Part I, Item 1A, "Risk Factors," and "Factors Affecting Operating Results" below, as well as those discussed elsewhere.

        The following discussion and analysis is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.

Overview

        Caliper develops and sells innovative and enabling products and services to the life sciences research community, a customer base that includes pharmaceutical and biotechnology companies, and government and other not-for-profit research institutions. We believe our integrated systems, consisting of instruments, software and reagents, our laboratory automation tools and our assay and discovery services enable researchers to better understand the basis for disease and more effectively discover safe and effective drugs. Our strategy is to transform drug discovery and development by offering technologies and services that ultimately enhance the ability to predict the effects that new drug candidates will have on humans. Our offerings leverage our extensive portfolio of molecular imaging, microfluidics, automation and liquid handling technologies, and scientific applications expertise to address key limitations in the drug discovery and development process—namely, the complex and costly process to conceive of and bring a new drug to market.

        We believe that increasing the clinical relevance of drug discovery experimentation, whether at early stage, lower cost, in vitro (test tube) testing or later stage, more expensive preclinical in vivo (in a living organism) testing, will have a profound impact in helping our customers to determine the ultimate likelihood of success of drugs in treating humans. With enabling offerings in both the in vitro and in vivo testing arenas, and a unique strategy of enhancing the "bridge" or linkages between in vitro, in vivo and the clinic in order to optimize the cost of the experiment versus the clinical insight gained, we expect to continue to address growing, unmet needs in the market and drive on-going demand for our products and services. These market needs are underscored by key challenges that face the pharmaceutical and biotechnology industry, including late-stage drug failures and unforeseen side effects coming to light late in the development process or even after drugs are on the market.

        We presently offer an array of products and services, many based on highly enabling proprietary technologies that address critical experimental needs in drug discovery and preclinical development, and related processes including drug formulation and quality control. Our technologies are also enabling for other life sciences applications beyond drug discovery, such as environmental-related testing, and in applied markets such as agriculture and forensics. We also believe that our technology platforms may be able to provide ease of use, cost and data quality benefits for certain in vitro and in vivo diagnostic applications. We are presently pursuing potential longer-term diagnostic opportunities through partners under our Caliper Driven Program.

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

Overview

Recent Performance Trends

Significant developments and trends among each of our key product families during 2007 included:

        Optical imaging.    In 2007, cumulative placements of IVIS imaging systems surpassed 500 units, making, we believe, one of the most successful platforms ever offered for pre-clinical molecular imaging. In 2007, optical imaging product and services revenue increased by 19% (taking into account sales that were completed by Xenogen prior to the acquisition and assuming we owned Xenogen for all of 2006) over 2006. We believe that there is continued substantial market opportunity for this product line to grow. In 2007, we grew our IVIS reagents business more than 50%. Although our IVIS reagents business is still small in terms of absolute size, we expect this business to represent an important growth catalyst in 2008 and later years. We have observed that recent sales of our IVIS systems have expanded beyond the historic core emphasis of oncology, to include therapeutic areas such as central nervous system disorders, infectious disease, inflammation and stem cell research. We are anticipating approximately 16% revenue growth per year from optical imaging products and services over the next several years.

        Microfluidics.    During 2007, we achieved 10% combined product and service growth in microfluidics, supported by continuing growth of our LabChip 90 instruments and emergence of demand for our EZ reader and Profiler Pro kinase profiling and reagent systems. We also achieved 22% growth in microfluidic license and contract revenues in 2007 compared to 2006; however, a significant portion of this revenue, approximately $9.6 million, related to substantial license transactions which we do not anticipate will recur in subsequent periods. Our plans for 2008 are to drive productivity improvement in microfluidics research and development through consolidation of our West Coast facilities, and a redirection of resources toward broadening the capabilities and market attractiveness of our microfluidics product offerings across both our direct and indirect distribution channels. We expect to be able to quantify and discuss the savings opportunity enabled by this initiative sometime during our fiscal second quarter. We are also exploring forensics and next generation sequencing sample preparation and molecular diagnostics as opportunities for long-term growth. We are anticipating approximately 15% revenue growth per year from microfluidics products and services over the next several years.

        Liquid handling and Automation.    During 2007, we experienced an overall 6% decline in liquid handling and automation product and service revenue as a result of sales management turnover and competitive factors. We see the markets for liquid handling and automation as mature and intensely competitive; however, we believe we can continue to achieve success in these areas in a number of ways. We recently installed new sales management leadership to revitalize both our direct and indirect channel business, and believe that we will benefit as a result of several competitors either being acquired or exiting the marketplace in 2007. We also recently launched ACES, a program for automation, consulting, engineering and services targeted at revitalizing our Staccato systems business. We are anticipating approximately 5% revenue growth per year from liquid handling and automation products and services over the next several years.

        CDAS.    During 2007, CDAS service revenues grew by approximately 29% (taking into account sales that were completed by Xenogen Biosciences prior to the acquisition, and thus assuming we owned Xenogen Biosciences for all of 2006). Growth was balanced among both in vivo and in vitro services. In vivo growth resulted primarily from expansion of phenotyping and compound profiling services with a few large pharmaceutical companies, and in vitro services grew as a result of a major contract awarded to us by the EPA for toxicity screening in order to assist the agency with shifting more of its agricultural chemicals testing toward in vitro analysis as opposed to animal testing. This program, called ToxCast Screening, has the potential to generate significant revenues over the next several years; however, the program is in its early beginning stages and relies on federal budget authorization. We are anticipating approximately 15% revenue growth in CDAS service revenues over the next several years.

2007 Summary GAAP Financial Performance

  •
  We achieved $140.7 million of total revenue in 2007, an increase of 30% from $107.9 million of total revenue in 2006. Our key growth drivers in 2007 were optical imaging product revenues, resulting primarily from our first full year of sales of IVIS imaging systems; CDAS revenue growth, which benefited from our first full year of in vivo drug discovery service revenue from Xenogen Biosciences (now part of CDAS), and, to a lesser extent, revenue generated as a result of the ToxCast Screening contract awarded to us by the EPA during 2007; and a substantial increase in license fees from our first full year of optical imaging license revenue and several significant new microfluidic license transactions entered into during 2007, the latter of which is expected to be non-recurring. On a pro forma basis, our total revenues grew by 8% compared to 2006 on a pro forma basis, which takes into consideration sales that were completed by Xenogen prior to the acquisition, and assuming we owned Xenogen for all of 2006.

  •
  Product gross margins improved to 40.0% in 2007 versus 34.4% in 2006 primarily as a result of increased sales volumes resulting in greater leverage of fixed spending within our manufacturing operations, and lower material costs achieved as a result of strategic sourcing initiatives enacted in early 2007.

  •
  Service gross margins improved to 40.5% in 2007 from 39.0% in 2006 due to increased service revenues from CDAS, which resulted in improved cost leverage. However, in relation to service revenue, Xenogen Biosciences' cost structure is comparably higher than our historic service cost structure, thus weighing down our service gross margins when compared to historic periods.

  •
  Operating expenses increased $12.6 million in 2007 in comparison to 2006. This increase primarily reflects the incremental operating expenses of Xenogen, including additional amortization of intangible assets. The increase also reflects investments in selling and marketing efforts as well as an increase in litigation and other legal costs. However, principally due to the settlement of our litigation with AntiCancer in February 2008, our legal costs are expected to decrease in 2008.

  •
  Net loss for 2007 was $24.1 million, or $0.51 per share, compared to net loss of $28.9 million, or $0.75 per share in 2006. This improvement resulted primarily from the bottom line benefit of having a full year of Xenogen consolidated into our operations, gross margin improvement and realization of cost savings through the completion of integration related activities.

Legal Settlement

        On February 25, 2008, we entered into a settlement agreement and a cross-license agreement with AntiCancer, bringing to an end ongoing litigation that existed at the time we purchased Xenogen in 2006. This cross-license arrangement enables us to provide license rights for fluorescent protein imaging with a broader and more clarified portfolio of patents. Conclusion of this ongoing litigation should allow us to reduce legal costs in 2008 for this matter.

Results of Operations

  Revenue

	Year Ended December 31, 2007	$ Change	% Change	Year Ended December 31, 2006	$ Change	% Change	Year Ended December 31, 2005
	(In thousands)
Product revenue	$82,961	$13,713	20%	$69,248	$9,683	16%	$59,565
Service revenue	37,557	13,103	54%	24,454	8,024	49%	16,430
License fees and contract revenue	20,189	6,020	42%	14,169	3,155	29%	11,014

Total revenue	$140,707	$32,836	30%	$107,871	$20,862	24%	$87,009

        Total Revenue.    Our total revenue increase in 2007 compared to 2006 resulted primarily from product growth within our optical imaging and microfluidics product lines, increases in drug discovery services revenues generated by CDAS, and new intellectual property license revenue generated under both our optical imaging and microfluidic patent estates and the effect of the Xenogen acquisition. On a combined basis, our optical imaging and microfluidics product lines accounted for $47.0 million of our total product revenue, representing an increase of $17.5 million, or 25%, over comparable product revenues in 2006. This growth more than offset a revenue decrease of $3.8 million, or 10% decline, experienced among our liquid handling and automation product lines, which accounted for $36.0 million of our total product revenue. Service revenue growth resulted primarily from our first full year of in vivo drug discovery service revenue from Xenogen Biosciences, now part of CDAS, and to a lesser extent revenue generated as a result of the EPA ToxCast Screening contract awarded to us during 2007. License fees and contract revenues increased overall as a result of our first full year of optical imaging license revenue and several significant new microfluidic license transactions entered into during 2007, the latter of which is expected to be non-recurring. These additional license revenues offset an overall decrease of $2.7 million in collaboration research and government grant revenues related to projects concluded at the end of 2006 or during 2007.

        Our total revenue increase in 2006 over 2005 resulted primarily from growth driven by our acquisitions of Xenogen in August of 2006 and NovaScreen in October of 2005. Product revenue growth was mainly attributable to post-acquisition sales of optical imaging products, which totaled $13.7 million. This new source of product revenue offset a decline in other product sales caused mainly by a $6.2 million decrease in revenue from GCAS system sales, which we sold to Affymetrix under an OEM arrangement, in 2006 compared to 2005. Services provided by CDAS were the principal drivers of service growth during 2006 in comparison to 2005. In addition, license fees and contract revenue increased over 2005 as a result of a substantial license grant under our Caliper Driven licensing program.

        Product Revenue.    Product revenue increased during 2007 compared to 2006, primarily as a result of sales of optical imaging products which were added to our product portfolio as a result of our acquisition of Xenogen in August 2006. Overall, optical imaging products, which includes IVIS imaging systems and related consumables and reagents, accounted for $15.7 million of our increase in revenue in 2007, and 35% of total product revenue, with 2007 being the first full year of sales of this product line. We sold a total of 132 IVIS imaging systems in 2007, which represented a 10% increase in units sold compared to 2006, including during the period in which Xenogen was a stand alone entity. Sales of microfluidic products, comprised of LabChip instruments and chips, increased by approximately $1.8 million, or 11%, from $15.8 million in 2006 to $17.6 million in 2007. The key reasons for this improvement were the introduction of the EZ Reader kinase screening platform and associated

ProfilerPro reagent kits in the first quarter of 2007, and continued strong demand for the LabChip 90 automated electrophoresis system. During 2007 we placed a total of 69 new LabChip systems with customers, which represented a 17% increase in units sold compared to 2006. Sales of liquid handling and automation products declined by $3.8 million on a net basis overall, or 10%, from $39.5 million in 2006 to $35.8 million in 2007. This decline was driven mainly by a substantial decrease of $6.6 million in sales of liquid handling and automation products, primarily as a result of weakness experienced in OEM sales and integrated Staccato platform sales, which was partially offset by a $2.8 million increase in sales of analytical instruments for drug development and other specialty applications such as forensics analysis. We believe that the decline in liquid handling and automation product sales was due, in part, to temporary market conditions as evidenced by an increase in customer orders in our fiscal fourth quarter which led to a stronger ending backlog for such products at the end of 2007 in comparison to the end of 2006. In addition, during 2007 we introduced Zephyr, a lower-priced, desktop version of our Sciclone liquid handler and have begun to see strong initial customer interest in this newer liquid handling product. Finally, in response to the decrease in OEM product sales, we took steps to realign sales management and focus greater resources on the OEM channel effective at the start of 2008.

        Product revenue increased during 2006 compared to 2005 primarily as a result of acquisition-related growth from Xenogen optical imaging product sales, which generated $13.7 million of revenue in 2006. This increase was offset by a net decrease of $4.0 million, or 7%, in all other product sales caused primarily by a sharp reduction in GCAS system sales to Affymetrix, which were $6.2 million lower in 2006 in comparison to 2005. Excluding the GCAS decrease, all other product sales increased by $2.2 million, or 4%, led by increased sales of microfluidics products of $1.7 million, and increased sales of drug development analytical instruments of $1.3 million. During 2006 we placed a total of 58 new LabChip systems with customers versus 44 systems in 2005.

        Service Revenue.    Service revenue increased during 2007 compared to 2006 primarily as a result of in vivo drug discovery services performed by Xenogen Biosciences which became part of CDAS in 2006. Overall, the in vivo arm of CDAS generated $7.9 million of incremental service revenue for us in 2007, adding to $1.8 million of in vitro service revenue growth (performed by our NovaScreen business unit), the majority of which resulted from the ToxCast Screening contract that we were awarded by the EPA during 2007. In addition, we experienced a $3.5 million increase in billable services and support contracts associated with our installed instrument base. This increase was primarily driven by substantial new placements of IVIS imaging systems in 2007.

        Service revenue increased during 2006 in comparison to 2005 primarily as a result of acquisition-related growth relating to our CDAS operations. During the year ended December 31, 2006, traditional product support services decreased by 5% from 2005 due to of the retirement of older systems in the drug discovery automation serviceable installed base.

        License Fees and Contract Revenue.    License fees and contract revenue increased during 2007 compared to 2006 primarily as a result of $4.5 million of optical imaging license revenue, and an increase of $4.2 million in revenue from license rights granted under our microfluidic patent portfolio. We do not anticipate significant new microfluidic license revenues in 2008. These sources of revenue were partially offset by a decrease in collaboration research revenue of $2.0 million in 2007 as compared to 2006 and a decrease in certain government funded research projects of approximately $0.7 million over this same period.

        License fees and contract revenue increased during 2006 compared to 2005, primarily as a result of government funded research projects conducted at NovaScreen and optical imaging license revenue generated by Xenogen. Combined, these new sources of revenue generated approximately $3.0 million of revenue, which was offset by a decrease of $1.6 million in collaboration research revenue due to projects that were finalized in 2005 and 2006. During 2006 we also had a net increase in license fees of $1.8 million from license rights granted under our microfluidic patent portfolio.

  Cost of Revenue

	Year Ended December 31, 2007	$ Change	% Change	Year Ended December 31, 2006	$ Change	% Change	Year Ended December 31, 2005
	(In thousands)
Cost of
Product revenue	$49,760	$4,301	9%	$45,459	$5,333	13%	$40,126
Service revenue	22,357	7,440	50%	14,917	6,605	79%	8,312
License revenue	2,515	2,296	1,048%	219	219	—%	—

Total cost of revenue	$74,632	$14,037	23%	$60,595	$12,157	25%	$48,438

        Cost of Product Revenue.    Cost of product revenue increased during 2007 primarily due to the overall increase in product sales, including especially sales of optical imaging products as discussed above. Materials costs within cost of product revenue were approximately 33.6% of sales in 2007 versus 34.8% of sales in 2006, reflecting improvement related to strategic sourcing initiatives while other variable product costs were approximately 9.0% of product sales versus 7.6% in 2006 reflecting primarily increased sales subject to third party royalties and incremental inventory reserve needs due to parts made obsolete by recent product introductions. Overall labor and manufacturing overhead decreased by approximately $1.6 million, from $16.1 million or 23% of sales in 2006, to $14.5 million, or 18% of sales in 2007 leading to overall product gross margin percentage improvement, as discussed below. The labor and overhead spending reductions resulted primarily from indirect labor cost reductions implemented in our Hopkinton, Massachusetts manufacturing plant during 2007 and reduced warranty support labor.

        Cost of product revenue increased during 2006 primarily due to the overall increase in product sales, including especially sales of optical imaging products as discussed above. Materials costs within cost of product revenue were approximately 34.8% of sales in 2006 versus 34.4% of sales in 2005, while other variable product costs were approximately 7.6% of product sales versus 6.8% in 2005 reflecting increased warranty costs in 2006 related primarily to Staccato and LabChip 3000 systems under contract. Overall labor and manufacturing overhead increased by approximately $0.5 million, from $15.6 million or 26% of sales in 2005, to $16.1 million, or 23% of sales in 2006. An increase in cost of product revenue in 2006 of $0.4 million is primarily related to stock-based compensation associated with the adoption of SFAS 123R on January 1, 2006.

        Cost of Service Revenue.    Cost of service revenue increased during 2007 compared to 2006 primarily due to having a full year of Xenogen Biosciences within our CDAS operations which caused service costs to increase by $4.9 million. Also within CDAS, NovaScreen's service costs increased by approximately $1.0 million during 2007 compared to 2006 as a result of increased staffing and material costs primarily associated with the EPA ToxCast Screening program. In addition to these primary increases, labor and other costs related to billable services and support contracts associated with our installed instrument base increased by approximately $1.5 million worldwide.

        Cost of service revenue increased during 2006 primarily due to service related costs of Xenogen and NovaScreen which were new to Caliper in 2006 in comparison to 2005. On a combined basis, costs related to these operations increased by $6.5 million during 2006.

        Cost of License Revenue.    Cost of license revenue increased during 2007 as compared to 2006 as a result of royalties due under our exclusive license with Stanford for sublicenses of optical imaging intellectual property rights, as well as royalties and license fees paid to certain other third parties for other in-licensed technologies, including as further described in Note 9 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

        Gross Margins.    Gross margin on product revenue was 40.0% for 2007, as compared to 34.4% in 2006 which was a result of the combined effects of reduced manufacturing labor and overhead costs in relation to higher sales volumes as described above. Gross margin on service revenue was 40.5% for 2007 and 39.0% for 2006. This modest improvement reflected improved productivity leverage achieved at NovaScreen related to the EPA ToxCast contract, partially offset by lower gross margins associated with Xenogen Biosciences' in vivo drug discovery service revenues. In relation to service revenue, Xenogen Biosciences' cost structure is comparably higher than our historic service cost structure, thus weighing down our service gross margins when compared to historic periods.

        Gross margin on product revenue was 34.4% for 2006, as compared to 32.6% during 2005. During 2006, margins improved by 1.8 percentage points primarily related to the increased utilization of the Hopkinton plant driven by the acquisition of Xenogen. Greater cost absorption due to volume and changes in product mix resulted in a 4.1 percentage point improvement. The increase was offset by approximately $1.0 million, or 1.4 percentage points, in transitional manufacturing costs related to Xenogen's Alameda, California, manufacturing facility, which remained open through October 31, 2006. In addition to the foregoing, the adoption of SFAS 123R in 2006 had a 0.5 percentage point unfavorable impact on product gross margins in comparison to 2005. Increased warranty costs resulted in the majority of the remaining 0.6 percentage point impact, which offset overall margin improvements.

  Operating Expenses

	Year Ended December 31, 2007	$ Change	% Change	Year Ended December 31, 2006	$ Change	% Change	Year Ended December 31, 2005
	(In thousands)
Research and development	$24,791	$200	1%	$24,591	$6,863	39%	$17,728
Selling, general and administrative	54,954	11,384	26%	43,570	11,242	35%	32,328
Amortization of intangible assets	10,106	1,264	14%	8,842	4,773	117%	4,069
Restructuring charges (credits), net	52	(206)	(80)%	258	1,263	126%	(1,005)

	$89,903	$12,642	16%	$77,261	$24,141	45%	$53,120

        Research and Development Expenses.    Research and development spending increased by $0.2 million, net, versus 2006. This increase consisted of a number of changes in spending, including as follows: a $2.9 million reduction for in-process research and development projects acquired from Xenogen in 2006 that were completed by us in 2007; a $1.3 million overall decrease in liquid handling and microfluidics project spending consisting of $0.6 million in reduced labor-related costs, $0.6 million in reduced material and operating supplies and $0.1 million of reduction in all other costs; and a $4.5 million increase in optical imaging research and development costs consisting primarily of approximately $2.1 million in increased labor-related costs, $1.0 million in increased facilities-related costs (as a result of a full year of Xenogen's operations) and $1.4 million of increase in all other costs. We continue to evaluate research and development spending based on anticipated revenues and market opportunities.

        Our plans for 2008 are to drive productivity improvement in microfluidics research and development through consolidation of our west coast facilities, and a redirection of resources toward broadening the capabilities and market attractiveness of our microfluidics product offerings across both our direct and indirect distribution channels. We expect to be able to quantify the savings opportunity enabled by this initiative sometime during our fiscal second quarter. We are also exploring forensics and next generation sequencing sample preparation and molecular diagnostics as opportunities for long-term growth.

        Research and development spending increased by $6.9 million during 2006 compared to 2005. This increase consisted of a number of changes in spending, including as follows: a $2.9 million increase for in-process research and development projects acquired from Xenogen in 2006; $4.3 million of new spending, including $2.8 million of imaging biology and physics research performed by Xenogen ($1.4 million in labor-related costs, $0.7 million in facilities-related costs and $0.7 million of all other costs), and $1.5 million of grant-related research and assay development research performed by NovaScreen ($0.7 million in labor-related costs, $0.3 million in facilities-related costs and $0.5 million of all other costs); $0.7 million of additional stock-based compensation expense related to the adoption of SFAS 123R; and all other research and development expenses, consisting primarily of labor-related costs and project materials, decreased by approximately $1.0 million during 2006 compared to 2005.

        As a percentage of revenues, we expect research and development spending to generally decrease in the future, to the extent our revenues continue to grow, and as we continue to closely manage discretionary spending on research programs with attractive commercial potential.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased by $11.4 million during 2007 compared to 2006 primarily due to the full year results of Xenogen included in our 2007 operations. In general, costs and expenses were affected by the integration of Xenogen's business with our ongoing operations as follows. Sales and marketing expenses increased by approximately $1.8 million due to the full year impact of, on average, approximately 20 additional sales and marketing employees and $0.3 million in increased legal expenses. The remaining increase of $9.3 million related primarily to sales and marketing expenses of $5.3 million and $4.0 million in general and administrative costs. The increase in selling, general and administrative expenses resulted from $2.6 million of labor-related expenses (including a reallocation of existing personnel resources from other areas of the business), $2.3 million of legal spending for litigation and other legal costs, $1.6 million of sales and marketing related expenses, $0.5 million of legal and advisory services related to merger and acquisition activity, $0.6 million of increased provision for doubtful accounts, and $1.9 million of other costs, offset by a decrease of $0.2 million in stock-based compensation expense.

        Selling, general and administrative expenses increased by $11.2 million during 2006 compared to 2005 consisting primarily of $6.4 million of new spending, including $5.3 million of Xenogen expenses and $1.1 million of NovaScreen expenses. In addition, stock-based compensation expense increased by approximately $3.0 million related to the adoption of SFAS 123R in 2006. The remaining increase of $1.8 million included increased accounting, audit fees and consulting fees of approximately $1.2 million which were largely related to Xenogen integration related activities and strategic planning, $0.4 million of increased legal expenses related to patent work, and increases in all other expenses of approximately $0.2 million. Xenogen-related expenses included approximately $2.4 million of labor-related expenses, $1.0 million of legal expenses consisting primarily of litigation costs, and $1.9 million of spending across other areas. The NovaScreen-related expenses in this area comprised approximately $0.8 million in labor-related costs, $0.1 million in facilities-related costs and $0.2 million of all other costs.

        Amortization of Intangible Assets.    Amortization expense was $10.2 million, $8.8 million and $4.1 million during the years ended December 31, 2007, 2006 and 2005, respectively, related to assets acquired with our acquisitions of Zymark, NovaScreen and Xenogen. Amortization is computed based upon the estimated timing of the undiscounted cash flows used to value each respective asset over the estimated useful life of the particular intangible asset, or using the straight-line method over the estimated useful life of the intangible asset when the pattern of cash flows is not necessarily reflective of the true consumption rate of the particular intangible asset.

        Amortization expense in 2006 included a charge of $1.7 million related to the impairment of certain intangible assets established with the acquisition of NovaScreen. The charge consisted of $990,000 related to the NovaScreen trade name and $719,000 related to government grants and contracts, each of which was written off during the fourth quarter of 2006. The charge for the trade name relates to Caliper's decision to combine its drug discovery screening and profiling services for both in vitro and in vivo research under a new trade name, Caliper Discovery and Alliance Services. The charge for government contracts and grants resulted from a relative lack of success in obtaining new sources of government research and development funding, due to increased competition for funding.

        Restructuring Charges (Credits).    We incurred restructuring charges in 2007, 2006 and 2005 related to acquisition and integration activities that are more fully discussed in Footnote 10 of Notes to Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K. Restructuring charges during 2007 related to accretion of interest on facilities, net of sub-lease income. Restructuring charges during 2006 relate to a charge for increased operating costs on idle facilities and accretion of interest on facilities, net of sub-lease income. In 2005, we recorded a restructuring credit of $1.4 million in connection with new subleases entered into during 2005. In determining the amount of restructuring credit to record, we considered all future sublease income for which we have reasonable assurance of collection and discounted the future cash flows using the same 5% discount rate that was used originally to calculate the restructuring liability.

Interest and Other Income and Expenses

	Year Ended December 31, 2007	$ Change	% Change	Year Ended December 31, 2006	$ Change	% Change	Year Ended December 31, 2005
	(In thousands)
Interest income	$650	$(258)	(28)%	$908	(24)	(3)%	$932
Interest expense	(1,197)	(767)	(178)%	(430)	(393))	(1,062)%	(37)
Other income (expense), net	579	110	23%	469	1,158	168%	(689)

	$32	$(915)	(97)%	$947	$741	360%	$206

        Interest Income.    Interest income decreased in both 2007 and 2006 primarily due to lower cash, cash equivalents and marketable securities balances, on average, over the previous years due to cash used in operating and investing activities.

        Interest Expense.    Interest expense increased in 2007 compared to 2006 as a result of a full year of interest charges under the credit facility which was established in August 2006, including a $4.3 million increase in average outstanding borrowings during the second-half of 2007. Interest expense in 2006 reflected a partial year of interest expense of approximately $8.5 million of outstanding borrowing from August through December 2006.

        Other Income, Net.    Other income, net increased $0.1 million in 2007 compared to 2006 primarily from gains associated with recording account balances denominated in non-U.S. currencies at fair market value. During 2007, we incurred foreign currency transaction gains of approximately $576,000 compared to $434,000 in 2006. Other income, net increased in 2006 compared to 2005 primarily from gains and losses associated with recording account balances denominated in non-U.S. currencies at fair market value. During 2006, we incurred foreign currency transaction gains of approximately $434,000 compared to transaction losses of $661,000 in 2005.

Liquidity and Capital Resources

        As of December 31, 2007, we had $19.0 million in cash, cash equivalents, marketable securities and short-term restricted cash, as compared to $24.9 million as of December 31, 2006 and $31.7 million as of December 31, 2005.

        On February 15, 2008, we entered into an Amended and Restated Loan and Security Agreement ("Credit Facility") with a bank, which permits us to borrow up to $25 million in the form of revolving loan advances, including up to $5 million in the form of letters of credit. The Credit Facility amends and restates in its entirety a certain Loan and Security Agreement by and among us and the bank dated as of August 9, 2006, as amended. Principal borrowings under the Credit Facility accrue interest at a floating per annum rate equal to the prime rate if our unrestricted cash held at the bank exceeds or is equal to $25 million, or prime plus one-half of one percentage point if our unrestricted cash held at the bank is below $25 million. Under the Credit Facility, we are permitted to borrow up to $25 million, provided we maintain unrestricted cash of at least $25 million with the bank, or are otherwise subject to a borrowing base limit consisting of up to (a) 80% of eligible accounts receivable, as defined in the Credit Facility, plus (b) the lesser of 90% of our unrestricted cash maintained at the bank or $10 million. The Credit Facility matures on June 30, 2009. As of December 31, 2007, $12.9 million was outstanding under the credit facility.

        The Credit Facility includes traditional lending and reporting covenants including that certain financial covenants applicable to liquidity and earnings are to be maintained by us and tested as of the last day of each quarter. The Credit Facility also includes several potential events of default such as payment default, material adverse change conditions and insolvency conditions that could cause interest to be charged at prime plus two percentage points. Any uncured events of default may result in the bank's right to declare all outstanding obligations immediately due and payable. We intend to utilize the Credit Facility as a source of capital for ongoing operations and working capital needs.

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

        We believe our cash balance, working capital on hand at December 31, 2007 and access to available capital under our Credit Facility will be sufficient to fund continuing operations through at least December 31, 2008. Nevertheless, our actual cash needs could vary considerably, depending on opportunities and circumstances that arise over time. If, at any time, cash generated by operations is insufficient to satisfy our liquidity requirements, we may need to reduce our costs and expenses, sell additional equity or debt securities or draw down on our current credit facility if we have borrowing capacity. The inability to obtain additional financing may, among other circumstances, force delays in research and product development activities, sell certain assets, or, ultimately, cause us to cease operations.

        On November 21, 2007, we filed, and the Securities and Exchange Commission subsequently declared effective, a Universal Shelf Registration Statement on Form S-3 that will permit us to raise up to $100 million of any combination of common stock, preferred stock, debt securities, warrants or units, either individually or in units, as described by the prospectus. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders. Furthermore, additional capital may not be available on terms favorable to us, if at all. Accordingly, no assurances can be given that we will be successful in these endeavors.

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

Cash Flows

	Year Ended December 31, 2007	$ Change	Year Ended December 31, 2006	$ Change	Year Ended December 31, 2005
	(In thousands)
Cash provided by (used in)
Operating Activities	$(10,112)	$5,093	$(15,205)	$(7,570)	$(7,635)
Investing Activities	$6,993	$(9,128)	$16,121	$10,979	$5,142
Financing Activities	$7,008	$4,684	$2,324	$705	$1,619

        Operating Activities.    In 2007 we used $10.1 million of cash for operating activities which included approximately $2.8 million of final severance payments to former Xenogen employees corresponding to the integration-related restructuring charge taken in 2006, payments of $4.5 million pursuant to continuing lease obligations for unused facilities, and $2.8 million to fund other business and working capital needs. This latter amount was comprised of our net loss of $24.1 million offset by (i) non-cash charges of $19.3 million for depreciation, amortization, stock-based compensation, and (ii) $2.0 million from reduced working capital needs resulting primarily from faster customer collections in relation to the timing of our vendor obligations.

        Investing Activities.    During 2007, net proceeds from purchases, sales and maturities of marketable securities generated $10.1 million of cash, which we used primarily for operations. Our primary investing activities were the purchases of $2.1 million of property and equipment and $1.0 million for the purchase of other assets.

        Financing Activities.    During 2007, financing cash proceeds were principally comprised of $4.2 million of net borrowings under our credit facility. Other proceeds were from stock proceeds realized from employee participation in our employee stock purchase plan and option exercises.

Contractual Obligations

        As of December 31, 2007, we had commitments under leases and other contractual obligations as follows (in thousands):

	Payments due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years
	(In thousands)
Long-term debt obligations	$12,900	$—	$12,900	—	$—
Operating lease obligations	37,177	11,237	17,960	4,616	3,364
Severance obligations	9	9	—	—	—
Idle facility obligations	3,009	2,351	658	—	—

Total obligations	$53,095	$13,597	$31,518	$4,616	$3,364

        In addition to the commitments in the table above, as of December 31, 2007, we had a non-cancelable purchase commitment in the amount of approximately $0.6 million with the foreign supplier of our glass stock used in the manufacture of certain types of chips and approximately $3.2 million with two of our suppliers of cameras and one filter supplier for in vivo imaging instrumentation. These commitments are excluded from the above table due to the fact they are not specifically related to a given time period. We also have minimum royalty obligations under separate license agreements with UT-Battelle, LLC, the Trustees of the University of Pennsylvania, Monogram Biosciences, Inc., and certain other licensors that in the aggregate would never exceed $350,000 per year. As of December 31, 2007, we have established $2.8 million in standby letters-of-credit, which restrict available borrowing under our credit facility, related to facility leases and customer deposits.

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

  •
  other factors not within our control.

2008 Financial Projections

  •
  Our revenue projection for the first quarter of 2008 is $26.5 to $29.5 million, and our revenue projection for the full year 2008 is $142.0 to $148.0 million.

  •
  Our revenue projection encompasses combined product and service revenue for the first quarter of 2008 of $24.0 to $27.0 million and for the full year 2008 of $132.0 to $138.0 million, representing 5% and 12% product and service revenue growth at the midpoint of the respective ranges.

        The financial projections that we have provided above are forward-looking statements that are subject to risks and uncertainties, and are only made as of the date of the filing of this Annual Report on Form 10-K. These projections are based upon assumptions that we have made and believe to be reasonable. However, actual results may vary significantly from these projections due to the risks and uncertainties inherent in our business as described in Item 1A, "Risk Factors".

Impact of Inflation

        The effect of inflation and changing prices on our operations was not significant during the periods presented.

Off-Balance Sheet Arrangements

        As of December 31, 2007, Caliper did not have any "off-balance sheet arrangements," as that term is defined in the rules and regulations of the SEC.

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

        Revenue Recognition.    Revenue arrangements that include multiple deliverables are divided into separate units of accounting if the deliverables meet certain criteria, including whether the delivered items have stand alone value and whether there is objective and reliable evidence of fair value of the undelivered items. In addition, we allocate the consideration among the separate units of accounting based on their fair values, and consider the applicable revenue recognition criteria separately for each of the separate units of accounting. We determine "fair value" of undelivered items based upon our historic selling prices, or where no historic information exists, based upon management's estimate of the probable selling prices for such undelivered items. The amount of our product revenue is affected by our judgments as to whether an arrangement includes multiple elements and if so, whether there is objective evidence of fair value for those elements. Changes to the elements in an arrangement and the ability to establish objective evidence of fair value for those elements could affect the timing of revenue recognition. These conditions are sometimes subjective and actual results could vary from the estimated outcome, requiring future adjustments to revenue. We recognize certain service and contract revenue for certain arrangements based upon proportional performance which requires that we estimate resources required to perform the work. The extent to which our resource estimates prove to be inaccurate could affect the timing of the revenue recognition for a particular contract arrangement.

        Goodwill.    We perform a test for the impairment of goodwill annually or more frequently if events or circumstances indicate that goodwill may be impaired. Because we have a single operating segment which is our sole reporting unit, we perform this test by comparing the fair value of the company with its book value, including goodwill. If the fair value exceeds the book value, goodwill is not impaired. If the book value exceeds the fair value, we calculate the potential impairment loss by comparing the implied fair value of goodwill with the book value. If the implied goodwill is less than the book value, an impairment charge would be recorded. We performed our fiscal 2007 annual impairment analysis in the fourth quarter of 2007. Based upon our market capitalization at the time, we concluded that we did not have any impairment.

        Valuation of Intangibles.    Our business acquisitions have resulted in intangible assets, net of accumulated amortization of $39.8 million as of December 31, 2007. The determination of the value of such assets requires management to make estimates and assumptions that affect our consolidated financial statements.

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

        Stock-Based Compensation.    We account for stock-based compensation in accordance with SFAS 123R, which requires all share-based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on their fair values.

        We estimate the fair value of each option award on the date of grant using a Black-Scholes-Merton based option-pricing model. Various assumption are used in these estimations, including:

  •
  Expected volatility, which is based on historical volatility of our stock and warrants;

  •
  Expected option term, which is based on our historical option exercise data taking into consideration the exercise patterns of the option holders during the option's life;

  •
  Risk-free interest rate, based on the U.S. Treasury yield curve in effect at the time of the grant; and

  •
  Forfeiture rate.

        A 10% unfavorable change in expected volatility and option term, which represent the most sensitive and judgmental assumptions, would not have a material effect on our financial statements.

        Accounts Receivable Reserves.    We grant credit to customers based on evaluations of their financial condition, generally without requiring collateral. We attempt to limit credit risk by monitoring our exposure for credit losses. This analysis may involve review of historical bad debts, customer concentrations, customer credit-worthiness, and current economic trends. We establish allowances for those accounts considered uncollectible based on the analysis of the recoverability of our trade accounts receivable performed at the end of each reporting period. Establishing an adequate allowance for doubtful accounts involves the use of considerable judgment and subjectivity. Actual results could vary from the assumptions we use to estimate the adequacy of our accounts receivable reserves which could require future adjustment to our reserve provisions. Our allowance for doubtful accounts was $1.3 million, and $0.6 million as of December 31, 2007 and 2006, respectively. We wrote off $55,000, $48,000, and $114,000 of accounts deemed uncollectible in 2007, 2006 and 2005, respectively.

        Inventory Reserves.    We reserve or write off 100% of the cost of inventory that we specifically identify and consider obsolete or excess. We define obsolete inventory as inventory that will no longer be used in the manufacturing process. Excess inventory is generally defined as inventory in excess of projected usage, and is determined using management's best estimate of future demand at the time, based upon information then available to us. We use a twelve-month demand forecast and, in addition to the demand forecast, we also consider: (1) parts and subassemblies that can be used in alternative finished products; (2) parts and subassemblies that are unlikely to be impacted by engineering changes; and (3) known design changes which would reduce our ability to use the inventory as planned. Determination of the excess balance is highly subjective and relies in part on the accuracy of our forecasts and our assessment of market conditions. If actual conditions are less favorable than conditions upon which we base our estimates, additional write-downs may be required. Conversely, if conditions are more favorable than conditions upon which we base our estimates, inventory previously written down may be sold, resulting in lower cost of sales and higher income from operations in that period. During 2007, 2006 and 2005, respectively, we recorded charges of $1.3 million, $238,000, and $23,000 to cost of product revenues for excess and obsolete inventories. The 2007 increase in excess and obsolete inventories occurred primarily as a result of product evolution and new product introductions.

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

        Factors that affect our warranty liability include the number of installed units, historical and anticipated rates of warranty claims, and cost per claim. We periodically assess the adequacy of our recorded warranty liabilities and adjust amounts as necessary. During 2007, 2006 and 2005, respectively, we recorded charges of $1.1 million, $2.1 million and $1.7 million to cost of product revenues for estimated warranty costs. The decrease in 2007 relates primarily to the overall decrease in sales of liquid handling and automation products, especially Staccato and LabChip 3000 sales that are no longer under warranty that have historically incurred a higher rate of warranty incidents. Actual results could vary from the assumptions we use to establish the warranty liability which could require future adjustments to our reserve positions.

        Restructuring Charges.    During the years ended December 31, 2007, 2006, and 2005, we recorded restructuring charges (credits) of $0.1 million, $0.3 million, and $(1.0) million, respectively, for exit plan activities which took place in the period 2004-2006 and accounted for these plans in accordance with Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring), SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, and SEC Staff Accounting Bulletin No. 100 (SAB 100), Restructuring and Impairment. In accordance with such standards, management makes certain judgmental estimates related to these restructuring charges. For example, the consolidation of facilities required us to make estimates including with respect to contractual rental commitments or lease buy-outs for office space being vacated and related costs, and ability of the tenant to pay leasehold improvement write-downs, offset by estimated sublease income. We review on at least a quarterly basis our sublease assumptions. These estimates include anticipated rates to be charged to a sub-tenant and the timing of the sublease arrangement. If the rental markets change, our sublease assumptions may not be accurate and changes in these estimates might be necessary and could materially affect our financial condition and results of operations. For example, in December 2005, we recorded a restructuring credit of approximately $1.4 million to recognize the net present value of future sublease rental income based upon subleases we were able to secure during 2005. For a further discussion of our restructuring activities, see Note 10 of the Notes to Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K.

Recent Accounting Pronouncements

        In September 2006, FASB issued SFAS No. 157 (SFAS 157), Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This accounting standard is effective for fiscal years beginning after November 15, 2007. The effect, if any, of adopting SFAS 157 on our financial position and results of operations has not been determined.

        In February 2007, the FASB issued SFAS No. 159 (SFAS 157), Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 expands the use of fair value accounting but does not affect existing standards, which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure certain financial assets and financial liabilities, on an instrument-by-instrument basis. If the fair value option is elected, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007 with earlier adoption permitted. We have elected not to adopt early and are currently assessing the impact of SFAS 159 on our consolidated financial position and results of operations.

        In November 2007, the EITF issued EITF Issue No. 07-1 (EITF No. 07-1), Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property. Companies may enter into arrangements with other companies to jointly develop, manufacture, distribute, and market a product. Often the activities associated with these arrangements are conducted by the collaborators without the creation of a separate legal entity (that is, the arrangement is operated as a "virtual joint venture"). The arrangements generally provide that the collaborators will share, based on contractually defined calculations, the profits or losses from the associated activities. Periodically, the collaborators share financial information related to product revenues generated (if any) and costs incurred that may trigger a sharing payment for the combined profits or losses. The consensus requires collaborators in such an arrangement to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. EITF No. 07-1 is effective for collaborative arrangements in place at the beginning of the annual period beginning after December 15, 2008. As our collaborative agreements do not incorporate such revenue- and cost-sharing arrangements, we do not expect the adoption of EITF No. 07-1 to have a material impact on our financial statements.

        In December 2007, the FASB issued SFAS No. 141(R) (SFAS 141R), Business Combinations. This Standard will require an acquiring company to measure all assets acquired and liabilities assumed, including contingent considerations and all contractual contingencies, at fair value as of the acquisition date. In addition, an acquiring company is required to capitalize IPR&D and either amortize it over the life of the product, or write it off if the project is abandoned or impaired. The Standard is effective for transactions occurring on or after January 1, 2009. We are evaluating the impact this standard will have on our consolidated financial position and results of operations.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency

        As a multinational company, we are subject to changes in foreign currency fluctuations. We have operations in the United Kingdom, France, Germany, Belgium, Switzerland, Canada and Japan. To the

extent our sales and operating expenses are denominated in foreign currencies, our operating results may be adversely impacted by changes in exchange rates. While foreign exchange gains and losses have historically been immaterial, we cannot predict whether such gains and losses will continue to be immaterial. We performed a sensitivity analysis assuming a hypothetical 10% movement in exchange rates applied to our projected foreign operations for the fiscal year 2007. A hypothetical 10% movement in exchange rates could materially impact our reported sales. However, because both sales and expenses are denominated in local currency, this analysis indicated that such movement would not have a material effect on net operating results or financial condition. Translation gains and losses related to our foreign subsidiaries are accumulated as a separate component of stockholders' equity. We do not currently engage in foreign currency hedging transactions, but may do so in the future.

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

        The potential change in fair value for interest rate sensitive instruments has been assessed on a hypothetical 100 basis point adverse movement across all maturities. We estimate that such hypothetical adverse 100 basis point movement would not have materially impacted net income or materially affected the fair value of interest rate sensitive instruments at either December 31, 2007 or 2006.

        As of December 31, 2007 we had $12.9 million in debt outstanding under our credit facility. The interest rate on the facility is based on the prime rate (currently 7.25%) and therefore has direct and immediate response to changes in interest rates.

        Our primary investment objective is to preserve principal while at the same time maximizing yields without significantly increasing risk. Our portfolio includes money markets funds, commercial paper, medium-term notes, corporate notes, government securities, and corporate bonds. Our portfolio excludes auction rate securities. The diversity of our portfolio helps us to achieve our investment objective. As of December 31, 2007 and 2006, the average remaining maturities of our investment portfolio were approximately five and six months, respectively. All of our instruments are held other than for trading purposes. As of December 31, 2007 and 2006, unrealized losses were considered to be temporary due to the fact, although available to be sold to meet operating needs or otherwise, securities are generally held to maturity.

        The following table presents by year of maturity the amounts of our cash equivalents and investments, and related weighted average interest rates that may be subject to interest rate risk as of December 31, 2007:

	2008	2009	Total	Fair Value December 31, 2007
Cash and money market funds:
Fixed rate securities (in thousands)	$15,709	$—	$15,709	$15,709
Average interest rate	3.27%	—	3.27%
Available for sale marketable securities:
Fixed rate securities (in thousands)	$2,751	$494	$3,245	$3,246
Average interest rate	4.66%	3.37%	4.46%
Total securities (in thousands)	$18,460	$494	$18,954	$18,955
Average interest rate	3.97%	3.37%	3.48%

        This differs from our position at December 31, 2006, which the following table presents (dollars in thousands):

	2007	2008	Total	Fair Value December 31, 2006
Cash and money market funds:
Fixed rate securities (in thousands)	$11,634	$—	$11,634	$11,634
Average interest rate	0.23%	—	0.23%
Available for sale marketable securities:
Fixed rate securities (in thousands)	$11,783	$1,438	$13,221	$13,303
Average interest rate	3.05%	4.43%	3.20%
Total securities (in thousands)	$23,417	$1,438	$24,855	$24,937
Average interest rate	1.65%	4.43%	1.80%

Item 8.    Financial Statements and Supplementary Data

  (a)
  The following documents are filed as a part of this Annual Report on Form 10-K:

  (1)
  Financial Statements:

        The financial statements and supplementary data are included herein under Item 6 and in the Consolidated Financial Statements and related notes thereto. See Item 15 of this Annual Report on Form 10-K.

  (2)
  Financial Statement Schedules:

        Schedule II, "Valuation and Qualifying Accounts" is included on page F-42 of this Annual Report on Form 10-K. All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

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

        Based on their evaluation as of December 31, 2007, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

        Changes in internal controls.    There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the fourth quarter of our last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

        Management's report on internal control over financial reporting.    Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f), and 15d-15(f) for Caliper. As part of that process, as of December 31, 2007, the end of the fiscal year covered by this annual report on Form 10-K, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we carried out an assessment of the effectiveness of Caliper's internal control over financial reporting. The assessment was conducted following the framework in Committee of Sponsoring Organizations of the Treadway Commission (COSO) Internal Control—Integrated Framework (1992). The assessment did not identify any material weaknesses in our internal control over financial reporting and our management concluded that our internal control over financial reporting was effective as of December 31, 2007. The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Item 9B.    Other Information

        Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        Information concerning our Executive Officers is set forth under "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K and is incorporated by reference here. The remainder of the response to this item is incorporated by reference from the discussion responsive thereto under the captions "Executive Officers and Key Employees," "Section 16(a) Beneficial Ownership Reporting Compliance," "Code of Business Conduct and Ethics," and "Nominating and Corporate Governance Committee" in the Proxy Statement for our 2008 Annual Meeting of Stockholders or in a future amendment to this Form 10-K and is incorporated herein by reference.

        We have adopted a Code of Business Conduct and Ethics that applies to all officers, directors and employees. The Code of Business Conduct and Ethics is available for free on our website at www.caliperLS.com under "Investor Relations." If we make any substantive amendments to the Code of Business Conduct and Ethics or grant any waiver from a provision of the Code to any executive officer or director, we will promptly disclose the nature of the amendment or waiver in a Current Report on Form 8-K.

Item 11.    Executive Compensation

        Information concerning director and executive compensation required by this Item 11 will be set forth in the sections entitled "Directors Compensation," "Summary of Compensation," "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report" contained in our Proxy Statement for our 2008 Annual Meeting of Stockholders or contained in a future amendment to this Annual Report on Form 10-K and incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information concerning security ownership of certain beneficial owners and management required by this Item 12 will be set forth in the section entitled "Security Ownership of Certain Beneficial Owners and Management" contained in our Proxy Statement for our 2008 Annual Meeting of Stockholders or in a future amendment to this Form 10-K and is incorporated herein by reference.

        Information concerning securities authorized for issuance under equity compensation plans required by this Item 12 will be set forth in the table entitled "Equity Compensation Plan Information" and information thereunder contained in our Proxy Statement for our 2008 Annual Meeting of Stockholders or in a future amendment to this Annual Report on Form 10-K and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions and Director Independence

        Information concerning certain relationships and related transactions required by this Item 13 will be set forth in the section entitled "Certain Relationships and Related Transactions" and "Compensation Discussion and Analysis" contained in our Proxy Statement for our 2008 Annual Meeting of Stockholders or in a future amendment to this Form 10-K and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

        Information concerning principal accountant fees and services required by this Item 14 will be set forth in the section entitled "Principal Accountant Fees and Services" contained in our Proxy Statement for our 2008 Annual Meeting of Stockholders or in a future amendment to this Form 10-K and is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

        See "Index to Consolidated Financial Statements and Financial Statement Schedules" at Item 8 to this Annual Report on Form 10-K. Other financial statement schedules have not been included because they are not applicable or the information is included in the financial statements or notes thereto.

  (a)
  The following documents are filed as a part of this Annual Report:

  (1)
  Financial Statements:

    (2)
    Financial Statement Schedules:

        Schedule II, "Valuation and Qualifying Accounts" is included on page F-42 of this report. All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

    (3)
    Exhibits:

        The following is a list of exhibits filed as part of this Annual Report on Form 10-K:

Exhibit Number	Description of Document
2.1(14)	Stock Purchase Agreement, by and among Caliper, Berwind Corporation and The Berwind Company LLC, dated June 9, 2003.
2.2(14)	Amendment No. 1 to the Stock Purchase Agreement, by and among Caliper, Berwind Corporation and The Berwind Company LLC, dated July 10, 2003.
2.3(17)	Amendment No. 2 to the Stock Purchase Agreement, by and among Caliper, Berwind Corporation and The Berwind Company LLC, dated April 1, 2004.
2.4(18)	Agreement and Plan of Merger, among Caliper Life Sciences, Inc., Caliper Services, Inc. and NovaScreen Biosciences Corporation, dated as of September 7, 2005.
2.5(22)	Agreement and Plan of Merger, among Caliper Life Sciences, Inc., Caliper Holdings, Inc. and Xenogen Corporation, dated as of February 10, 2006.
3.1(17)	Amended and Restated Certificate of Incorporation of Caliper.
3.2(7)	Certificate of Designation of Series A Junior Participating Preferred Stock.
3.3(25)	Amended and Restated Bylaws of Caliper.
4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.

4.11(26)	Registration Rights Agreement by and between Caliper and The Berwind Company LLC, dated as of December 18, 2007.
4.2(19)	Specimen Stock Certificate.
4.3(8)	Rights Agreement, dated as of December 18, 2001, between Caliper and Wells Fargo Bank Minnesota, N.A., as Rights Agent.
10.1(1)	Lease Agreement, dated December 1, 1998, between Caliper and 605 East Fairchild Associates, L.P.
10.2(1)(2)	1996 Equity Incentive Plan.
10.3(1)(2)	1999 Equity Incentive Plan.
10.4(1)(2)	1999 Employee Stock Purchase Plan.
10.5(2)(23)	1999 Non-Employee Directors' Stock Option Plan.
10.6(2)(19)	Form of Grant Agreement for 1999 Equity Incentive Plan—Option Awards.
10.7(2)(19)	Form of Grant Agreement for 1999 Equity Incentive Plan—Restricted Stock Unit Awards.
10.8(2)(19)	Form of Grant Agreement for 1999 Non-Employee Directors' Stock Option Plan.
10.9(1)(2)	Form of Indemnification Agreement entered into between Caliper and its directors and executive officers.
10.10(1)(3)	Collaboration Agreement, dated May 2, 1998, between Caliper and Hewlett-Packard Company (now Agilent Technologies, Inc.).
10.11(2)(19)	Form of Stock Option Grant Agreement for Acquisition Equity Incentive Plan.
10.12(2)(19)	Form of Stock Award Agreement for Acquisition Equity Incentive Plan (pro rata vesting).
10.13(2)(19)	Form of Stock Award Agreement for Acquisition Equity Incentive Plan (5 year cliff vesting).
10.17(2)(19)	Non-Employee Directors' Cash Compensation Plan.
10.18(2)(10)	Caliper Performance Bonus Plan.
10.19(2)(19)	Employment Offer Letter dated November 30, 2004 between Caliper and Mr. Thomas T. Higgins.
10.20(2)(10)	Summary Cash Compensation Sheet.
10.23(1)(2)	The Corporate Plan for Retirement Select Plan Adoption Agreement and related Basic Plan Document.
10.27(5)	Lease Agreement, dated June 23, 2000 and effective July 5, 2000, between Caliper and Martin CBP Associates, L.P.
10.29(2)(19)	Key Employee Change of Control and Severance Benefit Plan.
10.30(4)(7)	Cross-License Agreement, dated March 12, 2001 between Aclara Biosciences, Inc. and Caliper.
10.32(3)(6)	Settlement Agreement and Mutual General Release dated March 12, 2001 between Aclara Biosciences, Inc. and Caliper.
10.39(2)(8)	2001 Non-Statutory Stock Option Plan.
10.46(2)(19)	Form of Grant Agreement for 2001 Non-Statutory Stock Option Plan.
10.48(2)(9)	Key Employee Agreement, dated July 1, 2002, between Caliper and Dr. Daniel Kisner.
10.52(3)(15)	Sole Commercial Patent License Agreement, effective September 1, 1995, between UT-Battelle, LLC, the successor to Lockheed Martin Energy Research Corporation, and Caliper, as amended on November 1, 2002.
10.55(3)(11)	Collaboration Agreement, dated June 4, 2003, between Caliper and Bio-Rad Laboratories, Inc.
10.56(2)(12)	Key Employee Agreement, dated July 14, 2003, between Caliper and E. Kevin Hrusovsky.
10.62(2)(13)	Acquisition Equity Incentive Plan.

10.63(2)(16)	Key Employee Agreement Amendment, dated December 24, 2003, between Caliper and Dr. Daniel L. Kisner.
10.64(2)(16)	Consulting Agreement, dated January 1, 2004, between Caliper and Dr. David V. Milligan.
10.66(3)(16)	Collaboration and Supply Agreement, dated January 9, 2004, among Caliper, Zymark Corporation and Affymetrix, Inc.
10.67(2)	Offer Letter dated September 7, 2005 between Caliper Life Sciences, Inc. and David M. Manyak, Ph.D.
10.68(27)	Loan and Security Agreement, dated as of August 9, 2006, by and among Caliper, Silicon Valley Bank and NovaScreen Biosciences Corporation.
10.69(28)	Joinder Agreement, dated as of September 28, 2006, by and among Caliper, Silicon Valley Bank, Xenogen Corporation, Xenogen Biosciences Corporation, and NovaScreen Biosciences Corporation.
10.70(29)	First Loan Modification Agreement dated as of February 26, 2007, by and among Caliper, Silicon Valley Bank, NovaScreen Biosciences Corporation, Xenogen Corporation, and Xenogen Biosciences Corporation.
10.71(20)(21)	Agreement, dated as of May 5, 2000, between the Board of Trustees of the Leland Stanford Junior University and Xenogen Corporation.
10.72(2)	Consulting Agreement, dated as of October 17, 2006, between Caliper and Pamela Contag.
10.73	Amended and Restated Loan and Security Agreement, dated as of February 15, 2008, by and among Caliper, Silicon Valley Bank, Xenogen Corporation, Xenogen Biosciences Corporation and NovaScreen Biosciences Corporation.
21.1(24)	Subsidiaries of the Registrant.
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney (reference is made to the signature page of this report).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a).
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)
Previously filed as the like-numbered Exhibit to our Registration Statement on Form S-1, as amended, File No. 333-88827, filed on October 12, 1999 and incorporated by reference herein.

(2)
Management contract or compensatory plan or arrangement.

(3)
Confidential treatment has been granted for a portion of this exhibit.

(4)
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

(18)
Previously filed as Exhibit 2.1 to our Registration Statement on Form S-3, File No. 333-129192, filed October 21, 2005 and incorporated by reference herein.

(19)
Previously filed as the like-numbered Exhibit to Form 10-K for the year ended December 31, 2004 and incorporated by reference herein.

(20)
Previously filed as Exhibit 10.3 to Form 10-Q for the quarterly period ended September 30, 2006 and incorporated by reference herein.

(21)
Confidential treatment has been requested for a portion of this exhibit.

(22)
Previously filed as the like numbered Exhibit to Form 10-K for the year ended December 31, 2005 and incorporated by reference herein.

(23)
Previously filed as Exhibit 10.2 to Form 10-Q for the quarterly period ended June 30, 2007 and incorporated by reference herein.

(24)
Previously filed as the like numbered Exhibit to Form 10-K for the year ended December 31, 2006 and incorporated by reference herein.

(25)
Previously filed as Exhibit 3.1 to Current Report on Form 8-K filed on March 2, 2007 and incorporated by reference herein.

(26)
Previously filed as the like-numbered Exhibit to our Registration Statement on Form S-3, as amended, File No. 333-147571, filed on November 21, 2007, and incorporated by reference herein.

(27)
Previously filed as Exhibit 10.1 to Form 10-Q for the quarterly period ended September 30, 2006 and incorporated by reference herein.

(28)
Previously filed as Exhibit 10.2 to Form 10-Q for the quarterly period ended September 30, 2006 and incorporated by reference herein.

(29)
Previously as Exhibit 10.1 to Form 8-K filed March 2, 2007 and incorporated by reference herein.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALIPER LIFE SCIENCES, INC.
By:	/s/ E. KEVIN HRUSOVSKY E. Kevin Hrusovsky Chief Executive Officer

Date: March 14, 2008

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ E. KEVIN HRUSOVSKY E. Kevin Hrusovsky	President and Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2008
/s/ THOMAS T. HIGGINS Thomas T. Higgins	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 14, 2008
/s/ PETER F. MCAREE Peter F. McAree	Vice President, Finance (Principal Accounting Officer)	March 14, 2008
/s/ DANIEL L. KISNER, M.D. Daniel L. Kisner, M.D.	Chairman of the Board of Directors	March 14, 2008
/s/ DAVID V. MILLIGAN, PH.D. David V. Milligan, Ph.D.	Vice Chairman of the Board of Directors	March 14, 2008
/s/ VAN BILLET Van Billet	Director	March 14, 2008
/s/ ROBERT C. BISHOP, PH.D. Robert C. Bishop, Ph.D.	Director	March 14, 2008
/s/ DAVID W. CARTER David W. Carter	Director	March 14, 2008
/s/ ALLAN L. COMSTOCK Allan L. Comstock	Director	March 14, 2008
/s/ KATHRYN A. TUNSTALL Kathryn A. Tunstall	Director	March 14, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Caliper Life Sciences, Inc.

        We have audited the accompanying consolidated balance sheets of Caliper Life Sciences, Inc. (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15 (a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Caliper Life Sciences, Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Note 2 to the consolidated financial statements, on January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), "Share-Based Payment" under the modified-prospective transition method, which requires the Company to recognize expense for all share-based payments based on their fair values.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Caliper Life Sciences, Inc.'s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2008 expressed an unqualified opinion thereon.

                      /s/ ERNST & YOUNG LLP

Boston, Massachusetts
March 12, 2008

CALIPER LIFE SCIENCES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$15,709	$11,634
Marketable securities	3,246	13,303
Accounts receivable, net of allowance for doubtful accounts of $1,320 and $582 in 2007 and 2006, respectively	30,248	30,822
Inventories	19,572	18,758
Prepaid expenses and other current assets	2,353	2,273

Total current assets	71,128	76,790
Property and equipment, net	11,477	13,182
Intangible assets, net	42,862	52,806
Goodwill	80,836	80,776
Other assets	1,626	1,499

Total assets	$207,929	$225,053

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,371	$8,740
Accrued compensation	6,530	7,417
Other accrued liabilities	12,825	11,563
Deferred revenue and customer deposits	15,553	15,112
Current portion of accrued restructuring	2,112	7,008
Current portion of long-term obligations	—	98

Total current liabilities	45,391	49,938
Noncurrent portion of accrued restructuring	506	2,152
Borrowings under credit facility (Note 8)	12,900	8,587
Other noncurrent liabilities	6,816	5,837
Deferred tax liability	1,130	1,130
Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 47,678,611 and 46,812,315 shares issued and outstanding in 2007 and 2006, respectively	48	47
Additional paid-in capital	374,629	366,942
Accumulated deficit	(234,120)	(210,040)
Accumulated other comprehensive income	629	460

Total stockholders' equity	141,186	157,409

Total liabilities and stockholders' equity	$207,929	$225,053

See accompanying notes.

CALIPER LIFE SCIENCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2007	2006	2005
	(In thousands, except per share data)
Revenue:
Product revenue	$82,961	$69,248	$59,565
Service revenue	37,557	24,454	16,430
License fees and contract revenue	20,189	14,169	11,014

Total revenue	140,707	107,871	87,009
Costs and expenses:
Cost of product revenue	49,760	45,459	40,126
Cost of service revenue	22,357	14,917	8,312
Cost of license revenue	2,515	219	—
Research and development	24,791	24,591	17,728
Selling, general and administrative	54,954	43,570	32,328
Amortization of intangible assets	10,106	8,842	4,069
Restructuring charges (credits), net	52	258	(1,005)

Total costs and expenses	164,535	137,856	101,558

Operating loss	(23,828)	(29,985)	(14,549)
Interest income	650	908	932
Interest expense	(1,197)	(430)	(37)
Other income (expense), net	579	469	(689)

Loss before income taxes	(23,796)	(29,038)	(14,343)
Benefit (provision) for income taxes	(284)	104	(114)

Net loss	$(24,080)	$(28,934)	$(14,457)

Net loss per common share, basic and diluted	$(0.51)	$(0.75)	$(0.46)
Shares used in computing net loss per common share, basic and diluted	47,301	38,743	31,313

See accompanying notes.

CALIPER LIFE SCIENCES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Stockholders' Equity
	Common Stock					Accumulated Other Comprehensive Income/(Loss)
			Additional Paid-In Capital	Deferred Stock Compensation	Accumulated Deficit		Total Stockholders' Equity
	Shares	Amount
	(In thousands, except shares)
Balances at December 31, 2004	30,360,288	$30	$280,709	$(2,666)	$(166,649)	$155	$111,579
Net loss	—	—	—	—	(14,457)	—	(14,457)
Foreign currency translation loss	—	—	—	—	—	(180)	(180)
Change in unrealized gain on available-for-sale securities	—	—	—	—	—	126	126

Comprehensive loss							(14,511)
Issuance of common stock upon acquisition of NovaScreen	2,576,933	3	17,572	—	—	—	17,575
Issuance of common stock pursuant to stock plans	848,571	1	2,181	—	—	—	2,182
Deferred compensation from issuance of restricted common stock	—	—	2,100	(2,100)	—	—	—
Amortization and reversals of deferred stock compensation	—	—	(175)	1,760	—	—	1,585
Compensation expense related to stock options issued to non-employees	—	—	25	3	—	—	28

Balances at December 31, 2005	33,785,792	34	302,412	(3,003)	(181,106)	101	118,438

Net loss	—	—	—	—	(28,934)	—	(28,934)
Foreign currency translation gain	—	—	—	—	—	228	228
Change in unrealized gain on available-for-sale securities	—	—	—	—	—	131	131

Comprehensive loss							(28,575)
Issuance of common stock and warrants upon acquisition of Xenogen	12,108,877	12	59,227	—	—	—	59,239
Issuance of common stock pursuant to stock plans	917,646	1	2,736	—	—	—	2,737
Deferred compensation reclass due to adoption of SFAS 123R	—	—	(3,003)	3,003	—	—	—
Stock-based compensation	—	—	5,570	—	—	—	5,570

Balances at December 31, 2006	46,812,315	47	366,942	—	(210,040)	460	157,409

Net loss	—	—	—	—	(24,080)	—	(24,080)
Foreign currency translation gain	—	—	—	—	—	148	148
Change in unrealized gain on available-for-sale securities	—	—	—	—	—	21	21

Comprehensive loss							(23,911)
Issuance of common stock pursuant to stock plans	866,296	1	2,526	—	—	—	2,527
Stock-based compensation	—	—	5,161	—	—	—	5,161

Balances at December 31, 2007	47,678,611	$48	$374,629	$—	$(234,120)	$629	$141,186

See accompanying notes.

CALIPER LIFE SCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006	2005
	(In thousands)
Operating activities
Net loss	$(24,080)	$(28,934)	$(14,457)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	13,990	12,528	7,165
Stock-based compensation expense, net	5,161	5,570	1,613
In-process research and development	—	2,898	—
Non-cash restructuring charge (credit), net	52	258	(1,170)
Other charges	639	—	—
Foreign currency transaction (gains) losses	(576)	(434)	661
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	1,402	(3,771)	(2,233)
Inventories	(538)	(2,054)	(1,654)
Prepaid expenses and other current assets	304	2,021	9
Accounts payable and other accrued liabilities	1,005)	1,526	2,653
Accrued compensation	(1,141)	(1,149)	(58)
Deferred revenue and customer deposits	30	106	488
Other noncurrent liabilities	979	224	2,572
Payments of accrued restructuring obligations, net	(7,339)	(3,994)	(3,224)

Net cash from operating activities	(10,112)	(15,205)	(7,635)

Investing activities
Purchases of marketable securities	(2,366)	(21,255)	(6,025)
Proceeds from sales of marketable securities	4,102	11,529	11,321
Proceeds from maturities of marketable securities	8,344	20,205	11,506
Changes in restricted cash	—	3,624	(511)
Purchases of property and equipment	(2,087)	(4,887)	(6,515)
Purchase of intangible and other assets	(1,000)	(86)	—
Acquisitions, net of cash acquired	—	6,991	(4,634)

Net cash from investing activities	6,993	16,121	5,142

Financing activities
Payments of obligations under sale-leaseback arrangements	(98)	(242)	(301)
Borrowings under credit facility	8,500	8,587	—
Payments of credit facility, loans payable and other obligations	(4,187)	(8,587)	(403)
Proceeds from issuance of common stock	2,793	2,566	2,323

Net cash from financing activities	7,008	2,324	1,619

Effect of exchange rates on changes in cash and cash equivalents	186	298	(471)
Net increase (decrease) in cash and cash equivalents	4,075	3,538	(1,345)
Cash and cash equivalents at beginning of year	11,634	8,096	9,441

Cash and cash equivalents at end of year	$15,709	$11,634	$8,096

Supplemental disclosure of cash flow information
Interest paid	$1,099	$369	$37
Income taxes paid	$457	$203	$243

See accompanying notes.

CALIPER LIFE SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation

        Caliper Life Sciences, Inc. (Caliper) was incorporated in the state of Delaware on July 26, 1995. Caliper develops and sells innovative and enabling products and services to the life sciences research community, a customer base that includes pharmaceutical and biotechnology companies, and government and other not-for-profit research institutions. Caliper's strategy is to transform drug discovery and development by offering technologies and services that ultimately enhance the ability to predict the effects that new drug candidates will have on humans. These solutions, consisting of instruments, software and reagents, laboratory automation tools and assay and discovery services enable researchers to better understand the basis for disease and more effectively discover safe and effective drugs.

  Financial Statement Presentation and Principles of Consolidation

        Caliper's financial statements include the accounts of its wholly owned operating subsidiaries including Xenogen Corporation, Xenogen Biosciences Corporation (together, Xenogen Corporation and Xenogen Biosciences Corporation are herein referred to as Xenogen), NovaScreen Biosciences Corporation (NovaScreen), Caliper Life Sciences Limited (United Kingdom), Caliper Life Sciences Ltd. (Canada), Caliper Life Sciences N.V. (Belgium), Caliper Life Sciences GmbH (Germany), Caliper Life Sciences SA (France), and Caliper Life Sciences AG (Switzerland). All significant intercompany balances and transactions have been eliminated in consolidation.

        The accompanying financial statements assume that Caliper's cash, cash equivalents and marketable securities balance at December 31, 2007 and access to available capital under its Credit Facility are sufficient to fund operations through at least December 31, 2008 based upon its current operating plan. Caliper's ability to fund its operations through the end of 2008 will depend on many factors, including particularly its ability to increase product and service sales, control margins and operating costs and maintain compliance with the covenants of its Credit Facility. As more fully described in Note 8, certain conditions associated with its Credit Facility could have a potential adverse impact on its ability to fund planned 2008 operations and its access to capital under its Credit Facility.

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

  Cash Equivalents and Marketable Securities

        Caliper considers all highly liquid investments with maturities of three months or less from the date of purchase to be cash equivalents. Management determines the appropriate classification of its investment securities at the time of purchase and re-evaluates such determination at each reporting date. Management has classified Caliper's marketable securities as available-for-sale securities in the accompanying financial statements. Available-for-sale securities are carried at fair value based on quoted market prices, with unrealized gains and losses reported in a separate component of stockholders' equity. Realized gains and losses and declines in value, if any, judged to be other than

CALIPER LIFE SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

temporary on available-for-sale securities are reported in other income or expense. The cost of securities sold is based on the specific identification method.

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

  Inventories

        Inventories for use in the manufacture of Caliper's instruments include electronic and optical components, devices and accessories either produced or purchased from original equipment manufacturers. Inventories for use in the manufacture of LabChip technologies consist primarily of glass, quartz and reagents. Inventories are stated at the lower of cost or market, reflect appropriate reserves for potential obsolete, slow moving or otherwise impaired material, and include appropriate elements of material, labor and overhead.

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

  Impairment of Long-Lived Assets

        Caliper reviews long-lived assets and identifiable intangibles which have definite lives for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If indicators of impairment exist, recoverability of assets to be held and used is assessed by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. Recoverability measurement and estimating of undiscounted cash flows is done at the lowest possible level for which there are identifiable assets. If the aggregate undiscounted cash flows are less than the carrying value of the asset, the resulting impairment charge to be recorded is calculated based on the amount by which the carrying amount of assets exceeds the fair value of the assets. Caliper also performs an annual assessment of impairment for all indefinitely-lived intangible assets. If the fair value exceeds the carrying value of the asset, then the intangible is not impaired. If the fair value is less than the carrying value, then an impairment charge is recorded

CALIPER LIFE SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

equal to the difference. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

  Fair Value of Financial Instruments

        The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents, accounts receivable, other current assets, accounts payable and other accrued expenses approximate fair value due to their short-term maturities. Caliper's available-for-sale marketable securities are carried at fair value based on quoted market prices, consistent with the requirements of Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Caliper's credit facility is carried at book value as outstanding amounts approximate fair value as monthly interest payments are indexed based on the prime rate.

        The fair values of Caliper's cash, cash equivalents and marketable securities are subject to change as a result of potential changes in market interest rates. The potential change in fair value for interest rate-sensitive instruments has been assessed on a hypothetical 100 basis point adverse movement across all maturities. Caliper estimates that such hypothetical adverse 100 basis point movement would not have materially impacted net income or materially affected the fair value of interest rate-sensitive instruments.

  Revenue Recognition

  General Policy

        Caliper recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable, and collectibility is reasonably assured or probable, as applicable. Product revenue is recognized upon passage of title, which for the majority of sales occurs when goods are shipped under Caliper's standard terms of "FOB origin." Revenue associated with customer product purchases delivered under terms of "FOB destination" is deferred until the product is received by the customer. Revenues on shipments subject to customer acceptance provisions are recognized only upon customer acceptance provided all other revenue recognition criteria are met. In general, sales made by Caliper do not include general return rights or privileges. In the limited circumstance where a right of return exists, Caliper recognizes revenue when the right has lapsed. Based upon Caliper's prior experiences, sales returns have not been significant and therefore a general provision for sales returns or other allowances is not recorded at the time of sale. Revenue from services offered by Caliper is generally recognized as the services are performed (or, as applicable, ratably over the contract service term in the case of annual maintenance contracts). Provision is made at the time of sale for estimated costs related to Caliper's warranty obligations to customers.

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

        Statement of Position 97-2, Software Revenue Recognition and EITF Issue No.03-5, Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-than-Incidental Software(SOP 97-2). When Caliper's revenue arrangements include the sale of an instrument in which the software is more than incidental, revenue is recognized in accordance with SOP 97-2. Caliper allocates revenue on the arrangement between software and non-software related deliverables based on fair value as required by EITF 03-5. Revenue allocated to the software deliverable is recognized in accordance with SOP 97-2. If there is vendor-specific objective evidence of the fair value(s) of the undelivered item(s) in an arrangement, but no such evidence for the delivered item(s), Caliper uses the residual method to allocate the arrangement consideration associated with the software deliverables. Revenue allocated to non-software deliverables is further allocated based on the separation criteria established in EITF 00-21. When items included in a multiple-element arrangement represent separate units of accounting and there is objective and reliable evidence of fair value for all items included in the arrangement, Caliper allocates the arrangement consideration to the individual items based on their relative fair values. If there is objective and reliable evidence of the fair value(s) of the undelivered item(s) in an arrangement, but no such evidence for the delivered item(s), Caliper uses the residual method to allocate the arrangement consideration. In either case, the amount of arrangement consideration allocated to the delivered item(s) is limited to the amount that is not contingent on Caliper delivering additional products or services.

        Cash received from customers as advance deposits for undelivered products and services including contract research and development services, is recorded within customer deposits until revenue is recognized. Revenue related to annual maintenance contracts or other remaining undelivered performance obligations is deferred and recognized upon completion of the underlying performance criteria. Caliper allocates revenues between product and service revenues in the income statement for each of the elements in an arrangement based on their relative fair values, or based upon the residual method when fair value exists only for remaining undelivered items.

  Product Revenue

        Product revenue is recognized upon the shipment and transfer of title to customers and is recorded net of discounts and allowances. Revenues on shipments subject to customer acceptance provisions are recognized only upon customer acceptance provided all other revenue recognition criteria are met. Customer product purchases are generally delivered under standardized terms of "FOB origin" with the customer assuming the risks and rewards of product ownership at the time of shipping from Caliper's warehouse. Revenue associated with customer product purchases delivered under terms of "FOB destination" is deferred until product is delivered to the customer. In accordance with

CALIPER LIFE SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

EITF 00-21 or SOP 97-2, Caliper defers the fair value of any elements that remain undelivered after product shipment and/or acceptance (as applicable), such as remaining services to be performed.

        In certain cases, customers will be charged on a datapoint pricing basis for their usage of chips. Datapoints are the test results that Caliper's customers record when they use Caliper's instruments in order to perform a particular LabChip assay. Caliper records datapoint revenues in the period that Caliper's customers produce these datapoints and communicate such use to Caliper. Under minimum datapoint fee arrangements, datapoint revenues are recorded over the period during which the minimum applies, provided Caliper has no ongoing performance obligations with respect to these minimum fees.

  Service and Annual Maintenance Agreements

        Service revenue is recognized as services are performed, typically using the proportional performance method based upon defined outputs or other reasonable measures as applicable, or ratably over the contract service term in the case of annual maintenance contracts. Customers may purchase optional warranty coverage during the initial standard warranty term and annual maintenance contracts beyond the standard warranty expiration. These optional service offerings are not included in the price Caliper charges customers for the initial product purchase. Under Caliper's standard warranty, the customer is entitled to repair or replacement of defective goods. Software upgrades are not included in the standard warranty.

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

  Segment Reporting

        Caliper currently operates in one business segment, the development and commercialization of life science instruments and related consumables and services for use in drug discovery and other life sciences research and development. Caliper's entire business is comprehensively managed by a single management team that reports to the Chief Executive Officer. Caliper does not operate separate lines of business or separate business entities with respect to its products or product candidates. Accordingly, Caliper does not accumulate discrete financial information with respect to separate product areas and does not have separately reportable segments as defined by SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. Refer to Note 16 for discussion regarding Caliper's geographical activities.

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

  Foreign Currency Translation

        The financial statements of Caliper's foreign subsidiaries are translated in accordance with SFAS No. 52, Foreign Currency Translation. In translating the accounts of the foreign subsidiaries into U.S. dollars, stockholders' equity is translated at historical rates, while assets and liabilities are translated at the rate of exchange in effect as of the end of the period. Revenue and expense transactions are translated using the weighted-average exchange rate in effect during the period in which they arise. The resulting foreign currency translation adjustments are reflected as a separate component of stockholders' equity. Cumulative translation adjustments included in stockholders' equity as of December 31, 2007 and 2006 were $526,000 and $378,000, respectively.

        Foreign currency transaction gains and losses from the settlement of account balances denominated in another currency are included in current period other income, net, as incurred. Foreign currency gains and losses on intercompany accounts are included in current period income to the extent that settlement of these accounts is anticipated in the future.

  Research and Development

        Caliper charges research and development costs to expense as incurred. Research and development costs consist primarily of salaries and related personnel costs, fees paid to consultants and outside service providers for development, material cost of prototypes and test units, facility and other research-related allocation expenses, and other expenses related to the design, development, testing and enhancement of Caliper's products.

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

  Warranty Obligations

        Caliper provides for estimated warranty expenses as a component of cost of revenue at the time product revenue is recognized in accordance with SFAS 5, Accounting for Contingencies and FASB Interpretation No. 45 (FIN45), Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others. Caliper offers a one-year limited warranty on most products, which is included in the selling price. Caliper's standard limited warranty covers repair or replacement of defective goods, a preventative maintenance visit on certain products, and telephone-based technical support. Factors that affect Caliper's warranty liability include the number of installed units, historical and anticipated rates of warranty claims, and cost per claim. Caliper periodically assesses the adequacy of its recorded warranty liabilities and adjusts amounts as necessary.

  Other Income (Expense)

        Other income (expense), net consists of the following (in thousands):

	Years Ended December 31,
	2007	2006	2005
Realized loss on marketable securities, net	$(7)	$(22)	$(59)
Foreign currency transaction gains (losses)	576	434	(661)
Loss on sale of equipment	—	(10)	(27)
Other income, net	10	67	58

	$579	$469	$(689)

  Guarantees and Indemnifications

        Caliper recognizes liabilities for guarantees in accordance with FIN 45 that requires upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligations it assumes under that guarantee.

        Caliper, as permitted under Delaware law and in accordance with its Bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at Caliper's request in such capacity. The term of the indemnification period is the officer's or director's lifetime. Caliper may terminate the indemnification agreements with its officers and directors upon 90 days written notice, but termination will not affect claims for indemnification relating to events occurring prior to the effective date of termination. The maximum amount of potential future indemnification is unlimited; however, Caliper has a director and officer insurance policy that limits its exposure and may enable it to recover a portion of any future amounts paid. Caliper believes the fair value of these indemnification agreements is minimal. Accordingly, Caliper has not recorded any liabilities for these agreements as of December 31, 2007 and 2006.

CALIPER LIFE SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

  Shipping and Handling Fees and Costs

        Shipping and handling fees billed to customers for product shipments are recorded in "Product revenue" in the accompanying consolidated statements of operations. Shipping and handling costs incurred for inventory purchases and product shipments are recorded in "Cost of revenue" in the accompanying consolidated statements of operations.

  Advertising Expense

        Caliper expenses costs of advertising as incurred. Advertising costs were $1.9 million, $1.4 million and $1.7 million during 2007, 2006 and 2005, respectively.

  Risk Management

        Caliper has purchased commercial insurance to cover its estimated future legal costs and settlements related to workers' compensation, product, general, auto, general liability and directors' and officers' liability claims. Caliper's management decides the amount of insurance coverage to purchase from unaffiliated companies and the appropriate amount of risk coverage based on the cost and availability of insurance and the likelihood of a loss. Management believes that the levels of risk that Caliper has provided insurance coverage for are consistent with those of other companies in its industry. There can be no assurance that Caliper will not incur losses beyond the limits, or outside the coverage, of its insurance.

  Significant Concentrations, Credit and Other Risks

        Certain financial instruments, such as cash equivalents and marketable securities, investments and accounts receivable, may potentially subject Caliper to concentrations of credit risk. Caliper believes that its investments bear minimal risk. These investments are of a short-term nature and include investments in commercial paper and government and corporate debt securities. By policy, the amount of credit exposure to any one institution or issuer is limited. These investments are generally not collateralized and primarily mature within three years. Caliper has not experienced any losses due to institutional failure or bankruptcy.

        Caliper's allowance for doubtful accounts at December 31, 2007 and 2006 was $1.3 million and $0.6 million, respectively. Caliper grants credit to customers based on evaluations of their financial condition, generally without requiring collateral. However, credit risk is reduced through Caliper's efforts to monitor its exposure for credit losses and maintain allowances, if necessary. In 2007 and 2006, no customer accounted for greater than 10% of total revenues. One customer accounted for approximately 10% of Caliper's total revenues in 2005. As of December 31, 2007 and 2006, no customer accounted for greater than 10% of Caliper's outstanding gross accounts receivable balance. Caliper's policy is to perform an analysis of the recoverability of its trade accounts receivable at the end of each reporting period and to establish allowances for those accounts considered uncollectible. Caliper analyzes historical bad debts, customer concentrations, customer credit-worthiness, and current economic trends when evaluating the adequacy of the allowance for doubtful accounts.

        Caliper's products include certain components that are currently sourced from single vendors. Caliper believes that other vendors would be able to provide similar equipment, however the qualification of such vendors may require start-up time. In order to mitigate any adverse impacts from

CALIPER LIFE SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

a disruption of supply, Caliper attempts to maintain an adequate supply of critical single-sourced equipment.

  Comprehensive Income (Loss)

        Caliper accounts for comprehensive income (loss) in accordance with SFAS No. 130, Reporting Comprehensive Income. The components of comprehensive income (loss) are unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments. Comprehensive income (loss) has been disclosed in the Statement of Stockholders' Equity. As of December 31, 2007, accumulated other comprehensive income included $526,000 in foreign currency translation gains and $103,000 in unrealized gains on available-for-sale securities. As of December 31, 2006, accumulated other comprehensive income included $378,000 in cumulative foreign currency translation gains and $82,000 in unrealized gains on available-for-sale securities.

  Stock-Based Compensation

        On January 1, 2006, Caliper adopted Statement of Financial Accounting Standard No. 123R, Share-Based Payment (SFAS 123R), which requires all share-based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on their fair values. Caliper estimates the fair value of each option award on the date of grant using the Black-Scholes-Merton based option-pricing model.

        Prior to adopting SFAS 123R, Caliper accounted for stock-based compensation under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25). The modified prospective method was applied in adopting SFAS 123R and, accordingly, periods prior to adoption have not been restated and therefore comparability between periods has been affected.

  Net Loss Per Share

        Basic earnings per share is calculated based on the weighted-average number of common shares outstanding during the period. Diluted earnings per share would give effect to the dilutive effect of common stock equivalents consisting of stock options, unvested restricted stock, unvested restricted stock units and warrants (calculated using the treasury stock method).

        Common stock equivalents equal to 14.0, 13.5 and 7.2 million shares (prior to the application of the treasury stock method) were excluded from the computation of net loss per share in each of the three year periods ended December 31, 2007, 2006 and 2005, respectively, as they would have an antidilutive effect due to Caliper's net loss.

  Income Taxes

        Caliper accounts for income taxes under the asset and liability method in accordance with SFAS No. 109. The statement requires Caliper to recognize deferred tax assets and liabilities for the expected future tax consequences of temporary events that have been recognized in Caliper's financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and the tax bases of the assets and liabilities and their financial statement's reported amounts. Caliper records liabilities using the enacted tax rates in effect in the years in which the differences are expected to reverse. A calculation allowance against deferred tax assets is recorded if, based on the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized in the future.

CALIPER LIFE SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

        Caliper adopted the provisions of FASB Interpretation No. (FIN) 48, an interpretation of SFAS No. 109, on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At the adoption date and as of December 31, 2007, Caliper had no material unrecognized tax benefits and no adjustment to liabilities or operations were required.

  Recent Accounting Pronouncements

        In September 2006, FASB issued SFAS No. 157 (SFAS 157), Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This accounting standard is effective for fiscal years beginning after November 15, 2007. The effect, if any, of adopting SFAS 157 on Caliper's financial position and results of operations has not been determined.

        In February 2007, the FASB issued SFAS No. 159 (SFAS 159), Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 expands the use of fair value accounting but does not affect existing standards, which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure certain financial assets and financial liabilities, on an instrument-by-instrument basis. If the fair value option is elected, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007 with earlier adoption permitted. Caliper has elected not to adopt early and is currently assessing the impact of SFAS 159 on its consolidated financial position and results of operations.

        In November 2007, the EITF issued EITF Issue No. 07-1 (EITF No. 07-1), Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property. Companies may enter into arrangements with other companies to jointly develop, manufacture, distribute, and market a product. Often the activities associated with these arrangements are conducted by the collaborators without the creation of a separate legal entity (that is, the arrangement is operated as a "virtual joint venture"). The arrangements generally provide that the collaborators will share, based on contractually defined calculations, the profits or losses from the associated activities. Periodically, the collaborators share financial information related to product revenues generated (if any) and costs incurred that may trigger a sharing payment for the combined profits or losses. The consensus requires collaborators in such an arrangement to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. EITF No. 07-1 is effective for collaborative arrangements in place at the beginning of the annual period beginning after December 15, 2008. As Caliper's collaborative agreements do not incorporate such revenue- and cost-sharing arrangements, Caliper does not expect the adoption of EITF No. 07-1 to have a material impact on its financial statements.

CALIPER LIFE SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

        In December 2007, the FASB issued SFAS No. 141(R) (SFAS 141R), Business Combinations. This Standard will require an acquiring company to measure all assets acquired and liabilities assumed, including contingent considerations and all contractual contingencies, at fair value as of the acquisition date. In addition, an acquiring company is required to capitalize IPR&D and either amortize it over the life of the product, or write it off if the project is abandoned or impaired. The Standard is effective for transactions occurring on or after January 1, 2009. Caliper is evaluating the impact this standard will have on its consolidated financial position and results of operations.

3. Cash, Cash Equivalents and Marketable Securities

        Caliper's cash, cash equivalents and marketable securities are invested in a diversified portfolio of financial instruments, including money market instruments, corporate notes and bonds, government or government agency securities and other debt securities issued by financial institutions and other issuers with strong credit ratings. Marketable securities are freely tradable at any time, irrespective of their maturity dates. Caliper's marketable securities are classified within current assets as such investments are available to be sold in response to operating cash needs, or as a result of changes in the availability of and the yield on alternative investments. By policy, the amount of credit exposure to any one institution is limited. Investments are generally not collateralized and primarily mature within three years.

        The following is a summary of available-for-sale securities as of December 31, 2007 (in thousands):

	Amortized Cost	Gross Unrealized Losses	Gross Unrealized Gains	Estimated Fair Value
Cash and money market funds(1)	$15,709	$—	$—	$15,709
Corporate debt securities(2)	3,245	(1)	2	3,246

	$18,954	$(1)	$2	$18,955

(1)
Reported as cash and cash equivalents

(2)
Reported as marketable securities

        The following is a summary of the cost and estimated fair value of available-for-sale securities at December 31, 2007, by contractual maturity (in thousands):

	Amortized Cost	Estimated Fair Value
Mature within one year	$2,751	$2,750
Mature after one year through three years	494	496

Total	$3,245	$3,246

CALIPER LIFE SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Cash, Cash Equivalents and Marketable Securities (Continued)

        The following is a summary of available-for-sale securities as of December 31, 2006 (in thousands):

	Amortized Cost	Gross Unrealized Losses	Gross Unrealized Gains	Estimated Fair Value
Cash and money market funds(1)	$11,634	$—	$—	$11,634
Bonds of the U.S. Government and its agencies(2)	1,766	(5)	1	1,762
Corporate debt securities(2)	11,455	(11)	97	11,541

	$24,855	$(16)	$98	$24,937

(1)
Reported as cash and cash equivalents

(2)
Reported as marketable securities

        The following is a summary of the cost and estimated fair value of available-for-sale securities at December 31, 2006, by contractual maturity (in thousands):

	Amortized Cost	Estimated Fair Value
Mature within one year	$11,783	$11,775
Mature after one year through three years	1,438	1,528

Total	$13,221	$13,303

        Gross realized gains and losses on sales of available-for-sale securities have been included within other income in Caliper's statement of operations and were not material in 2007, 2006 and 2005. Caliper utilizes the specific identification basis to reclassify amounts out of accumulated other comprehensive income into earnings.

        As of December 31, 2007 and 2006, Caliper held available-for-sale securities having an aggregate value of $3.2 million and $13.3 million, respectively. Unrealized gains and losses pertaining to underlying individual securities were not material in either year. Although available to be sold to meet operating needs or otherwise, securities are generally held through maturity. Therefore, such unrealized losses are deemed temporary and have been included within accumulated other comprehensive income.

CALIPER LIFE SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Inventories

        Inventories are stated at the lower of cost (determined on a first-in, first-out basis, or "FIFO") or market. Amounts are relieved from inventory and recognized as a component of cost of sales on a FIFO basis. Inventories consist of the following (in thousands):

	December 31,
	2007	2006
Raw material	$11,228	$9,998
Work-in-process	561	1,380
Finished goods	7,783	7,380

Inventories	$19,572	$18,758

        Caliper reserves or writes off the cost of inventory which it specifically identifies and considers to be obsolete or excess. Caliper defines obsolete inventory as inventory that will no longer be used in the manufacturing process. Excess inventory is generally defined as inventory in excess of projected usage, and is determined using management's best estimate of future demand at the time, based upon information then available to Caliper. Caliper uses a twelve-month demand forecast and, in addition to the demand forecast, Caliper also considers: (1) parts and subassemblies that can be used in alternative finished products, (2) parts and subassemblies that are unlikely to be impacted by engineering changes, and (3) known design changes which would reduce Caliper's ability to use the inventory as planned. During 2007, 2006 and 2005, respectively, Caliper recorded charges of $1.3 million, $238,000 and $23,000, respectively, to cost of product revenues for excess and obsolete inventories.

5. Property and Equipment

        Property and equipment consists of the following (in thousands):

		December 31,
Asset Classification	Estimated Useful Life	2007	2006
Machinery and equipment	2-5 years	$17,452	$16,803
Computers and information systems	3-5 years	7,542	7,080
Office equipment, furniture and fixtures	5 years	2,112	2,109
Leasehold improvements	Shorter of estimated useful life or life of lease	13,004	12,498

		40,110	38,490
Accumulated depreciation and amortization		(28,633)	(25,308)

Property and equipment, net		$11,477	$13,182

        Depreciation expense, including amortization of assets under capital leases, was $3.8 million, $3.6 million, and $3.1 million for the years ended December 31, 2007, 2006, and 2005, respectively. The amortization of assets recorded under capital leases is not material and is included within depreciation expense in the current period.

CALIPER LIFE SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Goodwill and Intangibles

  Goodwill

        Goodwill was adjusted by $0.1 million during 2007 upon finalization of the accounting for Caliper's acquisition of Xenogen in 2006. No amount of the goodwill balance at December 31, 2007 is deductible for income tax purposes.

  Intangibles

        As of December 31, 2007, intangible assets consist of the following (in thousands):

Asset Classification	Weighted Average Amortization Period	Cost	Accumulated Amortization	Net
Amortized intangible assets:
Core technologies	8.8 years	$30,113	$(4,790)	$25,323
Developed and contract technologies	5.7 years	25,633	(16,206)	9,427
Customer contracts, lists and relationships	8.3 years	10,110	(5,103)	5,007
Other intangibles	1.9 years	477	(270)	207

	7.2 years	66,333	(26,369)	39,964
Unamortized trade name intangible		2,898	—	2,898

Total intangible assets		$69,231	$(26,369)	$42,862

        As of December 31, 2006, intangible assets consisted of the following (in thousands):

Asset Classification	Weighted Average Amortization Period	Cost	Accumulated Amortization	Net
Amortized intangible assets:
Core technologies	8.8 years	$30,113	$(1,348)	$28,765
Developed and contract technologies	5.7 years	25,634	(11,349)	14,285
Customer contracts, lists and relationships	6.5 years	10,110	(3,394)	6,716
Other intangibles	2.3 years	230	(88)	142

	7.2 years	66,087	(16,179)	49,908
Unamortized trade name intangible		2,898	—	2,898

Total intangible assets		$68,985	$(16,179)	$52,806

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

        In 2006, Caliper recorded charges of $1.7 million related to the impairment of intangible assets established with the acquisition of NovaScreen classified within amortization of intangible assets. The charge consisted of $990,000 related to the NovaScreen trade name and $719,000 related to government grants and contracts each of which was written off during the fourth quarter of 2006 based upon the present value of remaining cash flows related to these intangibles. The charge for the trade

CALIPER LIFE SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Goodwill and Intangibles (Continued)

name relates to Caliper's decision to combine its drug discovery screening and profiling services for both in vitro and in vivo research under a new trade name, Caliper Discovery and Alliance Services. The charge for government contracts and grants resulted from non-renewal of government research and development funding, due primarily to increased competition for funding. Caliper did not incur any impairment losses in 2007 or 2005.

        Amortization expense was $10.2 million, $7.1 million and $4.1 million during the years ended December 31, 2007, 2006 and 2005, respectively. Scheduled amortization in future periods is as follows (in thousands):

Years ending December 31:
2008	$8,463
2009	6,216
2010	5,806
2011	5,417
2012	4,855
Thereafter	9,207

$39,964

7. Other Current and Non-current Liabilities

        Other current and non-current liabilities consist of the following (in thousands):

	December 31,
	2007	2006
Accrued bonus	$2,774	$3,639
Accrued vacation and other	3,756	3,778

Total accrued compensation	$6,530	$7,417

Accrued legal	$2,461	$1,337
Accrued warranty	1,684	2,235
Accrued VAT and other taxes	1,716	1,793
Deferred rent	1,310	1,192
Accrued other	5,654	5,006

Total other accrued liabilities	$12,825	$11,563

Deferred rent	$3,850	$5,105
Deferred revenue	2,815	554
Other	151	178

Total other noncurrent liabilities	$6,816	$5,837

CALIPER LIFE SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Other Current and Non-current Liabilities (Continued)

  Warranty Obligation

        Changes in Caliper's warranty obligation during the years ended December 31, 2007 and 2006 are as follows (in thousands):

Balance, December 31, 2005	$1,555
Warranties issued during the period	2,149
Settlements and adjustments made during the period	$(1,469)

Balance, December 31, 2006	2,235
Warranties issued during the period	1,145
Settlements and adjustments made during the period	(1,696)

Balance, December 31, 2007	$1,684

  Deferred Rent

        Deferred rent is comprised of: i) the Hopkinton lease incentive described below; ii) the obligation established in purchase accounting related to the above fair market value lease in Cranbury, New Jersey; and iii) the effects of recording rent escalations on a straight line basis over the applicable lease term.

        In connection with the new Hopkinton lease signed in 2005, Caliper made investments in building alterations and leasehold improvements of approximately $7.3 million, of which the landlord funded approximately $3.7 million, with the balance funded by Caliper. The capitalized leasehold improvements are being amortized over the initial life of the lease. The improvements funded by the landlord are treated as lease incentives under FASB Technical Bulletin No. 88-1, Issues Relating to Accounting for Leases. Accordingly, the funding received from the landlord was recorded as fixed asset additions and a deferred rent liability on the consolidated balance sheet. The deferred rent liability is being amortized as a reduction to rent expense over the life of the lease. In accordance with FASB No. 95, Statement of Cash Flows, cash flows from the landlord for the reimbursement of improvements have been reported within cash from operating activities, while cash flows remitted for the acquisition of leasehold improvements are classified within investing activity cash flows.

8. Credit Facility and Other Long-Term Obligations

        On February 15, 2008, Caliper entered into an Amended and Restated Loan and Security Agreement (Credit Facility) with a bank, which permits Caliper to borrow up to $25 million in the form of revolving loan advances, including up to $5 million in the form of letters of credit. The Credit Facility amends and restates in its entirety a certain Loan and Security Agreement by and among Caliper and the bank dated as of August 9, 2006, as amended. Principal borrowings under the Credit Facility accrue interest at a floating per annum rate equal to the prime rate if Caliper's unrestricted cash held at the bank exceeds or is equal to $25 million, or prime plus one-half of one percentage point if Caliper's unrestricted cash held at the bank is below $25 million. Under the Credit Facility, Caliper is permitted to borrow up to $25 million, provided it maintains unrestricted cash of at least $25 million with the bank, or is otherwise subject to a borrowing base limit consisting of up to (a) 80% of eligible accounts receivable, as defined in the Credit Facility, plus (b) the lesser of 90% of Caliper's

CALIPER LIFE SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Credit Facility and Other Long-Term Obligations (Continued)

unrestricted cash maintained at the bank or $10 million. The Credit Facility matures on June 30, 2009. The Credit Facility will serve as a source of capital for ongoing operations and working capital needs.

        The Credit Facility includes traditional lending and reporting covenants including that certain financial covenants applicable to liquidity and earnings are to be maintained by Caliper and tested as of the last day of each quarter. As of December 31, 2007, Caliper did not comply with one of two liquidity covenants under the Credit Facility (prior to its February 15, 2008 amendment). Subsequent to year end, the bank waived the covenant violations as of December 31, 2007. Caliper, upon receipt of the waiver, expects to remain in compliance with the amended covenants through the Credit Facility's maturity date.

        The Credit Facility also includes several potential events of default such as payment default, material adverse change conditions and insolvency conditions that could cause interest to be charged at prime plus two percentage points, or in the event of any uncured events of default (including non-compliance with liquidity and earnings financial covenants), could result in the bank's right to declare all outstanding obligations immediately due and payable. Should an event of default occur, and based on such default the bank were to decide to declare all outstanding obligations immediately due and payable, Caliper may be required to significantly reduce its costs and expenses, sell additional equity or debt securities, or restructure portions of its business which could involve the sale of certain assets. The sale of additional equity or convertible debt securities may result in additional dilution to Caliper's stockholders. Furthermore, additional capital may not be available on terms favorable to Caliper, if at all. In this circumstance, if Caliper could not significantly reduce its costs and expenses, obtain adequate financing on acceptable terms when such financing is required or restructure portions of its business, Caliper's business would be adversely affected.

        Outstanding obligations under the Credit Facility and Other Obligations consisted of the following (in thousands):

	Interest Rates	Payment Terms	Repayment Schedule	Due Date	December 31, 2007	December 31, 2006
Credit Facility	7.75-8.75%	Interest only	Monthly, Principal at maturity	2009	$12,900	$8,587
Capital Loans	9.57-9.94%	Principal & interest	Monthly	2007	—	98

					12,900	8,685
Less: Current portion of long-term obligations					—	98

Credit Facility					$12,900	$8,587

        At December 31, 2007, Caliper had $4.3 million in available borrowings under the Credit Facility after taking into consideration the February 2008 amendment, outstanding borrowings and $2.8 million restricted for standby letters of credit related under various operating leases.

CALIPER LIFE SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Commitments and Contingencies

  Leases

        As of December 31, 2007, future minimum payments under operating leases (excluding idled facilities accounted for within accrued restructuring) were as follows (in thousands):

Years ending December 31:
2008	$11,237
2009	8,430
2010	5,259
2011	4,271
2012	2,364
Thereafter	5,616

Total minimum lease payments	$37,177

        Rent expense relating to operating leases was approximately $5.8 million in 2007, $4.6 million in 2006, and $3.7 million in 2005.

  Letters-of-Credit

        As of December 31, 2007, Caliper had outstanding standby letters-of-credit, which restrict available borrowing under its Credit Facility, in the outstanding amount of $2.8 million securing facility operating leases.

  Inventory Purchases

        As of December 31, 2007 and 2006, Caliper had a non-cancelable purchase commitment in the amount of approximately $623,000 and $414,000, respectively, with its foreign supplier for the purchase of glass stock used in the manufacture of certain types of its chips.

        As of December 31, 2007 and 2006, Caliper had non-cancelable purchase commitments in the amount of approximately $3.2 million and $2.8 million, respectively, with its CCD camera suppliers for the purchase of cameras used in the manufacture of in vivo imaging instrumentation.

  Royalty Arrangements

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

        On March 30, 2007, Caliper entered into an exclusive license agreement with Monogram Biosciences, Inc. (Monogram). Under the license agreement, Caliper is obligated to pay ongoing

CALIPER LIFE SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Commitments and Contingencies (Continued)

royalties related to product and service revenues that encompass the use of the Monogram patents, and royalty sharing for any sublicense revenue generated by Caliper. A portion of the initial license fee was credited against royalties due to Monogram in 2007. Over the term of the agreement, Caliper owes specified minimum royalties to Monogram, which initially are $100,000 per year, but decline in stages through the term of the agreement.

        During 2002, Caliper entered into an amendment and restatement of Caliper's existing license agreements with UT-Battelle, LLC under which Caliper has obtained an exclusive license to the patents covering the inventions of Dr. J. Michael Ramsey. Royalty obligations to UT-Batelle, which exceeded certain minimums set forth in the amendment, were $346,000, $195,000 and $203,000 in 2007, 2006 and 2005, respectively. Caliper also has an exclusive license from the Trustees of the University of Pennsylvania to certain patents relating to certain microfluidic applications and chip structures. The University of Pennsylvania license includes minimum annual royalty obligations that increase $20,000 per year, up to $160,000 in 2008. Caliper incurred minimum royalties of $140,000, $120,000 and $100,000 in 2007, 2006 and 2005, respectively. Royalty obligations are expensed when incurred.

CALIPER LIFE SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Restructuring Activities

        The following table summarizes the restructuring accrual activity (in thousands):

	Severance and Related	Facilities	Total
Balance, December 31, 2004	$—	$11,605	$11,605
Restructuring credits	—	(1,366)	(1,366)
Interest accretion	—	361	361
Payments	—	(3,370)	(3,370)

Balance, December 31, 2005	—	7,230	7,230

Restructuring charges	—	124	124
Established obligations with Xenogen	3,451	1,046	4,497
Assumed obligations with Xenogen	—	981	981
Interest accretion	—	322	322
Payments	(410)	(3,584)	(3,994)

Balance, December 31, 2006	3,041	6,119	9,160

Restructuring credits	(187)	612	425
Interest accretion	—	372	372
Payments	(2,845)	(4,494)	(7,339)

Balance, December 31, 2007	$9	$2,609	$2,618

        The restructuring liability as of December 31, 2007 reflects the minimum future payment obligations related to base lease rentals and operating charges, net of sub lease income, over the remaining lease lives through April 2011, discounted at the borrowing rate in effect at the time of the restructuring event (5% or 8.75%). The remaining severance and facility obligations are as follows (in thousands):

Years ending December 31:
2008	$2,353
2009	432
2010	198
2011	26

Total minimum payments	3,009
Less: Amount representing interest	(391)

Present value of future payments	2,618
Less: Current portion of obligations	2,112

Noncurrent portion of obligations	$506

        Included within the above obligations is sublease income of $1.0 million in 2008, $0.8 million in 2009 and 2010, and $0.3 million in 2011.

CALIPER LIFE SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Restructuring Activities (Continued)

        The restructuring obligations reflected above resulted from the following actions:

  Facility Closures

        During the period from May 2003 through December 2006, Caliper consolidated certain facilities, the effects of which were originally reflected and have been subsequently adjusted through restructuring charges (credits) in the accompanying statement of operations. These facility closures were accounted for in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, pursuant to which Caliper recorded a liability equal to the fair value of the remaining lease payments as of the cease-use date for each of the closed facilities. Fair value was determined based upon the discounted present value of remaining lease rentals (5% discount rate used), for the space no longer occupied, considering sublease income at each point in time. The two vacated facilities in Mountain View, California each include 28,800 square feet of space. Minimum annual lease and operating expense payments remaining under these leases are approximately $2.0 million in 2008. During 2005, Caliper entered into sublease agreements for approximately 73% of its idled facilities in Mountain View, California. The agreements extend through June 2008, the end of the current lease agreement for the facilities. Basic rent and operating expenses remaining under the subleases is approximately $0.4 million in 2008. In connection with the subleases, $76,000 in deposits is being held by Caliper.

  Xenogen Acquisition

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

  •
  Caliper identified severance and other expenses relating to the involuntary termination of former Xenogen personnel performing general and administrative and manufacturing functions and established an assumed liability of $3.5 million related to this activity. This action reduced the total Xenogen workforce by approximately 34 employees, or approximately 6%. Substantially all affected employees were terminated by December 31, 2006. Based on the actual payments, Caliper has adjusted the accrual by $0.2 million in 2007 and recorded the adjustment in the purchase price allocation.

  •
  Caliper consolidated Xenogen's west coast operations in Alameda, California into a single facility, leaving one facility currently unoccupied. As of August 9, 2006, Caliper established a liability of $1.0 million related to this lease obligation. The fair value of the lease obligation was determined based upon the discounted present value of remaining lease rentals (8.75% discount rate used) for the space no longer occupied, considering the building's sublease income potential. The lease term expires April 30, 2011. During 2007, Caliper has increased the accrual by $0.6 million based upon required tenant improvements, costs incurred or to be incurred, and changes to its estimated sublease income assumptions. The adjustment was recorded in the purchase price allocation.

        Caliper also assumed a $1.0 million obligation related to Xenogen's St. Louis, Missouri facility. The facility closure was previously accounted for by Xenogen in accordance with EITF 94-3, Liability

CALIPER LIFE SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Restructuring Activities (Continued)

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

11. Stockholders' Equity

  Preferred Share Purchase Rights Plan

        In December 2001, the Board of Directors and stockholders of Caliper adopted a Preferred Share Purchase Rights Plan (Rights Plan) under which Caliper issued as a dividend to all holders of its common stock certain rights to acquire additional shares of common stock at a discount price under certain circumstances (Rights). The dividend of the Rights was made to holders of Caliper's common stock on record as of January 8, 2002. Shares of common stock that are newly issued after this date will also carry Rights. The Rights Plan is designed to provide protection to stockholders from unsolicited and abusive takeover tactics, including attempts to acquire control of Caliper at an inadequate price or to treat all stockholders equally. Under the Rights Plan, each stockholder received one Right for each share of Caliper's outstanding common stock held by the stockholder. Each Right will entitle the holder to purchase one one-hundredth of a share of newly designated Series A Junior Participating Preferred Stock of Caliper at an initial exercise price of $100. Initially, the Rights are not detachable from Caliper's common stock and are not exercisable. Subject to certain exceptions, they become immediately exercisable after any person or group (Acquiring Person) acquires beneficial ownership of 15% or more of Caliper's common stock, or 10 business days (or such date as the Board of Directors may determine) after any person or entity announces a tender or exchange offer that would result in a 15% or greater beneficial ownership level. At no time will the Rights have any voting power. If the Rights become exercisable and a buyer becomes an Acquiring Person, all Rights holders, except the Acquiring Person, will be entitled to purchase, for each Right held, $200 worth of Caliper's common stock for $100. Caliper's Board of Directors may amend or terminate the Rights Plan at any time or redeem the Rights prior to the time a person acquires more than 15% of Caliper's common stock. Issuance of the Rights will not affect the financial position of Caliper or interfere with its business plans. Issuance of the Rights will not affect reported earnings per share and will not be taxable to Caliper or Caliper's stockholders except, under certain circumstances, if the Rights become exercisable.

  Warrants

        In connection with Caliper's acquisition of Xenogen, Caliper granted Xenogen stockholders an aggregate of 4,701,733 warrants, and reserved an additional 411,814 warrants for potential issuance upon the exercise of Xenogen warrants (see below) which were assumed by Caliper. Each warrant granted permits the holder to acquire one Caliper common share at an exercise price of $6.79 per share through August 9, 2011. Caliper valued the issued warrants using the Black-Scholes-Merton formula at $1.16 per warrant, or approximately $5.5 million in total for all issued and outstanding

CALIPER LIFE SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Stockholders' Equity (Continued)

warrants. This value is included in additional paid-in capital. Key assumptions used to value the warrants issued were as follows:

Fair market value at issuance	$4.25
Exercise price	$6.79
Expected term	5 years
Volatility	40%
Risk free rate of return	4.87%

        As discussed above, Caliper also assumed certain outstanding Xenogen warrants. As of August 9, 2006, there were 1,830,581 Xenogen warrants outstanding, which were exercisable at $2.91 to $40.75 per warrant. No Xenogen warrants were exercised during 2007. Upon the potential exercise of these warrants, the holders are entitled to receive that number of Caliper shares and warrants that such holder would have been entitled to receive as a Xenogen stockholder as of the acquisition date. The termination date of the Caliper warrants that are to be issued upon the eventual exercise of the Xenogen warrants may not be extended beyond the 5 year expiration date (August 9, 2011).

        The following table summarizes information with respect to warrants assumed from Xenogen which remain outstanding and exercisable at December 31, 2007:

Expiration Date	Exercise Price	Number of Xenogen Warrants	Equivalent Caliper Warrants (.2249 exchange ratio)	Equivalent Caliper Shares (.5792 exchange ratio)
August 2, 2012	$2.91	111,340	25,041	64,488
August 15, 2010	$3.29	1,412,562	317,685	818,156
April 30, 2013	$3.64	288,044	64,781	166,835
October 7, 2009 and February 28, 2010	$15.82	7,900	1,777	4,576
October 18, 2011	$40.74	8,159	1,835	4,726
April 28, 2010	$40.75	2,576	579	1,492

		1,830,581	411,698	1,060,273

  Stock Plans

        The following is a summary of Caliper's stock plans that are in place as of December 31, 2007:

Plan	Plan Shares Authorized	Plan Shares Available	Awards Outstanding	Common Stock Reserved for Future Issuance
Option Plans:
1999 Equity Plan	17,034,894	5,513,902	6,568,425	12,082,327
1999 Directors' Plan	808,917	471,388	330,529	801,917
2001 Non-Statutory Stock Option Plan	500,000	189,516	307,535	497,051
Acquisition Plan	900,000	80,000	600,000	680,000

	19,243,811	6,254,806	7,806,489	14,061,295

1999 Purchase Plan	2,310,153	313,528	—	313,528

CALIPER LIFE SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Stockholders' Equity (Continued)

        In October 1999, Caliper's Board of Directors and stockholders adopted the 1999 Equity Incentive Plan (1999 Equity Plan). The 1999 Equity Plan provided for an automatic annual increase in the shares reserved for issuance for a period of ten years starting in 2000, by the greater of 5% of outstanding shares on a fully-diluted basis or the number of shares that have been made subject to awards granted under the 1999 Equity Plan during the prior 12-month period. Over the 10-year period, the maximum number of shares of common stock subject to incentive stock option grants is limited to 12,820,000 shares. Stock awards under the 1999 Equity Plan may be granted in the form of stock options (incentive and nonstatutory stock options) or stock bonuses (restricted stock and restricted stock units). Each restricted stock unit represents the recipient's right to receive a stock bonus of one share of common stock, subject to vesting or other performance considerations. Stock awards cancelled under the 1999 Equity Plan are made available for future grants. Options granted under the Plan generally have a 10-year term and are subject to vesting provisions as determined by Caliper's Board of Directors. The majority of employee equity awards carry a 4-year vesting term.

        In October 1999, Caliper's Board of Directors and stockholders adopted the 1999 Non-Employee Directors' Stock Option Plan (1999 Directors' Plan) which, as amended and approved by stockholders in June 2007, provides for the automatic grant of options and restricted stock units to non-employee directors. The number of shares reserved for issuance will automatically increase by the greater of 0.3% of outstanding shares on a fully-diluted basis or the number of shares subject to options granted under the 1999 Directors' Plan during the prior 12-month period.

        In December 2001, Caliper's Board of Directors adopted the 2001 Non-Statutory Stock Option Plan (2001 Non-Statutory Plan). Options under the 2001 Non-Statutory Plan cannot be issued to Caliper's current officers and directors and was therefore not required to be voted on and approved by stockholders.

        In June 2003, Caliper's Board of Directors adopted the Acquisition Equity Plan (Acquisition Plan), which provides for the grant of options and restricted shares as inducements to retain key employees in connection with a significant acquisition. In July 2003, Caliper granted 600,000 options and 275,000 shares of restricted common stock under this plan in connection with the Zymark acquisition.

        In October 1999, Caliper's Board of Directors and stockholders adopted the 1999 Employee Stock Purchase Plan (1999 Purchase Plan). The initial number of shares reserved was 300,000 and under the 1999 Equity Plan, the number of shares reserved for issuance automatically increases annually by the greater of 0.5% of outstanding shares on a fully-diluted basis, or the number of shares issued under the 1999 Purchase Plan during the prior 12-month period. The automatic share reserve increase may not exceed 3 million shares in aggregate over the 10-year period.

        The 1999 Purchase Plan permits eligible employees to acquire shares of Caliper's common stock through payroll deductions of up to 10% of their gross earnings. No employee may participate in the 1999 Purchase Plan if, immediately after the grant, the employee has voting power over 5% or more of the outstanding capital stock. The Board may specify offerings of up to 27 months under the terms of the plan; however, Caliper's Board of Directors has currently limited offering periods to six months. Unless the Board determines otherwise, common stock may be purchased at the lower of 85% of the fair market value of Caliper's common stock on the first day of the offering or 85% of the fair market value of Caliper's common stock on the purchase date. The initial offering period began on the effective date of the initial public offering. Caliper issued 296,549, 249,414 and 208,031 shares under

CALIPER LIFE SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Stockholders' Equity (Continued)

the 1999 Purchase Plan in the years 2007, 2006 and 2005, respectively, at a weighted average price of $3.91, $4.36 and $4.89, respectively.

        A summary of activity under the stock plans, excluding the 1999 Purchase Plan, is as follows:

		Outstanding
				Weighted Average Exercise Price
	Available	Number of Shares	Exercise Price
Balance at December 31, 2006	2,966,537	7,280,382	$0.00-$162.00	$5.81
Authorized	4,467,788	—	—	—
Granted	(1,973,143)	1,973,143	0.00-6.02	5.72
Exercised	—	(425,460)	0.62-5.85	3.91
Vested Restricted Stock	—	(213,069)	—	—
Un-vested Repurchased	15,000	(29,878)	—	—
Forfeited	672,361	(672,361)	0.62-6.40	14.10
Canceled	106,268	(106,268)	0.97-7.44	5.83

Balance at December 31, 2007	6,254,811	7,806,489	0.00-162.00	5.71

Exercisable at December 31, 2007		4,689,680	0.62-162.00	5.60

Exercisable at December 31, 2006		4,823,650	$0.47-162.00	$6.43

  Stock Based Compensation

        On January 1, 2006, Caliper adopted SFAS 123R, which requires all share-based payments to be recognized in the income statement as an operating expense, based on their fair values. Caliper's share-based payment arrangements within the scope of SFAS 123R include options, restricted stock and other forms of stock bonuses, including restricted stock units, awarded under its option plans, and its Employee Stock Purchase Plan (ESPP) which enables participating employees to purchase Caliper's stock at a discount from fair market value. Caliper applied the modified prospective method in adopting SFAS 123R. For stock option awards and ESPP purchases, Caliper estimates the fair value of share-based payments using the Black-Scholes-Merton formula and, for all share-based payments made after the adoption of SFAS 123R, recognizes the resulting compensation expense using a straight-line recognition method over the applicable service period of each award. The fair value of restricted stock awards (including restricted stock units) is determined based upon the fair market value of Caliper's stock on the date of grant. For restricted stock and restricted stock unit awards granted prior to January 1, 2006, Caliper continues to recognize the resulting compensation expense under the accelerated expense attribution method. Periods prior to adoption of SFAS 123R have not been restated. The majority of the incentive and nonstatutory stock option grants and restricted stock awards carry a 4-year vesting term, which is generally the requisite service period. There are typically no acceleration provisions related to the stock option grants or restricted stock awards. The exercise price of stock option grants is equal to the fair market value of Caliper's stock on the date of grant. For certain restricted stock awards that cliff vest, Caliper recognizes the resulting compensation expense using a straight-line recognition method over the applicable service period of each award. Shares issued pursuant to option exercises or restricted stock unit conversion are generally made from previously authorized, but un-issued shares of common stock, or if available, outstanding treasury shares.

CALIPER LIFE SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Stockholders' Equity (Continued)

        Under the modified prospective method, compensation cost recognized in the years ended December 31, 2006 and 2007, includes (a) all share-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standard No. 123 (SFAS 123), Accounting for Stock-Based Compensation, and (b) all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Prior to the adoption of SFAS 123R, forfeitures of unvested awards were accounted for in the period in which they occurred. Effective with the adoption of SFAS 123R estimated prospective forfeitures are included in the determination of compensation cost to be recognized. Caliper applied an expected forfeiture rate of 5% to unvested stock options for which expense was recognized during the years ended December 31, 2006 and 2007.

        Prior to adopting SFAS 123R, Caliper accounted for its stock options and equity awards in accordance with the intrinsic value method under the provisions of APB No.25, and related interpretations. Accordingly, prior to January 1, 2006, no compensation expense was recognized in Caliper's financial statements for stock-based compensation granted to employees other than for awards which had an exercise price less than the fair value of the underlying common stock on the date of grant. Upon the adoption of SFAS 123R, deferred stock-based compensation of $3.0 million was reclassified to additional paid-in capital within stockholders' equity.

        Caliper accounts for options issued to non-employees in accordance with the provisions of SFAS 123R and EITF No. 96-18, Accounting for Equity Instruments that are issued to other than Employees for Acquiring, or in Conjunction with Selling Goods or Services. For the years ended December 31, 2007, 2006 and 2005, compensation expense related to stock-based compensation issued to non-employees was not material.

        Stock-based compensation expense is included within costs and expenses as follows (in thousands):

	Years Ended December 31,
	2007	2006	2005
Cost of product revenue	$422	$506	$166
Cost of service revenue	121	151	21
Research and development	835	975	280
Selling, general and administrative	3,783	3,938	1,118

Total	$5,161	$5,570	$1,585

CALIPER LIFE SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Stockholders' Equity (Continued)

        The following table illustrates the effect on net loss and net loss per share as if Caliper had applied the fair value-based method for the year ended December 31, 2005 (in thousands, except per share data):

Net loss:
As reported	$(14,457)
Add: Stock-based employee compensation expense included in reported net loss	1,585
Deduct: Total stock-based employee compensation expense determined under fair value based method	(6,094)

Pro forma net loss	$(18,966)

Net loss per share:
As reported	$(0.46)

Basic and diluted
Pro forma
Basic and diluted	$(0.61)

        The fair value of each option award issued under Caliper's equity plans is estimated on the date of grant using a Black-Scholes-Merton based option pricing model that uses the assumptions noted in the following table. Expected volatilities are based on historical volatility of Caliper's stock and warrants. The expected term of the options is based on Caliper's historical option exercise data taking into consideration the exercise patterns of the option holder during the option's life. The risk-free interest rate is based on the U.S. Treasury yield curve in effect on the date of the grant.

	2007	2006	2005
Expected volatility (%)	39-45	40-46	63
Risk-free interest rate (%)	3.9-5.0	4.63-4.88	3.96
Expected term (years)	3.2-4.2	4.16-4.30	4.1
Expected dividend yield (%)	—	—	—

CALIPER LIFE SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Stockholders' Equity (Continued)

        A summary of stock option and restricted stock unit activity under the Plans as of December 31, 2007, and changes during the year then ended as follows:

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 31, 2006	6,713,292
Granted	1,650,645
Exercised	(425,460)
Canceled	(778,629)

Outstanding at December 31, 2007	7,159,848	$5.69	6.50	$4,248

Exercisable at December 31, 2007	4,689,680	$5.60	5.21	$4,036

Unvested at December 31, 2007	2,470,168	$5.85	8.94	$212

Restricted Stock Units	Shares
Outstanding and non-vested at December 31, 2006	567,090
Granted	322,498
Vested	(213,069)
Unvested repurchases	(29,878)

Outstanding and non-vested at December 31, 2007	646,641

        Restricted stock units do not carry an exercise price and typically vest over a four-year period, although the vesting period of certain awards may vary. As of December 31, 2007, the weighted average remaining vesting term is 2.12 years and the aggregate intrinsic value of outstanding and non-vested restricted stock is approximately $3.6 million.

        During the twelve months ended December 31, 2007, Caliper granted 1,650,645 options at a weighted average grant date fair value of $2.16 per share, and 322,498 restricted stock units at a weighted average grant date fair value of $5.64 per share. The total intrinsic value of options exercised during the year ended December 31, 2007 was approximately $0.8 million. The total fair value of restricted stock that vested during the year ended December 31, 2007 was approximately $1.3 million.

        As of December 31, 2007, there was $7.2 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average remaining service (vesting) period of approximately 2.62 years.

CALIPER LIFE SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Income Taxes

        The components of the provision (benefit) for income taxes are as follows (in thousands):

	Years Ended December 31,
	2007	2006	2005
Federal	$—	$(337)	$—
State	125	2	42
Foreign	159	231	72

Total	$284	$(104)	$114

        Total foreign pre-tax income (loss) was $1.0, $(0.2) and $1.5 million in 2007, 2006 and 2005, respectively. As a result of its historic operating loss position, Caliper has recorded no provision (benefit) for U.S. federal taxes for any period except for the tax benefit recorded in 2006 related to the write off of the NovaScreen trade name. In addition, no foreign tax benefit was recognized in jurisdictions in which foreign losses were incurred during 2007, 2006 and 2005.

        A reconciliation of income taxes at the statutory federal income tax rate to net income taxes included in the accompanying statements of operations is as follows (in thousands):

	Years Ended December 31,
	2007	2006	2005
Income tax provision (benefit):
At federal statutory rate	$(8,091)	$(9,837)	$(4,876)
State	125	2	42
Foreign	159	231	72
Permanent differences:
Stock Compensation	1,067	1,401	(94)
In-process research and development	—	985	—
Other	101	(244)	121
Unutilized net operating losses	6,923	7,358	4,849

Total	$284	$(104)	$114

CALIPER LIFE SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Income Taxes (Continued)

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets for financial reporting purposes and the amounts used for income tax purposes. Significant components of Caliper's deferred tax assets for federal and state income taxes are as follows (in thousands):

	December 31,
	2007	2006	2005
Net operating loss carryforwards	$105,863	$101,248	$52,991
Research credit carryforwards	14,530	15,052	7,738
Capitalized research and development	482	616	2,567
Restructuring accrual	1,034	2,582	2,892
Intangible assets	(15,722)	(19,673)	(6,330)
Non-amortized intangibles	(1,130)	(1,130)	(386)
Other, net	8,057	6,700	4,290

Net deferred tax assets	113,115	105,395	63,762
Valuation allowance	(114,245)	(106,525)	(64,148)

Total	$(1,130)	$(1,130)	$(386)

        As of December 31, 2007, Caliper had federal and state net operating loss carryforwards of approximately $295.6 million and $97.2 million, respectively. Caliper also had federal and state research and development tax credit carryforwards of approximately $11.0 million and $3.6 million, respectively. The federal net operating loss and credit carryforwards will expire at various dates through 2027 beginning in the year 2008, if not utilized. State net operating losses of approximately $0.1 million expired in 2007. The current remaining state net operating losses have varying expiration dates through 2017.

        As of December 31, 2007, Caliper had federal and state net operating loss carryforwards of approximately $295.6 million and $97.2 million, respectively. Caliper also had federal and state research and development tax credit carryforwards of approximately $11.0 million and $3.6 million, respectively. The federal net operating loss and credit carryforwards will expire at various dates through 2027 beginning in the year 2008, if not utilized. State net operating losses of approximately $0.1 million expired in 2007. The current remaining state net operating losses have varying expiration dates through 2017.

        Because of Caliper's lack of earnings history and the uncertainty of realizing these net operating losses, the deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $7.7 million, $42.4 million and $1.5 million during the years ended December 31, 2007, 2006 and 2005, respectively. The 2006 change in valuation allowance includes approximately $37.0 million of valuation allowance recorded in connection with the acquisition of Xenogen. Future reversals of such allowance, when they occur, will be recorded as reductions to goodwill.

        Included in the federal net operating loss carryforwards are approximately $14.7 million of loss carryforwards resulting from past stock option exercises to the future potential tax benefit related to stock options will be credited to stockholder's equity once they are realized.

        Utilization of the federal and state net operating losses and credits may be subject to a substantial limitation due to the change in ownership provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization. The acquisition of Xenogen resulted in Xenogen stockholders owning approximately

CALIPER LIFE SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Income Taxes (Continued)

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

        The following table summarizes the activity related to our gross unrecognized tax benefits from January 1, 2007 to December 31, 2007 (in thousands):

Balance as of January 1, 2007	$333
Increases related to prior years' tax provisions	43
Decreases related to prior years' tax provisions	—
Increases related to current years' tax provisions	—
Decreases related to settlements with taxing authorities	—
Decreases related to lapsing of statute of limitations	—

Balance as of December 31, 2007	$376

        In the ordinary course of Caliper's business, its income tax filings are regularly under audit by tax authorities. While Caliper believes it has appropriately provided for all uncertain tax positions, amounts asserted by taxing authorities could be greater or less than our accrued position. Accordingly, additional provisions on income tax matters, or reductions of previously accrued provisions, could be recorded in the future as we revise our estimates due to changing facts and circumstances or the underlying matters are settled or otherwise resolved. Federal and certain state taxes for the years 2004 through 2006 are subject to examination, as well as foreign jurisdiction tax returns covering these same periods.

        Caliper recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. Interest and penalties accrued as of December 31, 2007 were not material.

13. 401(k) Plans

        Caliper has a 401(k) plan qualified under section 401(k) of the Internal Revenue code that is available to all eligible employees as defined in the plan. Caliper has not historically matched employee contributions.

        Caliper's NovaScreen subsidiary had a 401(k) plan qualified under section 401(k) of the Internal Revenue code that was available to all eligible employees as defined in the plan through April 30, 2006. In May, 2006, the NovaScreen 401(k) plan was merged into the Caliper 401(k) plan. NovaScreen may make discretionary contributions to the Plan based on a percentage of each employee's contributions. NovaScreen made contributions of $9,000 and $14,000 for the years ended December 31, 2006 and 2005, respectively.

CALIPER LIFE SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. 401(k) Plans (Continued)

        Caliper's Xenogen subsidiary had a 401(k) plan qualified under section 401(k) of the Internal Revenue Code that was available to all eligible employees as defined in the Plan through April 17, 2007. In April 2007, the Xenogen 401(k) Plan was merged into the Caliper 401(k) Plan. Under the Plan, employees could contribute up to 40% of their eligible compensation, with Xenogen making discretionary matching contributions, subject to certain IRS limitations. Xenogen had not made any discretionary matching contributions to the Plan.

14. Supplemental Disclosure of Cash and Non-Cash Activities

        The following is a summary of supplemental disclosure of cash flow information related to acquisitions (in thousands):

Year Ended December 31, 2006
Stock issued for acquisition of Xenogen	$52,149
Warrants issued for acquisition of Xenogen	5,476
Value of Xenogen warrants assumed in acquisition	1,655

Total non-cash consideration	59,280
Non-cash assets and liabilities	52,080

Xenogen cash acquired, net of $2.8 million in acquisition costs	$7,200

Year Ended December 31, 2005
Stock issued for acquisition of NovaScreen	$17,600
Non-cash assets and liabilities	22,234

Cash paid for NovaScreen, including $1.2 million in acquisition costs, net of cash acquired	$(4,634)

        The following table is a summary of supplemental disclosure of significant non-cash investing and financing activities (in thousands):

	Year Ended December 31,
	2007	2006	2005
Purchase price adjustment for acquisitions	$(61)	$(188)	$—
Non-cash purchase of property and equipment	$—	$400	$—

15. Legal Proceedings

        Commencing on June 7, 2001, Caliper and three of its officers and directors (David V. Milligan, Daniel L. Kisner and James L. Knighton) were named as defendants in three securities class action lawsuits filed in the United States District Court for the Southern District of New York. The cases have been consolidated under the caption, In re Caliper Technologies Corp. Initial Public Offering Securities Litigation, 01 Civ. 5072 (SAS) (GBD). Similar complaints were filed against approximately 300 other

CALIPER LIFE SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Legal Proceedings (Continued)

public companies that conducted initial public offerings of their common stock during the late 1990s (the "IPO Lawsuits"). On August 8, 2001, the IPO Lawsuits were consolidated for pretrial purposes before United States Judge Shira Scheindlin of the Southern District of New York. Together, those cases are denominated In re Initial Public Offering Securities Litigation, 21 MC 92(SAS). On April 19, 2002, a Consolidated Amended Complaint was filed alleging claims against Caliper and the individual defendants under Sections 11 and 15 of the Securities Act of 1933, and under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as well as Rule 10b-5 promulgated thereunder. The Consolidated Amended Complaint also names certain underwriters of Caliper's December 1999 initial public offering of common stock as defendants. The Complaint alleges that these underwriters charged excessive, undisclosed commissions to investors and entered into improper agreements with investors relating to aftermarket transactions. The Complaint seeks an unspecified amount of money damages. Caliper and the other issuers named as defendants in the IPO Lawsuits moved on July 15, 2002, to dismiss all claims on multiple grounds. By Stipulation and Order dated October 9, 2002, the claims against Messrs. Milligan, Kisner and Knighton were dismissed without prejudice. On February 19, 2003, the Court granted Caliper's motion to dismiss all claims against it. Plaintiffs were not given the right to replead the claims against Caliper. The time to appeal the dismissal has not yet expired. On December 5, 2006 the Court of Appeals for the Second Circuit issued an opinion reversing Judge Scheindlin's prior certification of the plaintiff classes in several "focus" cases pending before her as part of the consolidated IPO Lawsuits. As a result of this ruling, on June 25, 2007, Judge Scheindlin issued an order terminating the settlement that had previously been agreed to among the plaintiffs, the issuers and their insurers. The parties in the "focus" cases have agreed to a schedule for the filing of papers seeking certification of a new class of plaintiffs, which is presently not scheduled to be completed until April 2008. The final resolution of this litigation is not expected to have a material impact on Caliper.

        Previously, Caliper was party to a lawsuit brought by AntiCancer, Inc. against Xenogen Corporation (now a wholly owned subsidiary of Caliper) in 2005, which initially alleged that Xenogen infringed five patents of AntiCancer. Xenogen counterclaimed against AntiCancer in 2005, alleging that AntiCancer infringed four of Xenogen's patents. The case was scheduled to proceed to a Markman hearing in May 2008. However, on February 25, 2008, Caliper and AntiCancer entered into a settlement agreement pursuant to which the parties agreed to dismiss with prejudice all claims and counterclaims brought against each other in connection with this litigation. In connection with the settlement agreement, Caliper and AntiCancer also entered into a cross-licensing agreement. Under the cross-license agreement Caliper acquired the right to sublicense AntiCancer's fluorescent protein optical imaging patents to third-parties, alongside Caliper's own portfolio of in vivo fluorescent and bioluminescent optical imaging patents, and AntiCancer acquired the right to sublicense Caliper's optical imaging patents, in the field of fluorescent protein imaging, to a specified annual number of third parties throughout the life of the cross-license agreement, alongside AntiCancer's own fluorescent protein optical imaging patents. In addition, each company received a royalty free license from the other for internal and contract research operations. Under the cross-license agreement, Caliper and AntiCancer will share in any revenues generated by the licensing of their proprietary imaging technologies in the field of fluorescent protein imaging. No other payments will be made for either the settlement or cross-licensing agreements.

        Caliper has been engaged in litigation in New York State Supreme Court with Young & Partners LLC (Young), an investment banking firm that was engaged by Caliper between August 2004 and

CALIPER LIFE SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Legal Proceedings (Continued)

September 2005, regarding whether Caliper owed a fee to Young for Caliper's acquisition of Xenogen Corporation, which closed in August 2006. The lawsuit was filed by Young in October 2006. Young is seeking payment of the fee that it believes it is owed, approximately $1.1 million, plus accrued interest, and payment of attorneys' fees. A two-day bench trial regarding this dispute was held on February 7 and 8, 2008. On the basis of these proceedings, Caliper has recorded an accrual as of December 31, 2007 based on its estimate of the probable loss exposure. The final decision of the Court is expected on April 2, 2008.

        From time to time Caliper is involved in litigation arising out of claims in the normal course of business, and when a probable loss contingency arises, records a loss provision based upon actual or possible claims and assessments. The amount of possible claim recorded is determined on the basis of the amount of the actual claim, when the amount is both probable and the amount of the claim can be reasonably estimated. If a loss is deemed probable, but the range of potential loss is wide, Caliper records a loss provision based upon the low end estimate of the probable range and adjusts that estimate in future periods as more information becomes available. Litigation loss provisions, when made, are reflected within general and administrative expenses in the Statement of Operations and are included within accrued legal expenses in the accompanying balance sheet. Based on the information presently available, management believes that there are no outstanding claims or actions pending or threatened against Caliper, the ultimate resolution of which will have a material adverse effect on our financial position, liquidity or results of operations, although the results of litigation are inherently uncertain, and adverse outcomes are possible.

16. Geographic Data

        SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information of those segments to be presented in interim financial reports issued to stockholders. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions of how to allocate resources and assess performance. Caliper's chief decision maker, as defined under SFAS No. 131, is the chief executive officer. Caliper views its operations and manages its business as one operating segment.

CALIPER LIFE SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Geographic Data (Continued)

        The table below presents Caliper's activities by geographical location (in thousands). Caliper attributes revenue to geographic locations based upon customer service and business development activities.

	2007	2006	2005
Revenue:
United States	$88,262	$67,614	$58,587
Europe	34,117	28,244	20,224
Asia	16,104	9,516	5,963
Other	2,224	2,497	2,235

	$140,707	$107,871	$87,009

Net loss:
United States	$(31,806)	$(33,484)	$(14,738)
Europe	1,330	2,263	273
Asia	6,169	1,971	61
Other	227	316	(53)

	$(24,080)	$(28,934)	$(14,457)

Property and equipment, net:
United States	$11,249	$12,973	$11,844
Europe	224	204	167
Asia	4	5	8

	$11,477	$13,182	$12,019

Net Assets:
United States	$138,968	$155,486	$116,730
Europe	3,898	2,985	2,465
Asia	(2,222)	(1,522)	(1,173)
Other	542	460	416

	$141,186	$157,409	$118,438

        For all periods presented, no individual country within Europe, Asia or other exceeded 10% of the consolidated totals for revenue, net loss, property and equipment and net assets. Caliper's other long-lived assets include restricted cash, goodwill, intangible assets and other assets which are primarily located in the United States.

17. Quarterly Financial Data (Unaudited)

        The following table sets forth a summary of our unaudited quarterly operating results for each of the eight quarters up through the year ended December 31, 2007. This data has been derived from our unaudited consolidated interim financial statements which, in our opinion, have been prepared in substantially the same basis as the audited consolidated financial statements contained elsewhere in this Annual Report on Form 10-K and include all normal recurring adjustments necessary for a fair presentation of the financial information for the periods presented. These unaudited quarterly results should be read in conjunction with our consolidated financial statements and notes thereto included in

CALIPER LIFE SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Quarterly Financial Data (Unaudited) (Continued)

this Annual Report on Form 10-K. The operating results in any quarter are not necessarily indicative of the results that may be expected for any future period.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2007
Total revenue	$28,440	$35,290	$36,721	$40,256
Gross profit(1)	8,571	11,972	11,887	15,971
Operating loss	(9,566)	(5,996)	(2,648)	(5,618)
Net loss	(9,597)	(6,320)	(2,428)	(5,735)
Basic and diluted loss per share	$(0.20)	$(0.13)	$(0.05)	$(0.13)
Year ended December 31, 2006
Total revenue	$22,299	$24,326	$26,526	$34,720
Gross profit(1)	9,671	12,761	9,482	15,362
Operating loss	(4,559)	(2,382)	(13,759)	(9,285)
Net loss	(4,449)	(2,065)	(13,533)	(8,887)
Basic and diluted loss per share	$(0.13)	$(0.06)	$(0.33)	$(0.23)

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

Caliper Life Sciences, Inc.

Schedule II—VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period
	(In thousands)
Year ended December 31, 2007:
Allowance for doubtful accounts	$582	$793	$55	$1,320
Valuation allowance for deferred tax assets	106,525	7,720	—	114,245

	$107,107	$8,513	$55	$115,565

Year ended December 31, 2006:
Allowance for doubtful accounts	$482	$148	$48	$582
Valuation allowance for deferred tax assets	64,148	42,377	—	106,525

	$64,630	$42,525	$48	$107,107

Year ended December 31, 2005:
Allowance for doubtful accounts	$475	$121	$114	$482
Valuation allowance for deferred tax assets	62,687	1,461	—	64,148

	$63,162	$1,582	$114	$64,630

EXHIBIT INDEX

Exhibits:

Exhibit Number	Description of Document
2.1(14)	Stock Purchase Agreement, by and among Caliper, Berwind Corporation and The Berwind Company LLC, dated June 9, 2003.
2.2(14)	Amendment No. 1 to the Stock Purchase Agreement, by and among Caliper, Berwind Corporation and The Berwind Company LLC, dated July 10, 2003.
2.3(17)	Amendment No. 2 to the Stock Purchase Agreement, by and among Caliper, Berwind Corporation and The Berwind Company LLC, dated April 1, 2004.
2.4(18)	Agreement and Plan of Merger, among Caliper Life Sciences, Inc., Caliper Services, Inc. and NovaScreen Biosciences Corporation, dated as of September 7, 2005.
2.5(22)	Agreement and Plan of Merger, among Caliper Life Sciences, Inc., Caliper Holdings, Inc. and Xenogen Corporation, dated as of February 10, 2006.
3.1(17)	Amended and Restated Certificate of Incorporation of Caliper.
3.2(7)	Certificate of Designation of Series A Junior Participating Preferred Stock.
3.3(25)	Amended and Restated Bylaws of Caliper.
4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.
4.11(26)	Registration Rights Agreement by and between Caliper and The Berwind Company LLC, dated as of December 18, 2007.
4.2(19)	Specimen Stock Certificate.
4.3(8)	Rights Agreement, dated as of December 18, 2001, between Caliper and Wells Fargo Bank Minnesota, N.A., as Rights Agent.
10.1(1)	Lease Agreement, dated December 1, 1998, between Caliper and 605 East Fairchild Associates, L.P.
10.2(1)(2)	1996 Equity Incentive Plan.
10.3(1)(2)	1999 Equity Incentive Plan.
10.4(1)(2)	1999 Employee Stock Purchase Plan.
10.5(2)(23)	1999 Non-Employee Directors' Stock Option Plan.
10.6(2)(19)	Form of Grant Agreement for 1999 Equity Incentive Plan—Option Awards.
10.7(2)(19)	Form of Grant Agreement for 1999 Equity Incentive Plan—Restricted Stock Unit Awards.
10.8(2)(19)	Form of Grant Agreement for 1999 Non-Employee Directors' Stock Option Plan.
10.9(1)(2)	Form of Indemnification Agreement entered into between Caliper and its directors and executive officers.
10.10(1)(3)	Collaboration Agreement, dated May 2, 1998, between Caliper and Hewlett-Packard Company (now Agilent Technologies, Inc.).
10.11(2)(19)	Form of Stock Option Grant Agreement for Acquisition Equity Incentive Plan.
10.12(2)(19)	Form of Stock Award Agreement for Acquisition Equity Incentive Plan (pro rata vesting).
10.13(2)(19)	Form of Stock Award Agreement for Acquisition Equity Incentive Plan (5 year cliff vesting).
10.17(2)(19)	Non-Employee Directors' Cash Compensation Plan.
10.18(2)(10)	Caliper Performance Bonus Plan.
10.19(2)(19)	Employment Offer Letter dated November 30, 2004 between Caliper and Mr. Thomas T. Higgins.
10.20(2)(10)	Summary Cash Compensation Sheet.
10.23(1)(2)	The Corporate Plan for Retirement Select Plan Adoption Agreement and related Basic Plan Document.
10.27(5)	Lease Agreement, dated June 23, 2000 and effective July 5, 2000, between Caliper and Martin CBP Associates, L.P.
10.29(2)(19)	Key Employee Change of Control and Severance Benefit Plan.

10.30(4)(7)	Cross-License Agreement, dated March 12, 2001 between Aclara Biosciences, Inc. and Caliper.
10.32(3)(6)	Settlement Agreement and Mutual General Release dated March 12, 2001 between Aclara Biosciences, Inc. and Caliper.
10.39(2)(8)	2001 Non-Statutory Stock Option Plan.
10.46(2)(19)	Form of Grant Agreement for 2001 Non-Statutory Stock Option Plan.
10.48(2)(9)	Key Employee Agreement, dated July 1, 2002, between Caliper and Dr. Daniel Kisner.
10.52(3)(15)	Sole Commercial Patent License Agreement, effective September 1, 1995, between UT-Battelle, LLC, the successor to Lockheed Martin Energy Research Corporation, and Caliper, as amended on November 1, 2002.
10.55(3)(11)	Collaboration Agreement, dated June 4, 2003, between Caliper and Bio-Rad Laboratories, Inc.
10.56(2)(12)	Key Employee Agreement, dated July 14, 2003, between Caliper and E. Kevin Hrusovsky.
10.62(2)(13)	Acquisition Equity Incentive Plan.
10.63(2)(16)	Key Employee Agreement Amendment, dated December 24, 2003, between Caliper and Dr. Daniel L. Kisner.
10.64(2)(16)	Consulting Agreement, dated January 1, 2004, between Caliper and Dr. David V. Milligan.
10.66(3)(16)	Collaboration and Supply Agreement, dated January 9, 2004, among Caliper, Zymark Corporation and Affymetrix, Inc.
10.67(2)	Offer Letter dated September 7, 2005 between Caliper Life Sciences, Inc. and David M. Manyak, Ph.D.
10.68(27)	Loan and Security Agreement, dated as of August 9, 2006, by and among Caliper, Silicon Valley Bank and NovaScreen Biosciences Corporation.
10.69(28)	Joinder Agreement, dated as of September 28, 2006, by and among Caliper, Silicon Valley Bank, Xenogen Corporation, Xenogen Biosciences Corporation, and NovaScreen Biosciences Corporation.
10.70(29)	First Loan Modification Agreement dated as of February 26, 2007, by and among Caliper, Silicon Valley Bank, NovaScreen Biosciences Corporation, Xenogen Corporation, and Xenogen Biosciences Corporation.
10.71(20)(21)	Agreement, dated as of May 5, 2000, between the Board of Trustees of the Leland Stanford Junior University and Xenogen Corporation.
10.72(2)	Consulting Agreement, dated as of October 17, 2006, between Caliper and Pamela Contag.
10.73	Amended and Restated Loan and Security Agreement, dated as of February 15, 2008, by and among Caliper, Silicon Valley Bank, Xenogen Corporation, Xenogen Biosciences Corporation and NovaScreen Biosciences Corporation.
21.1(24)	Subsidiaries of the Registrant.
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney (reference is made to the signature page of this report).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a).
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)
Previously filed as the like-numbered Exhibit to our Registration Statement on Form S-1, as amended, File No. 333-88827, filed on October 12, 1999 and incorporated by reference herein.

(2)
Management contract or compensatory plan or arrangement.

(3)
Confidential treatment has been granted for a portion of this exhibit.

(4)
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

(18)
Previously filed as Exhibit 2.1 to our Registration Statement on Form S-3, File No. 333-129192, filed October 21, 2005 and incorporated by reference herein.

(19)
Previously filed as the like-numbered Exhibit to Form 10-K for the year ended December 31, 2004 and incorporated by reference herein.

(20)
Previously filed as Exhibit 10.3 to Form 10-Q for the quarterly period ended September 30, 2006 and incorporated by reference herein.

(21)
Confidential treatment has been requested for a portion of this exhibit.

(22)
Previously filed as the like numbered Exhibit to Form 10-K for the year ended December 31, 2005 and incorporated by reference herein.

(23)
Previously filed as Exhibit 10.2 to Form 10-Q for the quarterly period ended June 30, 2007 and incorporated by reference herein.

(24)
Previously filed as the like numbered Exhibit to Form 10-K for the year ended December 31, 2006 and incorporated by reference herein.

(25)
Previously filed as Exhibit 3.1 to Current Report on Form 8-K filed on March 2, 2007 and incorporated by reference herein.

(26)
Previously filed as the like-numbered Exhibit to our Registration Statement on Form S-3, as amended, File No. 333-147571, filed on November 21, 2007, and incorporated by reference herein.

(27)
Previously filed as Exhibit 10.1 to Form 10-Q for the quarterly period ended September 30, 2006 and incorporated by reference herein.

(28)
Previously filed as Exhibit 10.2 to Form 10-Q for the quarterly period ended September 30, 2006 and incorporated by reference herein.

(29)
Previously as Exhibit 10.1 to Form 8-K filed March 2, 2007 and incorporated by reference herein.

QuickLinks

CALIPER LIFE SCIENCES, INC. FORM 10-K For the Fiscal Year Ended December 31, 2007 TABLE OF CONTENTS
INFORMATION REGARDING FORWARD-LOOKING STATEMENTS
PART I
  Item 1. Business
  Item 1A. Risk Factors
  Item 1B. Unresolved Staff Comments
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
  Item 9B. Other Information
PART III
  Item 10. Directors, Executive Officers and Corporate Governance
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions and Director Independence
  Item 14. Principal Accountant Fees and Services
PART IV
  Item 15. Exhibits and Financial Statement Schedules
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
CALIPER LIFE SCIENCES, INC. CONSOLIDATED BALANCE SHEETS
CALIPER LIFE SCIENCES, INC. CONSOLIDATED STATEMENTS OF OPERATIONS
CALIPER LIFE SCIENCES, INC. CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
CALIPER LIFE SCIENCES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
Caliper Life Sciences, Inc. Schedule II—VALUATION AND QUALIFYING ACCOUNTS
EXHIBIT INDEX