Form 10-K/A
period 2007-12-31
CALIPER LIFE SCIENCES INC
filed 2008-05-07
CIK 1014672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 2

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes☐    No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
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

EXPLANATORY NOTE

Caliper Life Sciences, Inc. is filing this amendment No. 2 to its Annual Report on Form 10-K, originally filed with the Securities and Exchange Commission on March 14, 2008 and amended on March 17, 2008 (“Amendment No. 1”), solely to correct a typographical error in the Certifications of Principal Executive Officer and Principal Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002 in Amendment No. 1.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)           The following documents are filed as a part of this Annual Report:

(3)           Exhibits:

        The following is a list of exhibits filed as part of this Amendment No. 2 to the Form 10-K:

Exhibit Number	Description of Document

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 2 to the Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

CALIPER LIFE SCIENCES, INC.
	By:	/s/ PETER F. MCAREE
Peter F. McAree
Chief Financial Officer
Date: May 7, 2008

EXHIBIT INDEX

Exhibits:

Exhibit Number	Description of Document

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a).