Form 10-Q
period 2008-03-31
CALIPER LIFE SCIENCES INC
filed 2008-05-09
CIK 1014672

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2008.

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐   No   ☒

NUMBER OF SHARES OF COMMON STOCK OUTSTANDING ON April 30, 2008:  47,781,428

CALIPER LIFE SCIENCES, INC.

EXHIBIT INDEX	19
Ex-31.1 Section 302 Certification of CEO
Ex-31.2 Section 302 Certification of CFO
Ex-32.1 Section 906 Certification of CEO
Ex-32.2 Section 906 Certification of CFO

PART I. FINANCIAL INFORMATION

CALIPER LIFE SCIENCES, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands)

Item 1.    Financial Statements

	March 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$13,643	$15,709
Marketable securities	2,587	3,246
Accounts receivable, net	26,682	30,248
Inventories	23,343	19,572
Prepaid expenses and other current assets	3,834	2,353
Total current assets	70,089	71,128
Property and equipment, net	10,984	11,477
Intangible assets, net	40,335	42,862
Goodwill	80,590	80,836
Other assets	1,051	1,626
Total assets	$203,049	$207,929
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,349	$8,371
Accrued compensation	7,765	6,530
Other accrued liabilities	11,017	12,825
Deferred revenue and customer deposits	18,828	15,553
Current portion of accrued restructuring	1,153	2,112
Total current liabilities	49,112	45,391
Noncurrent portion of accrued restructuring	329	506
Borrowings under credit facility	12,900	12,900
Other noncurrent liabilities	6,950	6,816
Deferred tax liability	1,130	1,130
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized, 47,730,786 and 47,678,611 shares issued and outstanding in 2008 and 2007, respectively	48	48
Additional paid-in capital	375,569	374,629
Accumulated deficit	(244,056)	(234,120)
Accumulated other comprehensive income	1,067	629
Total stockholders’ equity	132,628	141,186
Total liabilities and stockholders’ equity	$203,049	$207,929

See accompanying notes.

CALIPER LIFE SCIENCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2008	2007
Revenues:
Product revenue	$17,665	$15,261
Service revenue	9,008	8,930
License fees and contract revenue	2,614	4,249
Total revenue	29,287	28,440
Costs and expenses:
Cost of product revenue	11,105	9,967
Cost of service revenue	6,098	5,653
Cost of license revenue	284	442
Research and development	5,532	6,774
Selling, general and administrative	13,932	12,607
Amortization of intangible assets	2,490	2,537
Restructuring charges, net	6	26
Total costs and expenses	39,447	38,006
Operating loss	(10,160)	(9,566)
Interest income (expense), net	(155)	7
Other income, net	407	13
Loss before income taxes	(9,908)	(9,546)
Provision for income taxes	(28)	(51)
Net loss	$(9,936)	$(9,597)

Net loss per common share, basic and diluted	$(0.21)	$(0.20)
Shares used in computing net loss per common share, basic and diluted	47,683	46,979

See accompanying notes.

CALIPER LIFE SCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended March 31,
	2008	2007
Operating activities
Net loss	$(9,936)	$(9,597)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	3,452	3.503
Stock-based compensation expense, net	1,010	1,353
Non-cash restructuring charges, net	6	26
Foreign currency exchange gains	(428)	(9)
Changes in operating assets and liabilities:
Accounts receivable	4,021	6,036
Inventories	(3,479)	(3,044)
Prepaid expenses and other current assets	(857)	(1,516)
Accounts payable and other accrued liabilities	170	(1,202)
Accrued compensation	1,049	659
Deferred revenue and customer deposits	3,099	3,387
Other noncurrent liabilities	135	(304)
Payments of accrued restructuring obligations, net	(998)	(3,223)
Net cash from operating activities	(2,756)	(3,931)

Investing activities
Purchases of marketable securities	(1,232)	(1,648)
Proceeds from sales of marketable securities	—	257
Proceeds from maturities of marketable securities	1,883	3,039
Other assets	9	(358)
Purchases of property and equipment	(417)	(370)
Net cash from investing activities	243	920
Financing activities
Payments of obligations under sale-leaseback arrangements	—	(34)
Borrowings under credit facility	2,000	—
Payments of credit facility and other obligations	(2,000)	—
Proceeds from issuance of common stock	48	1,311
Net cash from financing activities	48	1,277
Effect of exchange rates on changes in cash and cash equivalents	399	5
Net decrease in cash and cash equivalents	(2,066)	(1,729)
Cash and cash equivalents at beginning of period	15,709	11,634
Cash and cash equivalents at end of period	$13,643	$9,905

See accompanying notes.

CALIPER LIFE SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(Unaudited)

1. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of Caliper Life Sciences, Inc. and its wholly owned subsidiaries (collectively, the “Company” or “Caliper”) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and generally accepted accounting principles for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules or regulations. The December 31, 2007 consolidated balance sheet has been derived from the Company’s audited financial statements as of that date, but does not include all disclosures required by U.S. generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. However, these unaudited consolidated financial statements should be read in conjunction with Caliper’s Annual Report on Form 10-K for the year ended December 31, 2007.

Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the full fiscal year or for any future periods. For example, the Company typically experiences higher revenue in the fourth quarter of its fiscal year due to spending patterns of its customers, and may realize significant periodic fluctuations in license and contract revenue depending on the timing and circumstances of underlying individual transactions.

Caliper currently operates in one business segment: the development and commercialization of life science instruments and related consumables and services for use in drug discovery and development and other life sciences research.

The accompanying financial statements assume that Caliper’s cash, cash equivalents and marketable securities balance at March 31, 2008 and access to available capital under its credit facility with a bank (the “Credit Facility”) are sufficient to fund operations through at least December 31, 2008 based upon its current operating plan. Caliper’s ability to fund its ongoing operations will depend on many factors, including particularly its ability to increase product and service sales, control margins and operating costs and maintain compliance with the covenants of its Credit Facility. As more fully described in Note 7, certain conditions associated with its Credit Facility could have a potentially adverse impact on its ability to fund planned 2008 operations and its access to capital under its Credit Facility.

Summary of Significant Accounting Principles

The accounting policies underlying the accompanying unaudited consolidated financial statements are those set forth in Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC. Those policies are not presented herein, except to the extent that new policies have been adopted or that the description of existing policies has been meaningfully updated.

Fair Values of Assets and Liabilities

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (“SFAS No. 157”), effective for financial statements issued for fiscal years beginning after November 15, 2007.  SFAS No. 157 replaces multiple existing definitions of fair value with a single definition, establishes a consistent framework for measuring fair value and expands financial statement disclosures regarding fair value measurements.  SFAS No. 157 applies only to fair value measurements that already are required or permitted by other accounting standards and does not require any new fair value measurements.  In February 2008, the FASB issued FASB Staff Position (FSP) No. 157-2 (“FSP No. 157-2”), which delayed until the first quarter of 2009 the effective date of SFAS No. 157 for nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis.

The adoption of SFAS No. 157 for Caliper’s financial assets and liabilities in the first quarter of 2008 did not have a material impact on our financial position or results of operations.  Our nonfinancial assets and liabilities that meet the deferral criteria set forth in FSP No. 157-2 include goodwill, intangible assets and property, plant and equipment.  Caliper does not expect that the adoption of SFAS No. 157 for these nonfinancial assets and liabilities will have a material impact on its financial position or results of operations.

In accordance with the provisions of SFAS No. 157, Caliper measures fair value at the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The Statement prioritizes the assumption that market participants would use in pricing the asset or liability (the “inputs”) into a three-tier fair value hierarchy.  This fair value hierarchy gives the highest priority (Level 1) to quoted prices in active markets for identical assets or liabilities and the lowest priority (Level 3) to unobservable inputs in which little or no market data exists, requiring companies to develop their own assumptions.  Observable inputs that do not meet the criteria of Level 1, and include quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets and liabilities in markets that are not active, are categorized as Level 2.  Level 3 inputs are those that reflect our estimates about the assumptions market participants would use in pricing the asset or liability, based on the best information available in the circumstances.  Valuation techniques for assets and liabilities measured using Level 3 inputs may include methodologies such as the market approach, the income approach or the cost approach, and may use unobservable inputs such as projections, estimates and management’s interpretation of current market data.  These unobservable inputs are only utilized to the extent that observable inputs are not available or cost-effective to obtain.

On March 31, 2008, Caliper’s investments were valued in accordance with the fair value hierarchy as follows (in thousands):

	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Money market funds	3,265	3,265	—	—
Commercial paper	797	—	797	—
U.S. corporate notes and bonds	2,267	—	2,267	—
Other	132	132	—	—
Total	6,461	3,397	3,064	—

Investments are generally classified Level 1 or Level 2 because they are valued using quoted market prices, broker or dealer quotations, market prices received from industry standard pricing data providers or alternative pricing sources with reasonable levels of price transparency.  Investments in U.S. Treasury Securities and overnight Money market Mutual Funds have been classified as Level 1because these securities are value based upon quoted prices in active markets or because the investments are actively traded.

Income Taxes

Caliper accounts for income taxes in accordance with FAS 109, Accounting for Income Taxes, and accounts for uncertainty in income taxes recognized in financial statements in accordance with FIN 48, Accounting for Uncertainty in Income Taxes.  FIN 48 prescribes a comprehensive model for the recognition, measurement, and financial statement disclosure of uncertain tax positions. Unrecognized tax benefits are the differences between tax positions taken, or expected to be taken, in tax returns, and the benefits recognized for accounting purposes pursuant to FIN 48. Caliper classifies uncertain tax positions as short-term liabilities within accrued expenses.  During the three month period in each of 2008 and 2007, Caliper’s tax provision primarily relates to foreign taxes in jurisdictions where its wholly owned subsidiaries are profitable.

2. Inventories

Inventories are stated at the lower of cost (determined on a first-in, first-out basis, or “FIFO”) or market. Amounts are relieved from inventory and recognized as a component of cost of sales on a FIFO basis. Inventories consist of the following (in thousands):

	March 31, 2008	December 31, 2007
Raw material	$13,079	$11,228
Work-in-process	1,274	561
Finished goods	8,990	7,783
	$23,343	$19,572

3. Intangibles

Intangibles, net, consist of the following assets acquired in connection with previous business combinations (in thousands):

	March 31, 2008	December 31, 2007
Core technologies	$24,462	$25,323
Developed and contract technologies	8,214	9,427
Customer contracts, lists and relationships	4,603	5,007
Trade names	2,898	2,898
Other intangibles	158	207
	$40,335	$42,862

4. Warranty Obligations

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

Changes in Caliper’s warranty obligation are as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Balance at beginning of period	$1,684	$2,223
Warranties issued during the period	114	596
Settlements made during the period	(342)	(597)
Balance at end of period	$1,456	$2,222

5. Comprehensive Loss

Comprehensive loss is as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Net loss	$(9,936)	$(9,597)
Unrealized gain on marketable securities	(8)	(2)
Foreign currency translation gain	446	9
Comprehensive loss	$(9,498)	$(9,590)

6. Restructuring Obligations

The following table summarizes restructuring obligations as of March 31, 2008 and related activity during the three months ended March 31, 2008 (in thousands):

	Severance and Related	Facilities	Total
Balance, December 31, 2007	$9	$2,609	$2,618
Adjustments to estimated obligations	—	(212)	(212)
Interest accretion	—	74	74
Payments	(9)	(989)	(998)
Balance, March 31, 2008	$—	$1,482	$1,482

The remaining facility obligations are payable as follows (in thousands):

Years Ended December 31:
2008 (remainder of fiscal year)	$1,217
2009	355
2010	119
Total minimum payments	1,691
Less: Amount representing interest	(209)
Present value of future payments	1,482
Less: Current portion of obligations	1,153
Non-current portion of obligations	$329

Included in the above obligations is estimated sublease income of $0.5 million in 2008, $0.5 million in each of 2009 and 2010, and $0.2 million in 2011.

The restructuring obligations reflected above resulted from the following actions.

Prior Facility Closures

During the period from May 2003 through December 2006, Caliper consolidated certain facilities, the effects of which were originally reflected and have been subsequently adjusted through restructuring charges (credits) in the accompanying statement of operations. These facility closures were accounted for in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, pursuant to which Caliper recorded a liability equal to the fair value of the remaining lease payments as of the cease-use date for each of the closed facilities. Fair value was determined based upon the discounted present value of remaining lease rentals (using a discount rate of 5%), for the space no longer occupied, considering sublease income at each point in time. The consolidated facilities included two vacated facilities in Mountain View, California.  These facilities are currently 73% sublet through June 30, 2008, which is also the termination date of Caliper’s leases.  As of March 31, 2008, remaining net lease and operating expense payments of approximately $1.0 million remained on these two facilities.

Xenogen Acquisition

In connection with the acquisition of Xenogen Corporation (“Xenogen”), Caliper incurred costs that have been accounted for in accordance with EITF No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, pursuant to which Caliper recorded a liability based on a defined exit plan equal to the fair value of the facility obligations.

In 2006, Caliper consolidated Xenogen’s West Coast operations in Alameda, California into a single facility, leaving one facility unoccupied with the intention to sublease any excess space. As of August 9, 2006, which was the date of the acquisition of Xenogen, Caliper established a liability of $1.0 million related to this lease obligation. The fair value of the lease obligation was determined based upon the discounted present value of remaining lease rentals (using a discount rate of 8.75%) for the space no longer occupied, considering the building’s sublease income potential. The lease term expires April 30, 2011. During 2008, Caliper has decided to re-occupy the space not under sublease in connection with its consolidation of its West Coast operations from Mountain View, California to Alameda, California.  On March 31, 2008, in connection with the 2008 consolidation actions discussed below, Caliper reversed approximately $0.2 million of the restructuring accrual related to the Alameda facility based on the recent plan to re-occupy the space not under sublease and recorded the adjustment to goodwill in the accompanying balance sheet.

In 2006, Caliper also assumed a $1.0 million obligation related to Xenogen’s St. Louis, Missouri facility. The facility closure was previously accounted for in accordance with EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). The fair value of the assumed obligation was determined based upon the discounted present value of remaining lease rentals (using a discount rate of 8.75%) for the space no longer occupied, considering the sublease income potential of the property. The lease term expires April 30, 2011.

2008 Consolidation Plan

In early 2008, Caliper announced its intentions to consolidate its West Coast business operations to reduce overall facility costs and improve productivity and effectiveness of its research and development spending.  The consolidation entails vacating approximately 37,000 square feet of currently occupied space in Mountain View, California during the third quarter of 2008 and moving approximately 33 employees engaged principally in research and development activities from Mountain View, California into Caliper’s facilities in Alameda, California.  The consolidation plan was initiated during the first quarter of 2008 and resulted in first quarter severance and retention charges of approximately $0.4 million in connection with the reduction of approximately 13 positions.  These charges are reflected in the accompanying statement of operations, primarily within research and development and general and administrative expenses.

7. Revolving Credit Facility

On February 15, 2008, Caliper entered into an Amended and Restated Loan and Security Agreement (the “Credit Facility”) with a bank, which permits Caliper to borrow up to $25 million in the form of revolving loan advances, including up to $5 million in the form of letters of credit. The Credit Facility amends and restates in its entirety a certain Loan and Security Agreement by and among Caliper and the bank dated as of August 9, 2006, as amended. Principal borrowings under the Credit Facility accrue interest at a floating per annum rate equal to the prime rate if Caliper’s unrestricted cash held at the bank exceeds or is equal to $25 million, or prime plus one-half of one percentage point if Caliper’s unrestricted cash held at the bank is below $25 million. Under the Credit Facility, Caliper is permitted to borrow up to $25 million, provided it maintains unrestricted cash of at least $25 million with the bank, or is otherwise subject to a borrowing base limit consisting of up to (a) 80% of eligible accounts receivable, as defined in the Credit Facility, plus (b) the lesser of 90% of Caliper’s unrestricted cash maintained at the bank or $10 million. The Credit Facility matures on June 30, 2009. The Credit Facility will serve as a source of capital for ongoing operations and working capital needs.

The Credit Facility includes traditional lending and reporting covenants including that certain financial covenants applicable to liquidity and earnings are to be maintained by Caliper and tested as of the last day of each quarter. As of March 31, 2008, Caliper was in compliance with the covenants.

The Credit Facility also includes several potential events of default such as payment default, material adverse change conditions and insolvency conditions that could cause interest to be charged at prime plus two percentage points, or in the event of any uncured events of default (including non-compliance with liquidity and earnings financial covenants), could result in the bank’s right to declare all outstanding obligations immediately due and payable. Should an event of default occur, and if based on such default the bank were to decide to declare all outstanding obligations immediately due and payable, Caliper may be required to significantly reduce its costs and expenses, sell additional equity or debt securities, or restructure portions of its business which could involve the sale of certain assets. The sale of additional equity or convertible debt securities may result in additional dilution to Caliper’s stockholders. Furthermore, additional capital may not be available on terms favorable to Caliper, if at all. In this circumstance, if Caliper could not significantly reduce its costs and expenses, obtain adequate financing on acceptable terms when such financing is required or restructure portions of its business, Caliper’s business would be adversely affected.

8. Commitments and Contingencies

As of March 31, 2008, future minimum payments under operating leases (excluding idled facilities accounted for within accrued restructuring in the accompanying balance sheet) were as follows (in thousands):

Years ending December 31:
2008 (remainder of fiscal year)	$6,750
2009	8,008
2010	5,652
2011	4,696
2012	4,255
Thereafter	7,218
Total minimum lease payments	$36,578

During March 2008, Caliper amended the lease on its LabChip manufacturing facility to extend the lease term through November 2013.  Annual payments under the lease are approximately $1.8 million.

9. Legal Proceedings

Commencing on June 7, 2001, Caliper and three of its officers and directors (David V. Milligan, Daniel L. Kisner and James L. Knighton) were named as defendants in three securities class action lawsuits filed in the United States District Court for the Southern District of New York. The cases have been consolidated under the caption, In re Caliper Technologies Corp. Initial Public Offering Securities Litigation, 01 Civ. 5072 (SAS) (GBD). Similar complaints were filed against approximately 300 other public companies that conducted initial public offerings of their common stock during the late 1990s (the “IPO Lawsuits”). On August 8, 2001, the IPO Lawsuits were consolidated for pretrial purposes before United States Judge Shira Scheindlin of the Southern District of New York. Together, those cases are denominated In re Initial Public Offering Securities Litigation, 21 MC 92(SAS). On April 19, 2002, a Consolidated Amended Complaint was filed alleging claims against Caliper and the individual defendants under Sections 11 and 15 of the Securities Act of 1933, and under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as well as Rule 10b-5 promulgated thereunder. The Consolidated Amended Complaint also names certain underwriters of Caliper’s December 1999 initial public offering of common stock as defendants. The Complaint alleges that these underwriters charged excessive, undisclosed commissions to investors and entered into improper agreements with investors relating to aftermarket transactions. The Complaint seeks an unspecified amount of money damages. Caliper and the other issuers named as defendants in the IPO Lawsuits moved on July 15, 2002, to dismiss all claims on multiple grounds. By Stipulation and Order dated October 9, 2002, the claims against Messrs. Milligan, Kisner and Knighton were dismissed without prejudice. On February 19, 2003, the Court granted Caliper’s motion to dismiss all claims against it. Plaintiffs were not given the right to replead the claims against Caliper. The time to appeal the dismissal has not yet expired. On December 5, 2006 the Court of Appeals for the Second Circuit issued an opinion reversing Judge Scheindlin’s prior certification of the plaintiff classes in several “focus” cases pending before her as part of the consolidated IPO Lawsuits. As a result of this ruling, on June 25, 2007, Judge Scheindlin issued an order terminating the settlement that had previously been agreed to among the plaintiffs, the issuers and their insurers. The parties in the “focus” cases have briefed plaintiffs’ motion seeking certification of a new class of plaintiffs. The final resolution of this litigation is not expected to have a material impact on Caliper.

Caliper had been engaged in litigation in New York State Supreme Court with Young & Partners LLC (“Young”), an investment banking firm that was engaged by Caliper between August 2004 and September 2005, regarding whether Caliper owed a fee to Young for Caliper’s acquisition of Xenogen Corporation, which closed in August 2006. The lawsuit was filed by Young in October 2006. In this suit, Young sought payment of the fee that it believed it was owed, approximately $1.1 million, plus accrued interest, and payment of attorneys’ fees. A two-day bench trial regarding this dispute was held on February 7 and 8, 2008. On the basis of these proceedings, Caliper recorded an accrual as of December 31, 2007 based on its estimate of the probable loss exposure. Caliper and Young entered into a settlement agreement with respect to this litigation on March 28, 2008, in which Caliper agreed to pay Young $1.4 million in settlement of Young’s claims.

From time to time Caliper is involved in litigation arising out of claims in the normal course of business, and when a probable loss contingency arises, records a loss provision based upon actual or possible claims and assessments. The amount of possible claim recorded is determined on the basis of the amount of the actual claim, when the amount is both probable and the amount of the claim can be reasonably estimated. If a loss is deemed probable, but the range of potential loss is wide, Caliper records a loss provision based upon the low end estimate of the probable range and may adjust that estimate in future periods as more information becomes available. Litigation loss provisions, when made, are reflected within general and administrative expenses in the Statement of Operations and are included within accrued legal expenses in the accompanying balance sheet. Based on the information presently available, management believes that there are no outstanding claims or actions pending or threatened against Caliper, the ultimate resolution of which will have a material adverse effect on our financial position, liquidity or results of operations, although the results of litigation are inherently uncertain, and adverse outcomes are possible.

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

Stock-based compensation expense is included within costs and expenses as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Cost of product revenue	$81	$128
Cost of service revenue	21	43
Research and development	93	254
Selling, general and administrative	815	928
Total	$1,010	$1,353

On March 31, 2008, Caliper had five share-based compensation plans (the “Plans”), which are described within Note 13 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

	Three Months Ended March 31,
	2008	2007
Expected volatility (%)	42.5	40
Risk-free interest rate (%)	2.3	4.5
Expected term (years)	4.2	4.2
Expected dividend yield (%)	—	—

Options and Restricted Stock Activity

A summary of stock option and restricted stock activity under the Plans as of March 31, 2008, and changes during the three months then ended is as follows:

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)

Outstanding at December 31, 2007	7,159,848	$5.69
Granted	986,250	4.09
Exercised	(14,446)	3.29
Canceled	(64,896)	5.84
Outstanding at March 31, 2008	8,066,756	$5.50	5.46	$1,487
Exercisable at March 31, 2008	4,989,230	$5.64	5.05	$1,487
Unvested at March 31, 2008	3,077,526	$5.27	6.13	$—

Restricted Stock Units	Shares	Weighted Average Grant Date Fair Market per Share Value
Outstanding and non-vested at December 31, 2007	646,641	$5.99
Granted	294,500	4.09
Vested	(81,390)	6.04
Unvested repurchases	(4,947)	6.15
Outstanding and non-vested at March 31, 2008	834,804	5.26

During the three months ended March 31, 2008, Caliper granted its employees 986,250 options at a weighted average grant date fair value of $1.51 per share using a Black-Scholes-Merton based option pricing model. The total intrinsic value of options exercised during the three months ended March 31, 2008 was approximately $23,000. The total fair value of restricted stock that vested during the three months ended March 31, 2008 was approximately $492,000.

As of March 31, 2008, there was $8.6 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average remaining service (vesting) period of approximately 2.8 years.

Common Shares Outstanding

During the three months ended March 31, 2008, Caliper issued 67,175 shares of common stock as a result of stock purchases under Caliper’s employee stock purchase plan, stock option exercises and vesting of restricted stock.

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

The weighted average number of shares used to compute both basic and diluted net loss per share consists of the following (in thousands):

	Three Months Ended March 31, 2008,
	2008	2007
Basic and diluted	47,683	46,979
Anti-dilutive common stock equivalents excluded from calculation of diluted net loss per share (prior to the application of the treasury stock method)	14,955	13,857

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of March 31, 2008 and for the three months ended March 31, 2008 should be read in conjunction with our financial statements included in this Quarterly Report on Form 10-Q and Management’s Discussion and Analysis of Financial Condition and Results of Operations and our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Executive Summary

Business

Caliper develops and sells innovative and enabling products and services to the life sciences research community, a customer base that includes pharmaceutical and biotechnology companies, and government and other not-for-profit research institutions. We believe our integrated systems, consisting of instruments, software and reagents, our laboratory automation technologies and our assay and discovery services enable researchers to better understand the basis for disease and more effectively discover safe and effective drugs. Our strategy is to transform drug discovery and development by offering technologies and services that ultimately enhance the ability to predict the effects that new drug candidates will have on humans. Our offerings leverage our extensive portfolio of molecular imaging, microfluidics, automation and liquid handling technologies, and scientific applications expertise to address key limitations in the drug discovery and development process—namely, the complex and costly process to conceive of and bring a new drug to market.

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

General Overview

During the three months ended March 31, 2008, our revenues increased to $29.3 million, from $28.4 million for the same period in 2007.  Our operating loss was $10.2 million compared to $9.6 million in the first quarter of 2007.  The increased operating loss reflected the impact of lower overall gross margin as a result of a significant year over year shift in the composition of revenues, which increased by $2.5 million, or 10%, at the combined product and service lines, and decreased by $1.6 million, or 38%, on the license fee and contract revenue line.  This overall mix shift was in line with our expectation of growing our products and services in the low double digits over the course of 2008, and offsetting approximately $10.0 million of non-recurring license and contract revenue achieved in 2007.

Our business consists of imaging, microfluidics, automation and services product families.  Product and service revenue growth reflected strong results within our optical imaging and automation product families, including growth of 26% and 20%, respectively.  Our Discovery Alliances and Services (CDAS) group had lower than anticipated revenues during the first quarter due to delays with two major contracts, the effects of which are expected to be made up over the remainder of 2008.

Combined product and service margins were even with the first quarter of 2007 at 35.5%, but were slightly lower than expected as a result of higher product revenue in relation to service revenue and a mix of product revenue which was geared toward higher cost and lower margin systems.

Our total operating expenses of $19.5 million were even with the first quarter of 2008, but reflected severance costs of $0.6 million related to cost-cutting initiatives and an incremental year on year unfavorable change of approximately $0.3 million in legal expenses related to litigations which were settled near the end of the quarter.

We recently concluded two disputes involving litigation, including a settlement with AntiCancer, where we expanded and clarified our imaging intellectual property in support of our licensing and imaging system business.  In addition, we initiated a plan to consolidate our West Coast R&D operations and have taken steps to reduce general and administrative costs to improve our operating expense productivity.

Looking beyond the first quarter, our revenue outlook for the second quarter of 2008 is $33.0 to $36.0 million, including combined product and service growth in the high single digits to low double-digits, and our revenue outlook for the full year 2008 remains $132.0 to $138.0 million.

Critical Accounting Estimates

The critical accounting policies that we believe impact significant judgments and estimates used in the preparation of our consolidated financial statements presented in this report are described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in the Notes to the Consolidated Financial Statements, each included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Results of Operations for the Three Months Ended March 31, 2008

Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For example, we typically experience higher revenues in the fourth quarter of our fiscal year as a result of the capital spending patterns of our customers.  During the three months ended March 31, 2008, the effect on revenues related to foreign exchange resulted in a 3% favorable impact compared to the prior year.

	Three Months Ended March 31,
(In thousands)	2008	2007	$ Change	% Change
Product revenue	$17,665	$15,261	$2,404	16%
Service revenue	9,008	8,930	78	1%
License fees and contract revenue	2,614	4,249	(1,635)	(38)%
Total Revenues	$29,287	$28,440	$847	3%

Product Revenue.     Product revenue increased during the three months ended March 31, 2008 compared to the same quarter in 2007 due primarily to a $1.3 million, or 20%, increase, in sales of liquid handling and automation products and a $1.3 million, or 26%, increase in sales of optical imaging products.  All other product lines decreased by approximately $0.2 million, or 4% compared to the first quarter of 2007.  Sales of liquid handling and automation products were driven primarily by increased demand for Staccato systems, which are used in screening and other high throughput applications, as well as continued growth in unit placements of the Zephyr liquid handler, which was introduced in 2007. Demand for Staccato systems was strong outside of the United States, and was aided by reduced competition and the ACES (Automation, Consulting, Engineering and Services) rebranding of our systems integration group.  Optical imaging product sales increased as a result of increased unit sales of IVIS Spectrum, our high-end imaging instrument.   In addition, we had an 8% increase in overall imaging unit placements in comparison to the first quarter of 2007.  During the first quarter of 2008, overall microfluidic product sales decreased by approximately $0.2 million compared to the first quarter of 2007.  This decrease was caused mainly by a reduction in datapoint sales to one of our customers that is experiencing financial difficulties, and the phasing out of the more expensive LabChip 3000 instrument in favor of the newer and lower priced EZ Reader instruments, which were introduced in 2007.  We believe we will realize a continuing steady increase in demand for EZ Reader instruments and associated consumable ProfilerPro assay kits which we expect will eventually offset the declining LabChip 3000 revenues.  Notwithstanding the above mentioned loss of datapoint revenues, sales of chips and reagent consumables increased by approximately $0.4 million compared to the first quarter of 2007 due to our broader installed base.

Service Revenue.    Overall service revenue increased slightly during the three months ended March 31, 2008 compared to the same period in 2007.  Service revenue was adversely affected by a delay in the start of 2008 services to be provided under a large multi-year phenotyping project awarded to our Caliper Discovery Alliances and Services (CDAS) unit in 2007.  This delay resulted in $0.9 million in decreased revenues compared to the first quarter of 2007, which was the final contract period of the predecessor agreement to this latest contract renewal.  Offsetting this, however, we experienced a $0.5 million increase in service contract and billable revenue associated with our optical imaging product lines and a $0.3 million increase in in vitro drug discovery services performed by CDAS.  We expect to realize an increase in revenues from CDAS’s phenotyping services over the remainder of 2008 as work ensues on the above-mentioned phenotyping project and we continue to build new business based upon our phenotyping service capabilities.

License Fees and Contract Revenue.    License fees and contract revenue decreased during the three months ended March 31, 2008 compared to the same period in 2007 primarily as a result of an anticipated $1.4 million decrease in one-time microfluidics patent portfolio related license revenue and a decrease in contract research collaboration revenue of approximately $1.2 million due to projects completed in 2007 within our collaboration business channel.  These amounts were offset by a $1.0 million increase in end user imaging license fees realized during the first quarter in comparison to the first quarter of 2007.  This increase resulted primarily from a $0.6 million deferred revenue adjustment in 2007 related to the Xenogen acquisition as well as an increase in commercial placements of imaging systems over the prior twelve months.

Costs of Revenue

	Three Months Ended March 31,
(In thousands)	2008	2007	$ Change	% Change
Product	$11,105	$9,967	$1,138	11%
Service	6,098	5,653	445	8%
License and contract	284	442	(158)	(36)%
Total Costs	$17,487	$16,062	$1,425	9%

Cost of Product Revenue.    Cost of product revenue increased during the three months ended March 31, 2008 primarily as a result of the overall increase in product sales, but also to a lesser extent due to the revenue shift described above involving Staccato sales which incorporate a higher cost of materials due primarily to greater third party material content.  Overall manufacturing spending involving labor and overhead associated with product sales decreased by approximately $0.1 million during the first quarter of 2008 in comparison to the first quarter of 2007.

Cost of Service Revenue.    Cost of service revenue increased during the three months ended March 31, 2008 compared to 2007 primarily due to labor and other costs associated with instrument services, and to a lesser extent as a result of variable spending on project materials associated with the increase in in vitro CDAS service revenue in comparison to the first quarter of 2007.

Cost of License Revenue.    Cost of license revenue decreased during the three months ended March 31, 2008 compared to the same period in 2007 as a result of sublicense royalties due in the 2007 period to certain third parties for in-licensed patent technologies.  These license fees were non-recurring in 2008.

Gross Margins.    Gross margin on product revenue was 37.1% for 2008, as compared to 34.7% in 2007.  This was a result of the greater leverage of fixed costs over a higher sales volume, partially offset by an increase in material costs driven by the product mix influence resulting from sales of higher cost systems, including Staccato and Spectrum instruments described above. Gross margin on service revenue was 32.3% for 2008 and 36.7% for 2007, resulting from the decrease of $0.9 million in CDAS revenues during the three months ended March 31, 2008.

Expenses

	Three Months Ended March 31,
(In thousands)	2008	2007	$ Change	% Change
Research and development	$5,532	$6,774	$(1,242)	(18)%
Selling, general and administrative	13,932	12,607	1,325	11%
Amortization of intangible assets	2,490	2,537	(47)	(2)%
Restructuring charges, net	6	26	(20)	(77)

Research and Development Expenses.    Research and development spending decreased by $1.2 million during the three months ended March 31, 2008 as compared to the same period in 2007.  This was due primarily to reduced spending related to microfluidic collaboration projects that ended in 2007 as well as reduced spending in the area of automation.  The decrease consisted of a number of changes in spending, including a $0.7 million reduction in labor-related costs, $0.3 million in reduced material and operating supplies, $0.3 million decrease in facility and information technology allocations that are driven based on headcount and square footage which have been reduced in 2008, and a $0.3 million reduction in all other costs.  Offsetting these decreases was a $0.4 million severance charge related to our plan to consolidate the research and development activities of our West Coast operations.

In addition to the first quarter charge, we estimate total additional costs associated with the West Coast consolidation to be approximately $3.1 million.  The following are the major categories of the additional costs expected to be incurred:  (1) approximately $0.4 million in employee severance and retention costs spread evenly over the remainder of the fiscal year; and (2) approximately $2.7 million in facility abandonment charges in the third quarter.  We estimate that ongoing facility cash outflow, primarily rent payments net of sublease income, will be spread over the 5.6 years remaining on our Mountain View, California lease.  This facility closure will be accounted for in accordance with SFAS No. 146, pursuant to which we will record a liability equal to the fair value of the remaining lease payments, net of expected sublease payments, as of the cease-use date.

Based on preliminary financial data for the first fiscal quarter ended March 31, 2008, we expect this initiative to result in annual cost savings of approximately $3.3 million, including annual facility costs of $1.5 million and headcount savings of $1.8 million once fully implemented, and we expect to incur total costs of approximately $3.7 million in fiscal year 2008 to achieve these savings.  The major elements of this recent consolidation plan are expected to be completed on or prior to September 30, 2008.

Selling, General and Administrative Expenses.     Selling, general and administrative expenses increased by $1.3 million during the three months ended March 31, 2008 compared to the same period in 2007 primarily due to an increased investment in selling and marketing personnel of $0.7 million, an increase of $0.3 million for litigation costs incurred related to two legal matters that were resolved within the period, severance costs of $0.2 million and all other costs of $0.1 million.  During the three months ended March 31, 2008, we incurred $1.2 million of legal costs which included certain litigation costs for the matters involving AntiCancer and Young & Partners which are discussed within Notes to the Consolidated Financial Statements, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.  We expect quarterly spending with respect to litigation matters to decrease by $0.5 million or greater in future quarters assuming no new material litigation or other threatened actions arise.

Amortization of Intangible Assets.    The amortization of intangible assets for the three months ended March 31, 2008 relates to assets acquired in our previous business combinations. Amortization is computed based upon the estimated timing of the undiscounted cash flows used to value each respective asset over the estimated useful life of the particular intangible asset, or using the straight-line method over the estimated useful life of the intangible asset when the pattern of cash flows is not necessarily reflective of the true consumption rate of the particular intangible asset.

Restructuring Charges.    We incurred restructuring charges in 2008 and 2007 related to acquisition and integration activities that are more fully discussed in Note 6 to the accompanying financial statements. Restructuring charges during the three month periods ending March 31, 2008 and 2007 relate to accretion of interest on facilities, net of sub-lease income and adjustments to the operating expense assumptions on certain facilities.

Interest and Other Income (Expense), Net

	Three Months Ended March 31,
(In thousands)	2008	2007	$ Change	% Change
Interest income (expense), net	$(155)	$7	$(162)	(2,314)%
Other income, net	407	13	394	3,031%

Interest Income (Expense), Net.    Interest income (expense), net, decreased during the three months ended March 31, 2008 compared to the same period in 2007, primarily due to lower balances of cash, cash equivalents and marketable securities.  In addition, interest expense was $0.3 million in 2008, compared to $0.2 million in 2007 related to the increased outstanding borrowing under our credit facility.

Other Income, Net.    Other income, net, increased on a three month basis compared to 2007 due to transaction gains on foreign denominated accounts receivable due to weakening of the dollar in comparison primarily to the Euro and the Yen. During the three months ended March 31, 2008, we incurred foreign currency transaction gains of approximately $0.4 million, compared to no impact (gain or loss) for the same period in 2007.

Liquidity and Capital Resources

As of March 31, 2008, we had $16.2 million in cash, cash equivalents and marketable securities, as compared to $19.0 million as of December 31, 2007.

As noted in Note 7 of the Notes to Consolidated Financial Statements, on February 15, 2008, we entered into an Amended and Restated Loan and Security Agreement (Credit Facility) with a bank, which permits us to borrow up to $25 million in the form of revolving loan advances, including up to $5 million in the form of letters of credit. The Credit Facility amends and restates in its entirety a previous Loan and Security Agreement between us and the bank dated as of August 9, 2006, as amended. Principal borrowings under the Credit Facility accrue interest at a floating per annum rate equal to the prime rate if our unrestricted cash held at the bank exceeds or is equal to $25 million, or prime plus one-half of one percentage point if our unrestricted cash held at the bank is below $25 million. Under the Credit Facility, we are permitted to borrow up to $25 million, provided we maintain unrestricted cash of at least $25 million with the bank. Otherwise our ability to borrow under the Credit Facility is subject to a borrowing base limit consisting of up to (a) 80% of eligible accounts receivable, as defined in the Credit Facility, plus (b) the lesser of 90% of our unrestricted cash maintained at the bank or $10 million. The Credit Facility matures on June 30, 2009. The Credit Facility will serve as a source of capital for ongoing operations and working capital needs.

The Credit Facility includes traditional lending and reporting covenants including that certain financial covenants applicable to liquidity and earnings are to be maintained by us and tested as of the last day of each quarter.  The Credit Facility also includes several potential events of default such as payment default, material adverse change conditions and insolvency conditions that could cause interest to be charged at prime plus two percentage points, or in the event of any uncured events of default (including non-compliance with liquidity and earnings financial covenants), could result in the bank’s right to declare all outstanding obligations immediately due and payable. Should an event of default occur, and if based on such default the bank were to decide to declare all outstanding obligations immediately due and payable, we may be required to significantly reduce our costs and expenses, sell additional equity or debt securities, or restructure portions of our business which could involve the sale of certain assets. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders. Furthermore, additional capital may not be available on terms favorable to us, if at all. In this circumstance, if we could not significantly reduce our costs and expenses, obtain adequate financing on acceptable terms when such financing is required or restructure portions of our business, our business would be adversely affected.

Cash Flows

	Three Months Ended March 31,
(In thousands)	2008	2007	$ Change
Cash provided by (used in)
Operating Activities	$(2,756)	$(3,931)	$1,175
Investing Activities	243	920	(677)
Financing Activities	48	1,277	(1,229)

Operating Activities.    During the three months ended March 31, 2008, we used $2.8 million of cash for operating activities which included approximately $1.0 million related to our idle facilities. We used approximately $1.8 million of cash to fund operations and working capital needs, which primarily related to a $3.5 million increase in inventory within the period, offset by an increase in customer deposits of approximately $1.9 million, and a $0.2 million increase in all other working capital.

Investing Activities.    During the three months ended March 31, 2008, net proceeds from purchases, sales and maturities of marketable securities generated $0.6 million of cash which we used primarily for operations. Our primary investing activities were the purchase of property and equipment of $0.4 million.

Financing Activities.    During the three months ended March 31, 2008, financing cash proceeds were from option exercises.

Contractual Obligations

Our commitments under leases and other obligations are described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. Other than the amended lease agreements described in Note 8 to the consolidated financial statements included in this Quarterly Report on Form 10-Q, there has been no material change during the three months ended March 31, 2008 in the contractual obligations disclosed at December 31, 2007.

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

Item 3    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

Our primary market risk exposures are foreign currency fluctuation and interest rate sensitivity. There have been no material changes to the information included under Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Item 4.    Controls and Procedures

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

Based on their evaluation as of March 31, 2008, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Changes in internal controls.    There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the first quarter of 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II—OTHER INFORMATION

Item 1.    Legal Proceedings

Commencing on June 7, 2001, Caliper and three of its officers and directors (David V. Milligan, Daniel L. Kisner and James L. Knighton) were named as defendants in three securities class action lawsuits filed in the United States District Court for the Southern District of New York. The cases have been consolidated under the caption, In re Caliper Technologies Corp. Initial Public Offering Securities Litigation, 01 Civ. 5072 (SAS) (GBD). Similar complaints were filed against approximately 300 other public companies that conducted initial public offerings of their common stock during the late 1990s (the “IPO Lawsuits”). On August 8, 2001, the IPO Lawsuits were consolidated for pretrial purposes before United States Judge Shira Scheindlin of the Southern District of New York. Together, those cases are denominated In re Initial Public Offering Securities Litigation, 21 MC 92(SAS). On April 19, 2002, a Consolidated Amended Complaint was filed alleging claims against Caliper and the individual defendants under Sections 11 and 15 of the Securities Act of 1933, and under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as well as Rule 10b-5 promulgated thereunder. The Consolidated Amended Complaint also names certain underwriters of Caliper’s December 1999 initial public offering of common stock as defendants. The Complaint alleges that these underwriters charged excessive, undisclosed commissions to investors and entered into improper agreements with investors relating to aftermarket transactions. The Complaint seeks an unspecified amount of money damages. Caliper and the other issuers named as defendants in the IPO Lawsuits moved on July 15, 2002, to dismiss all claims on multiple grounds. By Stipulation and Order dated October 9, 2002, the claims against Messrs. Milligan, Kisner and Knighton were dismissed without prejudice. On February 19, 2003, the Court granted Caliper’s motion to dismiss all claims against it. Plaintiffs were not given the right to replead the claims against Caliper. The time to appeal the dismissal has not yet expired. On December 5, 2006 the Court of Appeals for the Second Circuit issued an opinion reversing Judge Scheindlin’s prior certification of the plaintiff classes in several “focus” cases pending before her as part of the consolidated IPO Lawsuits. As a result of this ruling, on June 25, 2007, Judge Scheindlin issued an order terminating the settlement that had previously been agreed to among the plaintiffs, the issuers and their insurers. The parties in the “focus” cases have briefed plaintiffs’ motion seeking certification of a new class of plaintiffs. The final resolution of this litigation is not expected to have a material impact on Caliper.

Caliper had been engaged in litigation in New York State Supreme Court with Young & Partners LLC (“Young”), an investment banking firm that was engaged by Caliper between August 2004 and September 2005, regarding whether Caliper owed a fee to Young for Caliper’s acquisition of Xenogen Corporation, which closed in August 2006. The lawsuit was filed by Young in October 2006. In this suit, Young sought payment of the fee that it believed it was owed, approximately $1.1 million, plus accrued interest, and payment of attorneys’ fees. A two-day bench trial regarding this dispute was held on February 7 and 8, 2008. On the basis of these proceedings, Caliper recorded an accrual as of December 31, 2007 based on its estimate of the probable loss exposure. Caliper and Young entered into a settlement agreement with respect to this litigation on March 28, 2008, pursuant to which Caliper agreed to pay Young $1.4 million in settlement of Young’s claims.

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

Item 1A.    Risk Factors

Our risk factors are described in Part I, Item 1A of our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2007. There have been no material changes in the risks affecting Caliper since the filing of our Annual Report on Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

On February 26, 2008, we announced that we would undertake a plan to reduce general and administrative costs and improve productivity, and consolidate our West Coast business operations to reduce overall facility costs and improve productivity and effectiveness of our research and development spending.  Based on preliminary financial data for the first fiscal quarter ended March 31, 2008, we expect this initiative to result in annual cost savings of approximately $3.3 million once fully implemented, and we expect to incur costs of approximately $3.7 million in fiscal 2008 to achieve this projected savings.  A first quarter severance and retention charge of approximately $0.6 million was recorded for the West Coast consolidation and other streamlining actions taken during the quarter.

In addition to the first quarter charge, we estimate total additional costs associated with the West Coast consolidation to be approximately $3.1 million.  The following are the major categories of the additional costs expected to be incurred:  (1) approximately $0.4 million in employee severance and retention costs spread evenly over the remainder of the fiscal year; and (2) approximately $2.7 million in facility abandonment charges in the third quarter.  We estimate that ongoing Mountain View, California facility cash outflow, primarily rent payments net of sublease income, will be spread over the 5.6 years remaining on our Mountain View, California lease.  The consolidation entails moving approximately 33 employees engaged principally in research and development activities from Mountain View, California to our facilities in Alameda, California.  The consolidation resulted in a reduction of approximately 13 positions.

Item 6.    Exhibits

EXHIBIT INDEX

Exhibit Number	Description of document
10.1	Amendment to Lease Agreement dated as of March 18, 2008, by and between 605 Fairchild Associates, L.P., as landlord, and Caliper Life Sciences, Inc., as tenant.

10.2	Consulting Agreement, dated March 10, 2008, between Caliper and Dr. Daniel Kisner.

10.3	Separation Agreement dated April 4, 2008, between Caliper and Mr. Thomas Higgins.

10.4	Consulting Agreement, dated April 5, 2008, between Caliper and Mr. Thomas Higgins.

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

CALIPER LIFE SCIENCES, INC.

Date: May 9, 2008
	By:	/s/ E. KEVIN HRUSOVSKY
E. Kevin Hrusovsky
Chief Executive Officer and President

Date: May 9, 2008
	By:	/s/ PETER F. MCAREE
Peter F. McAree
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of document
10.1	Amendment to Lease Agreement dated as of March 18, 2008, by and between 605 Fairchild Associates, L.P., as landlord, and Caliper Life Sciences, Inc., as tenant.

10.2	Consulting Agreement, dated March 10, 2008, between Caliper and Dr. Daniel Kisner.

10.3	Separation Agreement dated April 4, 2008, between Caliper and Mr. Thomas Higgins.

10.4	Consulting Agreement, dated April 5, 2008, between Caliper and Mr. Thomas Higgins.

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