Form 10-Q
period 2008-06-30
CALIPER LIFE SCIENCES INC
filed 2008-08-08
CIK 1014672

UNITED STATES SECURITIES AND EXCHANGE

COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2008.

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

Large accelerated filer☐	Accelerated filer ☒
Non-accelerated filer☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐   No   ☒

NUMBER OF SHARES OF COMMON STOCK OUTSTANDING ON July 31, 2008:  48,386,705

CALIPER LIFE SCIENCES, INC.

PART I. FINANCIAL INFORMATION

CALIPER LIFE SCIENCES, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands)

Item 1.    Financial Statements

	June 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$7,969	$15,709
Marketable securities	2,631	3,246
Accounts receivable, net	26,865	30,248
Inventories	21,660	19,572
Prepaid expenses and other current assets	2,733	2,353
Total current assets	61,858	71,128
Property and equipment, net	11,042	11,477
Intangible assets, net	37,808	42,862
Goodwill	80,590	80,836
Other assets	1,054	1,626
Total assets	$192,352	$207,929
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,183	$8,371
Accrued compensation	5,369	6,530
Other accrued liabilities	8,571	12,825
Deferred revenue and customer deposits	17,702	15,553
Accrued restructuring, current portion	301	2,112
Borrowings under credit facility, current portion	14,900	—
Total current liabilities	56,026	45,391
Accrued restructuring	253	506
Borrowings under credit facility	—	12,900
Other noncurrent liabilities	7,399	6,816
Deferred tax liability	1,130	1,130
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized, 48,243,749 and 47,768,611 shares issued and outstanding in 2008 and 2007, respectively	48	48
Additional paid-in capital	377,368	374,629
Accumulated deficit	(250,738)	(234,120)
Accumulated other comprehensive income	866	629
Total stockholders’ equity	127,544	141,186
Total liabilities and stockholders’ equity	$192,352	$207,929

See accompanying notes.

CALIPER LIFE SCIENCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
Product revenue	$22,024	$21,022	$39,689	$36,283
Service revenue	9,290	8,942	18,298	17,872
License fees and contract revenue	2,717	5,326	5,331	9,575

Total revenue	34,031	35,290	63,318	63,730

Costs and expenses:
Cost of product revenue	13,232	12,555	24,337	22,522
Cost of service revenue	6,447	5,437	12,544	11,089
Cost of license revenue	282	825	566	1,268
Research and development	5,041	6,648	10,573	13,422
Selling, general and administrative	12,757	13,306	26,690	25,913
Amortization of intangible assets	2,490	2,533	4,979	5,070
Restructuring charges (credits), net	(27)	(18)	(20)	7

Total costs and expenses	40,222	41,286	79,669	79,291

Operating loss	(6,191)	(5,996)	(16,351)	(15,561)
Interest expense, net	(203)	(123)	(358)	(116)
Other income (expense), net	(87)	(93)	319	(81)

Loss before income taxes	(6,481)	(6,212)	(16,390)	(15,758)
Provision for income taxes	(201)	(108)	(228)	(159)

Net loss	$(6,682)	$(6,320)	$(16,618)	$(15,917)

Net loss per share, basic and diluted	$(0.14)	$(0.13)	$(0.35)	$(0.34)
Shares used in computing net loss per common share, basic and diluted	47,897	47,228	47,790	47,104

See accompanying notes.

CALIPER LIFE SCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended June 30,
	2008	2007
Operating activities
Net loss	$(16,618)	$(15,917)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	6,880	7,016
Stock-based compensation expense, net	1,997	2,734
Non-cash restructuring (credits), net	(20)	7
Foreign currency exchange (gains) losses	(292)	98
Changes in operating assets and liabilities:
Accounts receivable	3,879	2,015
Inventories	(1,864)	(2,512)
Prepaid expenses and other current assets	202	(694)
Accounts payable and other accrued liabilities	(3,348)	565
Accrued compensation	(1,350)	(1,822)
Deferred revenue and customer deposits	2,004	740
Other noncurrent liabilities	583	(525)
Payments of accrued restructuring obligations, net	(2,002)	(4,789)

Net cash from operating activities	(9,949)	(13,084)

Investing activities
Purchases of marketable securities	(1,933)	(1,648)
Proceeds from sales of marketable securities	—	4,102
Proceeds from maturities of marketable securities	2,536	5,862
Purchase of intangibles	—	(250)
Other assets	32	(587)
Purchases of property and equipment	(1,376)	(848)

Net cash from investing activities	(741)	6,631

Financing activities
Borrowings under credit facility	4,000	4,500
Payments of credit facility and other obligations	(2,000)	(248)
Proceeds from issuance of common stock	866	1,994

Net cash from financing activities	2,866	6,246

Effect of exchange rates on changes in cash and cash equivalents	84	50
Net decrease in cash and cash equivalents	(7,740)	(157)
Cash and cash equivalents at beginning of period	15,709	11,634

Cash and cash equivalents at end of period	$7,969	$11,477

See accompanying notes.

CALIPER LIFE SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

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

Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the full fiscal year or for any future periods. For example, the Company typically experiences higher revenue in the fourth quarter of its fiscal year due to spending patterns of its customers, and may realize significant periodic fluctuations in license and contract revenue depending on the timing and circumstances of underlying individual transactions.

Caliper currently operates in one business segment: the development and commercialization of life science instruments and related consumables and services for use in drug discovery and development and other life sciences research.

The accompanying financial statements assume that Caliper’s cash, cash equivalents and marketable securities balance at June 30, 2008 and access to available capital under its credit facility with a bank (the “Credit Facility”) are sufficient to fund operations through at least December 31, 2008 based upon its current operating plan. Caliper’s ability to fund its ongoing operations will depend on many factors, including particularly its ability to increase product and service sales, control margins and operating costs and maintain compliance with the covenants of its Credit Facility. As more fully described in Note 7, certain conditions associated with its Credit Facility could have a potentially adverse impact on its ability to fund its operations and its access to capital under its Credit Facility.

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

On June 30, 2008, Caliper’s investments were valued in accordance with the fair value hierarchy as follows (in thousands):

	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Money market funds	$261	$261	$—	$—
Commercial paper	397	—	397	—
U.S. corporate notes and bonds	2,073	—	2,073	—
Other	162	—	162	—
Total	$2,893	$261	$2,632	$—

Investments are generally classified Level 1 or Level 2 because they are valued using quoted market prices, broker or dealer quotations, market prices received from industry standard pricing data providers or alternative pricing sources with reasonable levels of price transparency.  Investments in U.S. Treasury Securities and overnight Money market Mutual Funds have been classified as Level 1 because these securities are value based upon quoted prices in active markets or because the investments are actively traded.

Income Taxes

Caliper accounts for income taxes in accordance with FAS 109, Accounting for Income Taxes, and accounts for uncertainty in income taxes recognized in financial statements in accordance with FIN 48, Accounting for Uncertainty in Income Taxes.   FIN 48 prescribes a comprehensive model for the recognition, measurement, and financial statement disclosure of uncertain tax positions. Unrecognized tax benefits are the differences between tax positions taken, or expected to be taken, in tax returns, and the benefits recognized for accounting purposes pursuant to FIN 48. Caliper classifies uncertain tax positions as short-term liabilities within accrued expenses.  During the six month period in each of 2008 and 2007, Caliper’s tax provision primarily relates to foreign taxes in jurisdictions where its wholly owned subsidiaries are profitable.

2. Inventories

Inventories are stated at the lower of cost (determined on a first-in, first-out basis, or “FIFO”) or market. Amounts are relieved from inventory and recognized as a component of cost of sales on a FIFO basis. Inventories consist of the following (in thousands):

	June 30, 2008	December 31, 2007
Raw material	$12,424	$11,228
Work-in-process	825	561
Finished goods	8,411	7,783
	$21,660	$19,572

3. Intangibles

Intangibles, net, consist of the following assets acquired in connection with previous business combinations (in thousands):

	June 30, 2008	December 31, 2007
Core technologies	$23,601	$25,323
Developed and contract technologies	7,000	9,427
Customer contracts, lists and relationships	4,199	5,007
Trade names	2,898	2,898
Other intangibles	110	207
	$37,808	$42,862

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

Changes in Caliper’s warranty obligation are as follows (in thousands):

	Six Months Ended June,
	2008	2007
Balance at beginning of period	$1,684	$2,223
Warranties issued during the period	555	776
Settlements made during the period	(737)	(930)
Balance at end of period	$1,502	$2,069

5. Comprehensive Loss

Comprehensive loss is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net loss	$(6,682)	$(6,320)	$(16,618)	$(15,917)
Unrealized gain (loss) on marketable securities	(3)	9	(11)	16
Foreign currency translation gain (loss)	(198)	172	248	163

Comprehensive loss	$(6,883)	$(6,139)	$(16,381)	$(15,738)

6. Restructuring Obligations

The following table summarizes restructuring obligations as of June 30, 2008 and related activity during the six months ended June 30, 2008 (in thousands):

	Severance and Related	Facilities	Total
Balance, December 31, 2007	$9	$2,609	$2,618
Adjustments to estimated obligations	—	(210)	(210)
Interest accretion	—	148	148
Payments	(9)	(1,993)	(2,002)
Balance, June 30, 2008	$—	$554	$554

The remaining facility obligations are payable as follows (in thousands):

Years Ended December 31:
2008 (remainder of fiscal year)	$176
2009	355
2010	119
Total minimum payments	650
Less: Amount representing interest	(96)
Present value of future payments	554
Less: Current portion of obligations	301
Non-current portion of obligations	$253

The restructuring obligations reflected above resulted from the following actions.

Prior Facility Closures

During the period from May 2003 through December 2006, Caliper consolidated certain facilities, the effects of which were originally reflected and have been subsequently adjusted through restructuring charges (credits) in the accompanying statement of operations. These facility closures were accounted for in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, pursuant to which Caliper recorded a liability equal to the fair value of the remaining lease payments as of the cease-use date for each of the closed facilities. Fair value was determined based upon the discounted present value of remaining lease rentals (using a discount rate of 5%), for the space no longer occupied, considering sublease income at each point in time. The consolidated facilities included two vacated facilities in Mountain View, California.  As of June 30, 2008, there are no remaining obligations because the leases terminated on that date.

Xenogen Acquisition

In connection with the acquisition of Xenogen Corporation (“Xenogen”), Caliper incurred costs that have been accounted for in accordance with EITF No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, pursuant to which Caliper recorded a liability based on a defined exit plan equal to the fair value of the facility obligations.

In 2006, Caliper consolidated Xenogen’s West Coast operations in Alameda, California into a single facility, leaving one facility unoccupied with the intention to sublease any excess space. As of August 9, 2006, which was the date of the acquisition of Xenogen, Caliper established a liability of $1.0 million related to this lease obligation based on its intention to sublease 100% of the facility.  Approximately 57% of the facility was subleased. In March 2008, in connection with the 2008 consolidation actions discussed below under “2008 Consolidation Plan,” Caliper reversed its decision to sublease the remaining 43% of the second facility, and accordingly, reversed approximately $0.2 million of the restructuring accrual with an offsetting adjustment to goodwill.

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

2008 Consolidation Plan

During the first quarter of 2008, Caliper initiated the consolidation of its West Coast business operations to reduce overall facility costs and improve productivity and effectiveness of its research and development spending.  The consolidation plan entails vacating approximately 37,000 square feet of currently occupied space in Mountain View, California during the third quarter of 2008 and moving approximately 33 employees engaged principally in research and development activities from Mountain View, California into Caliper’s facilities in Alameda, California.  The consolidation plan resulted in year to date severance and retention charges of approximately $0.5 million in connection with the reduction of approximately 12 positions.  These charges are reflected in the accompanying statement of operations, primarily within research and development and general and administrative expenses.

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

The Credit Facility includes traditional lending and reporting covenants including that certain financial covenants applicable to liquidity and earnings are to be maintained by Caliper and tested as of the last day of each quarter. As of June 30, 2008, Caliper was in compliance with the covenants.

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

8. Commitments and Contingencies

As of June 30, 2008, future minimum payments under operating leases (excluding idled facilities accounted for within accrued restructuring in the accompanying balance sheet) were as follows (in thousands):

Years ending December 31:
2008 (remainder of fiscal year)	$3,986
2009	8,398
2010	8,176
2011	7,623
2012	7,460
Thereafter	19,510
Total minimum lease payments	$55,153

During March 2008, Caliper amended the lease on its LabChip manufacturing facility to extend the lease term through November 2013.  Annual payments under the lease are approximately $1.8 million.  During May 2008, Caliper amended the lease on its Alameda, California facilities to extend the lease through March 2019.  Annual payments under the lease are approximately $1.1 million.  During June 2008, Caliper amended the lease on its Cranbury, New Jersey facility to extend the lease through September 2014.  Annual payments under the lease are approximately $1.7 million.

9. Legal Proceedings

During the quarter ended June 30, 2008, there were no new developments with respect to Caliper’s litigation matter, the IPO lawsuits, as more fully described in Note 15 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (the “2007 Form 10-K.”)

On April 2, 2008, Caliper settled an outstanding litigation with Young & Partners LLC (“Young”) (as also described in Note 15 to the Company’s consolidated financial statements in the 2007 Form 10-K).  In connection with this settlement, Caliper paid approximately $1.4 million to Young in full settlement and release of all claims.  This amount was accrued for in full at December 31, 2007.

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

Stock-based compensation expense is included within costs and expenses as follows (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Cost of product revenue	$84	$114	$165	$242
Cost of service revenue	21	34	42	77
Research and development	95	211	188	465
Selling, general and administrative	787	1,022	1,602	1,950
Total	$987	$1,381	$1,997	$2,734

On June 30, 2008, Caliper had five share-based compensation plans (the “Plans”), which are described within Note 13 to the consolidated financial statements included in the 2007 Form 10-K.

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

Six Months Ended June 30,
	2008	2007
Expected volatility (%)	40-43	40-45
Risk-free interest rate (%)	2.20-3.20	4.50-5.00
Expected term (years)	3.4-4.2	3.2-4.2
Expected dividend yield (%)	—	—

Options and Restricted Stock Activity

A summary of stock option and restricted stock activity under the Plans as of June 30, 2008, and changes during the six months then ended is as follows:

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)

Outstanding at December 31, 2007	7,159,848	$5.69
Granted	1,102,758	4.02
Exercised	(322,505)	1.15
Canceled	(201,568)	7.01
Outstanding at June 30, 2008	7,738,533	$5.61	$6.28	$336
Exercisable at June 30, 2008	4,839,225	$5.87	$6.24	$336
Vested or expected to vest at June 30, 2008	7,600,262	$5.61	$6.28	$325

Restricted Stock Units	Shares	Weighted Average Grant Date Fair Market per Share Value
Outstanding and non-vested at December 31, 2007	646,641	$5.99
Granted	320,298	3.96
Vested	(125,099)	5.19
Cancelled restricted stock awards	(14,621)	5.28
Outstanding and non-vested at June 30, 2008	827,219	5.23

During the six months ended June 30, 2008, Caliper granted its employees 1,102,758 options at a weighted average grant date fair value of $1.47 per share using a Black-Scholes-Merton based option pricing model. The total intrinsic value of options exercised during the six months ended June 30, 2008 was approximately $683,000. The total fair value of restricted stock that vested during the six months ended June 30, 2008 was approximately $649,000.

As of June 30, 2008, there was $7.4 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average remaining service (vesting) period of approximately 2.6 years.

Common Shares Outstanding

During the six months ended June 30, 2008, Caliper issued 580,138 shares of common stock as a result of stock purchases under Caliper’s employee stock purchase plan, stock option exercises and vesting of restricted stock.

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

The weighted average number of shares used to compute both basic and diluted net loss per share consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Basic and diluted	47,897	47,228	47,790	47,104
Anti-dilutive common stock equivalents excluded from calculation of diluted net loss per share (prior to the application of the treasury stock method)	14,740	14,052	14,740	14,052

Item 2.                     Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 2008 and for the three and six months ended June 30, 2008 should be read in conjunction with our financial statements included in this Quarterly Report on Form 10-Q and Management’s Discussion and Analysis of Financial Condition and Results of Operations and our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Executive Summary

Business

Caliper develops and sells innovative and enabling products and services to the life sciences research community, a customer base that includes pharmaceutical and biotechnology companies, and government and other not-for-profit research institutions. We believe our integrated systems, consisting of instruments, software and reagents, our laboratory automation technologies and our assay and discovery services enable researchers to better understand the basis for disease and more effectively discover safe and effective drugs. Our strategy is to transform drug discovery and development by offering technologies and services that ultimately enhance the ability to predict the effects that new drug candidates will have on humans. Our offerings leverage our extensive portfolio of molecular imaging, microfluidics, automation and liquid handling technologies, and scientific applications expertise to address key limitations in the drug discovery and development process—namely, the complex and costly process to conceive of and bring a new drug to market across the in vitro and in vivo testing landscape.

Our imaging product and service offerings, which are comprised of optical imaging instruments and associated services and reagents, allow researchers visibility into molecular level biological processes inside living animal models.  Our in vitro products and service offerings incorporate microfluidics and automation technology to provide tools, services and complete integrated systems to perform assays.  Additionally, through our Caliper Discovery Alliances and Services (CDAS), comprised of our NovaScreen and Xenogen Biosciences subsidiaries, we offer a wide range of drug discovery services spanning in vitro and in vivo testing including primary and secondary screening, profiling and assay development services, in vitro ADME/TOX analysis, and pharmacological testing and database development.

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

General Overview

During the three months ended June 30, 2008, we achieved total revenues of $34.0 million, within our projected range of $33.0 to $36.0 million.  Our second quarter projection anticipated a license and contract revenue decline during the second quarter of $3.5 million from 2007 as a result of $3.0 million of non-recurring microfluidic license revenue and $0.6 million of contract revenue from microfluidic research collaborations that were concluded during the second quarter of 2007.  Our overall combined product and service revenues grew by approximately $1.3 million, or 4.5% versus the second quarter of 2007.  This included product growth of 5% and service growth of 4%.

Second quarter product revenue growth was driven primarily by strong discovery instrument sales of workflow productivity solutions led by Staccato Automated Workstations and Zephyr liquid handling instruments.  Overall discovery instrument product revenues increased by $1.7 million, or approximately 14% compared to the second quarter of 2007.  Within the discovery product family, we experienced a modest decline in microfluidic product revenues during the second quarter primarily as a result of the loss of a customer that ceased operations.  We are expecting steady improvement in microfluidic product sales in the second half of 2008 as we overcome the loss of revenue from this customer account, and as sales of the new LabChip GX and LabChip GXII microfluidic benchtop instruments begin to increase.  In addition, we recently launched the LabChip GX instrument series in response to strong market demand for fast, automated, 1-D electrophoretic separations of protein, DNA, and RNA samples.  Imaging product sales decreased by approximately $0.7 million, or 8%, compared to the second quarter of 2007, despite a 9% increase in IVIS instrument placements.  The revenue decrease was due primarily to an increase in sales in the second quarter of 2008 toward Lumina instruments which carry a lower average selling price.  Periodic variations in product mix such as this are not unusual, and may cause temporary fluctuations in revenue performance when comparing results of a given quarter to another quarter.  We are anticipating robust growth in imaging product sales over the remainder of 2008 as a result of backlog carried into the third quarter as well as our continued strong pipeline opportunities.

Total service revenues increased by approximately 4% during the quarter, and resulted primarily from service contracts and billable services related to the expansion of our installed base of IVIS instruments.  Revenues from our CDAS unit were lower than anticipated by approximately $1.3 million for the second quarter, and $1.5 million on a year-to-date basis as a result of customer contract delays involving two major contracts.

Our operating loss was $6.2 million compared to $6.0 million in the second quarter of 2007 primarily reflecting the margin effects of the change on the license fee and contract revenue line, partially offset by an aggregate operating expense (R&D and SG&A) savings of $2.2 million achieved in the second quarter of 2008 compared to the second quarter of 2007.

Our revenue outlook for the third quarter of 2008 is $33 to $36 million, and for the full year remains $142 to $148 million.

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

Results of Operations for the Three and Six Months Ended June 30, 2008

Operating results for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For example, we typically experience higher revenues in the fourth quarter of our fiscal year as a result of the capital spending patterns of our customers.  During the three and six months ended June 30, 2008, the effect on revenues related to foreign exchange resulted in a 3% favorable impact for both periods as compared to the prior year, respectively.  During the three and six months ended June 30, 2008, the effect on net loss related to foreign exchange was less than 1% in each period, as compared to the prior year.

Revenue

	Three Months Ended					Six Months Ended
	June 30,					June 30,
(In thousands)	2008	2007	$	Change	% Change	2008	2007	$	Change	% Change
Product revenue	$22,024	$21,022		$1,002	5%	$39,689	$36,283		$3,406	9%
Service revenue	9,290	8,942	348		4%	18,298	17,872	426		2%
License fees and contract revenue	2,717	5,326	(2,609)		(49)%	5,331	9,575	(4,244)		(44)%

Total Revenues	$34,031	$35,290		$(1,259)	(4)%	$63,318	$63,730		$(412)	(1)%

Product Revenue.    Product revenue increased during the three months ended June 30, 2008 compared to the same period in 2007 due primarily to strong overall discovery product line sales which increased by an overall $1.7 million, or approximately 14%, compared to the second quarter of 2007, due to increased sales of workflow productivity solutions led by sales of Staccato Automated Workstations and Zephyr liquid handling instruments.  Within discovery product line sales we experienced a modest decline in microfluidic product revenues during the second quarter as a result of the loss of chip and datapoint revenues from a customer that ceased operations.  We are expecting steady improvement in microfluidic product sales in the second half of 2008 as we overcome the loss of revenue from this customer account, and as sales of the new LabChip GX and LabChip GXII microfluidic benchtop instruments begin to increase.  The LabChip GX instrument series was recently launched on July 15, 2008, in response to strong market demand for fast, automated, 1-D electrophoretic separations of protein, DNA, and RNA samples.  Imaging product line sales decreased by approximately $0.7 million, or 8%, compared to the second quarter of 2007, despite a 9% increase in IVIS instrument placements.  The revenue decrease was due primarily to an increase in sales within the second quarter of 2008 toward Lumina instruments which carry a lower average selling price.

Product revenue increased during the six months ended June 30, 2008 compared to the same period in 2007 due primarily to strong discovery product line sales which increased $2.8 million, or 12%, led by sales of liquid handling and automation products. The increase in liquid handling and automation product sales similarly reflected the strong market interest in workflow productivity solutions as discussed above.  Imaging product line sales increased by $0.7 million, or 5%, driven by overall IVIS instrument growth, including a 9% increase in instrument placements.

Service Revenue.   Service revenue increased during the three and six months ended June 30, 2008 compared to the same periods in 2007 primarily from service contract and billable revenue associated with the increase in the installed base of IVIS imaging instruments.  All other instrument services grew modestly, while revenues from CDAS remained substantially unchanged in comparison to the second quarter of 2007 and were down approximately $0.5 million in comparison to the six months ended June 30, 2007.  The decreases were a result of a large in vivo compound profiling contract in 2007 that did not recur in 2008, and customer contract delays related to two major contracts.  Within CDAS, our in-vivo services business experienced a $0.7 million and $1.5 million decrease, for the three and six month periods, respectively, in compound profiling revenue related to a single customer contract in 2007 that did not recur in 2008.  Additionally, our in-vivo services business has experienced customer contractual delays over the first half of 2008 with respect to a large phenotyping contract that resulted in a revenue decrease of $0.6 million and $1.2 million on a three- and six-month basis compared to similar project revenues with this same customer in 2007.  Notwithstanding these unfavorable differences, offsetting increases from growth in revenue from other CDAS platforms including animal imaging studies, transgenic animal production services, and in vitro government projects resulted in substantially unchanged total CDAS revenues during the second quarter and a decline of approximately $0.5 million on a six month basis compared to the same period in 2007.

License Fees and Contract Revenue.    License fees and contract revenue decreased during the three and six months ended June 30, 2008 compared to the same periods in 2007 primarily as a result of anticipated declines in both non-recurring microfluidic license revenues of $2.9 million and $4.2 million, respectively, and contract research collaboration revenue of approximately $0.6 million and $1.8 million, respectively, due to projects completed in 2007 within our collaboration business channel.  These decreases were partially offset by increases in imaging license revenues of $0.5 million and $1.5 million, respectively, during the three and six months ended June 30, 2008 compared to the same period in 2007 including purchase accounting effects of $0.3 million and $0.9 million, respectively, in the three and six months ended June 30, 2008, caused by the elimination of such revenues in the corresponding periods of 2007 as a result of fair value purchase accounting.

Costs of Revenue

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(In thousands)	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change
Product	$13,232	$12,555	$677	5%	$24,337	$22,522	$1,815	8%
Service	6,447	5,437	1,010	19%	12,544	11,089	1,455	13%
License	282	825	(543)	(66)%	566	1,268	(702)	(55)%
Total Costs	$19,961	$18,817	$1,144	6%	$37,447	$34,879	$2,568	7%

Cost of Product Revenue.    Cost of product revenue increased during the three months ended June 30, 2008 primarily as a result of the overall increase in product sales together with increases in warranty parts costs, freight and obsolescence reserve charges which increased by approximately 3% of product sales.  Offsetting these increases was a $0.7 million decrease in overall manufacturing spending comprised primarily of reduced labor costs incurred with respect to warranty and installation activities.

Cost of product revenue increased during the six months ended June 30, 2008 primarily as a result of the overall increase in product sales, and to a lesser extent due to the revenue shift involving Staccato sales which incorporate a higher cost of materials as a result of third party material content, especially in the first quarter of 2008.  For the six months ended June 30, 2008, we experienced a decrease in labor costs associated with warranty and installation activities compared to the first six months of 2007.

Cost of Service Revenue.    The cost of service revenue increase during the three and six months ended June 30, 2008 was primarily a result of greater resources dedicated to the more complex installation and start up training for our IVIS imaging products.  The increase also relates to increases in CDAS expenses of $0.4 and $0.6 million for the three- and six-months ended June 30, 2008, respectively.  The CDAS cost increase occurred primarily within our in vitro operations due primarily to expansion of facility needs and to a lesser extent as a result of variable spending on project materials associated with higher in vitro drug discovery revenues in comparison to 2007.

Cost of License Revenue.    Cost of license revenue decreased during the three and six months ended June 30, 2008 compared to the same periods in 2007 due to the overall decrease in license revenues described above.

Gross Margins.    Gross margin on product revenue was 40% for the three months ended June 30, 2008 which was unchanged compared to the same period in 2007, reflecting the effect of incremental margin contribution associated with increased sales volumes, offset by higher material and other variable costs incurred.  For the six months ended June 30, 2008, product gross margins improved to 39%, from 38% for the six months ended June 30, 2007.  The six month improvement was primarily a volume-driven increase, offset by higher material and other variable costs resulting from sales of Staccato automated workstations as described above. Gross margin on service revenue was 31% for the three months ended June 30, 2008 as compared to 39% for the same period in 2007. Gross margin on service revenue was 31% for the six months ended June 30, 2008 and 38% for 2007.  These decreased service margins resulted from an increase in the service costs, primarily headcount related, of the instrument services business, including material costs, the increased fixed cost base from the in vitro facility and the delay in timing of work within our in vivo services business.

Expenses

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change
	(In thousands)
Research and development	$5,041	$6,648	$(1,607)	(24)%	$10,573	$13,422	$(2,849)	(21)%
Selling, general and administrative	12,757	13,306	(549)	(4)%	26,690	25,913	777	3%
Amortization of intangible assets	2,490	2,533	(43)	(2)%	4,979	5,070	(91)	(2)%
Restructuring charges, (credits), net	(27)	(18)	(9)	(50)%	(20)	7	(27)	(386)%

 Research and Development Expenses.    Research and development spending decreased during the three months ended June 30, 2008 compared to the same period in 2007 primarily as a result of actions taken in the second quarter of 2007 to consolidate research and development spending in the area of automation, and more recently as a result of actions begun in the first quarter of 2008 to consolidate research and development costs in our West Coast operations.  The net decrease was comprised of a $1.1 million reduction in payroll and employee related costs due to an average reduction of 14 employees compared to the prior year, $0.2 million in reduced material and operating supplies, $0.2 million in reduced facility costs, and a $0.1 million reduction in all other costs.

Research and development spending decreased by $2.8 million during the six months ended June 30, 2008 compared to the same period in 2007.  This overall decrease was due primarily to reduced spending related to microfluidic collaboration projects that ended in 2007 as well as the reduction in spending on automation projects following cost reduction actions in the second quarter of 2007.  The net decrease was comprised of a $1.8 million reduction in payroll and employee related costs, $0.3 million of severance charges in the first quarter of 2008 associated with our plan to consolidate West Coast operations, $0.6 million in reduced material and operating supplies, a $0.6 million decrease in facility and information technology costs that are driven based on headcount and square footage, and a $0.1 million reduction in all other costs.

In the six months ended June 30, 2008, we recorded a severance charge of $0.5 million within research and development costs.  We estimate total additional costs associated with the West Coast consolidation to be approximately $3.4 million.  The following are the major categories of the additional costs expected to be incurred:  (1) approximately $0.9 million in employee severance and retention costs of which $0.5 million has been incurred to date and $0.4 million will be incurred over the remainder of the fiscal year; and (2) approximately $2.5 million in facility abandonment charges in the third quarter with the abandonment of approximately 36,000 square feet of space in Mountain View, California.  We estimate that ongoing facility cash outflow, primarily rent payments net of sublease income, will be spread over the 5.4 years remaining on our Mountain View, California lease.  This facility closure will be accounted for in accordance with SFAS No. 146, pursuant to which we will record a liability equal to the fair value of the remaining lease payments, net of expected sublease payments, as of the cease-use date.

Based on preliminary financial data, we expect this initiative to result in annual cost savings of approximately $2.6 million, including annual facility costs of $1.4 million and headcount savings of $1.2 million once fully implemented, and we expect to incur total costs of approximately $3.4 million in fiscal year 2008 to achieve these savings.  The major elements of this consolidation plan are expected to be completed on or prior to September 30, 2008.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses decreased by $0.5 million during the three months ended June 30, 2008 compared to the same period in 2007 primarily due to a decrease in general and administrative expenses which included a $0.2 million reduction in office and operating supplies, $0.2 million in reduced FAS 123R stock compensation expense and $0.1 million reduction in all other costs.

Selling, general and administrative expenses increased by $0.8 million during the six months ended June 30, 2008 compared to the same period in 2007 primarily due to increased investment in selling and marketing personnel of $0.6 million and increased sales commissions of $0.4 million, offset by a decrease in all other costs of $0.2 million.

Amortization of Intangible Assets.  The amortization of intangible assets for the three and six months ended June 30, 2008 relates to assets acquired in our previous business combinations. Amortization is computed based upon the estimated timing of the undiscounted cash flows used to value each respective asset over the estimated useful life of the particular intangible asset, or using the straight-line method over the estimated useful life of the intangible asset when the pattern of cash flows is not necessarily reflective of the true consumption rate of the particular intangible asset.

Restructuring Charges.    We incurred restructuring charges in 2008 and 2007 related to acquisition and integration activities that are more fully discussed in Note 6 to the accompanying financial statements. Restructuring charges during the six month periods ending June 30, 2008 and 2007 relate to accretion of interest related to idle facility rent obligations.

Interest and Other Income (Expense), Net

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(In thousands)	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change
Interest expense, net	$(203)	$(123)	$(80)	(65)%	$(358)	$(116)	$(242)	(209)%
Other income (expense), net	(87)	(93)	6	6%	319	(81)	400	494%

Interest Expense, Net.    Interest expense, net, increased during the three and six months ended June 30, 2008 compared to the same periods in 2007, primarily due the $0.1 million and $0.2 million decrease, respectively, in interest income which resulted in lower invested cash and marketable securities, and to a lesser extent, the effect of interest costs on average outstanding borrowing as compared to 2007.

Other Income (Expense), Net.    Other income (expense), net, was relatively unchanged for the three months ended June 30, 2008 as compared to 2007.  Other income (expense), net, increased on a six month basis compared to 2007 due to transaction gains on foreign denominated accounts receivable due to weakening of the U.S. dollar in comparison primarily to the Euro and the Yen. During the six months ended June 30, 2008, we incurred foreign currency transaction gains of approximately $0.3 million, compared to losses of approximately $0.1 million for the same period in 2007.

Liquidity and Capital Resources

As of June 30, 2008, we had $10.6 million in cash, cash equivalents and marketable securities, as compared to $19.0 million as of December 31, 2007.

As noted in Note 7 of the accompanying Notes to Consolidated Financial Statements, on February 15, 2008, we entered into an Amended and Restated Loan and Security Agreement (Credit Facility) with a bank, which permits us to borrow up to $25 million in the form of revolving loan advances, including up to $5 million in the form of letters of credit. The Credit Facility amends and restates in its entirety a previous Loan and Security Agreement between us and the bank dated as of August 9, 2006, as amended. Principal borrowings under the Credit Facility accrue interest at a floating per annum rate equal to the prime rate if our unrestricted cash held at the bank exceeds or is equal to $25 million, or prime plus one-half of one percentage point if our unrestricted cash held at the bank is below $25 million. Under the Credit Facility, we are permitted to borrow up to $25 million, provided we maintain unrestricted cash of at least $25 million with the bank. Otherwise our ability to borrow under the Credit Facility is subject to a borrowing base limit consisting of up to (a) 80% of eligible accounts receivable, as defined in the Credit Facility, plus (b) the lesser of 90% of our unrestricted cash maintained at the bank or $10 million. The Credit Facility matures on June 30, 2009. The Credit Facility will serve as a source of capital for ongoing operations and working capital needs.

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

Cash Flows

	Six Months Ended June 30,
	2008	2007	$ Change
	(In thousands)
Cash provided by (used in)
Operating Activities	$(9,949)	$(13,084)	$3,135
Investing Activities	(741)	6,631	(7,372)
Financing Activities	2,866	6,246	(3,380)

 Operating Activities.    During the six months ended June 30, 2008, we used $9.9 million of cash for operating activities which included approximately $2.0 million related to our idle facilities and $1.4 million related to our settlement of the Young & Partners LLC claim discussed further in Note 9 to the accompanying Consolidated Financial Statements.  We used approximately $6.5 million of cash to fund operations and working capital needs, which primarily related to fiscal 2007 employee annual performance bonuses of $2.0 million, a $1.9 million increase in inventory within the period, offset by an increase in customer deposits of approximately $1.8 million, and a $4.4 million increase in cash flow from all other working capital activities.

Investing Activities.    During the six months ended June 30, 2008, net proceeds from purchases, sales and maturities of marketable securities generated $0.6 million of cash which we used primarily for operations. Our primary investing activities were the purchase of property and equipment of $1.4 million primarily related to facility improvements and information systems.

Financing Activities.    During the six months ended June 30, 2008, financing cash proceeds were related to $2.0 million in incremental borrowing under our credit facility as well as proceeds from option exercises and the employee stock purchase plan.

Contractual Obligations

Our commitments under leases and other obligations are described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. Other than the amended lease agreements described in Note 8 to the accompanying Consolidated Financial Statements,  there has been no material change during the six months ended June 30, 2008 in the contractual obligations disclosed at December 31, 2007.

Capital Requirements

Our capital requirements depend on numerous factors, including market acceptance of our products, the resources we devote to developing and supporting our products, and acquisitions. We expect to devote substantial capital resources to continuing our research and development efforts, expanding our support and product development activities, and for other general corporate activities. Our future capital requirements will depend on many factors, including:

•                    continued market acceptance of our in vivo imaging, microfluidic and lab automation products and services;

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

•                    the potential need to develop, acquire or license new technologies and products; and

•                    other factors not within our control.

Based upon our current financial projections, we expect that revenue from operations, our current cash balances and borrowing availability under our credit facility will be sufficient to fund our operations through December 31, 2008.  Additionally, our ability to fund ongoing operations beyond December 31, 2008 will depend on many factors, including particularly our ability to increase revenues, control margins and operating costs and maintain compliance with the covenants of our credit facility.  Our credit facility currently matures on June 30, 2009, and we anticipate that we will be able to renew the credit facility in order to ensure that we have sufficient long-term capital resources to meet the needs of ongoing operations.

If, however, our actual results do not meet our current projections, we fail to meet required bank covenants, or we are unable to renew the credit facility beyond its current maturity, we may be required to reduce our costs and expenses, sell additional equity or debt securities, or restructure portions of our business.

Under any circumstance, the sale of additional equity or convertible debt securities may result in additional dilution to our stockholders. Furthermore, additional capital may not be available on terms favorable to us, if at all. If we could not significantly reduce our costs and expenses, obtain adequate financing on acceptable terms when such financing is required or restructure portions of our business, our business would be adversely affected.

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

Based on their evaluation as of June 30, 2008, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Changes in internal controls.    There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the second quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Item 3.                     Defaults Upon Senior Securities

None.

Item 4.                     Submission of Matters to a Vote of Security Holders

Our 2008 Annual Meeting of Shareholders was held on June 3, 2008. There were present at the meeting, in person or represented by proxy, the holders of 33,631,833 shares of common stock. The matters voted on at the meeting and the votes cast are as follows:

(1) Allan C. Comstock was elected to serve as a director of the company to hold office until our 2011 Annual Meeting of Stockholders or until his successor is chosen and qualified. There were 33,245,159 shares of common stock voting in favor, and 386,403 shares of common stock for which votes were withheld.

 (2) The appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008 was ratified. There were 33,217,605 shares of common stock voting in favor, 399,944 shares of common stock voting against, and 14,284 shares of common stock abstaining with zero broker non-votes.

In addition to the foregoing matters, Dr. Robert Bishop was elected Chairman of the Board of Directors effective June 3, 2008 by unanimous decision of the board of directors.  Following the meeting, our board of directors consisted of Dr. Bishop, Van Billet, David W. Carter, Mr. Comstock, E. Kevin Hrusovsky, David Milligan, Ph.D. and Kathryn Tunstall.

Item 5.                     Other Information

None.

Item 6.                     Exhibits

EXHIBIT INDEX

Exhibit Number	Description of document

10.1	Amendment to Lease Agreement dated as of June 27, 2008, by and between Cedar Brook 5 Corporate Center, L.P., as landlord and Caliper Life Sciences, Inc., as tenant.

10.2

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

CALIPER LIFE SCIENCES, INC.

Date: August 8, 2008
	By:	/s/ E. KEVIN HRUSOVSKY
E. Kevin Hrusovsky
Chief Executive Officer and President

Date: August 8, 2008
	By:	/s/ PETER F. MCAREE
Peter F. McAree
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of document

10.1	Amendment to Lease Agreement dated as of June 27, 2008, by and between Cedar Brook 5 Corporate Center, L.P., as landlord and Caliper Life Sciences, Inc., as tenant.

10.2

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