Form 10-Q
period 2008-09-30
CALIPER LIFE SCIENCES INC
filed 2008-11-10
CIK 1014672

UNITED STATES SECURITIES AND EXCHANGE

COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2008.

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer☐	Accelerated filer ☒
Non-accelerated filer☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐    No   ☒

NUMBER OF SHARES OF COMMON STOCK OUTSTANDING ON October 31, 2008:  48,432,332

CALIPER LIFE SCIENCES, INC.

PART I. FINANCIAL INFORMATION

CALIPER LIFE SCIENCES, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands)

Item 1.    Financial Statements

	September 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$6,734	$15,709
Marketable securities	2,163	3,246
Accounts receivable, net	27,260	30,248
Inventories	21,391	19,572
Prepaid expenses and other current assets	3,306	2,353
Total current assets	60,854	71,128
Property and equipment, net	11,466	11,477
Intangible assets, net	36,029	42,862
Goodwill	80,590	80,836
Other assets	1,007	1,626
Total assets	$189,946	$207,929
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,657	$8,371
Accrued compensation	4,992	6,530
Other accrued liabilities	9,438	12,825
Deferred revenue and customer deposits	17,047	15,553
Accrued restructuring, current portion	1,792	2,112
Borrowings under credit facility, current portion	14,900	—
Total current liabilities	56,826	45,391
Accrued restructuring	1,261	506
Borrowings under credit facility	—	12,900
Other noncurrent liabilities	8,162	6,816
Deferred tax liability	1,130	1,130
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized, 48,432,332 and 47,768,611 shares issued and outstanding in 2008 and 2007, respectively	48	48
Additional paid-in capital	378,188	374,629
Accumulated deficit	(256,133)	(234,120)
Accumulated other comprehensive income	464	629
Total stockholders’ equity	122,567	141,186
Total liabilities and stockholders’ equity	$189,946	$207,929

See accompanying notes.

CALIPER LIFE SCIENCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues:
Product revenue	$19,965	$18,504	$59,655	$54,787
Service revenue	10,563	10,172	28,860	28,044
License fees and contract revenue	3,513	8,045	8,844	17,620

Total revenue	34,041	36,721	97,359	100,451

Costs and expenses:
Cost of product revenue	11,983	11,278	36,321	33,800
Cost of service revenue	6,590	5,511	19,134	16,600
Cost of license revenue	588	971	1,154	2,238
Research and development	4,953	5,666	15,526	19,088
Selling, general and administrative	10,256	13,399	36,945	39,312
Amortization of intangible assets	1,742	2,522	6,721	7,593
Restructuring charges, net	2,686	22	2,666	30

Total costs and expenses	38,798	39,369	118,467	118,661

Operating loss	(4,757)	(2,648)	(21,108)	(18,210)
Interest expense, net	(227)	(205)	(584)	(321)
Other income (expense), net	(411)	446	(92)	365

Loss before income taxes	(5,395)	(2,407)	(21,784)	(18,166)
Provision for income taxes	(1)	(21)	(229)	(180)

Net loss	$(5,396)	$(2,428)	$(22,013)	$(18,346)

Net loss per share, basic and diluted	$(0.11)	$(0.05)	$(0.46)	$(0.39)
Shares used in computing net loss per common share, basic and diluted	48,378	47,425	47,987	47,212

See accompanying notes.

CALIPER LIFE SCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended September 30,
	2008	2007
Operating activities
Net loss	$(22,013)	$(18,346)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	9,561	10,462
Stock-based compensation expense, net	2,988	3,970
Non-cash restructuring charge, net	2,666	30
Other charges	—	639
Foreign currency exchange losses (gains)	120	(352)
Changes in operating assets and liabilities:
Accounts receivable	2,843	2,481
Inventories	(1,955)	(2,804)
Prepaid expenses and other current assets	(314)	188
Accounts payable and other accrued liabilities	(2,832)	(670)
Accrued compensation	(1,871)	(1,765)
Deferred revenue and customer deposits	1,640	(239)
Other noncurrent liabilities	1,346	1,552
Payments of accrued restructuring obligations, net	(2,187)	(6,310)

Net cash from operating activities	(10,008)	(11,164)

Investing activities
Purchases of marketable securities	(1,914)	(1,795)
Proceeds from sales of marketable securities	—	4,102
Proceeds from maturities of marketable securities	2,911	7,246
Other assets	(42)	(944)
Purchases of property and equipment	(2,720)	(1,278)
Purchase of intangible assets	—	(250)

Net cash from investing activities	(1,765)	7,081

Financing activities
Borrowings under credit facility	4,000	6,500
Payments of credit facility and other obligations	(2,000)	(2,276)
Proceeds from issuance of common stock	928	2,145

Net cash from financing activities	2,928	6,369

Effect of exchange rates on changes in cash and cash equivalents	(130)	254
Net (decrease) increase in cash and cash equivalents	(8,975)	2,540
Cash and cash equivalents at beginning of period	15,709	11,634

Cash and cash equivalents at end of period	$6,734	$14,174

See accompanying notes.

CALIPER LIFE SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

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

Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the full fiscal year or for any future periods. For example, the Company typically experiences higher revenue in the fourth quarter of its fiscal year due to spending patterns of its customers, and may realize significant periodic fluctuations in license and contract revenue depending on the timing and circumstances of underlying individual transactions.

Caliper currently operates in one business segment: the development and commercialization of life science instruments and related consumables and services for use in drug discovery and development and other life sciences research.

The accompanying financial statements assume that Caliper’s cash, cash equivalents and marketable securities balance at September 30, 2008, together with proceeds from the divestiture of two product lines which are discussed in Note 11 and access to available capital under its credit facility with a bank (the “Credit Facility”), are sufficient to fund operations through at least June 30, 2009. If Caliper is successful in renewing its Credit Facility which matures on June 30, 2009 this date would extend to beyond December 31, 2009 based upon its current operating plan.  Caliper’s ability to fund its ongoing operations also depends on additional factors, including particularly its ability to increase product and service sales, control margins and operating costs and maintain compliance with the covenants of its Credit Facility. As more fully described in Note 7, certain conditions associated with its Credit Facility could have a potentially adverse impact on its ability to fund its operations and its access to capital under its Credit Facility.

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

In October 2008, the FASB issued FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies the application of Statement No. 157 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active. The Staff Position is effective immediately and applies to prior periods for which financial statements have not been issued, including interim or annual periods ending on or before September 30,

2008. The implementation of FAS 157-3 did not have a material impact on our consolidated financial position, results of operations and cash flows.

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

On September 30, 2008, Caliper’s investments were valued in accordance with the fair value hierarchy as follows (in thousands):

	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Money market funds	$679	$679	$—	$—
Commercial paper	199	—	199	—
U.S. corporate notes and bonds	1,806	—	1,806	—
Other	158	—	158	—
Total	$2,842	$679	$2,163	$—

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

As of September 30, 2008, Caliper held available-for-sale securities having an aggregate value of $2.2 million. Caliper held seven positions in debt securities that were in an unrealized loss position as of September 30, 2008.  During the three months ended September 30, 2008, a total unrealized loss of $75,000 was recorded to accumulated other comprehensive income within the accompanying balance sheet, including an unrealized loss of $58,000 in one investment.  Based on the Caliper’s evaluation of its investments, management does not believe any individual unrealized loss at September 30, 2008 represents an other-than-temporary impairment as these unrealized losses are primarily attributable to changes in the interest rates and the ongoing credit crisis which has created volatile market conditions. Caliper currently has both the intent and ability to hold the securities for a time necessary to recover the amortized cost.

Income Taxes

Caliper accounts for income taxes in accordance with FAS 109, Accounting for Income Taxes, and accounts for uncertainty in income taxes recognized in financial statements in accordance with FIN 48, Accounting for Uncertainty in Income Taxes.  FIN 48 prescribes a comprehensive model for the recognition, measurement, and financial statement disclosure of uncertain tax positions. Unrecognized tax benefits are the differences between tax positions taken, or expected to be taken, in tax returns, and the benefits recognized for accounting purposes pursuant to FIN 48. Caliper classifies uncertain tax positions as short-term liabilities within accrued expenses.  During the three and nine month periods in each of 2008 and 2007, Caliper’s tax provisions primarily relates to foreign taxes in jurisdictions where its wholly owned subsidiaries are profitable.

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

As of September 30, 2008, Caliper analyzed its goodwill and noted that its fair value exceeded its book value and that there were no indicators of impairment.  Subsequent to quarter end, there has been a significant decrease in Caliper’s stock price and two divestitures described in Note 11.   Management is in the process of completing its October 31, 2008 annual test for impairment in accordance with SFAS No. 142.  In performing the impairment test, Caliper is considering its market capitalization and other indicators of fair value of the entity which include, but are not limited to, a discounted cash flow model incorporating Caliper’s current operating plan and forecasts. As a result of the fact that as of October 31, 2008 Caliper’s market capitalization was below its book value, Caliper will need to evaluate whether an impairment has arisen subsequent to September 30, 2008 taking into consideration any relevant factors or events including, but not limited to, the divestitures discussed in Note 11 and any changes to Caliper’s financial projections as discussed within Managements Discussion and Analysis within Item 2 of this Form 10-Q.  Based upon the results of this assessment, Caliper may reach the conclusion that its goodwill is impaired. Such a conclusion could have a material impact on its results or operations in the fourth quarter.

The Company will also evaluate the provisions of SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets, during which Caliper will need to consider the outcome of its annual goodwill impairment test, the divestitures described in Note 11, and other market and business developments. Similarly, Caliper may reach the conclusion that certain of its long-lived tangible and intangible assets are impaired. Such a conclusion could also have a material impact on its results or operations in the fourth quarter.

2. Inventories

Inventories are stated at the lower of cost (determined on a first-in, first-out basis, or “FIFO”) or market. Amounts are relieved from inventory and recognized as a component of cost of sales on a FIFO basis. Inventories consist of the following (in thousands):

	September 30, 2008	December 31, 2007
Raw material	$11,849	$11,228
Work-in-process	940	561
Finished goods	8,602	7,783
	$21,391	$19,572

3. Intangibles

Intangibles, net, consist of the following assets acquired in connection with previous business combinations (in thousands):

	September 30, 2008	December 31, 2007
Core technologies	$22,741	$25,323
Developed and contract technologies	6,383	9,427
Customer contracts, lists and relationships	3,946	5,007
Trade names	2,898	2,898
Other intangibles	61	207
	$36,029	$42,862

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

Changes in Caliper’s warranty obligation are as follows (in thousands):

	Nine Months Ended September,
	2008	2007
Balance at beginning of period	$1,684	$2,223
Warranties issued during the period	1,177	957
Settlements made during the period	(1,224)	(1,309)
Balance at end of period	$1,637	$1,871

5. Comprehensive Loss

Comprehensive loss is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net loss	$(5,396)	$(2,428)	$(22,013)	$(18,346)
Unrealized gain (loss) on marketable securities	(74)	3	(86)	19
Foreign currency translation gain (loss)	(327)	65	(79)	227

Comprehensive loss	$(5,797)	$(2,360)	$(22,178)	$(18,100)

6. Restructuring Obligations

The following table summarizes restructuring obligations as of September 30, 2008 and related activity during the nine months ended September 30, 2008 (in thousands):

	Severance and Related	Facilities	Total
Balance, December 31, 2007	$9	$2,609	$2,618
Restructuring charge	—	2,683	2,683
Adjustments to estimated obligations	—	(213)	(213)
Interest accretion	—	152	152
Payments	(9)	(2,178)	(2,187)
Balance, September 30, 2008	$—	$3,053	$3,053

The remaining facility obligations are payable as follows (in thousands):

Years Ended December 31:
2008 (remainder of fiscal year)	$512
2009	1,543
2010	415
2011	304
2012	314
2013	293
Total minimum payments	3,381
Less: Amount representing interest	(328)
Present value of future payments	3,053
Less: Current portion of obligations	1,792
Non-current portion of obligations	$1,261

The restructuring obligations reflected above resulted from the following actions.

Prior Facility Closures

During the period from May 2003 through December 2006, Caliper consolidated certain facilities in Mountain View, California, the effects of which were originally reflected and have been subsequently adjusted through restructuring charges (credits) in the accompanying statement of operations. These facility closures were accounted for in accordance with SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, pursuant to which Caliper recorded a liability equal to the fair value of the remaining lease payments as of the cease-use date for each of the closed facilities. Fair value was determined based upon the discounted present value of remaining lease rentals (using a discount rate of 5%), for the space no longer occupied, considering sublease income at each point in time. As of June 30, 2008, there were no remaining obligations as the leases for these facilities lapsed.

Xenogen Acquisition

In connection with the acquisition of Xenogen Corporation (“Xenogen”), in August 2006, Caliper incurred costs that have been accounted for in accordance with EITF No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, pursuant to which Caliper recorded a liability based on a defined exit plan equal to the fair value of the facility obligations.

In 2006, Caliper consolidated Xenogen’s West Coast operations in Alameda, California into a single facility, leaving one facility unoccupied with the intention to sublease any excess space. As of August 9, 2006, which was the date of the acquisition of Xenogen, Caliper established a liability of $1.0 million related to this lease obligation based on its intention to sublease 100% of the facility.  Approximately 57% of the facility was subleased. In March 2008, in connection with the 2008 consolidation actions discussed below under “2008 Consolidation Plan,” Caliper revised its intention to sublease the remaining 43% of the second facility, and accordingly, reversed approximately $0.2 million of the restructuring accrual with an offsetting adjustment to goodwill.

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

2008 Consolidation

During the first quarter of 2008, Caliper initiated the consolidation of its West Coast business operations to reduce overall facility costs and improve productivity and effectiveness of its research and development spending.  The consolidation plan entailed vacating approximately 37,000 square feet of currently occupied space in Mountain View, California, which was completed in September 2008.  This facility closure was accounted for in accordance with SFAS 146, pursuant to which Caliper recorded a liability equal to the fair value of the remaining lease payments as of the cease-use date. Fair value was determined based upon the discounted present value of remaining lease rentals (using a discount rate of 5.5%) for the space no longer occupied, considering future estimated sublease income, estimated broker fees and required tenant improvements. Caliper calculated the fair value as $2.7 million and recorded this amount within restructuring charges, net in the quarter ended September 30, 2008, within the accompanying consolidated income statement. Refer to Note 8 for further discussion regarding Caliper’s lease obligations in Mountain View, California.

In connection with the facility consolidation above, Caliper eliminated 12 positions and recognized charges of approximately $0.8 million for severance and retention costs during the nine-months ended September 30, 2008.  The majority of these charges were recognized during the first quarter, primarily within research and development and general and administrative expenses.

7. Revolving Credit Facility

On February 15, 2008, Caliper entered into an Amended and Restated Loan and Security Agreement (the “Credit Facility”) with a bank, which serves as a source of capital for ongoing operations and working capital.  The Credit Facility, which matures on June 30, 2009, permits Caliper to borrow up to $25 million in the form of revolving loan advances, including up to $5 million in the form of letters of credit. The Credit Facility amends and restates in its entirety a certain Loan and Security Agreement by and among Caliper and the bank dated as of August 9, 2006, as amended. Principal borrowings under the Credit Facility accrue interest at a floating per annum rate equal to the prime rate if Caliper’s unrestricted cash held at the bank exceeds or is equal to $25 million, or prime plus one-half of one percentage point if Caliper’s unrestricted cash held at the bank is below $25 million. Under the Credit Facility, Caliper is permitted to borrow up to $25 million, provided it maintains unrestricted cash of at least $25 million with the bank, or is otherwise subject to a borrowing base limit consisting of up to (a) 80% of eligible accounts receivable, as defined in the Credit Facility, plus (b) the lesser of 90% of Caliper’s unrestricted cash maintained at the bank or $10 million. At September 30, 2008, Caliper had $5.9 million in available borrowings under the Credit Facility after taking into consideration the outstanding borrowings and $1.6 million restricted for standby letters of credit related under various operating leases.

The Credit Facility includes traditional lending and reporting covenants including that certain financial covenants applicable to liquidity and earnings are to be maintained by Caliper and tested as of the last day of each quarter. As of September 30, 2008, Caliper was in compliance with the covenants.

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

8. Commitments and Contingencies

As of September 30, 2008, future minimum payments under operating leases (excluding idled facilities accounted for within accrued restructuring in the accompanying balance sheet) were as follows (in thousands):

Years ending December 31:
2008 (remainder of fiscal year)	$1,618
2009	6,966
2010	6,751
2011	6,306
2012	6,245
Thereafter	18,055
Total minimum lease payments	$45,941

During March 2008, Caliper amended the lease on its Mountain View, California, manufacturing facility to extend the lease term through November 2013.  Annual payments under the lease are approximately $1.8 million.  During May 2008, Caliper amended the lease on its Alameda, California facilities to extend the lease through March 2019.  Annual payments under the lease are approximately $1.1 million.  During June 2008, Caliper amended the lease on its Cranbury, New Jersey facility to extend the lease through September 2014.  Annual payments under the lease are approximately $1.7 million.

9. Legal Proceedings

During the quarter ended September 30, 2008, there were no new developments with respect to Caliper’s litigation matter, the IPO lawsuits, as more fully described in Note 15 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

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

Stock-based compensation expense is included within costs and expenses as follows (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Cost of product revenue	$77	$87	$242	$329
Cost of service revenue	21	22	63	99
Research and development	116	159	304	623
Selling, general and administrative	777	968	2,379	2,919
Total	$991	$1,236	$2,988	$3,970

On September 30, 2008, Caliper had five share-based compensation plans (the “Plans”), which are described within Note 13 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Nine Months Ended September 30,
	2008	2007
Expected volatility (%)	40-46.5	39-45
Risk-free interest rate (%)	2.24-3.53	4.50-5.00
Expected term (years)	3.4-4.2	3.2-4.2
Expected dividend yield (%)	—	—

Options and Restricted Stock Activity

A summary of stock option and restricted stock activity under the Plans as of September 30, 2008, and changes during the nine months then ended is as follows:

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)

Outstanding at December 31, 2007	7,159,848	$5.69
Granted	1,602,258	3.60
Exercised	(342,238)	1.26
Canceled	(511,948)	5.79
Outstanding at September 30, 2008	7,907,920	$5.45	$6.18	$454
Exercisable at September 30, 2008	5,009,456	$5.88	$6.25	$372
Vested and expected to vest at September 30, 2008	7,769,434	$5.46	$5.46	$560

Restricted Stock Units	Shares	Weighted Average Grant Date Fair Market per Share Value
Outstanding and non-vested at December 31, 2007	646,641	$5.99
Granted	325,298	3.94
Vested	(244,841)	5.58
Cancelled	(56,098)	4.83
Outstanding and non-vested at September 30, 2008	671,000	5.11

During the nine months ended September 30, 2008, Caliper granted its employees 1,602,258 options.  Such options were valued using a Black-Scholes-Merton based option pricing model employing the assumptions reflected above which resulted in a weighted average grant date fair value of $1.27 per share. The total intrinsic value of options exercised during the nine months ended September 30, 2008 was approximately $694,000. The total fair value of restricted stock that vested during the nine months ended September 30, 2008 was approximately $1,365,000.

As of September 30, 2008, there was $6.6 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average remaining service (vesting) period of approximately 2.5 years.

Common Shares Outstanding

During the nine months ended September 30, 2008, Caliper issued 768,721 shares of common stock as a result of stock purchases under Caliper’s employee stock purchase plan, stock option exercises and vesting of restricted stock.

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

The weighted average number of shares used to compute both basic and diluted net loss per share consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Basic and diluted	48,378	47,425	47,987	47,212
Anti-dilutive common stock equivalents excluded from calculation of diluted net loss per share (prior to the application of the treasury stock method)	14,753	14,086	14,753	14,086

11. Subsequent Event

PDQ Product Line Divestiture

On October 29, 2008, Caliper entered into an Asset Sale and Purchase Agreement (the “Purchase Agreement”) with Sotax Corporation, a Virginia corporation (“Sotax”) a privately owned subsidiary of SOTAX Holding A.G. based in Switzerland.  The Purchase Agreement provides for the sale of Caliper’s Pharmaceutical Development and Quality (“PDQ”) product line to Sotax for a purchase price of approximately $15.8 million, including an estimated $13.8 million in cash together with certain  assumed liabilities upon closing which are estimated to be approximately $2.0 million (the “Purchase Price”).  Caliper’s PDQ product line is comprised of TPW3™ – Tablet Processing Workstation, APW3™ – Active Ingredient Processing Workstation, MultiDose® G3 – Dissolution Workstation, and other related products used for drug content uniformity and dissolution rate testing and related services. Approximately 20-25 employees were offered positions with Sotax. Caliper and Sotax have also expressed their intent to enter into a long-term lease agreement, pursuant to which Caliper will sublease approximately 10,000 square feet of manufacturing and office space to Sotax on a market-rate basis.

The Purchase Price is subject to adjustment for certain assets purchased and liabilities assumed as determined on the date of closing.  In addition, $1.0 million of the Purchase Price will be placed into an escrow account until the first anniversary of the closing date, which is November 10, 2008.  The escrow will secure Caliper’s indemnification obligations to Sotax, if any, under the Purchase Agreement.  The Purchase Agreement also contains representations, warranties and indemnities that are customary in asset sale transactions.  Caliper estimates that it will realize approximately $12.6 million in net cash proceeds from the sale of its PDQ product line upon closing, after the escrow account deposit and cash transaction expenses.

As part of this transaction, Caliper will sell approximately $0.5 million in net assets, which consists primarily of inventory net of deferred revenue and accrued expenses.  The net assets exclude approximately $1.5 million in accounts receivables that Caliper will retain.  Caliper expects to record a gain on the sale of the PDQ product line of approximately $12 million, subject to adjustment.  Caliper’s revenue attributable to the PDQ product line was $12.3 million in the fiscal year ended December 31, 2007 and $7.4 million in the nine months ended September 30, 2008.

AutoTrace Product Line Divestiture

On November 10, 2008, Caliper entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Dionex Corporation, a publicly owned, Delaware corporation (“Dionex”).  The Asset Purchase Agreement provides for the sale of Caliper’s AutoTrace product line to Dionex for a purchase price of approximately $5.0 million.  Caliper’s AutoTrace product line is comprised of a workstation dedicated specifically for automating solid phase extraction for environmental water analysis.

As part of this transaction, Caliper will sell approximately $0.3 million in net assets, which consists primarily of inventory net of deferred revenue and accrued expenses.  Caliper expects to record a gain on the sale of the AutoTrace product line of approximately $4.7 million, subject to adjustment.

Item 2.                                   Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of September 30, 2008 and for the three and nine months ended September 30, 2008 should be read in conjunction with our financial statements included in this Quarterly Report on Form 10-Q and Management’s Discussion and Analysis of Financial Condition and Results of Operations and our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Third Quarter Overview

Our revenues during the three months ended September 30, 2008 were $34.0 million compared to $36.7 million for the three months ended September 30, 2007.  Our overall revenue performance featured growth among product lines comprising our core ongoing strategic business areas as discussed below, and was negatively impacted by a $4.8 million decrease in license and contract revenues compared to the third quarter of 2007, the expectation of which was previously communicated.

Total product and service revenues was $30.5 million during the quarter, up $1.9 million, from the third quarter of 2007 and was comprised of product revenue growth of 8% and service revenue growth of 4%.  The overall net change was driven predominantly by continued growth of the Company’s optical molecular imaging product line which grew 54%.  Overall gross margins declined 800 basis points primarily due to the license and contract revenue decline discussed above.   Operating expenses declined by $3.9 million, or 20%, compared to the third quarter of 2007.  This decline included, among other changes, the cumulative impact of cost saving initiatives implemented over the previous twelve months, lower accrued compensation costs, and a recovery of prior-incurred legal expenses as a result of a mediation settlement. Our operating loss was $4.8 million in the third quarter of 2008, as compared to $2.6 million in the same period of 2007, primarily reflecting the decrease of an estimated $4.5 million of contribution margin related to the reduced license fees and contract revenues and the $2.7 million restructuring charge related to the partial closure of our Mountain View, California facility as described in Note 6 to our consolidated financial statements.

Notable events occurring within and subsequent to quarter end were as follows:

•                  During the third quarter, Caliper reorganized along its three core business areas — Discovery Research (Research), Optical Molecular Imaging (Imaging), and Caliper Discovery Alliances and Services (CDAS) — with the goal of creating a more scalable infrastructure while putting increased focus on growth and profitability.  We continue to report as a single operating segment because detailed financial information beyond revenues is not routinely available.

•                  Research is responsible for utilizing the core automation and microfluidic technologies, to address an expanding array of opportunities in the drug discovery and life science research markets, including growth opportunities in nucleic acid and protein sample preparation markets such as next generation sequencing sample preparation, bio-analytical analysis, and forensics.  Research revenues were $17.7 million and $23.9 million during the three months ended September 30, 2008 and 2007, respectively, and $50.9 million and $60.2 million during the nine months ended September 30, 2008 and 2007, respectively.  On a three and nine month basis, the overall revenue decline is mainly attributable to license and contract revenues from past collaboration arrangements and to a lesser extent declines in our PDQ, pharmaceutical, development and quality control products.

•                  Imaging is responsible for expanding Caliper’s global leadership position in the high growth optical molecular imaging market through expansion of therapeutic area applications of the IVIS imaging platform, addressing critical discovery workflows and facilitating additional imaging modalities. Imaging revenues were $10.6 million and $6.9 million during the three months ended September 30, 2008 and 2007, respectively, and $31.4 million and $24.4 million during the nine months ended September 30, 2008 and 2007, respectively.  On a three and nine month basis, the overall revenue increase is mainly attributable to increased unit sales of the higher priced IVIS Spectrum instrument, as well as an increase in imaging license revenue.

•                  CDAS is responsible for expanding drug discovery collaborations and alliances and increasing sales of drug discovery services.  CDAS provides valuable services such as compound screening and profiling and side effects studies, both in vitro and in vivo, which aid the development of targeted and effective drug compounds to several of the world’s largest pharmaceutical companies as well as government agencies including the Environmental Protection Agency.  CDAS revenues were $5.8 million and $5.9 million during the three months ended September 30, 2008 and 2007, respectively, and $15.1 million and $15.9 million during the nine months ended September 30, 2008 and 2007, respectively.  The relatively flat quarter and year-to-date performance is primarily related to reduced revenue from two large contractual relationships, Pfizer and EPA, which have been substantially offset by increased revenues from all other CDAS customers.  We do expect revenue from the Pfizer contract to increase again in the fourth quarter of 2008 and revenue from the EPA contract to increase again in the first half of 2009.

•                  In connection with the business realignment described above, we reduced our current workforce including several senior management positions, and eliminated other open positions to achieve future savings with an objective to increase customer focus.  This initiative is expected to achieve approximately $2.6 million of annualized savings relative to current spending levels and will begin to benefit operations in the fourth quarter of 2008.  Severance costs of approximately $0.3 million were incorporated in third quarter results within operating expenses.  The allocation of the future anticipated cost savings within our statement of operations is approximately 35% within cost of revenue, 6% within research and development and 60% within selling, general and administrative costs.

•                  As noted in Note 11 to our accompanying consolidated financial statements, subsequent to the end of the third quarter of 2008, we completed the sale of our PDQ product line to Sotax Corporation in a transaction valued at approximately $15.8 million. Our revenue attributable to the PDQ product line was $12.3 million in the fiscal year ended December 31, 2007 and $7.4 million in the nine months ended September 30, 2008.  We are anticipating only modest revenue from the PDQ products in the fiscal fourth quarter of 2008 as the vast majority of revenue historically occurs in the last month of the quarter, which is after the expected completion of the transaction.  The parties have also expressed intent to enter into a long-term lease agreement, pursuant to which we will sublease approximately 10,000 square feet of manufacturing and office space to Sotax Corporation on a market-rate basis. We expect that sublease income under the anticipated long-term lease between the parties will reduce our ongoing facility costs by approximately $1.3 million over the term of the lease.

•                  Also noted in Note 11 to our accompanying consolidated financial statements, subsequent to the end of the third quarter of 2008, we completed the sale of our AutoTrace product line to Dionex Corporation in a transaction valued at approximately

$5.0 million.

Our revenue outlook for the fourth quarter of 2008 is $34 to $37 million and reflects (i) the recently announced sale of the PDQ and Autotrace product lines, (ii) delays receiving the next task order pursuant to our five-year contract with the EPA into the second quarter of 2009, and (iii) unfavorable foreign currency movements impacting sales.  As a result, we have revised our full year revenue estimate to a range of $131.5 to $135.5 million.

Critical Accounting Policies and Estimates

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

Results of Operations for the Three and Nine Months Ended September 30, 2008

Operating results for the nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For example, we typically experience higher revenues in the fourth quarter of our fiscal year as a result of the capital spending patterns of our customers.  Furthermore, as noted above, the sale of our PDQ and Autotrace product lines in November 2008 will have considerable impact on our fourth quarter 2008 results.  During the three and nine months ended September 30, 2008, the effect on revenues related to foreign exchange resulted in a 1% and 2% favorable impact as compared to the prior year, respectively.  During the three and nine months ended September 30, 2008, the effect on net loss related to foreign exchange was less than 1% in each period, as compared to the prior year.

Revenue

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(In thousands)	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change
Product revenue	$19,965	$18,504	$1,461	8%	$59,655	$54,787	$4,868	9%
Service revenue	10,563	10,172	391	4%	28,860	28,044	816	3%
License fees and contract revenue	3,513	8,045	(4,532)	(56)%	8,844	17,620	(8,776)	(50)%

Total Revenues	$34,041	$36,721	$(2,680)	(7)%	$97,359	$100,451	$(3,092)	(3)%

Product Revenue.    Product revenue increased during the three months ended September 30, 2008 compared to the same period in 2007 due primarily to strong overall Imaging product line sales which increased by $3.1 million, or approximately 75%, compared to the third quarter of 2007.  This increase was due to a 29% increase in IVIS instrument placements which emphasized a product mix that was more heavily influenced by placements of higher-priced IVIS Spectrums as compared to the third quarter of 2007.  Research  product sales experienced a decline of $1.7 million, or 12%, during the third quarter as compared to the same quarter in 2007, primarily as a result of (i) sales decreases caused by (a) LabChip 3000 system sales having experienced increased competition from Kinase screening outsourcing as well as cannibalization of revenues due to our lower-priced EZ reader instrument which was introduced in August 2007, (b) weaker than anticipated sales of PDQ products, MultiDoseG3 and TPW3, and AutoTrace, due in part to diminished selling activities in connection with the PDQ and AutoTrace product lines which we sold subsequent to the end of the third quarter of 2008 (see Note 11), and (c) the loss of datapoint revenues from a customer that is no longer in business; partially offset by (ii) sales increases driven by (a) adoption our new LabChip GX and LabChip GXII microfluidic benchtop instruments (LabChip GX series) which were launched in July 2008 in response to strong market demand for fast, automated, 1-D electrophoretic separations of protein, DNA, and RNA samples, (b) continued growth in revenues from EZ Reader and (c) strong sales in our workflow productivity solutions led by sales of Staccato Automated Workstations and Zephyr liquid handling instruments.

Product revenue increased during the nine months ended September 30, 2008 compared to the same period in 2007 due primarily to strong Imaging product line sales which increased by $3.7 million, or 21%, driven by overall IVIS instrument growth, including an 15% increase in instrument placements.  Research  product sales increased $1.1 million, or 3%, during the nine months in 2008 as compared to the same period in 2007, primarily as a result of (i) sales increases driven by (a) strong sales in our workflow productivity solutions led by sales of Staccato Automated Workstations and Zephyr liquid handling instruments, (b) adoption our new LabChip GX series as described above, and (c) continued growth in revenues from EZ Reader; partially offset by (ii) sales decreases caused by (a) LabChip 3000 system sales as described above, (b) weaker than anticipated sales of PDQ products, MultiDoseG3 and TPW3, and

AutoTrace, due in part to selling distraction in connection with the PDQ and AutoTrace product lines which we sold subsequent to the end of the third quarter in 2008 (see Note 11), and (c) the loss of datapoint revenues from a customer that is no longer in business.

Service Revenue.   Service revenue increased during the three months ended September 30, 2008 compared to the same period in 2007 primarily from service contract and billable revenue associated with the increase in the installed base of IVIS imaging instruments.  All other instrument services grew modestly.  CDAS service revenues were down approximately $0.1 million on a net basis in comparison to the three months ended September 30, 2007.  Within this minor net change were comparable quarter decreases of $0.2 million related to animal phenotyping and $0.8 million under the EPA ToxCast Screening contract awarded to us in 2007, partially offset by revenue increases from other CDAS service platforms including imaging studies, transgenic animal production, and in vitro screening projects.

Service revenue increased during the nine months ended September 30, 2008 compared to the same period in 2007 primarily from service contract, installation and training revenue associated with the increase in the installed base of IVIS imaging instruments.  All other instrument services grew modestly.  CDAS service revenues were down approximately $0.6 million on a net basis in comparison to the nine months ended September 30, 2007.  Within this net change were comparable decreases of $1.7 million in compound profiling revenue related to a single customer contract in 2007 that did not recur in 2008, a $1.3 million decrease  within our in vivo services business related to contractual delays over the first half of 2008 with respect to a single large phenotyping contract and a $0.7 million decrease under the EPA ToxCast Screening contract awarded to us in 2007, partially offset by revenue increases from other CDAS service platforms including imaging studies, transgenic animal production, and in vitro screening projects.

License Fees and Contract Revenue.    License fees and contract revenue decreased during the three and nine months ended September 30, 2008 compared to the same periods in 2007 primarily as a result of anticipated declines in both non-recurring microfluidic license revenues of $4.2 million and $8.7 million, respectively, and contract research collaboration revenue of approximately $0.6 million and $2.3 million, respectively, due to collaboration arrangements completed in 2007, including related license revenues stemming from these arrangements.  These decreases were partially offset by increases in imaging license revenues of $0.4 million and $2.2 million, respectively, during the three and nine months ended September 30, 2008 compared to the same periods in 2007.  The imaging license revenue increases were due in part to favorable purchase accounting effects of $0.1 million and $1.0 million, respectively, in the three and nine months ended September 30, 2008 as compared to the same periods in 2007, as contract renewals at full value more than offset the lower recorded value of such contracts as initially accounted for at the date of Caliper’s acquisition of Xenogen in 2006, which was a result of fair value purchase accounting.

Costs of Revenue

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(In thousands)	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change
Product	$11,983	$11,278	$705	6%	$36,321	$33,800	$2,521	7%
Service	6,590	5,511	1,079	20%	19,134	16,600	2,534	15%
License and contract	588	971	(383)	(39)%	1,154	2,238	(1,084)	(48)%
Total Costs	$19,161	$17,760	$1,401	8%	$56,609	$52,638	$3,971	8%

Cost of Product Revenue.    Cost of product revenue increased during the three months ended September 30, 2008 primarily as a result of the overall increase in product sales together with increases in warranty parts costs and obsolescence reserve charges which increased, as a percentage of sales, by approximately 100 basis points, or $0.4 million.  Offsetting these increases was a $0.2 million decrease in overall manufacturing spending comprised primarily of reduced labor costs incurred with respect to warranty and installation activities.

Cost of product revenue increased during the nine months ended September 30, 2008 primarily as a result of the overall increase in product sales, and to a lesser extent due to the higher proportion of year-to-date Staccato system sales which incorporate higher-cost  third party material content, in contrast to the overall dollar value of revenue derived from Staccato systems during the nine months ended September 30, 2007.  For the nine months ended September 30, 2008, we experienced a $1.0 million decrease in labor costs associated with warranty and installation activities compared to the first nine months of 2007, which partially offset the higher material costs of the Staccato system sales.

Cost of Service Revenue.    Cost of service revenue increased during the three months ended September 30, 2008 as compared to the same period in 2007 primarily as a result of greater resources dedicated to the installation and start up training for our IVIS imaging products which have shown strong growth for the three and nine months ended September 30, 2008.  The increase also relates to increases in CDAS expenses of $0.7 million for the three months ended September 30, 2008 as compared to the same period in 2007.  The CDAS cost increase primarily related to our in vivo operations, driven primarily by our extension of the lease on our facility at the current market rate and other increases in headcount and materials to support the existing projects.

Cost of service revenue increased during the nine months ended September 30, 2008 as compared to the same period in 2007 primarily as a result of greater resources dedicated to the more complex installation and start up training for our IVIS imaging products.  The increase also relates to increases in CDAS expenses of $1.3 million for the nine months ended September 30, 2008 as compared to the same period in 2007.  The CDAS cost increase occurred primarily as a result of the extension of the in vivo operations facility described above as well as within our in vitro operations due to expansion of facility needs and to a lesser extent as a result of variable spending on project materials associated with higher in vitro drug discovery revenues in comparison to 2007.

Cost of License Revenue.    Cost of license revenue decreased during the three and nine months ended September 30, 2008 compared to the same periods in 2007 due to the overall decrease in license revenues described above.

Gross Margins.    Gross margin on product revenue was 40% for the three months ended September 30, 2008 which was an increase of 1% compared to the same period in 2007, reflecting the effect of incremental margin contribution associated with increased sales volumes, partially offset by higher material and other variable costs incurred.  Gross margin on service revenue was 38% for the three months ended September 30, 2008 as compared to 46% for the same period in 2007. These decreased service margins resulted from an increase in the service costs, primarily headcount related, of the instrument services business, including material costs, the increased fixed cost base from the in vitro and in vivo facilities and the delay in timing of work within our in vivo services business.

For the nine months ended September 30, 2008, product gross margins improved to 39%, from 38% for the nine months ended September 30, 2007.  The improvement was primarily due to increased volume, offset by higher material and other variable costs resulting from sales of Staccato automated workstations as described above. Gross margin on service revenue was 34% for the nine months ended September 30, 2008 and 41% for the same period in 2007.  This decreased service margin resulted from an increase in the service costs, primarily headcount related, of the instrument services business, including material costs, the increased fixed cost base from the in vitro and in vivo facilities and the delay in timing of work within our in vivo services business.

Expenses

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change
	(In thousands)
Research and development	$4,953	$5,666	$(713)	(13)%	$15,526	$19,088	$(3,562)	(19)%
Selling, general and administrative	10,256	13,399	(3,143)	(23)%	36,945	39,312	(2,367)	(6)%
Amortization of intangible assets	1,742	2,522	(780)	(31)%	6,721	7,593	(872)	(11)%
Restructuring charges, net	2,686	22	2,664	nm	2,666	30	2,636	nm

Research and Development Expenses.    Research and development spending decreased by $0.7 million during the three months ended September 30, 2008 compared to the same period in 2007 primarily as a result of actions taken in the first quarter of 2008 to consolidate research and development costs in our West Coast operations.  The net decrease was comprised of a reduction in personnel-related costs of $0.6 million, including the combined effects of lower headcount and a reduction in variable incentive compensation expected to be earned in 2008 on the basis of the Company’s overall performance, $0.2 million in reduced material and operating supplies, offset by a $0.1 million increase in consulting costs.

Research and development spending decreased by $3.6 million during the nine months ended September 30, 2008 compared to the same period in 2007.  This overall decrease was due primarily to reduced spending related to microfluidic collaboration projects that ended in 2007, reduced spending from the consolidation of research and development costs in our West Coast operations that was initiated during the first quarter of 2008, as well as the effects of reduced project spending implemented in the second quarter of 2007.  The overall net decrease was comprised of a $2.4 million reduction in personnel related costs, $0.7 million in reduced material and operating supplies, a $0.6 million decrease in facility and information technology costs that are driven based on headcount and square footage, and a $0.2 million reduction in all other costs, partially offset by $0.3 million of severance charges in the first quarter of 2008 associated with our plan to consolidate West Coast operations.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses decreased by $3.1 million during the three months ended September 30, 2008 compared to the same period in 2007 primarily due to a $2.7 million decrease in general and administrative expenses which included a one time settlement of prior litigation matters resulting from a mediated settlement of approximately $1.0 million, a $0.6 million reduction related to legal and advisory services related to merger and acquisition activities in 2007, a $0.5 million reduction in payroll and employee related costs due primarily to a reduction in variable incentive compensation and reduced headcount, a $0.1 million reduction in FAS 123R stock compensation expense and a decrease in all other general and administrative costs of $0.5 million.  Selling and marketing expenses decreased by $0.4 million during the three months ended September 30, 2008 primarily due to a $0.3 million reduction in relocation and other related employee costs.

Selling, general and administrative expenses decreased by $2.4 million during the nine months ended September 30, 2008 compared to the same period in 2007 primarily due to a $2.8 million decrease in general and administrative expenses which included a $0.9 million reduction in legal costs primarily related to a one time settlement of prior litigation matters that occurred in the third quarter as discussed above, a $0.6 million reduction related to legal and advisory services related to merger and acquisition activities in 2007, a $0.5 million reduction in personnel-related costs comprised of reduced headcount and lower variable incentive compensation expense provision, a $0.3 million reduction in FAS 123R stock compensation expense, and a decrease in all other general and administrative costs of $0.3 million.  Selling and marketing expenses increased by $0.4 million during the nine months ended September 30, 2008 primarily due to increased sales commissions of $0.7 million and all other costs of $0.1 million, offset by a decrease of $0.2 million in FAS 123R stock compensation expense and a decrease of $0.2 million in severance charges.

Amortization of Intangible Assets.  The amortization of intangible assets for the three and nine months ended September 30, 2008 relates to assets acquired in our previous business combinations. Amortization is computed based upon the estimated timing of the undiscounted cash flows used to value each respective asset over the estimated useful life of the particular intangible asset, or using the straight-line method over the estimated useful life of the intangible asset when the pattern of cash flows is not necessarily reflective of the true consumption rate of the particular intangible asset.  The decrease in amortization during the three and nine months ended September 30, 2008 is the result of certain intangibles from the Zymark acquisition that had a five year life and therefore were fully amortized within the period.

Restructuring Charges.    We incurred restructuring charges in 2008 and 2007 related to acquisition and integration activities that are more fully discussed in Note 6 to the accompanying financial statements.  During the three months ended September 30, 2008, we recorded a restructuring charge of $2.7 million related to the West Coast consolidation and the related abandonment of approximately 36,000 square feet of space in Mountain View, California.  We estimate that ongoing facility cash outflow, primarily rent payments net of sublease income, will be spread over the 5.1 years remaining on our Mountain View, California lease.  This facility closure has been accounted for in accordance with SFAS No. 146, pursuant to which we have recorded a liability equal to the fair value of the remaining lease payments, net of expected sublease payments, as of the cease-use date.  We expect this initiative to result in annual cost savings of approximately $1.4 million.

Other restructuring charges during the three and nine month periods ending September 30, 2008 and 2007 relate to accretion of interest related to idle facility rent obligations.

Interest and Other Income (Expense), Net

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(In thousands)	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change
Interest expense, net	$(227)	$(205)	$(22)	(11)%	$(584)	$(321)	$(263)	(82)%
Other income (expense), net	(411)	446	(857)	(192)%	(92)	365	(457)	(125)%

Interest Expense, Net.    Net interest expense increased during the three and nine months ended September 30, 2008 compared to the same periods in 2007 as a result of lower interest income as an offset to interest expense.  For the three- and nine-month periods ended September 30 2008, interest income declined by approximately $0.1 million and $0.3 million, respectively, as a result of lower invested cash and marketable securities.  In addition, interest expense modestly declined on both a three- and nine-month basis as a result of lower interest rates applied to outstanding borrowing as compared to the same periods in 2007 due to reduced interest rates.

Other Income (Expense), Net.    Other income (expense), net, decreased on a three- and nine-month basis compared to 2007 due to transaction gains on foreign denominated accounts receivable resulting from a weaker U.S. dollar in comparison to primarily the Euro and the Yen. During the three months ended September 30, 2008, we incurred foreign currency transaction losses of approximately $0.4 million, compared to gains of approximately $0.4 million for the same period in 2007.  During the nine months ended September 30, 2008, we incurred foreign currency transaction losses of approximately $0.1 million, compared to gains of approximately $0.4 million for the same period in 2007.

Liquidity and Capital Resources

As of September 30, 2008, we had $8.9 million in cash, cash equivalents and marketable securities, as compared to $19.0 million as of December 31, 2007.

As noted in Note 7 of the accompanying Notes to Consolidated Financial Statements, on February 15, 2008, we entered into an Amended and Restated Loan and Security Agreement (Credit Facility) with a bank, which permits us to borrow up to $25 million in the form of revolving loan advances, including up to $5 million in the form of letters of credit. The Credit Facility amends and restates in its entirety a previous Loan and Security Agreement between us and the bank dated as of August 9, 2006, as amended. Principal borrowings under the Credit Facility accrue interest at a floating per annum rate equal to the prime rate if our unrestricted cash held at the bank exceeds or is equal to $25 million, or prime plus one-half of one percentage point if our unrestricted cash held at the bank is below $25 million. The Credit Facility, which matures on June 30, 2009, permits us to borrow up to $25 million, provided we maintain unrestricted cash of at least $25 million with the bank. Otherwise our ability to borrow under the Credit Facility is subject to a borrowing base limit consisting of up to (a) 80% of eligible accounts receivable, as defined in the Credit Facility, plus (b) the lesser of 90% of our unrestricted cash maintained at the bank or $10 million. At September 30, 2008, Caliper had $5.9 million in available borrowings under the Credit Facility after taking into consideration the outstanding borrowings and $1.6 million restricted for standby letters of credit related under various operating leases.  The Credit Facility will serve as a source of capital for ongoing operations and working capital needs. We intend to renew the Credit Facility on comparable terms through 2010 and anticipate completing this renewal during the fiscal fourth quarter of 2008.

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

Cash Flows

	Nine Months Ended September 30,
	2008	2007	$ Change
	(In thousands)
Cash provided by (used in)
Operating Activities	$(10,008)	$(11,164)	$1,156
Investing Activities	(1,765)	7,081	(8,846)
Financing Activities	2,928	6,369	(3,441)

 Operating Activities.    During the nine months ended September 30, 2008, we used $10.0 million of cash for operating activities which included approximately $2.2 million related to our idle facilities and $1.4 million related to our settlement of the Young & Partners LLC claim discussed further in Note 15 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.  We used approximately $6.4 million of cash to fund operations and working capital needs, which primarily related to fiscal 2007 employee incentive compensation payments of $2.0 million, a $2.0 million increase in inventory within the period, offset by an increase in customer deposits of approximately $1.1 million from our in vivo services business, a one time settlement of prior litigation matters resulting from a mediated settlement of approximately $1.0 million, and a $4.5 million increase in cash flow from all other operations and working capital activities.

Investing Activities.    During the nine months ended September 30, 2008, net proceeds from purchases, sales and maturities of marketable securities generated $1.0 million of cash which we used primarily for operations. Our primary investing activities were the purchase of property and equipment of $2.7 million primarily related to facility improvements and information systems.

Financing Activities.    During the nine months ended September 30, 2008, financing cash proceeds were related to $2.0 million in incremental borrowing under our credit facility as well as proceeds from option exercises and the employee stock purchase plan.

Contractual Obligations

Our commitments under leases and other obligations are described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. Other than the amended lease agreements described in Note 8 to the accompanying Consolidated Financial Statements, there has been no material change during the nine months ended September 30, 2008 in the contractual obligations disclosed at December 31, 2007.

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

•                      the potential need to develop, acquire or license new technologies and products; and

•                      other factors not within our control.

Based upon our current financial projections, including proceeds from the PDQ and Autotrace divestitures more fully described in Note 11 to our consolidated financial statements, we expect that revenue from operations, our current cash balances and borrowing availability under our credit facility, which we intend to renew, will be sufficient to fund our operations through December 31, 2009.  Additionally, our ability to fund ongoing operations beyond December 31, 2009 will depend on many factors, including particularly our ability to increase revenues, control margins and operating costs and maintain compliance with the covenants of our credit facility.  Our credit facility currently matures on June 30, 2009, and we anticipate that we will be able to renew the credit facility into the year 2010 during the fourth quarter of 2008 in order to ensure that we have sufficient long-term capital resources to meet the needs of ongoing operations. If we are unable to renew the Credit Facility, we believe our current cash balances and borrowing availability under our facility will be sufficient to fund operations through June 30, 2009.

If, however, our actual results do not meet our current projections, we fail to meet required bank covenants, or we are unable to renew the credit facility beyond its current maturity, we may be required to reduce our costs and expenses, sell additional equity or debt securities, divest some of our product lines, or restructure portions of our business.

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

Based on their evaluation as of September 30, 2008, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Changes in internal controls.    There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the third quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II—OTHER INFORMATION

Item 1.            Legal Proceedings

Commencing on June 7, 2001, Caliper and three of its officers and directors (David V. Milligan, Daniel L. Kisner and James L. Knighton) were named as defendants in three securities class action lawsuits filed in the United States District Court for the Southern District of New York. The cases have been consolidated under the caption, In re Caliper Technologies Corp. Initial Public Offering Securities Litigation, 01 Civ. 5072 (SAS) (GBD). Similar complaints were filed against approximately 300 other public companies that conducted initial public offerings of their common stock during the late 1990s (the “IPO Lawsuits”). On August 8, 2001, the IPO Lawsuits were consolidated for pretrial purposes before United States Judge Shira Scheindlin of the Southern District of New York. Together, those cases are denominated In re Initial Public Offering Securities Litigation, 21 MC 92(SAS). On April 19, 2002, a Consolidated Amended Complaint was filed alleging claims against Caliper and the individual defendants under Sections 11 and 15 of the Securities Act of 1933, and under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as well as Rule 10b-5 promulgated thereunder. The Consolidated Amended Complaint also names certain underwriters of Caliper’s December 1999 initial public offering of common stock as defendants. The Complaint alleges that these underwriters charged excessive, undisclosed commissions to investors and entered into improper agreements with investors relating to aftermarket transactions. The Complaint seeks an unspecified amount of money damages. Caliper and the other issuers named as defendants in the IPO Lawsuits moved on July 15, 2002, to dismiss all claims on multiple grounds. By Stipulation and Order dated October 9, 2002, the claims against Messrs. Milligan, Kisner and Knighton were dismissed without prejudice. On February 19, 2003, the Court granted Caliper’s motion to dismiss all claims against it. Plaintiffs were not given the right to replead the claims against Caliper. The time to appeal the dismissal has not yet expired. On December 5, 2006 the Court of Appeals for the Second Circuit issued an opinion reversing Judge Scheindlin’s prior certification of the plaintiff classes in several “focus” cases pending before her as part of the consolidated IPO Lawsuits. As a result of this ruling, on June 25, 2007, Judge Scheindlin issued an order terminating the settlement that had previously been agreed to among the plaintiffs, the issuers and their insurers. The parties in the “focus” cases subsequently briefed plaintiffs’ motion seeking certification of a new class of plaintiffs; that motion was withdrawn without prejudice on October 10, 2008. The final resolution of this litigation is not expected to have a material impact on Caliper.

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

Date: November 10, 2008
	By:	/s/ E. KEVIN HRUSOVSKY
E. Kevin Hrusovsky
Chief Executive Officer and President

Date: November 10, 2008
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