Form 10-Q
period 2009-03-31
CALIPER LIFE SCIENCES INC
filed 2009-05-08
CIK 1014672

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2009.

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐    No   ☒

NUMBER OF SHARES OF COMMON STOCK OUTSTANDING ON April 30, 2009:  48,713,421

CALIPER LIFE SCIENCES, INC.

PART I. FINANCIAL INFORMATION

CALIPER LIFE SCIENCES, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands)

Item 1.    Financial Statements

	March 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$19,533	$23,667
Marketable securities	4,316	3,034
Accounts receivable, net	22,311	27,396
Inventories	17,323	17,579
Prepaid expenses and other current assets	3,326	2,481
Total current assets	66,809	74,157
Property and equipment, net	10,455	10,735
Intangible assets, net	32,830	34,399
Goodwill	22,905	22,905
Other assets	882	882
Total assets	$133,881	$143,078
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,014	$8,377
Accrued compensation	5,207	5,175
Other accrued liabilities	8,623	9,725
Deferred revenue and customer deposits	13,813	14,284
Current portion of accrued restructuring	1,818	1,806
Borrowings under credit facility	14,900	14,900
Total current liabilities	51,375	54,267
Noncurrent portion of accrued restructuring	2,207	2,670
Other noncurrent liabilities	8,588	8,275
Deferred tax liability	1,128	1,128
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized, 48,695,671 and 48,596,233 shares issued and outstanding in 2009 and 2008, respectively	49	49
Additional paid-in capital	379,763	378,919
Accumulated deficit	(309,057)	(302,412)
Accumulated other comprehensive income (loss)	(172)	182
Total stockholders’ equity	70,583	76,738
Total liabilities and stockholders’ equity	$133,881	$143,078

See accompanying notes.

CALIPER LIFE SCIENCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2009	2008
Revenues:
Product revenue	$18,309	$17,665
Service revenue	7,657	9,008
License fees and contract revenue	2,506	2,614
Total revenue	28,472	29,287
Costs and expenses:
Cost of product revenue	11,253	11,105
Cost of service revenue	5,707	6,098
Cost of license revenue	392	284
Research and development	4,551	5,532
Selling, general and administrative	11,185	13,932
Amortization of intangible assets	1,557	2,490
Restructuring charges, net	23	6
Total costs and expenses	34,668	39,447
Operating loss	(6,196)	(10,160)
Interest expense, net	(212)	(155)
Other (expense) income, net	(183)	407
Loss before income taxes	(6,591)	(9,908)
Provision for income taxes	(54)	(28)
Net loss	$(6,645)	$(9,936)

Net loss per common share, basic and diluted	$(0.14)	$(0.21)
Shares used in computing net loss per common share, basic and diluted	48,626	47,683

See accompanying notes.

CALIPER LIFE SCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended March 31,
	2009	2008
Operating activities
Net loss	$(6,645)	$(9,936)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	2,376	3,452
Stock-based compensation expense, net	915	1,010
Non-cash restructuring charges, net	23	6
Foreign currency exchange losses (gains)	174	(428)
Changes in operating assets and liabilities:
Accounts receivable	4,621	4,021
Inventories	22	(3,479)
Prepaid expenses and other current assets	(902)	(857)
Accounts payable and other accrued liabilities	(2,391)	170
Accrued compensation	36	1,049
Deferred revenue and customer deposits	(368)	3,099
Other noncurrent liabilities	314	135
Payments of accrued restructuring obligations, net	(470)	(998)
Net cash from operating activities	(2,295)	(2,756)

Investing activities
Purchases of marketable securities	(2,832)	(1,232)
Proceeds from sales of marketable securities	400	—
Proceeds from maturities of marketable securities	1,156	1,883
Other assets	6	9
Purchases of property and equipment	(535)	(417)
Net cash from investing activities	(1,805)	243
Financing activities
Borrowings under credit facility	—	2,000
Payments of credit facility and other obligations	—	(2,000)
Proceeds from issuance of common stock	22	48
Net cash from financing activities	22	48
Effect of exchange rates on changes in cash and cash equivalents	(56)	399
Net decrease in cash and cash equivalents	(4,134)	(2,066)
Cash and cash equivalents at beginning of period	23,667	15,709
Cash and cash equivalents at end of period	$19,533	$13,643

See accompanying notes.

CALIPER LIFE SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

(Unaudited)

1. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of Caliper Life Sciences, Inc. and its wholly owned subsidiaries (collectively, the “Company” or “Caliper”) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and generally accepted accounting principles for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules or regulations. The December 31, 2008 consolidated balance sheet has been derived from the Company’s audited financial statements as of that date, but does not include all disclosures required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. However, these unaudited consolidated financial statements should be read in conjunction with Caliper’s Annual Report on Form 10-K for the year ended December 31, 2008.

Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the full fiscal year or for any future periods. For example, the Company typically experiences higher revenue in the fourth quarter of its fiscal year due to spending patterns of its customers, and may realize significant periodic fluctuations in license and contract revenue depending on the timing and circumstances of underlying individual transactions.

Caliper currently operates in one business segment: the development and commercialization of life science instruments and related consumables and services for use in drug discovery and development and other life sciences research.

As shown in the consolidated financial statements, at March 31, 2009, Caliper has a total cash, cash equivalents and marketable securities balance of $23.8 million and an accumulated deficit of $309.1 million.  On March 6, 2009, Caliper entered into a Second Amended and Restated Loan and Security Agreement (the “Credit Facility”) with a bank. The accompanying financial statements assume that Caliper’s cash, cash equivalents and marketable securities balance at March 31, 2009 and access to available capital under its Credit Facility are sufficient to fund operations through at least January 1, 2010, based upon its current operating plan. Caliper’s ability to fund its operations will depend on many factors, including particularly its ability to increase product and service sales, control margins and operating costs and maintain its borrowing capacity and compliance with the covenants of its Credit Facility. As more fully described in Note 8, the amount of available capital that Caliper is able to access under the Credit Facility at any particular time is dependent upon a borrowing base formula, which ultimately relies on the underlying performance of the business. The Credit Facility also contains certain rights which, if exercised by the lender, could result in any or all of the following: an acceleration of the maturity date of any outstanding debt, a reduction in borrowing capacity, and a termination of advances. If economic conditions worsen and Caliper’s business performance is not as strong as anticipated, then Caliper could experience an event of default or a reduction in its borrowing capacity under the Credit Facility, which if not cured to the bank’s satisfaction, could potentially have a material adverse impact on its ability to access capital under its Credit Facility in order to fund planned 2009 operations. If such events were to occur, Caliper’s business would be adversely affected.

Summary of Significant Accounting Principles

The accounting policies underlying the accompanying unaudited consolidated financial statements are those set forth in Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 13, 2009. Those policies are not presented herein, except to the extent that new policies have been adopted or that the description of existing policies has been meaningfully updated.

In November 2007, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 07-1 (“EITF No. 07-1”), Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property.  EITF No. 07-1 requires collaborators in such an arrangement to present the result of activities for which they act as the principal on a gross basis and report any payments received from (or payments made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. During the first quarter of 2009, Caliper adopted EITF No. 07-1.  The effect of adoption did not have a material impact on Caliper’s financial statements and therefore did not require retroactive application as Caliper’s collaborative agreements do not incorporate such revenue- and cost-sharing arrangements.

Fair Values of Assets and Liabilities

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”) effective for financial statements issued for fiscal years beginning after November 15, 2007.  SFAS No. 157 replaces multiple existing definitions of fair value with a single definition, establishes a consistent framework for measuring fair value and expands financial statement disclosures regarding fair value measurements.  SFAS No. 157 applies only to fair value measurements that already are required or permitted by other accounting standards and does not require any new fair value measurements.  In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2 (“FSP No. 157-2”), which delayed the effective date of SFAS No. 157 until the first quarter of 2009 for nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis.  During the first quarter we adopted the provisions of SFAS No. 157 related to our nonfinancial assets and liabilities that include goodwill, intangible assets and property, plant and equipment, and it did not have a material impact on our nonfinancial assets and liabilities in the first quarter.

In October 2008, the FASB issued FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FAS 157-3”), which clarifies the application of Statement No. 157 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active. The Staff Position is effective immediately and applies to prior periods for which financial statements have not been issued, including interim or annual periods ending on or before September 30, 2008. The implementation of FAS 157-3 did not have a material impact on our consolidated financial position, results of operations and cash flows.

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

On March 31, 2009, Caliper’s investments were valued in accordance with the fair value hierarchy as follows (in thousands):

	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Money market funds	$8,583	$8,583	$—	$—
Commercial paper	4,048	—	4,048	—
U.S. corporate notes and bonds	1,204	—	1,204	—
Other	2,570	—	2,570	—
Total	$16,405	$8,583	$7,822	$—

Investments are generally classified Level 1 or Level 2 because they are valued using quoted market prices, broker or dealer quotations, market prices received from industry standard pricing data providers or alternative pricing sources with reasonable levels of price transparency.  Investments in U.S. Treasury Securities and overnight Money market Mutual Funds have been classified as Level 1 because these securities are valued based upon quoted prices in active markets or because the investments are actively traded.

Caliper held five positions in debt securities that were in an unrealized loss position as of March 31, 2009.  During the three months ended March 31, 2009, a total unrealized loss of $22,000 was recorded to accumulated other comprehensive income within the accompanying balance sheet.  Based on Caliper’s evaluation of its investments, management does not believe any individual unrealized loss at March 31, 2009 represents an other-than-temporary impairment as these unrealized losses are primarily attributable to changes in the interest rates and the ongoing credit crisis which has created volatile market conditions. Caliper currently has both the intent and ability to hold the securities for a time necessary to recover the amortized cost.

Income Taxes

Caliper accounts for income taxes in accordance with FAS 109, Accounting for Income Taxes, and accounts for uncertainty in income taxes recognized in financial statements in accordance with FIN 48, Accounting for Uncertainty in Income Taxes (“FIN 48”).   FIN 48 prescribes a comprehensive model for the recognition, measurement, and financial statement disclosure of uncertain tax positions. Unrecognized tax benefits are the differences between tax positions taken, or expected to be taken, in tax returns, and the benefits recognized for accounting purposes pursuant to FIN 48. Caliper classifies uncertain tax positions as short-term liabilities within accrued expenses.  During the three month period in each of 2009 and 2008, Caliper’s tax provisions primarily relate to foreign taxes in jurisdictions where its wholly owned subsidiaries are profitable.

Goodwill

 In accordance with SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and certain other intangibles are not amortized but are instead subject to periodic impairment assessments. Caliper performs a test for the impairment of goodwill annually following the related acquisition, or more frequently if events or circumstances indicate that goodwill may be impaired. Because Caliper has a single operating segment which is the sole reporting unit, Caliper performs this test by comparing the fair value of Caliper with its carrying value, including goodwill. If the fair value exceeds the carrying value, goodwill is not impaired. If the book value exceeds the carrying value, Caliper would calculate the potential impairment loss by comparing the implied fair value of goodwill with the book value of goodwill. If the implied fair value of goodwill is less than the book value, an impairment charge would be recorded equal to the difference. Caliper recorded a goodwill impairment charge of $43.4 million in 2008, as described more fully in Note 7 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 13, 2009.

As of March 31, 2009, Caliper analyzed its goodwill for indicators of impairment.  There were no indicators, other than the fact Caliper’s fair value was less than its book value.  Caliper completed an assessment of the implied fair value of it’s goodwill in connection with the audit of it’s 2008 financial statements, as more fully described in Note 7 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.  Due to the fact Caliper’s stock price has remained relatively consistent as of March 31, 2009 compared to December 31, 2008 and Caliper achieved its planned financial results within the quarter, it believes there is not an impairment within the period.

Recent Accounting Pronouncements

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

In April 2009, the FASB issued Staff Position No. 107-1 and APB 28-1, Interim Disclosures About Fair Value of Financial Instruments, effective for interim and annual periods ending after June 15, 2009. The staff position requires fair value disclosures of financial instruments on a quarterly basis, as well as new disclosures regarding the methodology and significant assumptions underlying the fair value measures and any changes to the methodology and assumptions during the reporting period. Caliper will apply the disclosure provisions as appropriate in future filings.

2.  Product Line Divestitures

PDQ Product Line Divestiture

On October 29, 2008, Caliper entered into an Asset Sale and Purchase Agreement (the “Purchase Agreement”) with Sotax Corporation (“Sotax”), a Virginia corporation and a privately owned subsidiary of SOTAX Holding A.G. based in Switzerland. The Purchase Agreement provided for the sale of Caliper’s Pharmaceutical Development and Quality (“PDQ”) product line to Sotax for a purchase price of approximately $15.8 million, including $13.8 million in cash together with certain assumed liabilities upon closing which were approximately $2.0 million (the “Purchase Price”). In addition, $1.0 million of the Purchase Price was placed into an escrow account until the first anniversary of November 10, 2008, the closing date. The escrow secures Caliper’s indemnification obligations to Sotax, if any, under the Purchase Agreement. The Purchase Agreement also contains representations, warranties and indemnities that are customary in asset sale transactions. Caliper realized approximately $12.6 million in net cash proceeds from the sale of its PDQ product line upon closing, after the escrow account deposit and transaction expenses. As part of this transaction, Caliper sold approximately $0.5 million in net assets, which consisted primarily of inventory net of deferred revenue and accrued expenses. Caliper recorded a $1.4 million gain on the sale of the PDQ product line based upon the net proceeds in excess of total divested net assets, which included $10.5 million of goodwill that was allocated to the product line on a relative fair value basis.  During the three months ended March 31, 2008 there was $2.2 million in revenue attributable to the PDQ product line in the accompanying statement of operations.

AutoTrace Product Line Divestiture

On November 10, 2008, Caliper entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Dionex Corporation (“Dionex”), a publicly traded Delaware corporation. The Asset Purchase Agreement provided for the sale of Caliper’s AutoTrace product line to Dionex for a purchase price of approximately $5.0 million. As part of this transaction, Caliper sold approximately $0.3 million in net assets, which consisted primarily of inventory net of deferred revenue and accrued expenses. Caliper recorded a $0.7 million gain on the sale of the AutoTrace product line based upon the net proceeds in excess of total divested net assets, which included $3.8 million of goodwill that was allocated to the product line on a relative fair value basis. During the three months ended March 31, 2009 and 2008 there was $0.3 million and $0.7 million, respectively, in revenue attributable to the AutoTrace product line in the accompanying statement of operations.  The $0.3 million of 2009 revenue included remaining revenues associated with the transition services arrangement that ended during the quarter.

3. Inventories

Inventories are stated at the lower of cost (determined on a first-in, first-out basis, or “FIFO”) or market. Amounts are relieved from inventory and recognized as a component of cost of sales on a FIFO basis. Inventories consist of the following (in thousands):

	March 31, 2009	December 31, 2008
Raw material	$10,092	$10,173
Work-in-process	928	907
Finished goods	6,303	6,499
Inventories	$17,323	$17,579

4. Intangibles

Intangibles, net, consist of the following assets acquired in connection with previous business combinations (in thousands):

	March 31, 2009	December 31, 2008
Core technologies	$21,019	$21,880
Developed and contract technologies	5,387	5,884
Customer contracts, lists and relationships	3,526	3,724
Trade names	2,898	2,898
Other intangibles	—	13
	$32,830	$34,399

5. Warranty Obligations

Caliper provides for estimated warranty expenses as a component of cost of revenue at the time product revenue is recognized in accordance with FAS 5,  Accounting for Contingencies,  and FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others.  Caliper offers a one-year limited warranty on most products, which is included in the selling price. Caliper’s standard limited warranty covers repair or replacement of defective goods, a preventative maintenance visit on certain products, and telephone-based technical support. Factors that affect Caliper’s warranty liability include the number of installed units, historical and anticipated rates of warranty claims, and cost per claim. Caliper periodically assesses the adequacy of its recorded warranty liabilities and adjusts amounts as necessary.

Changes in Caliper’s warranty obligation are as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Balance at beginning of period	$1,362	$1,684
Warranties issued during the period	611	114
Settlements made during the period	(423)	(342)
Balance at end of period	$1,550	$1,456

6. Comprehensive Loss

Comprehensive loss is as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Net loss	$(6,645)	$(9,936)
Unrealized gain (loss) on marketable securities	7	(8)
Foreign currency translation gain (loss)	(361)	446

Comprehensive loss	$(6,999)	$(9,498)

7. Accrued Restructuring Costs

Caliper’s accrued restructuring costs as of March 31, 2009 were comprised of future contractual obligations pursuant to facility operating leases covering certain idle space as further described below.  The following table summarizes changes in accrued restructuring obligations during the three months ended March 31, 2009 (in thousands):

Total
Balance, December 31, 2008	$4,476
Restructuring charge	—
Adjustments to estimated obligations	(4)
Interest accretion	23
Payments	(470)
Balance, March 31, 2009	$4,025

The remaining facility obligations are payable as follows (in thousands):

Years Ended December 31:
2009 (remainder of fiscal year)	$1,462
2010	1,781
2011	421
2012	433
2013	406
Total minimum payments	4,503
Less: Amount representing interest	(478)
Present value of future payments	4,025
Less: Current portion of obligations	1,818
Non-current portion of obligations	$2,207

The restructuring obligations reflected above resulted from the following actions:

        During the first quarter of 2008, Caliper initiated the consolidation of its West Coast business operations to reduce overall facility costs and improve productivity and effectiveness of its research and development spending. The consolidation plan entailed vacating approximately 36,500 square feet of currently occupied space in Mountain View, California, which was completed in September 2008. This facility closure was accounted for in accordance with SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, pursuant to which Caliper recorded a liability equal to the fair value of the remaining lease payments as of the cease-use date. Fair value was determined based upon the discounted present value of remaining lease rentals (using a discount rate of 5.5%) for the space no longer occupied, considering future estimated sublease income, estimated broker fees and required tenant improvements. Caliper calculated the fair value as $4.6 million and recorded this amount within restructuring charges in the second half of fiscal 2008.  The lease term expires November 30, 2013.

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

8. Revolving Credit Facility

On March 6, 2009, Caliper entered into the Credit Facility which permits Caliper to borrow up to $25 million in the form of revolving loan advances, including up to $5 million in the form of letters of credit.  Principal borrowings under the Credit Facility accrue interest at a floating annual rate equal to the Base Rate (as hereafter defined) plus one percent if Caliper’s unrestricted cash held at the bank exceeds or is equal to $20 million, or the Base Rate plus two percent if Caliper’s unrestricted cash held at the bank is below $20 million.  The “Base Rate” is the greater of:  (i) the bank’s announced “prime rate” and (ii) four and one-half of one percent (4.5%).  Under the Credit Facility, Caliper is permitted to borrow up to $25 million, subject to a borrowing base limit consisting of (a) 80% of eligible accounts receivable plus (b) the lesser of 70% of Caliper’s unrestricted cash at the bank or $12 million; provided that on each of the first three business days and each of the last three business days of each fiscal quarter, the borrowing base is (a) 80% of eligible accounts receivable plus (b) the lesser of 90% of Caliper’s unrestricted cash at the bank or $12 million. Eligible accounts receivable do not include internationally billed receivables, unbilled receivables, and receivables aged over 90 days from invoice date. The Credit Facility matures on November 30, 2010.  The Credit Facility serves as a source of capital for ongoing operations and working capital needs.

The Credit Facility includes customary lending and reporting covenants, including certain financial covenants regarding Caliper’s required levels of liquidity and earnings that are tested as of the last day of each quarter.  As of March 31, 2009, Caliper was in compliance with its covenants.  The Credit Facility also includes a net liquidity clause.  Under this clause, if Caliper’s total cash, cash equivalents and marketable securities, held at the bank, net of debt outstanding under the Credit Facility, are less than $0.5 million (the “Net Liquidity Limit”), the bank will apply all of Caliper’s accounts receivable collections, received within its lockbox arrangement with the bank to the outstanding principal.  Such amounts would be eligible to be re-borrowed by Caliper subject to the borrowing base limit.  Based on Caliper’s current forecast, it expects to fall below the Net Liquidity Limit at certain times during the second half of 2009.

The Credit Facility also includes certain rights for the bank to accelerate the maturity of the debt, modify the borrowing base or stop making advances, upon the occurrence of certain customary events of default, some of which may be viewed as determinable based on the Bank’s discretion.  Caliper does not believe the bank will exercise these rights as long as Caliper is meeting its covenants and achieving its forecast.  The Credit Facility also includes customary events of default, such as payment default, material adverse change conditions and insolvency conditions that could cause interest to be charged at the interest rate in effect as of the date of default plus two percentage points, or in the event of any uncured events of default (including non-compliance with liquidity and earnings financial covenants), that could result in the bank’s right to declare all outstanding obligations immediately due and payable.  Should an event of default occur, including the occurrence of a material adverse change, and based on such default the bank were to declare all outstanding obligations immediately due and payable, Caliper may be required to significantly reduce its costs and expenses, sell additional equity or debt securities, or restructure portions of its business which could involve the sale of certain business assets.  In such case, the sale of additional equity or convertible debt securities may result in additional dilution to Caliper’s stockholders.  Furthermore, additional capital may not be available on terms favorable to Caliper, if at all.  In this circumstance, if Caliper could not significantly reduce its costs and expenses, obtain adequate financing on acceptable terms when such financing is required or restructure portions of its business, Caliper’s business would be adversely affected.  In addition, the amount of available capital that Caliper is able to access under the Credit Facility at any particular time is dependent upon the borrowing base formula, which relies on the ability of its business to generate accounts receivable that are eligible according to the Credit Facility.  If economic conditions worsen and its business performance is not as strong as anticipated, then Caliper could experience an event of default or a reduction in borrowing capacity under the Credit Facility, which if not cured to the bank’s satisfaction, could potentially have a material adverse impact on its ability to access capital under its Credit Facility in order to fund 2009 operations.  If such events were to occur, Caliper’s business would be adversely affected.

Outstanding obligations under the Credit Facility were $14.9 million as of March 31, 2009.  The Credit Facility is classified as short-term consistent with Caliper’s intent to utilize the Credit Facility to fund operations and working capital needs on a revolving loan basis, including the mechanics of the Net Liquidity Limit described above.  Interest is due monthly and has ranged from 3.75% to 8.75% in 2009 and 2008.  At March 31, 2009, Caliper had approximately $5.7 million of additional amounts that it could borrow based on the borrowing formula.

9. Legal Proceedings

Commencing on June 7, 2001, Caliper and three of its then officers and directors (David V. Milligan, Daniel L. Kisner and James L. Knighton) were named as defendants in three securities class action lawsuits filed in the United States District Court for the Southern District of New York. The cases have been consolidated under the caption, In re Caliper Technologies Corp. Initial Public Offering Securities Litigation, 01 Civ. 5072 (SAS) (GBD). Similar complaints were filed against approximately 300 other public companies that conducted initial public offerings of their common stock during the late 1990s (the “IPO Lawsuits”). On August 8, 2001, the IPO Lawsuits were consolidated for pretrial purposes before United States Judge Shira Scheindlin of the Southern District of New York. Together, those cases are denominated In re Initial Public Offering Securities Litigation, 21 MC 92(SAS). On April 19, 2002, a Consolidated Amended Complaint was filed alleging claims against Caliper and the individual defendants under Sections 11 and 15 of the Securities Act of 1933, and under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as well as Rule 10b-5 promulgated thereunder. The Consolidated Amended Complaint also names certain underwriters of Caliper’s December 1999 initial public offering of common stock as defendants. The Complaint alleges that these underwriters charged excessive, undisclosed commissions to investors and entered into improper agreements with investors relating to aftermarket transactions. The Complaint seeks an unspecified amount of money damages. Caliper and the other issuers named as defendants in the IPO Lawsuits moved on July 15, 2002, to dismiss all claims on multiple grounds. By Stipulation and Order dated October 9, 2002, the claims against Messrs. Milligan, Kisner and Knighton were dismissed without prejudice. On February 19, 2003, the Court granted Caliper’s motion to dismiss all claims against it. Plaintiffs were not given the right to replead the claims against Caliper. The time to appeal the dismissal has not yet expired. In March 2009, all of the plaintiffs, underwriters and issuers involved in this litigation entered into a new global settlement agreement.  This settlement agreement is still subject to approval by Judge Scheindlin, and will not be considered final until this approval is obtained.  The hearing for final approval of the settlement has not yet been scheduled. The settlement agreement, if approved by Judge Scheindlin, will provide Caliper with a release of all claims against it, and will not require any payments from Caliper. The final resolution of this litigation is not expected to have a material impact on Caliper.

On January 23, 2009, Caliper filed and served a patent infringement suit against Shimadzu Corporation and its U.S. subsidiary, Shimadzu Scientific Instruments, Inc., in the United States District Court for the Eastern District of Texas. The complaint was promptly served upon Shimadzu’s U.S. subsidiary.  In this suit, Caliper alleges that Shimadzu’s MCE-202 MultiNA instrument system, which performs electrophoretic separations analysis of nucleic acids, infringes 11 different U.S. patents owned by Caliper. Shimadzu filed an answer to this complaint on March 24, 2009.  In its answer, Shimadzu denied infringement of any valid claim of any of the 11 patents asserted against Shimadzu by Caliper, and alleged that each patent asserted by Caliper is invalid and/or unenforceable.  A scheduling conference for this litigation has been scheduled for no later than May 8, 2009.

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

Stock-based compensation expense is included within costs and expenses as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Cost of product revenue	$78	$81
Cost of service revenue	15	21
Research and development	129	93
Selling, general and administrative	693	815
Total	$915	$1,010

On March 31, 2009, Caliper had five share-based compensation plans (the “Plans”), which are described within Note 12 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 13, 2009.

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

	Three Months Ended March 31,
	2009	2008
Expected volatility (%)	74.8	42.5
Risk-free interest rate (%)	1.7-2.3	2.3
Expected term (years)	4.5	4.2
Expected dividend yield (%)	—	—

Options and Restricted Stock Activity

A summary of stock option and restricted stock activity under the Plans as of March 31, 2009, and changes during the three months then ended is as follows:

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)

Outstanding at December 31, 2008	7,666,461	$5.45	6.35	$567
Granted	1,057,000	1.30	—	—
Exercised	(22,598)	0.97	—	3
Canceled	(413,908)	4.18	—	—
Outstanding at March 31, 2009	8,286,955	$5.00	6.83	$178
Exercisable at March 31, 2009	5,013,952	$5.98	5.41	$178
Vested and expected to vest at March 31, 2009	8,129,391	$5.02	6.78	$172

Restricted Stock Units	Shares	Weighted Average Grant Date Fair Market per Share Value
Outstanding and non-vested at December 31, 2008	601,720	$5.01
Granted	1,529,786	0.78
Vested	(130,485)	5.06
Cancelled	(2,167)	4.29
Outstanding and non-vested at March 31, 2009	1,998,854	1.77

 During the three months ended March 31, 2009, Caliper granted its employees 1,057,000 options.  Such options were valued using a Black-Scholes-Merton based option pricing model employing the assumptions reflected above which resulted in a weighted average grant date fair value of $0.38 per option. The total fair value of restricted stock that vested during the three months ended March 31, 2009 was approximately $0.7 million.

As of March 31, 2009, there was $6.3 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average remaining service (vesting) period of approximately 2.4 years.

Common Shares Outstanding

During the three months ended March 31, 2009, Caliper issued 99,438 shares of common stock as a result of stock option exercises and vesting of restricted stock.

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

The weighted average number of shares used to compute both basic and diluted net loss per share consists of the following (in thousands):

	Three Months Ended March 31, 2009,
	2009	2008
Basic and diluted	48,626	47,683
Anti-dilutive common stock equivalents excluded from calculation of diluted net loss per share (prior to the application of the treasury stock method)	16,460	14,955

Item 2.                                          Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of March 31, 2009 and for the three months ended March 31, 2009 should be read in conjunction with our financial statements included in this Quarterly Report on Form 10-Q and Management’s Discussion and Analysis of Financial Condition and Results of Operations and our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 13, 2009.

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

We believe that increasing the clinical relevance of drug discovery experimentation, whether at early stage, lower cost, in vitro (artificial environment) testing or later stage, more expensive preclinical in vivo (in a living organism) testing, will have a profound impact in helping our customers to determine the ultimate likelihood of success of drugs in treating humans. We expect that our enabling offerings in both the in vitro and in vivo testing arenas, and a unique strategy of enhancing the “bridge” or linkages between in vitro, in vivo and the clinic in order to optimize the cost of the experiment versus the clinical insight gained, will allow us to continue to address growing, unmet needs in the market and drive ongoing demand for our products and services. These market needs are underscored by key challenges that face the pharmaceutical and biotechnology industry, including late-stage drug failures and unforeseen side effects coming to light late in the development process or after drugs are on the market.

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

Our product and service offerings are organized into three core business areas—Optical Molecular Imaging (Imaging), Discovery Research (Research), and Caliper Discovery Alliances and Services (“CDAS”)—with the goal of creating a more scalable infrastructure while putting increased focus on growth and profitability.

•                  The Imaging business area is focused on preclinical imaging, where Caliper holds a global leadership position in the high growth imaging market. Principal activities of this business area include the expansion of the IVIS imaging instrument and related reagent product lines, development of new therapeutic area applications and facilitating additional imaging modalities.

•                  The Research business area is responsible for utilizing Caliper’s core automation and microfluidic technologies to address an expanding array of opportunities in drug discovery and life science research, including molecular biology sample preparation for genomics, proteomics, cellular screening and forensics.

•                  The CDAS business area is responsible for expanding drug discovery collaborations and alliances, and increasing sales of drug discovery services. The focus of CDAS is to capitalize on market “outsourcing” trends and to maximize the large contract opportunity with the Environmental Protection Agency under its ToxCast® screening program.

First Quarter Overview

Our revenues during the three months ended March 31, 2009 were $28.5 million compared to $29.3 million for the three months ended March 31, 2008.  In comparing our first quarter performance in 2009 to the same period in 2008, it is important to take into account the effect of the divestitures of our PDQ and AutoTrace product lines that occurred in the fourth quarter of 2008.  On an “organic” growth basis (i.e., excluding the effects of the divested product lines and exchange rate fluctuations upon revenues), we experienced growth of 11% in the first quarter of 2009 compared to the same period in 2008.  We believe that this strong quarter-on-quarter growth comparison benefited, in part, from a favorable timing of orders as a result of customer demand that was held back due to widespread market uncertainties in 2008, as well as from unanticipated service orders within our CDAS business.

 During the three months ended March 31, 2009, the effect on revenues related to foreign exchange resulted in a 4% unfavorable impact as compared to the prior year.  The effect of foreign exchange on net loss was less than 1% due to offsetting foreign denominated expenses.

The table below provides a reconciliation of our GAAP basis revenue to pro forma revenue results for the quarters ended March 31, 2009 and 2008, after giving effect to our divestures of the PDQ and AutoTrace product lines during the fourth quarter of 2008. We believe this is a useful measure in evaluating revenue performance between comparative periods; however, these non-GAAP comparisons are not intended to substitute for GAAP financial measures.

	Quarter Ended March 31,
			Non-GAAP Adjustments (1)
	GAAP		(in thousands)		Non-GAAP		GAAP	Non-GAAP
	2009	2008	2009	2008	2009	2008	% Chg	% Chg
Research	$13,521	$14,980	$(343)	$(2,893)	$13,178	$12,087	(10)%	9%
Imaging	10,741	9,774	—	—	10,741	9,774	10%	10%
CDAS	4,210	4,533	—	—	4,210	4,533	(7)%	(7)%
Total Revenue	$28,472	$29,287	$(343)	$(2,893)	$28,129	$26,394	(3)%	7%

(1)

For purposes of comparing growth rates for each of the three principal areas of our business, the above non-GAAP table reconciliations exclude revenues related to the PDQ and AutoTrace product lines divested in November 2008. The $0.3 million of first quarter 2009 revenue included remaining revenues associated with the AutoTrace product line in the early part of the quarter. We anticipate no further revenue from either of the former PDQ or AutoTrace product lines after March 31, 2009.

Revenue Highlights by Strategic Business Unit

Research revenues associated with ongoing product lines (i.e., excluding revenue of divested product lines), comprised primarily of microfluidics and laboratory automation products and services, increased by 9% on a non-GAAP basis, to $13.2 million during the first quarter of 2009 from $12.1 million during the first quarter of 2008.  This increase included a 6% unfavorable impact as a result of currency translation based upon currency rates in effect during the first quarter of 2009 compared to the first quarter of 2008. Research growth was strong, primarily due to sales of our proprietary LabChip GX instrument, which we believe is the “best-in-class” proprietary solution for characterizing proteins in the fast growing biologics market, and increased sales of our Profiler Pro reagent plates, which are consumable products used for kinase screening in connection with our EZ Reader instrument.

Imaging revenues increased by 10%, to $10.7 million during the first quarter of 2009 from $9.8 million during the first quarter of 2008.  This increase included a 5% unfavorable impact from foreign currency translation compared to the first quarter of 2008.  Imaging growth was driven by continued strong global demand for our IVIS instruments and accessories, reagents and services.

CDAS revenues decreased by 7% to $4.2 million during the first quarter of 2009 from $4.5 million during the first quarter of 2008. The net decrease resulted from a decrease in in vitro services revenues partially offset by in vivo services revenue improvement.  We anticipate revenue from CDAS services to grow over the second half of 2009 based on our expectation that our CDAS unit will receive an additional task order under the Environmental Protection Agency’s ToxCast program.

First Quarter Financial Performance

Total gross margin decreased by approximately 1% during the first quarter of 2009 compared to the same period in 2008 primarily due to the overall service revenue decline which resulted primarily from the product lines that were divested in the fourth quarter of 2008.

Operating expenses (research and development plus selling, general and administrative expenses) decreased by 19% to $15.7 million during the first quarter of 2009 from $19.5 million in the first quarter of 2008.  This reduction included $2.8 million of selling, general and administrative expense reduction and $1.0 million of research and development expense reduction resulting from streamlining and cost-reduction initiatives implemented over 2008.  Of the overall reduction, approximately $0.6 million related to the divested product lines and effects of exchange rate movements.

Net loss narrowed by $3.3 million, or 33%, to $6.6 million ($0.14 per share) during the first quarter of 2009 from $9.9 million ($0.21 per share) during the first quarter of 2008.  The overall reduction in net loss reflected the benefit of cost reductions implemented in 2008 to coincide with our strategic reconfiguration around our high growth proprietary products and services.

 Critical Accounting Policies and Estimates

The critical accounting policies that we believe impact significant judgments and estimates used in the preparation of our consolidated financial statements presented in this report are described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the Consolidated Financial Statements, each included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the SEC on March 13, 2009.

Results of Operations for the Three Months Ended March 31, 2009

Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For example, we typically experience higher revenues in the fourth quarter of our fiscal year as a result of the capital spending patterns of our customers.

Revenue

	Three Months Ended March 31,
(In thousands)	2009	2008	$ Change	% Change
Product revenue	$18,309	$17,665	$644	4%
Service revenue	7,657	9,008	(1,351)	(15)%
License fees and contract revenue	2,506	2,614	(108)	(4)%
Total Revenues	$28,472	$29,287	$(815)	(3)%

Product Revenue.    Product revenue increased $0.6 million during the three months ended March 31, 2009, compared to the same period in 2008 due primarily to strong imaging and microfluidic instrument and consumable sales.  Imaging product sales increased by $0.8 million, or approximately 12%, compared to the first quarter of 2008.  This increase was due to a 19% increase in IVIS instrument placements compared to the first quarter of 2008. The IVIS instrument product mix during the quarter was more heavily comprised of lower-priced IVIS Lumina instruments, resulting in a lower average selling price.  Research product sales decreased $0.2 million, or 2%, during the first quarter of 2009 compared to the same quarter in 2008.  This decrease was a net result of $1.3 million of product revenue for the first quarter of 2008 related to divested product lines, partially offset by a $1.1 million net revenue increase in the first quarter of 2009 from ongoing product lines.  This $1.1 million net increase was made up of (a) sales increases in our LabChip GX and LabChip GXII microfluidic benchtop instruments (the “LabChip GX series”) which were launched in July 2008 in response to strong market demand for systems capable of performing fast, automated, 1-D electrophoretic separations of protein, DNA, and RNA samples, (b) continued growth in revenues from microfluidic consumables (chips, kits and reagents) within our direct and original equipment manufacturer (“OEM”) channels, and (c) a last time purchase by an automation OEM partner. These increases were partially offset by sales decreases caused by (a) reduced instrument sales of our TurboVap product line primarily within our European distribution channel, and (b) a shortfall in liquid handling instrument sales and OEM Twister sales within the period.

Service Revenue.   Service revenue decreased during the three months ended March 31, 2009, compared to the same period in 2008 primarily from $1.2 million in service contract and billable revenue associated with the divested PDQ and AutoTrace product lines.  The remaining decline consisted of a $0.1 million decrease in all other instrument services and a $0.1 million decrease in CDAS service revenues.  CDAS service revenues were down on a net basis in the first quarter of 2009 as compared to the same period in 2008 and within this minor net change were decreases of $0.9 million related to in vitro government contracts, with the majority of the decline related to a contract that ended in 2008, and a $0.5 million decrease in in vitro and in vivo standard service offerings by the CDAS business.  These CDAS revenue decreases were partially offset by a $0.6 million increase in phenotyping revenue related to a single customer contract that experienced contractual delays over the first half of 2008, and $0.7 million related to new in vitro screening contracts with a single customer.

License Fees and Contract Revenue.    License fees and contract revenue decreased during the three months ended March 31, 2009 compared to the same period in 2008 primarily as a result of CDAS in vitro Small Business Innovation Research grants to the CDAS business which ended in August 2008.  All other license fees and royalties increased $0.1 million during the quarter.

Costs of Revenue

	Three Months Ended March 31,
(In thousands)	2009	2008	$ Change	% Change
Product	$11,253	$11,105	$148	1%
Service	5,707	6,098	(391)	(6)%
License and contract	392	284	108	38%
Total Costs	$17,352	$17,487	$(135)	(1)%

Cost of Product Revenue.    Cost of product revenue increased slightly during the three months ended March 31, 2009 as a result of the overall increase in product sales.  The increase is primarily as a result of an increase in warranty parts and other variable manufacturing costs, as a percentage of sales, by approximately 400 basis points, or $0.8 million.  This increase was offset in part by reduced material cost spending as a percentage of sales resulting from mix and a $0.1 million decrease in overall manufacturing spending comprised primarily of reduced labor costs incurred with respect to manufacturing operations.

Cost of Service Revenue.    Cost of service revenue decreased during the three months ended March 31, 2009 as compared to the same period in 2008 primarily as a result of headcount reductions resulting from divested product lines and the strategic business unit consolidation we implemented in the third quarter of 2008.

Cost of License Revenue.    Cost of license revenue increased during the three months ended March 31, 2009 compared to the same period in 2008 due primarily to an increase in a microfluidic contractual royalty obligation with a third party.

Gross Margins.    Gross margin on product revenue was 39% for the three months ended March 31, 2009 which was an increase of 200 basis points compared to the same period in 2008, reflecting the effect of incremental margin contribution associated with increased sales volumes and improved product mix, partially offset by higher material and other variable costs incurred.  Gross margin on service revenue was 25% for the three months ended March 31, 2009 as compared to 32% for the same period in 2008. This decreased service margin resulted primarily from the reduced leverage of the service contract and billable revenues related to the divested product lines.

Expenses

	Three Months Ended March 31,
(In thousands)	2009	2008	$ Change	% Change
Research and development	$4,551	$5,532	$(981)	(18)%
Selling, general and administrative	11,185	13,932	(2,747)	(20)%
Amortization of intangible assets	1,557	2,490	(933)	(37)%
Restructuring charges, net	23	6	17	283%

Research and Development Expenses.    Research and development spending decreased by $1.0 million during the three months ended March 31, 2009 compared to the same period in 2008 primarily as a result of a reduction in personnel-related costs of $0.3 million, relating to the consolidation and cost reduction efforts initiated in 2008, a $0.4 million reduction in severance costs which related to actions taken in the first quarter of 2008, and $0.3 million in reduced material and operating supplies.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses decreased by $2.7 million during the three months ended March 31, 2009 compared to the same period in 2008 due to equal reductions in both general selling and marketing expenses and general and administrative expenses.  Selling and marketing expenses decreased by $1.4 million during the three months ended March 31, 2009 as compared to the same period in 2008 primarily due to a $0.7 million reduction in salaries and related costs due to reduced headcount from the divested product lines as well as cost reduction initiatives in 2008 to align our business along strategic business units, a $0.3 million reduction in travel and related costs and a reduction of $0.4 million in all other costs.  General and administrative expenses decreased by $1.3 million during the three months ended March 31, 2009 as compared to the same period in 2008 primarily due to a $0.5 million reduction in legal costs as a result of litigation that was settled in the first quarter of 2008, a $0.2 million reduction in salaries and related costs, $0.2 million in reduced severance related primarily to the consolidation of responsibilities within our finance department, and a $0.4 million reduction in all other costs.

Amortization of Intangible Assets.  The amortization of intangible assets for the three months ended March 31, 2009 relates to assets acquired in our previous business combinations. Amortization is computed based upon the estimated timing of the undiscounted cash flows used to value each respective asset over the estimated useful life of the particular intangible asset, or using the straight-line method over the estimated useful life of the intangible asset when the pattern of cash flows is not necessarily reflective of the true consumption rate of the particular intangible asset.  The decrease in amortization during the three months ended March 31, 2009 is the result of certain intangibles from our acquisition of Zymark Corporation in July 2003 that had a five-year life and therefore were fully amortized as of July 13, 2008.

Restructuring Charges.    We incurred restructuring charges in 2008 and prior periods related to acquisition and integration activities that are more fully discussed in Note 7 to the accompanying financial statements. Other restructuring charges during the three months ending March 31, 2009 and 2008 relate to accretion of interest related to idle facility rent obligations.

Interest and Other Income (Expense), Net

	Three Months Ended March 31,
(In thousands)	2009	2008	$ Change	% Change
Interest expense, net	$(212)	$(155)	$(57)	(37)%
Other (expense) income, net	(183)	407	(590)	(145)%

Interest Expense, Net.    Net interest expense increased during the three months ended March 31, 2009 compared to the same period in 2008 as a result of lower interest income due to reduced yield rates on our investments.

Other Income (Expense), Net.    Other income (expense), net, decreased on a three-month basis compared to 2008 due to transaction losses on foreign denominated accounts receivable resulting from a stronger U.S. dollar in comparison to primarily the Euro and the British Pound. During the three months ended March 31, 2009, we incurred foreign currency transaction losses of approximately $0.2 million, compared to gains of approximately $0.4 million for the same period in 2008.

Liquidity and Capital Resources

As of March 31, 2009, we had $23.8 million in cash, cash equivalents and marketable securities, as compared to $26.7 million as of December 31, 2008.

        On March 6, 2009, we entered into the Credit Facility, which permits us to borrow up to $25 million in the form of revolving loan advances, including up to $5 million in the form of letters of credit. Principal borrowings under the Credit Facility accrue interest at a floating annual rate equal to the Base Rate (as hereafter defined) plus one percent if our unrestricted cash held at the bank exceeds or is equal to $20 million, or the Base Rate plus two percent if our unrestricted cash held at the bank is below $20 million.  The Base Rate is the greater of:  (i) the bank’s announced “prime rate” and (ii) four and one-half of one percent (4.5%).   Under the Credit Facility, we are permitted to borrow up to $25 million, subject to a borrowing base limit consisting of (a) 80% of eligible accounts receivable plus (b) the lesser of 70% of our unrestricted cash at the bank or $12 million; provided that on each of the first three business days and each of the last three business days of each fiscal quarter, the borrowing base is (a) 80% of eligible accounts receivable plus (b) the lesser of 90% of our unrestricted cash at the bank or $12 million. Eligible accounts receivable do not include internationally billed receivables, unbilled receivables, and receivables aged over 90 days from invoice date. The Credit Facility matures on November 30, 2010. As of March 31, 2009, $14.9 million was outstanding under the Credit Facility. The Credit Facility serves as a source of capital for ongoing operations and working capital needs.

        The Credit Facility includes customary lending and reporting covenants, including certain financial covenants regarding our required levels of liquidity and earnings that are tested as of the last day of each quarter. The Credit Facility also includes a net liquidity clause.  Under this clause, if our total cash, cash equivalents and marketable securities held at the bank, net of debt outstanding under the Credit Facility, are less than $0.5 million (the Net Liquidity Limit), then the bank will apply all of our accounts receivable collections, received within our lockbox arrangement with the bank, to the outstanding principal. Such amounts would be eligible to be re-borrowed by us subject to the borrowing base limit. Based on our current forecast, we expect to fall below the net liquidity limit at certain times during the second half of 2009. As of March 31, 2009, we were in compliance with our covenants. We expect to remain in compliance with the covenants through the Credit Facility’s maturity date based on current forecasts.

        The Credit Facility also includes certain rights for the bank to accelerate the maturity date of the debt, modify the borrowing base or stop making advances upon the occurrence of certain customary events of default, some of which may be viewed as determinable based on the Bank’s discretion. We do not believe the bank will exercise these rights as long as we are meeting our covenants and are achieving our forecasts. The Credit Facility also includes customary events of default such as payment default, material adverse change conditions and insolvency conditions that could cause interest to be charged at the interest rate in effect as of the date of default plus two percentage points, or in the event of any uncured events of default (including non-compliance with liquidity and earnings financial covenants), that could result in the bank’s right to declare all outstanding obligations immediately due and payable. Should an event of default occur, including the occurrence of a material adverse change, and based on such default the bank were to either (i) declare all outstanding obligations immediately due and payable, (ii) reduce our borrowing base, or (iii) stop making credit advances to us, we may be required to significantly reduce our costs and expenses, sell additional equity or debt securities, or restructure portions of our business which could involve the sale of certain assets. In such case, the sale of additional equity or convertible debt securities may result in additional dilution to our stockholders.  We believe, based on our current projections that the bank will continue to lend to us subject to the terms and conditions of the Credit Facility. Furthermore, additional capital may not be available on terms favorable to us, if at all. In this circumstance, if we could not significantly reduce our costs and expenses, obtain adequate financing on acceptable terms when such financing is required or restructure portions of our business, our business would be adversely affected. In addition, the amount of available capital that we are able to access under the Credit Facility at any particular time is dependent upon the borrowing base formula, which relies on the ability of our business to generate accounts receivable that are eligible according to the Credit Facility. If economic conditions worsen and our business performance is weaker than anticipated, then we could experience an event of default or a reduction in borrowing capacity under the Credit Facility, which if not cured to the bank’s satisfaction, could have a material adverse impact on our ability to access capital under our Credit Facility in order to fund 2009 operations. If such events were to occur, our business would be adversely affected.

        We believe our cash balance, working capital on hand at March 31, 2009 and access to available capital under our Credit Facility will be sufficient to fund continuing operations through at least January 1, 2010. Nevertheless, our actual cash needs could vary considerably, depending on opportunities and circumstances that arise over time. If, at any time, cash generated by operations is insufficient to satisfy our liquidity requirements, we may need to reduce our costs and expenses, sell additional equity or debt securities or draw down on our current Credit Facility if we have borrowing capacity. The inability to obtain additional financing may force other actions such as the sale of certain assets, or, ultimately, cause us to cease operations.

        On November 21, 2007, we filed, and the SEC subsequently declared effective, a universal shelf registration statement on Form S-3 that will permit us to raise up to $100 million of any combination of common stock, preferred stock, debt securities, warrants or units, either individually or in units. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders. Furthermore, additional capital may not be available on terms favorable to us, if at all. Accordingly, no assurances can be given that we will be successful in these endeavors.

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

Cash Flows

	Three Months Ended March 31,
(In thousands)	2009	2008	$ Change
Cash provided by (used in)
Operating Activities	$(2,295)	$(2,756)	$461
Investing Activities	(1,805)	243	(2,048)
Financing Activities	22	48	(26)

Operating Activities.    During the three months ended March 31, 2009, we used $2.3 million of cash for operating activities which included approximately $0.5 million related to our idle facilities.  We used approximately $1.8 million of cash to fund operations and working capital needs, which primarily related to materials used in production, salaries and rent obligations for our current facilities.

Investing Activities.    During the three months ended March 31, 2009, net proceeds from purchases, sales and maturities of marketable securities generated $1.3 million of cash which we used primarily for operations. Our other primary investing activity was the purchase of property and equipment of $0.5 million primarily related to facility improvements and information systems.

Financing Activities.    During the three months ended March 31, 2009, financing cash proceeds were related to proceeds from option exercises.

Contractual Obligations

Our commitments under leases and other obligations are described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the SEC on March 13, 2009.  There has been no material change during the three months ended March 31, 2009 in the contractual obligations disclosed as of December 31, 2008.

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

Item 3.            Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

Our primary market risk exposures are foreign currency fluctuation and interest rate sensitivity. During the three months ended March 31, 2009, there have been no material changes to the information included under Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the SEC on March 13, 2009.

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

Based on their evaluation as of March 31, 2009, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Changes in internal controls.    There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the first quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II—OTHER INFORMATION

Item 1.            Legal Proceedings

Commencing on June 7, 2001, Caliper and three of its then officers and directors (David V. Milligan, Daniel L. Kisner and James L. Knighton) were named as defendants in three securities class action lawsuits filed in the United States District Court for the Southern District of New York. The cases have been consolidated under the caption, In re Caliper Technologies Corp. Initial Public Offering Securities Litigation, 01 Civ. 5072 (SAS) (GBD). Similar complaints were filed against approximately 300 other public companies that conducted initial public offerings of their common stock during the late 1990s (the “IPO Lawsuits”). On August 8, 2001, the IPO Lawsuits were consolidated for pretrial purposes before United States Judge Shira Scheindlin of the Southern District of New York. Together, those cases are denominated In re Initial Public Offering Securities Litigation, 21 MC 92(SAS). On April 19, 2002, a Consolidated Amended Complaint was filed alleging claims against Caliper and the individual defendants under Sections 11 and 15 of the Securities Act of 1933, and under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as well as Rule 10b-5 promulgated thereunder. The Consolidated Amended Complaint also names certain underwriters of Caliper’s December 1999 initial public offering of common stock as defendants. The Complaint alleges that these underwriters charged excessive, undisclosed commissions to investors and entered into improper agreements with investors relating to aftermarket transactions. The Complaint seeks an unspecified amount of money damages. Caliper and the other issuers named as defendants in the IPO Lawsuits moved on July 15, 2002, to dismiss all claims on multiple grounds. By Stipulation and Order dated October 9, 2002, the claims against Messrs. Milligan, Kisner and Knighton were dismissed without prejudice. On February 19, 2003, the Court granted Caliper’s motion to dismiss all claims against it. Plaintiffs were not given the right to replead the claims against Caliper. The time to appeal the dismissal has not yet expired. In March, 2009, all of the plaintiffs, underwriters and issuers involved in this litigation entered into a new global settlement agreement.  This settlement agreement is still subject to approval by Judge Scheindlin, and will not be considered final until this approval is obtained.  The hearing for final approval of the settlement has not yet been scheduled. The settlement agreement, if approved by Judge Scheindlin, will provide Caliper with a release of all claims against it, and will not require any payments from Caliper. The final resolution of this litigation is not expected to have a material impact on Caliper.

On January 23, 2009, Caliper filed and served a patent infringement suit against Shimadzu Corporation and its U.S. subsidiary, Shimadzu Scientific Instruments, Inc., in the United States District Court for the Eastern District of Texas. The complaint was promptly served upon Shimadzu’s U.S. subsidiary.  In this suit, Caliper alleges that Shimadzu’s MCE-202 MultiNA instrument system, which performs electrophoretic separations analysis of nucleic acids, infringes 11 different U.S. patents owned by Caliper. Shimadzu filed an answer to this complaint on March 24, 2009.  In its answer, Shimadzu denied infringement of any valid claim of any of the 11 patents asserted against Shimadzu by Caliper, and alleged that each patent asserted by Caliper is invalid and/or unenforceable.  A scheduling conference for this litigation has been scheduled for no later than May 8, 2009.

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

Item 1A.         Risk Factors

Our risk factors are described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 13, 2009. There have been no material changes in the risks affecting Caliper since the filing of such Annual Report on Form 10-K.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.            Defaults Upon Senior Securities

None.

Item 4.            Submission of Matters to a Vote of Security Holders

None.

Item 5.            Other Information

None.

Item 6.            Exhibits

EXHIBIT INDEX

Exhibit Number	Description of document

10.1

Second Amended and Restated Loan And Security Agreement, dated as of March 6, 2009, by and among Caliper Life Sciences, Inc., Silicon Valley Bank, NovaScreen Biosciences Corporation, Xenogen Corporation, Xenogen Biosciences Corporation, and Caliper Life Sciences Ltd.

10.2	Caliper Performance Bonus Plan.

10.3	Non-Employee Director Compensation Policy.

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

Date: May 8, 2009
	By:	/s/ E. KEVIN HRUSOVSKY
E. Kevin Hrusovsky
Chief Executive Officer and President

Date: May 8, 2009
	By:	/s/ PETER F. MCAREE
Peter F. McAree
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of document

10.1

Second Amended and Restated Loan And Security Agreement, dated as of March 6, 2009, by and among Caliper Life Sciences, Inc., Silicon Valley Bank, NovaScreen Biosciences Corporation, Xenogen Corporation, Xenogen Biosciences Corporation, and Caliper Life Sciences Ltd.

10.2	Caliper Performance Bonus Plan.

10.3	Non-Employee Director Compensation Policy.

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