Form 10-Q
period 2009-06-30
CALIPER LIFE SCIENCES INC
filed 2009-08-07
CIK 1014672

UNITED STATES

SECURITIES AND EXCHANGE

COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2009.

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

NUMBER OF SHARES OF COMMON STOCK OUTSTANDING ON JULY 31, 2009:  48,998,469

CALIPER LIFE SCIENCES, INC.

PART I. FINANCIAL INFORMATION

CALIPER LIFE SCIENCES, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands)

Item 1.    Financial Statements

	June 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$19,964	$23,667
Marketable securities	3,503	3,034
Accounts receivable, net	25,166	27,396
Inventories	14,395	17,579
Prepaid expenses and other current assets	2,420	2,481
Total current assets	65,448	74,157
Property and equipment, net	9,948	10,735
Intangible assets, net	31,273	34,399
Goodwill	22,905	22,905
Other assets	776	882
Total assets	$130,350	$143,078
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,223	$8,377
Accrued compensation	6,057	5,175
Other accrued liabilities	8,687	9,725
Deferred revenue and customer deposits	13,296	14,284
Current portion of accrued restructuring	1,780	1,806
Borrowings under credit facility	14,900	14,900
Total current liabilities	50,943	54,267
Noncurrent portion of accrued restructuring	1,794	2,670
Other noncurrent liabilities	8,165	8,275
Deferred tax liability	1,128	1,128
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized, 48,996,919 and 48,596,233 shares issued and outstanding in 2009 and 2008, respectively	49	49
Additional paid-in capital	381,039	378,919
Accumulated deficit	(313,110)	(302,412)
Accumulated other comprehensive income	342	182
Total stockholders’ equity	68,320	76,738
Total liabilities and stockholders’ equity	$130,350	$143,078

See accompanying notes.

CALIPER LIFE SCIENCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
Product revenue	$21,499	$22,024	$39,808	$39,689
Service revenue	7,905	9,290	15,562	18,298
License fees and contract revenue	2,707	2,717	5,213	5,331

Total revenue	32,111	34,031	60,583	63,318

Costs and expenses:
Cost of product revenue	12,830	13,232	24,083	24,337
Cost of service revenue	5,331	6,447	11,038	12,544
Cost of license revenue	310	282	702	566
Research and development	4,634	5,041	9,185	10,573
Selling, general and administrative	11,264	12,757	22,449	26,690
Amortization of intangible assets	1,557	2,490	3,114	4,979
Restructuring charges (credits), net	29	(27)	52	(20)

Total costs and expenses	35,955	40,222	70,623	79,669

Operating loss	(3,844)	(6,191)	(10,040)	(16,351)
Interest expense, net	(179)	(203)	(391)	(358)
Other income (expense), net	66	(87)	(117)	319

Loss before income taxes	(3,957)	(6,481)	(10,548)	(16,390)
Provision for income taxes	(96)	(201)	(150)	(228)

Net loss	$(4,053)	$(6,682)	$(10,698)	$(16,618)

Net loss per share, basic and diluted	$(0.08)	$(0.14)	$(0.22)	$(0.35)
Shares used in computing net loss per common share, basic and diluted	48,806	47,897	48,716	47,790

See accompanying notes.

CALIPER LIFE SCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended June 30,
	2009	2008
Operating activities
Net loss	$(10,698)	$(16,618)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	4,700	6,880
Stock-based compensation expense, net	1,904	1,997
Non-cash restructuring (credits), net	52	(20)
Foreign currency exchange (gains) losses	196	(292)
Changes in operating assets and liabilities:
Accounts receivable	2,315	3,879
Inventories	3,230	(1,864)
Prepaid expenses and other current assets	171	202
Accounts payable and other accrued liabilities	(3,209)	(3,348)
Accrued compensation	829	(1,350)
Deferred revenue and customer deposits	(1,077)	2,004
Other noncurrent liabilities	(110)	583
Payments of accrued restructuring obligations, net	(951)	(2,002)

Net cash from operating activities	(2,648)	(9,949)

Investing activities
Purchases of marketable securities	(2,833)	(1,933)
Proceeds from sales of marketable securities	400	—
Proceeds from maturities of marketable securities	2,002	2,536
Other assets	(4)	32
Purchases of property and equipment	(781)	(1,376)

Net cash from investing activities	(1,216)	(741)

Financing activities
Borrowings under credit facility	7,500	4,000
Payments of credit facility	(7,500)	(2,000)
Proceeds from issuance of common stock	264	866

Net cash from financing activities	264	2,866

Effect of exchange rates on changes in cash and cash equivalents	(103)	84
Net decrease in cash and cash equivalents	(3,703)	(7,740)
Cash and cash equivalents at beginning of period	23,667	15,709

Cash and cash equivalents at end of period	$19,964	$7,969

See accompanying notes.

CALIPER LIFE SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

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

Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the full fiscal year or for any future periods. For example, the Company typically experiences higher revenue in the fourth quarter of its fiscal year due to spending patterns of its customers, and may realize significant periodic fluctuations in license and contract revenue depending on the timing and circumstances of underlying individual transactions.

Caliper currently operates in one business segment: the development and commercialization of life science instruments and related consumables and services for use in drug discovery and development and other life sciences research.

As shown in the consolidated financial statements, at June 30, 2009, Caliper has a total cash, cash equivalents and marketable securities balance of $23.5 million and an accumulated deficit of $313.1 million.  On March 6, 2009, Caliper entered into a Second Amended and Restated Loan and Security Agreement (the “Credit Facility”) with a bank. The accompanying financial statements assume that Caliper’s cash, cash equivalents and marketable securities balance at June 30, 2009 and access to available capital under its Credit Facility are sufficient to fund operations through at least November 30, 2010, based upon its current operating plan. Caliper’s ability to fund its operations will depend on many factors, including particularly its ability to increase product and service sales, control margins and operating costs and maintain its borrowing capacity and compliance with the covenants of its Credit Facility. As more fully described in Note 8, the amount of available capital that Caliper is able to access under the Credit Facility at any particular time is dependent upon a borrowing base formula, which ultimately relies on the underlying performance of the business. The Credit Facility also contains certain rights which, if exercised by the lender, could result in any or all of the following: an acceleration of the maturity date of any outstanding debt, a reduction in borrowing capacity, and a termination of advances. If economic conditions worsen and Caliper’s business performance is not as strong as anticipated, then Caliper could experience an event of default or a reduction in its borrowing capacity under the Credit Facility, which if not cured to the bank’s satisfaction, could potentially have a material adverse impact on its ability to access capital under its Credit Facility in order to fund planned 2009 operations. If such events were to occur, Caliper’s business would be adversely affected.

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

Fair Values of Assets and Liabilities

Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”) was adopted by Caliper in the first quarter of 2009 without material impact to our nonfinancial assets and liabilities.

Pursuant to SFAS No. 157, Caliper measures fair value at the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The Statement prioritizes the assumption that market participants would use in pricing the asset or liability (the “inputs”) into a three-tier fair value hierarchy.  This fair value hierarchy gives the highest priority (Level 1) to quoted prices in active markets for identical assets or liabilities and the lowest priority (Level 3) to unobservable inputs in which little or no market data exists, requiring companies to develop their own assumptions.

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

On June 30, 2009, Caliper’s investments were valued in accordance with the fair value hierarchy as follows (in thousands):

	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Money market funds	$4,466	$4,466	$—	$—
Commercial paper	—	—	—	—
U.S. corporate notes and bonds	1,033	—	1,033	—
Other	2,447	—	2,447	—
Total	$7,946	$4,466	$3,480	$—

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

Income Taxes

Caliper accounts for income taxes in accordance with SFAS 109, Accounting for Income Taxes, and accounts for uncertainty in income taxes recognized in financial statements in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”).  FIN 48 prescribes a comprehensive model for the recognition, measurement, and financial statement disclosure of uncertain tax positions. Unrecognized tax benefits are the differences between tax positions taken, or expected to be taken, in tax returns, and the benefits recognized for accounting purposes pursuant to FIN 48. Caliper classifies uncertain tax positions as short-term liabilities within accrued expenses.  During the six-month period ended June 30, 2009 and 2008, Caliper’s tax provisions primarily relate to foreign taxes in jurisdictions where its wholly-owned subsidiaries are profitable.

Goodwill

In accordance with SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and certain other intangibles are not amortized but are instead subject to periodic impairment assessments. Caliper performs a test for the impairment of goodwill annually following the related acquisition, or more frequently if events or circumstances indicate that goodwill may be impaired. Because Caliper has a single operating segment, which is the sole reporting unit, Caliper performs this test by comparing the fair value of Caliper with its carrying value, including goodwill. If the fair value exceeds the carrying value, goodwill is not impaired. If the book value exceeds the carrying value, Caliper would calculate the potential impairment loss by comparing the implied fair value of goodwill with the book value of goodwill. If the implied fair value of goodwill is less than the book value, an impairment charge would be recorded equal to the difference. Caliper recorded a goodwill impairment charge of $43.4 million in 2008, as described more fully in Note 7 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 13, 2009.

As of June 30, 2009, Caliper analyzed its goodwill for indicators of impairment, and concluded that there were none.

Recent Accounting Pronouncements

In November 2007, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 07-1 (“EITF No. 07-1”), Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property.   EITF No. 07-1 requires collaborators in such an arrangement to present the result of activities for which they act as the principal on a gross basis and report any payments received from (or payments made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. Caliper adopted EITF No. 07-1 during the first quarter of 2009.  The effect of adoption did not have a material impact on Caliper’s financial statements and therefore did not require retroactive application as Caliper’s collaborative agreements do not incorporate such revenue- and cost-sharing arrangements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. This Standard will require an acquiring company to measure all assets acquired and liabilities assumed, including contingent considerations and all contractual contingencies, at fair value as of the acquisition date. In addition, an acquiring company is required to capitalize In-Process Research and Development and either amortize it over the life of the product, or write it off if the project is abandoned or impaired. The Standard is effective for transactions occurring on or after January 1, 2009.

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

In April 2009, the FASB issued Staff Position No. 115-2 (“FSP FAS 115-2”) and Staff Position No. 124-2 (“FSP FAS 124-2”), Recognition and Presentation of Other-Than-Temporary Impairments, which amends the other-than-temporary impairment guidance for debt and equity securities. FSP FAS 115-2 and FSP FAS 124-2 shall be effective for interim and annual reporting periods ending after June 15, 2009. Caliper believes that adoption will not have a material impact on its results of operations, financial position or cash flows.

In April 2009, the FASB issued FSP Issue No. FAS No. 157-4 (“FSP FAS 157-4”), Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are not Orderly . FSP FAS No. 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157. FSP No. 157-4 is effective for reporting periods ending after June 15, 2009.  Caliper believes that adoption will not have a material impact on its results of operations, financial position or cash flows.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events.  SFAS No. 165 provides authoritative accounting literature for the evaluation and disclosure of subsequent events.  SFAS No. 165 is effective for reporting periods ending after June 15, 2009.  Caliper believes that adoption will not have a material impact on its results of operations, financial position or cash flows.

2.  Product Line Divestitures

PDQ Product Line Divestiture

On October 29, 2008, Caliper entered into an Asset Sale and Purchase Agreement (the “Purchase Agreement”) with Sotax Corporation (“Sotax”), a Virginia corporation and a privately-owned subsidiary of SOTAX Holding A.G. based in Switzerland. The Purchase Agreement provided for the sale of Caliper’s Pharmaceutical Development and Quality (“PDQ”) product line to Sotax for a purchase price of approximately $15.8 million, including $13.8 million in cash together with certain assumed liabilities upon closing which were approximately $2.0 million (the “Purchase Price”). In addition, $1.0 million of the Purchase Price was placed into an escrow account until the first anniversary of November 10, 2008, the closing date. The escrow secures Caliper’s indemnification obligations to Sotax, if any, under the Purchase Agreement. The Purchase Agreement also contains representations, warranties and indemnities that are customary in asset sale transactions. Caliper realized approximately $12.6 million in net cash proceeds from the sale of its PDQ product line upon closing, after the escrow account deposit and transaction expenses. As part of this transaction, Caliper sold approximately $0.5 million in net assets, which consisted primarily of inventory net of deferred revenue and accrued expenses. Caliper recorded a $1.4 million gain on the sale of the PDQ product line based upon the net proceeds in excess of total divested net assets, which included $10.5 million of goodwill that was allocated to the product line on a relative fair value basis.  During the six months ended June 30, 2008 there was $4.8 million in revenue attributable to the PDQ product line in the accompanying statement of operations.

AutoTrace Product Line Divestiture

On November 10, 2008, Caliper entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Dionex Corporation (“Dionex”), a publicly traded Delaware corporation. The Asset Purchase Agreement provided for the sale of Caliper’s AutoTrace product line to Dionex for a purchase price of approximately $5.0 million. As part of this transaction, Caliper sold approximately $0.3 million in net assets, which consisted primarily of inventory, net of deferred revenue and accrued expenses. Caliper recorded a $0.7 million gain on the sale of the AutoTrace product line based upon the net proceeds in excess of total divested net assets, which included $3.8 million of goodwill that was allocated to the product line on a relative fair value basis. During the six months ended June 30, 2009 and 2008 there was $0.3 million and $1.5 million, respectively, in revenue attributable to the AutoTrace product line in the accompanying statement of operations.  The $0.3 million of 2009 revenue included remaining revenues associated with the transition services arrangement that ended during the first quarter of 2009.

3. Inventories

Inventories are stated at the lower of cost (determined on a first-in, first-out basis, or “FIFO”) or market. Amounts are relieved from inventory and recognized as a component of cost of sales on a FIFO basis. Inventories consist of the following (in thousands):

	June 30, 2009	December 31, 2008
Raw material	$7,575	$10,173
Work-in-process	1,014	907
Finished goods	5,806	6,499
Inventories	$14,395	$17,579

4. Intangibles

Intangibles, net, consist of the following assets acquired in connection with previous business combinations (in thousands):

	June 30, 2009	December 31, 2008
Core technologies	$20,159	$21,880
Developed and contract technologies	4,889	5,884
Customer contracts, lists and relationships	3,327	3,724
Trade names	2,898	2,898
Other intangibles	—	13
	$31,273	$34,399

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

Changes in Caliper’s warranty obligation are as follows (in thousands):

	Six Months Ended June 30,
	2009	2008
Balance at beginning of period	$1,362	$1,684
Warranties issued during the period	1,016	555
Settlements made during the period	(811)	(737)
Balance at end of period	$1,567	$1,502

6. Comprehensive Loss

Comprehensive loss is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net loss	$(4,053)	$(6,682)	$(10,698)	$(16,618)
Unrealized gain (loss) on marketable securities	31	(3)	38	(11)
Foreign currency translation gain (loss)	483	(198)	121	248

Comprehensive loss	$(3,539)	$(6,883)	$(10,539)	$(16,381)

7. Accrued Restructuring Costs

Caliper’s accrued restructuring costs as of June 30, 2009 were comprised of future contractual obligations pursuant to facility operating leases covering certain idle space as further described below.  The following table summarizes changes in accrued restructuring obligations during the six months ended June 30, 2009 (in thousands):

Total
Balance, December 31, 2008	$4,476
Restructuring charge	—
Adjustments to estimated obligations	(3)
Interest accretion	52
Payments	(951)
Balance, June 30, 2009	3,574

The remaining facility obligations are payable as follows (in thousands):

Years Ended December 31:
2009 (remainder of fiscal year)	$976
2010	1,781
2011	420
2012	433
2013	406
Thereafter	—
Total minimum payments	4,016
Less: Amount representing interest	(442)
Present value of future payments	3,574
Less: Current portion of obligations	1,780
Non-current portion of obligations	$1,794

The restructuring obligations reflected above resulted from the following actions:

During the first quarter of 2008, Caliper initiated the consolidation of its West Coast business operations to reduce overall facility costs and improve productivity and effectiveness of its research and development spending. The consolidation plan entailed abandoning approximately 36,500 square feet of space in Mountain View, California, which was completed in September 2008. This partial facility abandonment was accounted for in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, pursuant to which Caliper recorded a liability equal to the fair value of the remaining lease payments as of the cease-use date. Fair value was determined based upon the discounted present value of remaining lease rentals (using a discount rate of 5.5%) for the space no longer occupied, considering future estimated sublease income, estimated broker fees and required tenant improvements. Caliper calculated the fair value as $4.6 million and recorded this amount within restructuring charges in the second half of fiscal 2008.  The lease term expires November 30, 2013.

Caliper also assumed a $1.0 million obligation related to Xenogen’s St. Louis, Missouri facility. This facility had been fully abandoned by Xenogen prior to its acquisition by Caliper and was previously accounted for by Xenogen in accordance with EITF 94-3,  Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). The fair value of the assumed obligation was determined based upon the discounted present value of remaining lease rentals (using a discount rate of 8.75%) for the space no longer occupied, net of sublease income expected to be derived from the property. The lease term expires April 30, 2010.

8. Revolving Credit Facility

On March 6, 2009, Caliper entered into the Credit Facility, which permits Caliper to borrow up to $25 million in the form of revolving loan advances, including up to $5 million in the form of letters of credit.  Principal borrowings under the Credit Facility accrue interest at a floating annual rate equal to the Base Rate (as hereafter defined) plus one percent if Caliper’s unrestricted cash held at the bank exceeds or is equal to $20 million, or the Base Rate plus two percent if Caliper’s unrestricted cash held at the bank is below $20 million.  The “Base Rate” is the greater of:  (i) the bank’s announced “prime rate” and (ii) four and one-half of one percent (4.5%).  Under the Credit Facility, Caliper is permitted to borrow up to $25 million, subject to a borrowing base limit consisting of (a) 80% of eligible accounts receivable plus (b) the lesser of 70% of Caliper’s unrestricted cash at the bank or $12 million; provided that on each of the first three business days and each of the last three business days of each fiscal quarter, the borrowing base is (a) 80% of eligible accounts receivable plus (b) the lesser of 90% of Caliper’s unrestricted cash at the bank or $12 million. Eligible accounts receivable do not include internationally billed receivables, unbilled receivables, and receivables aged over 90 days from invoice date. The Credit Facility matures on November 30, 2010.  The Credit Facility serves as a source of capital for ongoing operations and working capital needs.

The Credit Facility includes customary lending and reporting covenants, including certain financial covenants regarding Caliper’s required levels of liquidity and earnings that are tested as of the last day of each quarter.  As of June 30, 2009, Caliper was in compliance with its covenants.  The Credit Facility also includes a net liquidity clause.  Under this clause, if Caliper’s total cash, cash equivalents and marketable securities, held at the bank, net of debt outstanding under the Credit Facility, are less than $0.5 million (the “Net Liquidity Limit”), the bank will apply all of Caliper’s accounts receivable collections, received within its lockbox arrangement with the bank, to the outstanding principal.  Such amounts would be eligible to be re-borrowed by Caliper subject to the borrowing base limit.

The Credit Facility also includes certain rights for the bank to accelerate the maturity of the debt, modify the borrowing base or stop making advances, upon the occurrence of certain customary events of default, some of which may be viewed as determinable based on the bank’s discretion.  Caliper does not believe the bank will exercise these rights as long as Caliper is meeting its covenants and achieving its forecasts.  The Credit Facility also includes customary events of default, such as payment default, material adverse change conditions and insolvency conditions, that could cause interest to be charged at the interest rate in effect as of the date of default plus two percentage points, or in the event of any uncured events of default (including non-compliance with liquidity and earnings financial covenants), that could result in the bank’s right to declare all outstanding obligations immediately due and payable.  Should an event of default occur, including the occurrence of a material adverse change, and based on such default the bank were to declare all outstanding obligations immediately due and payable, Caliper may be required to significantly reduce its costs and expenses, sell additional equity or debt securities, or restructure portions of its business, which could involve the sale of certain business assets.  In such case, the sale of additional equity or convertible debt securities may result in additional dilution to Caliper’s stockholders.  Furthermore, additional capital may not be available on terms favorable to Caliper, if at all.  In this circumstance, if Caliper could not significantly reduce its costs and expenses, obtain adequate financing on acceptable terms when such financing is required or restructure portions of its business, Caliper’s business would be adversely affected.  In addition, the amount of available capital that Caliper is able to access under the Credit Facility at any particular time is dependent upon the borrowing base formula, which relies on the ability of its business to generate accounts receivable that are eligible according to the Credit Facility.  If economic conditions worsen and its business performance is not as strong as anticipated, then Caliper could experience an event of default or a reduction in borrowing capacity under the Credit Facility, which if not cured to the bank’s satisfaction, could potentially have a material adverse impact on Caliper’s ability to access capital under its Credit Facility in order to fund its operations.  If such events were to occur, Caliper’s business would be adversely affected.

Outstanding obligations under the Credit Facility were $14.9 million as of June 30, 2009.  The Credit Facility is classified as short-term consistent with Caliper’s intent to utilize the Credit Facility to fund operations and working capital needs on a revolving loan basis, including the mechanics of the Net Liquidity Limit described above.  Interest is due monthly and has ranged from 4.5% to 7.5% in 2009 and 2008.

9. Legal Proceedings

Commencing on June 7, 2001, Caliper and three of its then officers and directors (David V. Milligan, Daniel L. Kisner and James L. Knighton) were named as defendants in three securities class action lawsuits filed in the United States District Court for the Southern District of New York. The cases have been consolidated under the caption, In re Caliper Technologies Corp. Initial Public Offering Securities Litigation, 01 Civ. 5072 (SAS) (GBD). Similar complaints were filed against approximately 300 other public companies that conducted initial public offerings of their common stock during the late 1990s (the “IPO Lawsuits”). On August 8, 2001, the IPO Lawsuits were consolidated for pretrial purposes before United States Judge Shira Scheindlin of the Southern District of New York. Together, those cases are denominated In re Initial Public Offering Securities Litigation, 21 MC 92(SAS). On April 19, 2002, a Consolidated Amended Complaint was filed alleging claims against Caliper and the individual defendants under Sections 11 and 15 of the Securities Act of 1933, and under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as well as Rule 10b-5 promulgated thereunder. The Consolidated Amended Complaint also names certain underwriters of Caliper’s December 1999 initial public offering of common stock as defendants. The Complaint alleges that these underwriters charged excessive, undisclosed commissions to investors and entered into improper agreements with investors relating to aftermarket transactions. The Complaint seeks an unspecified amount of money damages. Caliper and the other issuers named as defendants in the IPO Lawsuits moved on July 15, 2002, to dismiss all claims on multiple grounds. By Stipulation and Order dated October 9, 2002, the claims against Messrs. Milligan, Kisner and Knighton were dismissed without prejudice. On February 19, 2003, the Court granted Caliper’s motion to dismiss all claims against it. Plaintiffs were not given the right to replead the claims against Caliper. The time to appeal the dismissal has not yet expired. In March 2009, all of the plaintiffs, underwriters and issuers involved in this litigation entered into a new global settlement agreement, and in July 2009 notices of the proposed settlement were mailed to members of the plaintiff class.  This settlement agreement is still subject to approval by Judge Scheindlin, and will not be considered final until this approval is obtained.  The hearing for final approval of the settlement has been scheduled for September 10, 2009. The settlement agreement, if approved by Judge Scheindlin, will provide Caliper with a release of all claims against it, and will not require any payments from

Caliper. The final resolution of this litigation is not expected to have a material impact on Caliper.

On January 23, 2009, Caliper filed a patent infringement suit against Shimadzu Corporation and its U.S. subsidiary, Shimadzu Scientific Instruments, Inc., in the United States District Court for the Eastern District of Texas. The complaint was promptly served upon Shimadzu’s U.S. subsidiary, and Caliper is in the process of serving the complaint on Shimadzu Corporation in Japan.  In this suit, Caliper alleges that Shimadzu’s MCE-202 MultiNA instrument system, which performs electrophoretic separations analysis of nucleic acids, infringes 11 different U.S. patents owned by Caliper. Shimadzu filed an answer to this complaint on March 24, 2009.  In its answer, Shimadzu denied infringement of any valid claim of any of the 11 patents asserted against Shimadzu by Caliper, and alleged that each patent asserted by Caliper is invalid and/or unenforceable.   Caliper filed its preliminary infringement contentions with the Court on February 10, 2009, and Shimadzu filed its preliminary invalidity contentions with the Court on July 23, 2009.  The Markman hearing for this case has not yet been scheduled by the Court.

On July 13, 2009, HandyLab, Inc., a private company based in Ann Arbor, Michigan, filed a complaint against Caliper in United States District for the Court Eastern District of Michigan, Southern Division, seeking declaratory judgment that either (i) HandyLab’s Raider™ and Jaguar™ systems and related consumable products do not infringe 13 patents owned or licensed by Caliper and/or (ii) the claims of the 13 patents identified in HandyLab’s complaint are invalid.  The complaint filed by HandyLab did not contain any other claims against Caliper.  On August 6, 2009, HandyLab and Caliper entered into a Standstill and Tolling Agreement pursuant to which the parties agreed to postpone the formal service of the complaint filed by HandyLab or the filing or commencement of new claims concerning HandyLab’s products or either party’s microfluidic technology for an agreed upon period of time while the parties discuss a potential licensing arrangement.

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

10. Stock-Based Compensation, Options and Restricted Stock Activity and Net Loss per Weighted Average Common Share Outstanding

Stock-Based Compensation

Caliper accounts for stock-based compensation in accordance with SFAS No. 123R, Share-Based Payment, which requires all share-based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on their fair values. Caliper estimates the fair value of each option award on the date of grant using a Black-Scholes-Merton based option-pricing model.

Stock-based compensation expense is included within costs and expenses as follows (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
Cost of product revenue	$82	$84	$159	$165
Cost of service revenue	29	21	44	42
Research and development	165	95	295	188
Selling, general and administrative	713	787	1,406	1,602
Total	$989	$987	$1,904	$1,997

On June 2, 2009, Caliper’s stockholders approved a new 2009 Equity Incentive Plan (the “2009 Equity Incentive Plan”), and Caliper reserved an aggregate of 10 million shares of common stock for issuance pursuant to the 2009 Equity Incentive Plan. The 2009 Equity Incentive Plan replaced Caliper’s 1999 Equity Incentive Plan (the “1999 Plan”) and 1999 Non-Employee Directors’ Equity Incentive Plan (the “1999 Directors’ Plan” and, collectively with the 1999 Plan, the “Existing Plans”), which were due to terminate on September 30, 2009. Collectively, the 2009 Equity Incentive Plan and Existing Plans are referred to as the “Plans.”  The Existing Plans are described in Note 12 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 13, 2009.  The 2009 Equity Incentive Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock, restricted stock units, and other types of stock-based awards to officers, employees, non-employee directors and consultants. Of the 10 million shares reserved under the 2009 Equity Incentive Plan, Caliper has established a 2.5 million share limit on the number of shares that may be granted as “full value” awards. A full value award is an award which is a one-for-one common stock equivalent, such as a restricted stock grant that does not require the individual to pay a purchase or exercise price to receive the shares of common stock.  The 2009 Equity Incentive Plan has a ten-year term through June 2, 2019, and stock options granted under the 2009 Equity Incentive Plan have a maximum term of ten years.

As of June 30, 2009, an aggregate of 10,881,463 shares of the Company’s common stock were subject to outstanding awards previously granted under the Existing Plans. To the extent that any of these awards terminate, expire or lapse, the shares subject to such terminated awards will not become available for issuance under either the Existing Plans or the 2009 Equity Incentive Plan.  No new equity awards will be made under the Existing Plans.

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

	Six Months Ended June 30,
	2009	2008
Expected volatility (%)	75-91	40-43
Risk-free interest rate (%)	1.60-1.95	2.20-3.20
Expected term (years)	3.4-4.5	3.4-4.2
Expected dividend yield (%)	—	—
Weighted average grant date fair value	$0.55	$1.47

Options and Restricted Stock Activity

A summary of stock option and restricted stock activity under the Plans as of June 30, 2009, and changes during the six months then ended is as follows:

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)

Outstanding at December 31, 2008	7,666,461	$5.45	6.35	$567
Granted	1,635,754	1.33	—	—
Exercised	(22,598)	0.97	—	3
Canceled	(670,996)	4.76	—	—
Outstanding at June 30, 2009	8,608,621	$4.73	6.86	$731
Exercisable at June 30, 2009	5,084,817	$5.92	5.39	$4
Vested and expected to vest at June 30, 2009	8,439,403	$4.76	6.82	$916

Restricted Stock Units	Shares	Weighted Average Grant Date Fair Market per Share Value
Outstanding and non-vested at December 31, 2008	601,720	$5.01
Granted	1,848,570	0.84
Vested	(173,283)	4.79
Cancelled	(4,165)	2.82
Outstanding and non-vested at June 30, 2009	2,272,842	1.64

The total fair value of restricted stock that vested during the six months ended June 30, 2009 was approximately $0.8 million.  As of June 30, 2009, there was $6.2 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average remaining service (vesting) period of approximately 2.2 years.

Common Shares Outstanding

During the six months ended June 30, 2009, Caliper issued 400,686 shares of common stock as a result of purchases under Caliper’s employee stock purchase plan, and activity related to options and vesting of restricted stock.

Net Loss per Weighted Average Common Share Outstanding

Basic net loss per share is calculated based upon net loss divided by the weighted-average number of common shares outstanding during the period. The calculation of diluted net loss per share excludes common stock equivalents consisting of stock options, unvested restricted stock, unvested restricted stock units and warrants (calculated using the treasury stock method), which would have an anti-dilutive effect.

The weighted average number of shares used to compute both basic and diluted net loss per share consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Basic and diluted	48,806	47,897	48,716	47,790
Anti-dilutive common stock equivalents excluded from calculation of diluted net loss per share (prior to the application of the treasury stock method)	17,055	14,740	17,055	14,740

11. Subsequent Event

In July 2009, Caliper abandoned approximately 19,000 square feet of its Hopkinton, Massachusetts facilities.  This facility consolidation was due to the product line divestitures completed in the fourth quarter of 2008 and continued efforts to control and/or to reduce operating costs.  Caliper expects to record a restructuring charge of approximately $1.0 million related to this action in the third quarter of 2009.  This partial facility abandonment will be accounted for in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, pursuant to which Caliper will record a liability equal to the fair value of the remaining lease payments as of the cease-use date.  Fair value was determined based upon the discounted present value of remaining lease payments (using a discount rate of 6.5%) for the space no longer occupied, considering future estimated sublease income, estimated broker fees and required tenant improvements.  Caliper calculated the fair value based on the best known assumptions at the date of this filing.  The amount of the charge could change if the assumptions used to calculate the fair value of the liability change between the date of this filing and the date that we record the charge in accordance with SFAS No. 146.  The lease term expires December 31, 2015.

Item 2.                                                  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 2009 and for the three and six months ended June 30, 2009 should be read in conjunction with our financial statements included in this Quarterly Report on Form 10-Q and Management’s Discussion and Analysis of Financial Condition and Results of Operations and our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 13, 2009.

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

Executive Summary

Business

Caliper develops and sells innovative and enabling products and services to the life sciences research community, a customer base that includes pharmaceutical and biotechnology companies, and government and other not-for-profit research institutions. We believe our integrated systems, consisting of instruments, software and reagents, our laboratory automation tools and our assay development and discovery services enable researchers to better understand the basis for disease and more effectively discover safe and effective drugs. Our strategy is to transform drug discovery and development by offering technologies and services that ultimately enhance the ability to predict the effects that new drug candidates will have on humans. Our offerings leverage our extensive portfolio of molecular imaging, microfluidics, automation and liquid handling technologies, and scientific applications expertise to address key opportunities and challenges in the drug discovery and development process—namely, the complex and costly process to conceive of and bring a new drug to market.

We believe that increasing the clinical relevance of drug discovery experimentation, whether at early stage, lower cost, in vitro (artificial environment) testing or later stage, more expensive preclinical in vivo (in a living organism) testing, will have a profound impact in helping our customers to determine the ultimate likelihood of success of drugs in treating humans. We believe our enabling offerings in both the in vitro and in vivo testing arenas, and a unique strategy of enhancing the “bridge” or linkages between in vitro, in vivo and the clinic in order to optimize the cost of the experiment versus the clinical insight gained, allow us to address growing, unmet needs in the market and drive ongoing demand for our products and services. These market needs are underscored by key challenges that face the pharmaceutical and biotechnology industry, including late-stage drug failures and unforeseen side effects coming to light late in the development process or after drugs are on the market.

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

Our product and service offerings are organized into three core business areas—Imaging, Discovery Research (Research), and Caliper Discovery Alliances and Services (CDAS)—with the goal of creating a more scalable infrastructure while putting increased focus on growth and profitability.

•                     The Imaging business area is focused on preclinical imaging, where Caliper believes it holds a global leadership position. Principal activities of this business area include the expansion of the IVIS imaging instrument and related reagent product lines, development of new therapeutic area applications and facilitating additional imaging modalities.

•                 The Research business area is responsible for utilizing Caliper’s core automation and microfluidic technologies to address an expanding array of opportunities in drug discovery and life science research, including molecular biology sample preparation and analysis for genomics, proteomics, diagnostics, cellular screening and forensics.

•                 The CDAS business area is responsible for expanding drug discovery collaborations and alliances, and increasing sales of drug discovery services. The focus of CDAS is to capitalize on market “outsourcing” trends, and to offer complementary services to Caliper’s Imaging and Research platform solutions.

Second Quarter Overview

Our revenues during the three months ended June 30, 2009 were $32.1 million compared to $34.0 million for the three months ended June 30, 2008.  Divestitures of the PDQ and AutoTrace product lines in the fourth quarter of 2008 and foreign currency translation negatively impacted comparative revenues by $3.3 million, or 10%, and $1 million, or 3%, respectively, in the second quarter of 2009.  On an “organic” growth basis (i.e., excluding the effects of the divested product lines and exchange rate fluctuations upon revenues), we experienced revenue growth of 8% in the second quarter of 2009 compared to the same period in 2008 led by strong Imaging growth.

The table below provides a reconciliation of our GAAP basis revenue to pro forma revenue results for the quarters ended June 30, 2009 and 2008, after giving effect to our divestures of the PDQ and AutoTrace product lines during the fourth quarter of 2008. We believe this is a useful measure in evaluating revenue performance between comparative periods; however, these non-GAAP comparisons are not intended to substitute for GAAP financial measures.

	Quarter Ended June 30,
			Non-GAAP Adjustments (1)
	GAAP		(in thousands)		Non-GAAP		GAAP	Non-GAAP
	2009	2008	2009	2008	2009	2008	% Chg	% Chg
Research	$15,082	$18,226	$—	$(3,299)	$15,082	$14,927	(17)%	1%
Imaging	12,906	11,016	—	—	12,906	11,016	17%	17%
CDAS	4,123	4,789	—	—	4,123	4,789	(14)%	(14)%
Total Revenue	$32,111	$34,031	$—	$(3,299)	$32,111	$30,732	(6)%	4%

(1)                 For purposes of comparing growth rates for each of the three principal areas of our business, the above non-GAAP table reconciliations exclude revenues related to the PDQ and AutoTrace product lines divested in November 2008. We anticipate no further revenue from either of the former PDQ or AutoTrace product lines in 2009.

Revenue Highlights by Strategic Business Unit

Research revenues (excluding revenue of divested product lines), which are comprised primarily of microfluidics and laboratory automation products and services, increased by 1% on a non-GAAP basis (or 5% after negative foreign currency effects) to $15.1 million during the second quarter of 2009 from $14.9 million during the second quarter of 2008.  Research growth was strong, primarily due to increased sales of our proprietary EZ Reader platform, which was a result of continued strong adoption of our ProfilerPro plates in response to industry demand for rapid enzymatic profiling applications and medicinal chemistry lead optimization research, and sales of our proprietary LabChip GX instrument, which we believe is the “best-in-class” proprietary solution for characterizing proteins in the fast growing biologicals market.

Imaging revenues increased by 17% (or 21% after adjusting for negative foreign currency effects) to $12.9 million during the second quarter of 2009 from $11.0 million during the second quarter of 2008.  Imaging growth was driven by continued strong global demand for our IVIS instruments and accessories, reagents and services.

CDAS revenues decreased by 14% to $4.1 million during the second quarter of 2009 from $4.8 million during the second quarter of 2008. The net decrease resulted from the completion of a government services contract, which ended in 2008, partially offset by commercial service revenue growth as outsourced trends for profiling services continue to be positive.  We are anticipating an overall improving trend within CDAS in the second half of 2009, as the result of our anticipated receipt of an additional task order under the Environmental Protection Agency’s ToxCast program during the third or fourth quarter of 2009.

Second Quarter Financial Performance

Total gross margin increased by approximately 1% during the second quarter of 2009 compared to the same period in 2008 primarily due to improved service margins of 2%, which were driven primarily by reductions in our instrument services cost structure.

Operating expenses (research and development plus selling, general and administrative expenses) decreased by 11% to $15.9 million during the second quarter of 2009 from $17.8 million in the second quarter of 2008.  This reduction included $1.5 million of selling, general and administrative expense reduction and $0.4 million of research and development expense reduction resulting from streamlining and cost-reduction initiatives implemented throughout 2008.  Of the overall reduction, approximately $0.3 million related to the divested product lines and $0.3 million related to the effects of exchange rate movements.

Net loss narrowed by $2.6 million, or 39%, to $4.1 million ($0.08 per share) during the second quarter of 2009 from $6.7 million ($0.14 per share) during the second quarter of 2008.  The overall reduction in net loss reflected the benefit of cost reductions implemented in 2008 to coincide with our strategic reconfiguration around our high growth proprietary products and services. The effect of foreign exchange rates on net loss was approximately 1% due to offsetting local currency revenues and expenses.

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

Results of Operations for the Three and Six Months Ended June 30, 2009

Operating results for the six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For example, we typically experience higher revenues in the fourth quarter of our fiscal year as a result of the capital spending patterns of our customers.

Revenue

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(In thousands)	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change
Product revenue	$21,499	$22,024	$(525)	(2)%	$39,808	$39,689	$119	—%
Service revenue	7,905	9,290	(1,385)	(15)%	15,562	18,298	(2,736)	(15)%
License fees and contract revenue	2,707	2,717	(10)	—%	5,213	5,331	(118)	(2)%

Total Revenues	$32,111	$34,031	$(1,920)	(6)%	$60,583	$63,318	$(2,735)	(4)%

Product Revenue.    Product revenue decreased $0.5 million during the three months ended June 30, 2009, compared to the same period in 2008 due primarily to revenues of $2.1 million from divested product lines that were included in our second quarter 2008 revenues.  The increase in product revenues from ongoing product lines was primarily related to Imaging product sales, which increased by $1.6 million, or approximately 21%, compared to the second quarter of 2008.  This increase was due to a 6% increase in IVIS instrument unit placements compared to the second quarter of 2008, as well as a 43% increase in reagent sales related to the IVIS product lines. The IVIS instrument product mix during the second quarter of 2009 was more heavily comprised of IVIS Spectrum and Kinetic instruments, resulting in a higher average selling price of total units sold.   Total Research product sales of ongoing product lines were relatively unchanged during the second quarter of 2009 compared to the same quarter in 2008.  However, within Research, microfluidic product revenues increased by $2.3 million, or 64%, while automation product revenues decreased by $2.3 million, or 26%.  The increase in microfluidic revenues during the three months ended June 30, 2009, compared to the same period in 2008, was primarily due to (a) a $1.4 million increase in sales of our EZ Reader platform, which was a result of continued adoption of our ProfilerPro plates for rapid kinase profiling, as well as favorable timing of initial instrument sales within the quarter, (b) a $0.5 million increase in our LabChip GX and LabChip GXII microfluidic benchtop instruments (the “LabChip GX series”), and (c) $0.4 million from continued growth in revenues from microfluidic consumables (chips, kits and reagents) within our direct sales channel, which increased by 30% within the 2008 period.  The decrease in automation product revenues during the three months ended June 30, 2009, compared to the same period in 2008, was primarily due to a $1.8 million decrease in revenue from sales of our Staccato Automated Workstation instruments, which was a result of a specific sale in 2008 that resulted in $1.4 million in product revenues within the period, with the remaining decrease resulting primarily from lower parts and accessories sales.

Product revenue increased by $0.1 million during the six months ended June 30, 2009, compared to the same period in 2008, including a decline of $3.4 million from divested product lines. The resulting $3.5 million increase from ongoing product lines during the 2009 period included a $2.4 million, or 17%, increase in Imaging product sales compared to the six months ended June 30, 2008.  The Imaging increase was due to a 15% increase in IVIS instrument placements as well as a 27% increase in reagent sales related to the IVIS product lines. The increase in product revenues also included a $1.1 million, or 5%, increase in Research product sales compared to the first six months of 2008.  The Research increase was comprised of an increase in microfluidic product revenues of $3.5 million, or 52%, while automation product revenues decreased by $2.4 million, or 16%.  The increase in microfluidic revenues during the six months ended June 30, 2009, compared to the same period in 2008, was primarily due to (a) a $1.4 million increase in sales of our EasyReader instrument discussed above, (b) a $1.0 million increase in sales of our LabChip GX series, and (c) continued growth in revenues from microfluidic consumables (chips, kits and reagents) within our direct sales channel, which increased by $0.8 million, or 36%, within the period.  The decrease in automation product revenues during the six months ended June 30, 2009, compared to the same period in 2008, was primarily due to (a) a $1.7 million decrease in revenue from sales of our Staccato Automated Workstation instruments, which was a result of a specific sale in 2008 that resulted in $1.4 million in product revenues within the 2008 period, and (b) $0.5 million in reduced instrument sales of our TurboVap product line primarily within our European distribution channel.

Service Revenue.   Service revenue decreased during the three and six months ended June 30, 2009, compared to the same period in 2008, primarily from $1.2 million and $2.4 million, respectively, in service contract and billable revenue associated with the divested PDQ and AutoTrace product lines.  During the three months ended June 30, 2009, the remaining service revenue decline of $0.2 million consisted of a $0.4 million decrease in CDAS service revenues, offset by a $0.2 million increase in all other instrument services, primarily related to the increasing installed base of our IVIS and microfluidic instruments.

During the six months ended June 30, 2009, the remaining service revenue decline of $0.3 million, after excluding service revenues from the divested product lines, consisted of a $0.5 million decrease in CDAS service revenues, offset by a $0.2 million increase in all other instrument services, primarily related to our IVIS product line. CDAS service revenues were down on a net basis in the six months ended June 30, 2009, as compared to the same period in 2008, due to a $1.9 million decline in in vitro government contract services, partially offset by an increase in all other CDAS service revenues.

License Fees and Contract Revenue.    License fees and contract revenue was relatively unchanged for the three months ended June 30, 2009, compared to the same period in 2008, and decreased $0.1 million during the six months ended June 30, 2009, compared to the same period in 2008.   Within license fees and contract revenue, government grant revenues decreased by $0.2 million during both the three and six months ended June 30, 2009, but were offset in part by increases in microfluidic and imaging license revenues.

Costs of Revenue

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(In thousands)	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change
Product	$12,830	$13,232	$(402)	(3)%	$24,083	$24,337	$(254)	(1)%
Service	5,331	6,447	(1,116)	(17)%	11,038	12,544	(1,506)	(12)%
License	310	282	28	10%	702	566	136	24%
Total Costs	$18,471	$19,961	$(1,490)	(7)%	$35,823	$37,447	$(1,624)	(4)%

Cost of Product Revenue.    Cost of product revenue decreased slightly during the three months ended June 30, 2009, compared to the three months ended June 30, 2008, as a result of the overall decrease in product sales, which related to the divested product lines.  The remaining decrease in cost of product revenue is primarily as a result of a 3% reduction in material costs as a percentage of sales resulting from more favorable product sales, partially offset by a $0.3 million increase in inventory obsolescence reserve provisions for discontinued products.

Cost of product revenue decreased during the six months ended June 30, 2009, compared to the six months ended June 30, 2008, as a result of a 3% reduction in material cost spending, as a percentage of sales, resulting from product mix and a $0.2 million decrease in overall manufacturing spending comprised primarily of reduced labor costs incurred with respect to manufacturing operations.  These decreases were partially offset by an increase in warranty parts, inventory provisions and other variable manufacturing costs, as a percentage of sales, by approximately 3%, or $1.3 million.

Cost of Service Revenue.    Cost of service revenue decreased during the three and six months ended June 30, 2009, as compared to the same periods in 2008, primarily due to personnel reductions resulting from divested product lines and the strategic business unit consolidation we implemented in the third quarter of 2008.  In addition, during the three months ended June 30, 2009, cost of service revenue decreased by $0.4 million related to reduced spending within our in vitro services business primarily related to improved pricing and reduced purchases of materials.

Cost of License Revenue.    Cost of license revenue increased slightly during the three and six months ended June 30, 2009, compared to the same periods in 2008, due primarily to an increase in microfluidic contractual royalty obligations with a third party.

Gross Margins.    Gross margin on product revenue was 40% for the three months ended June 30, 2009, which was flat compared to the same period in 2008.  Gross margin on service revenue was 33% for the three months ended June 30, 2009, as compared to 31% for the same period in 2008. This increased service margin resulted primarily from the net effect of reduced service costs within the instrument services business as a result of the strategic business unit realignment in 2008 partially offset by lower CDAS revenues during the second quarter of 2009 as described above.

Gross margin on product revenue was 39% for the six months ended June 30, 2009, which was flat compared to the same period in 2008.  Gross margin on service revenue was 29% for the six months ended June 30, 2009, as compared to 31% for the same period in 2008. This decreased service margin resulted primarily from the reduced leverage within the in vitro services business during the first six months of 2009.  This decrease was partly offset by reduced service costs within the instrument services business, as a result of the strategic business unit realignment in 2008, and other cost reduction initiatives.

Expenses

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change
	(In thousands)
Research and development	$4,634	$5,041	$(407)	(8)%	$9,185	$10,573	$(1,388)	(13)%
Selling, general and administrative	11,264	12,757	(1,493)	(12)%	22,449	26,690	(4,241)	(16)%
Amortization of intangible assets	1,557	2,490	(933)	(37)%	3,114	4,979	(1,865)	(37)%
Restructuring charges, (credits), net	29	(27)	56	207%	52	(20)	72	360%

Research and Development Expenses.    Research and development spending decreased by $0.4 million during the three months ended June 30, 2009, compared to the same period in 2008, primarily as a result of $0.2 million in reduced facility costs related to the consolidation of facilities in 2008 and a $0.2 million reduction in consulting costs.

Research and development spending decreased by $1.4 million during the six months ended June 30, 2009, compared to the same period in 2008, primarily as a result of reductions in personnel costs of $0.2 million and $0.3 million in facilities costs, relating to the consolidation and cost reduction efforts initiated in 2008, a $0.4 million reduction in severance costs which related to actions taken in the first quarter of 2008, $0.3 million in reduced material and operating supplies and a decrease in all other costs of $0.2 million.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses decreased by $1.5 million during the three months ended June 30, 2009, compared to the same period in 2008, due to a $1.3 million decrease in selling and marketing expenses with the remaining decrease being within general and administrative expenses.  Selling and marketing expenses decreased during the three months ended June 30, 2009, as compared to the same period in 2008, primarily due to a $0.5 million reduction in personnel costs due to headcount reductions as a result of the divested product lines and cost reduction initiatives that occurred in 2008, a $0.4 million reduction in travel and related costs and a reduction of $0.4 million in all other costs.

Selling, general and administrative expenses decreased by $4.2 million during the six months ended June 30, 2009, compared to the same period in 2008 due primarily to lower salaries and related costs, a reduction in travel costs and a reduction in legal costs.   Selling and marketing expenses decreased by $2.7 million during the six months ended June 30, 2009, as compared to the same period in 2008, primarily due to a $1.2 million reduction in salaries and related costs due to reduced headcount from the divested product lines as well as cost reduction initiatives in 2008 to align our business along strategic business units, a $0.7 million reduction in travel and related costs, a $0.4 million reduction in office and operating supplies and a reduction of $0.4 million in all other costs.  General and administrative expenses decreased by $1.6 million during the six months ended June 30, 2009, as compared to the same period in 2008, primarily due to a $0.5 million reduction in legal costs as a result of litigation that was settled in the first quarter of 2008, a $0.4 million reduction in consulting costs, $0.2 million in reduced severance related primarily to the consolidation of responsibilities within our finance department, and a $0.5 million reduction in all other costs.

Amortization of Intangible Assets.  The amortization of intangible assets for the three and six months ended June 30, 2009 relates to assets acquired in our previous business combinations. Amortization is computed based upon the estimated timing of the undiscounted cash flows used to value each respective asset over the estimated useful life of the particular intangible asset, or using the straight-line method over the estimated useful life of the intangible asset when the pattern of cash flows is not necessarily reflective of the true consumption rate of the particular intangible asset.  The decrease in amortization during the three and six months ended June 30, 2009 is the result of certain intangibles from our acquisition of Zymark Corporation in July 2003 that had a five-year life and therefore were fully amortized as of July 13, 2008.

Restructuring Charges.    We incurred restructuring charges in 2008 and prior periods related to acquisition and integration activities that are more fully discussed in Note 7 to the accompanying financial statements. Restructuring charges during the three and six months ended June 30, 2009 and 2008 relate to accretion of interest related to idle facility rent obligations.

Interest and Other Income (Expense), Net

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(In thousands)	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change
Interest expense, net	$(179)	$(203)	$24	12%	$(391)	$(358)	(33)	(9)%
Other income (expense), net	66	(87)	153	176%	(117)	319	(436)	(137)%

Interest Expense, Net.    Net interest expense decreased during the three months ended June 30, 2009, compared to the same period in 2008, as a result of a decrease in the weighted average outstanding credit facility borrowing to $9.9 million during the quarter ended June 30, 2009, from $13.6 million during the quarter ended June 30, 2008. Net interest expense increased during the six months ended June 30, 2009, compared to the same period in 2008, as a result of lower interest income due to reduced yield rates on our investments, offset in part by the reduced average outstanding debt during the period.

Other Income (Expense), Net.    Other income (expense), net, increased in the three-month period ended June 30, 2009, compared to the same period in 2008, due primarily to a reduction in transaction losses on foreign denominated accounts receivable resulting from a stronger U.S. dollar in comparison to primarily the Euro and the British Pound. During the three months ended June 30, 2009, we incurred a $0.1 million reduction in foreign currency transaction losses, compared to the same period in 2008.

Other income (expense), net, decreased in the six-month period ended June 30, 2009,  compared to the same period in 2008, due to transaction losses on foreign denominated accounts receivable resulting from a stronger U.S. dollar in comparison to primarily the Euro and the British Pound. During the six months ended June 30, 2009, we incurred foreign currency transaction losses of approximately $0.2 million, compared to gains of approximately $0.3 million for the same period in 2008.

Liquidity and Capital Resources

As of June 30, 2009, we had $23.5 million in cash, cash equivalents and marketable securities, as compared to $26.7 million as of December 31, 2008.

On March 6, 2009, we entered into the Credit Facility, which permits us to borrow up to $25 million in the form of revolving loan advances, including up to $5 million in the form of letters of credit. Principal borrowings under the Credit Facility accrue interest at a floating annual rate equal to the Base Rate (as hereafter defined) plus one percent if our unrestricted cash held at the bank exceeds or is equal to $20 million, or the Base Rate plus two percent if our unrestricted cash held at the bank is below $20 million.  The Base Rate is the greater of:  (i) the bank’s announced “prime rate” and (ii) four and one-half of one percent (4.5%).   Under the Credit Facility, we are permitted to borrow up to $25 million, subject to a borrowing base limit consisting of (a) 80% of eligible accounts receivable plus (b) the lesser of 70% of our unrestricted cash at the bank or $12 million; provided that on each of the first three business days and each of the last three business days of each fiscal quarter, the borrowing base is (a) 80% of eligible accounts receivable plus (b) the lesser of 90% of our unrestricted cash at the bank or $12 million. Eligible accounts receivable do not include internationally billed receivables, unbilled receivables, and receivables aged over 90 days from invoice date. The Credit Facility matures on November 30, 2010. As of June 30, 2009, $14.9 million was outstanding under the Credit Facility. The Credit Facility serves as a source of capital for ongoing operations and working capital needs.

The Credit Facility includes customary lending and reporting covenants, including certain financial covenants regarding our required levels of liquidity and earnings that are tested as of the last day of each quarter. The Credit Facility also includes a net liquidity clause.  Under this clause, if our total cash, cash equivalents and marketable securities held at the bank, net of debt outstanding under the Credit Facility, are less than $0.5 million (the Net Liquidity Limit), then the bank will apply all of our accounts receivable collections, received within our lockbox arrangement with the bank, to the outstanding principal. Such amounts would be eligible to be re-borrowed by us subject to the borrowing base limit. Based on our current forecast, we do not expect to fall below the net liquidity limit during the second half of 2009. As of June 30, 2009, we were in compliance with our covenants. We expect to remain in compliance with the covenants through the Credit Facility’s maturity date based on current forecasts.

The Credit Facility also includes certain rights for the bank to accelerate the maturity date of the debt, modify the borrowing base or stop making advances upon the occurrence of certain customary events of default, some of which may be viewed as determinable based on the bank’s discretion. We do not believe the bank will exercise these rights as long as we are meeting our covenants and are achieving our forecasts. The Credit Facility also includes customary events of default, such as payment default, material adverse change conditions and insolvency conditions, that could cause interest to be charged at the interest rate in effect as of the date of default plus two percentage points, or in the event of any uncured events of default (including non-compliance with liquidity and earnings financial covenants), that could result in the bank’s right to declare all outstanding obligations immediately due and payable. Should an event of default occur, including the occurrence of a material adverse change, and based on such default the bank were to either (i) declare all outstanding obligations immediately due and payable, (ii) reduce our borrowing base, or (iii) stop making credit advances to us, we may be required to significantly reduce our costs and expenses, sell additional equity or debt securities, or restructure portions of our business, which could involve the sale of certain assets. In such case, the sale of additional equity or convertible debt securities may result in additional dilution to our stockholders.  We believe, based on our current projections that the bank will continue to lend to us subject to the terms and conditions of the Credit Facility. Furthermore, additional capital may not be available on terms favorable to us, if at all. In this circumstance, if we could not significantly reduce our costs and expenses, obtain adequate financing on acceptable terms when such financing is required or restructure portions of our business, our business would be adversely affected. In addition, the amount of available capital that we are able to access under the Credit Facility at any particular time is dependent upon the borrowing base formula, which relies on the ability of our business to generate accounts receivable that are eligible according to the Credit Facility. If economic conditions worsen and our business performance is weaker than anticipated, then we could experience an event of default or a reduction in borrowing capacity under the Credit Facility, which if not cured to the bank’s satisfaction, could have a material adverse impact on our ability to access capital under our Credit Facility in order to fund operations. If such events were to occur, our business would be adversely affected.

We believe our cash balance, working capital on hand at June 30, 2009 and access to available capital under our Credit Facility will be sufficient to fund continuing operations through at least November 30, 2010. Nevertheless, our actual cash needs could vary considerably, depending on opportunities and circumstances that arise over time. If, at any time, cash generated by operations is insufficient to satisfy our liquidity requirements, we may need to reduce our costs and expenses, sell additional equity or debt securities or draw down on our current Credit Facility if we have borrowing capacity. The inability to obtain additional financing may force other actions, such as the sale of certain assets, or, ultimately, cause us to cease operations.

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

Cash Flows

	Six Months Ended June 30,
(In thousands)	2009	2008	$ Change
Cash provided by (used in)
Operating Activities	$(2,648)	$(9,949)	$7,301
Investing Activities	(1,216)	(741)	(475)
Financing Activities	264	2,866	(2,602)

Operating Activities.    During the six months ended June 30, 2009, we used $2.6 million of cash for operating activities, which included approximately $1.0 million related to our idle facilities.  We used approximately $1.6 million of cash to fund operations and working capital needs, which primarily related to materials used in production, salaries and rent obligations for our current facilities.

Investing Activities.    During the six months ended June 30, 2009, net purchases of marketable securities used $0.4 million of cash. Our other primary investing activity was the purchase of property and equipment of $0.8 million primarily related to facility improvements and information systems.

Financing Activities.    During the six months ended June 30, 2009, net financing cash proceeds were related to proceeds from option exercises.  During the three months ended June 30, 2009, we made payments against our credit facility to reduce our interest expense, which were re-borrowed at the end of the period.

Contractual Obligations

Our commitments under leases and other obligations are described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the SEC on March 13, 2009.  There has been no material change during the six months ended June 30, 2009 in the contractual obligations disclosed as of December 31, 2008.

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

Item 3.                                                  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

Our primary market risk exposures are foreign currency exchange rate fluctuation and interest rate sensitivity. During the six months ended June 30, 2009, there have been no material changes to the information included under Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the SEC on March 13, 2009.

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

Based on their evaluation as of June 30, 2009, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC’s rules and forms.

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

Changes in internal controls.    There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the second quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II—OTHER INFORMATION

Item 1.                                                  Legal Proceedings

Commencing on June 7, 2001, Caliper and three of its then officers and directors (David V. Milligan, Daniel L. Kisner and James L. Knighton) were named as defendants in three securities class action lawsuits filed in the United States District Court for the Southern District of New York. The cases have been consolidated under the caption, In re Caliper Technologies Corp. Initial Public Offering Securities Litigation, 01 Civ. 5072 (SAS) (GBD). Similar complaints were filed against approximately 300 other public companies that conducted initial public offerings of their common stock during the late 1990s (the “IPO Lawsuits”). On August 8, 2001, the IPO Lawsuits were consolidated for pretrial purposes before United States Judge Shira Scheindlin of the Southern District of New York. Together, those cases are denominated In re Initial Public Offering Securities Litigation, 21 MC 92(SAS). On April 19, 2002, a Consolidated Amended Complaint was filed alleging claims against Caliper and the individual defendants under Sections 11 and 15 of the Securities Act of 1933, and under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as well as Rule 10b-5 promulgated thereunder. The Consolidated Amended Complaint also names certain underwriters of Caliper’s December 1999 initial public offering of common stock as defendants. The Complaint alleges that these underwriters charged excessive, undisclosed commissions to investors and entered into improper agreements with investors relating to aftermarket transactions. The Complaint seeks an unspecified amount of money damages. Caliper and the other issuers named as defendants in the IPO Lawsuits moved on July 15, 2002, to dismiss all claims on multiple grounds. By Stipulation and Order dated October 9, 2002, the claims against Messrs. Milligan, Kisner and Knighton were dismissed without prejudice. On February 19, 2003, the Court granted Caliper’s motion to dismiss all claims against it. Plaintiffs were not given the right to replead the claims against Caliper. The time to appeal the dismissal has not yet expired. In March 2009, all of the plaintiffs, underwriters and issuers involved in this litigation entered into a new global settlement agreement, and in July 2009 notices of the proposed settlement were mailed to members of the plaintiff class.  This settlement agreement is still subject to approval by Judge Scheindlin, and will not be considered final until this approval is obtained.  The hearing for final approval of the settlement has been scheduled for September 10, 2009. The settlement agreement, if approved by Judge Scheindlin, will provide Caliper with a release of all claims against it, and will not require any payments from Caliper. The final resolution of this litigation is not expected to have a material impact on Caliper.

On January 23, 2009, Caliper filed a patent infringement suit against Shimadzu Corporation and its U.S. subsidiary, Shimadzu Scientific Instruments, Inc., in the United States District Court for the Eastern District of Texas. The complaint was promptly served upon Shimadzu’s U.S. subsidiary, and Caliper is in the process of serving the complaint on Shimadzu Corporation in Japan.  In this suit, Caliper alleges that Shimadzu’s MCE-202 MultiNA instrument system, which performs electrophoretic separations analysis of nucleic acids, infringes 11 different U.S. patents owned by Caliper. Shimadzu filed an answer to this complaint on March 24, 2009.  In its answer, Shimadzu denied infringement of any valid claim of any of the 11 patents asserted against Shimadzu by Caliper, and alleged that each patent asserted by Caliper is invalid and/or unenforceable.  Caliper filed its preliminary infringement contentions with the Court on February 10, 2009, and Shimadzu filed its preliminary invalidity contentions with the Court on July 23, 2009.  The Markman hearing for this case has not yet been scheduled by the Court.

On July 13, 2009, HandyLab, Inc., a private company based in Ann Arbor, Michigan, filed a complaint against Caliper in United States District Court for the Eastern District of Michigan, Southern Division, seeking declaratory judgment that either (i) HandyLab’s Raider™ and Jaguar™ systems and related consumable products do not infringe 13 patents owned or licensed by Caliper and/or (ii) the claims of the 13 patents identified in HandyLab’s complaint are invalid.  The complaint filed by HandyLab did not contain any other claims against Caliper.  On August 6, 2009, HandyLab and Caliper entered into a Standstill and Tolling Agreement pursuant to which the parties agreed to postpone the formal service of the complaint filed by HandyLab or the filing or commencement of new claims concerning HandyLab’s products or either party’s microfluidic technology for an agreed upon period of time while the parties discuss a potential licensing arrangement.

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

None.

Item 3.                                                  Defaults Upon Senior Securities

None.

Item 4.                                                  Submission of Matters to a Vote of Security Holders

Our 2009 Annual Meeting of Stockholders was held on June 2, 2009. There were present at the meeting, in person or represented by proxy, the holders of 42,317,869 shares of common stock. The matters voted on at the meeting and the votes cast were as follows:

1.               David W. Carter was elected to serve as a director of the Company to hold office until our 2012 Annual Meeting of Stockholders or until his successor is chosen and qualified. There were 31,928,529 shares of common stock voting in favor, and 9,794,855 shares of common stock for which votes were withheld.

E. Kevin Hrusovsky was elected to serve as a director of the Company to hold office until our 2012 Annual Meeting of Stockholders or until his successor is chosen and qualified. There were 41,713,550 shares of common stock voting in favor, and 9,834 shares of common stock for which votes were withheld.

Kathryn Tunstall was elected to serve as a director of the Company to hold office until our 2012 Annual Meeting of Stockholders or until her successor is chosen and qualified. There were 38,458,261 shares of common stock voting in favor, and 3,265,123 shares of common stock for which votes were withheld.

2.               The appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009 was ratified. There were 42,019,933 shares of common stock voting in favor, 285,455 shares of common stock voting against/withheld, and 12,481 shares of common stock abstaining with zero broker non-votes.

3.               Our 2009 Equity Incentive Plan was approved. There were 22,499,110 shares of common stock voting in favor, 13,768,247 shares of common stock voting against/withheld, 179,987 shares of common stock abstaining and 5,870,525 broker non-votes.

Following the meeting, our board of directors consists of Dr. Robert C. Bishop, Van Billet, David W. Carter, Allan L. Comstock, E. Kevin Hrusovsky, David Milligan, Ph.D. and Kathryn Tunstall.

Item 5.                                                  Other Information

None.

Item 6.                                                  Exhibits

Exhibit Number	Description of document

10.1	2009 Equity Incentive Plan. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on July 7, 2009, and incorporated herein by reference.

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

CALIPER LIFE SCIENCES, INC.

Date: August 7, 2009
	By:	/s/ E. KEVIN HRUSOVSKY
E. Kevin Hrusovsky
Chief Executive Officer and President

Date: August 7, 2009
	By:	/s/ PETER F. MCAREE
Peter F. McAree
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of document

10.1	2009 Equity Incentive Plan. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on July 7, 2009, and incorporated herein by reference.

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