Form 10-Q
period 2009-09-30
CALIPER LIFE SCIENCES INC
filed 2009-11-09
CIK 1014672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2009.

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

NUMBER OF SHARES OF COMMON STOCK OUTSTANDING ON October 31, 2009:  49,032,477

CALIPER LIFE SCIENCES, INC.

PART I. FINANCIAL INFORMATION

CALIPER LIFE SCIENCES, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share data)

Item 1.    Financial Statements

	September 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$24,180	$23,667
Marketable securities	2,340	3,034
Accounts receivable, net	23,698	27,396
Inventories	13,189	17,579
Prepaid expenses and other current assets	2,225	2,481
Total current assets	65,632	74,157
Property and equipment, net	9,656	10,735
Intangible assets, net	29,725	34,399
Goodwill	22,905	22,905
Other assets	731	882
Total assets	$128,649	$143,078
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,644	$8,377
Accrued compensation	7,376	5,175
Other accrued liabilities	10,073	9,725
Deferred revenue and customer deposits	12,816	14,284
Current portion of accrued restructuring	2,262	1,806
Borrowings under credit facility	14,900	14,900
Total current liabilities	52,071	54,267
Noncurrent portion of accrued restructuring	1,842	2,670
Other noncurrent liabilities	7,568	8,275
Deferred tax liability	1,128	1,128
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized, 49,029,978 and 48,596,233 shares issued and outstanding in 2009 and 2008, respectively	49	49
Additional paid-in capital	382,041	378,919
Accumulated deficit	(316,487)	(302,412)
Accumulated other comprehensive income	437	182
Total stockholders’ equity	66,040	76,738

Total liabilities and stockholders’ equity	$128,649	$143,078

See accompanying notes.

CALIPER LIFE SCIENCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
Product revenue	$20,952	$19,965	$60,760	$59,655
Service revenue	8,200	10,563	23,761	28,860
License fees and contract revenue	3,021	3,513	8,234	8,844

Total revenue	32,173	34,041	92,755	97,359

Costs and expenses:
Cost of product revenue	11,947	11,983	36,030	36,321
Cost of service revenue	5,393	6,590	16,431	19,134
Cost of license revenue	356	588	1,057	1,154
Research and development	4,221	4,953	13,406	15,526
Selling, general and administrative	10,786	10,256	33,235	36,945
Amortization of intangible assets	1,548	1,742	4,662	6,721
Restructuring charges, net	1,044	2,686	1,096	2,666

Total costs and expenses	35,295	38,798	105,917	118,467

Operating loss	(3,122)	(4,757)	(13,162)	(21,108)
Interest expense, net	(144)	(227)	(535)	(584)
Other expense, net	(85)	(411)	(202)	(92)

Loss before income taxes	(3,351)	(5,395)	(13,899)	(21,784)

Provision for income taxes	(26)	(1)	(176)	(229)

Net loss	$(3,377)	$(5,396)	$(14,075)	$(22,013)

Net loss per share, basic and diluted	$(0.07)	$(0.11)	$(0.29)	$(0.46)
Shares used in computing net loss per common share, basic and diluted	49,013	48,378	48,816	47,987

See accompanying notes.

CALIPER LIFE SCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended September 30,
	2009	2008
Operating activities
Net loss	$(14,075)	$(22,013)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	6,992	9,561
Stock-based compensation expense, net	2,916	2,988
Restructuring charges, net	1,096	2,666
Foreign currency exchange losses	229	120
Changes in operating assets and liabilities:
Accounts receivable	3,939	2,843
Inventories	4,547	(1,955)
Prepaid expenses and other current assets	367	(314)
Accounts payable and other accrued liabilities	(4,159)	(2,832)
Accrued compensation	2,092	(1,871)
Deferred revenue and customer deposits	(1,632)	1,640
Other noncurrent liabilities	(707)	1,346
Payments of accrued restructuring obligations, net	(1,453)	(2,187)

Net cash from operating activities	152	(10,008)

Investing activities
Purchases of marketable securities	(2,814)	(1,914)
Proceeds from sales of marketable securities	400	—
Proceeds from maturities of marketable securities	3,148	2,911
Other assets	66	(42)
Purchases of property and equipment	(1,230)	(2,720)
Deferred gain from divestiture of product lines	711	—

Net cash from investing activities	281	(1,765)

Financing activities
Borrowings under credit facility	17,500	4,000
Payments of credit facility	(17,500)	(2,000)
Proceeds from issuance of common stock	270	928

Net cash from financing activities	270	2,928

Effect of exchange rates on changes in cash and cash equivalents	(190)	(130)
Net increase (decrease) in cash and cash equivalents	513	(8,975)
Cash and cash equivalents at beginning of period	23,667	15,709

Cash and cash equivalents at end of period	$24,180	$6,734

See accompanying notes.

CALIPER LIFE SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

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

Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the full fiscal year or for any future periods. For example, the Company typically experiences higher revenue in the fourth quarter of its fiscal year due to spending patterns of its customers, and may realize significant periodic fluctuations in license and contract revenue depending on the timing and circumstances of underlying individual transactions.

Caliper currently operates in one business segment: the development and commercialization of life science instruments and related consumables and services for use in drug discovery and development and other life sciences research.

As shown in the consolidated financial statements, at September 30, 2009, Caliper has a total cash, cash equivalents and marketable securities balance of $26.5 million and an accumulated deficit of $316.5 million.  On March 6, 2009, Caliper entered into a Second Amended and Restated Loan and Security Agreement (the “Credit Facility”) with a bank. The accompanying financial statements assume that Caliper’s cash, cash equivalents and marketable securities balance at September 30, 2009, and access to available capital under its Credit Facility are sufficient to fund operations through at least November 30, 2010, which is the date of maturity of its Credit Facility, based upon its current operating plan. Caliper’s ability to fund its operations will depend on many factors, including particularly its ability to increase product and service sales, control margins and operating costs and maintain its borrowing capacity and compliance with the covenants of its Credit Facility. As more fully described in Note 8, the amount of available capital that Caliper is able to access under the Credit Facility at any particular time is dependent upon a borrowing base formula, which ultimately relies on the underlying performance of the business. The Credit Facility also contains certain rights which, if exercised by the lender, could result in any or all of the following: an acceleration of the maturity date of any outstanding debt, a reduction in borrowing capacity, and a termination of advances. If economic conditions worsen and Caliper’s business performance is not as strong as anticipated, then Caliper could experience an event of default or a reduction in its borrowing capacity under the Credit Facility, which if not cured to the bank’s satisfaction, could potentially have a material adverse impact on its ability to access capital under its Credit Facility in order to fund planned 2009 and 2010 operations. If such events were to occur, Caliper’s business would be adversely affected.

Caliper evaluates events and transactions that occur after the balance sheet date as potential subsequent events.  Caliper performed this evaluation through November 9, 2009, the date on which its financial statements were issued, and concluded that no such events exist.

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

Revenue Recognition

General Policy

Caliper recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable, and collectability is reasonably assured or probable, as applicable. Product revenue is recognized upon passage of title, which for the majority of sales occurs when goods are shipped under Caliper’s standard terms of “FOB origin.” Revenue associated with customer product purchases delivered under terms of “FOB destination” is deferred until the product is received by the customer. Revenues on shipments subject to customer acceptance provisions are recognized only upon customer acceptance provided all other revenue recognition criteria are met. In general, sales made by Caliper do not include general return rights or privileges. In the limited circumstance where a right of return exists, Caliper recognizes revenue when the right has lapsed. Based upon Caliper’s prior experiences, sales returns have not been significant and therefore a general provision for sales returns or other allowances is not recorded at the time of sale. Revenue from services offered by Caliper is generally recognized as the services are performed (or, as applicable, ratably over the contract service term in the case of annual maintenance contracts). Provision is made at the time of sale for estimated costs related to Caliper’s warranty obligations to customers.

Cash received from customers as advance deposits for undelivered products and services including contract research and development services, is recorded within customer deposits until revenue is recognized. Revenue related to annual maintenance contracts or other remaining undelivered performance obligations is deferred and recognized upon completion of the underlying performance criteria.

Product Revenue

Product revenue is recognized upon the shipment and transfer of title to customers and is recorded net of discounts and allowances. Revenues on shipments subject to customer acceptance provisions are recognized only upon customer acceptance provided all other revenue recognition criteria are met. Customer product purchases are generally delivered under standardized terms of “FOB origin” with the customer assuming the risks and rewards of product ownership at the time of shipping from Caliper’s warehouse. Revenue associated with customer product purchases delivered under terms of “FOB destination” is deferred until product is delivered to the customer. In accordance with Accounting Standards Update (ASU) No. 2009-13, Caliper defers the relative selling price of any elements that remain undelivered after product shipment and/or acceptance (as applicable), such as remaining services to be performed.

Service and Annual Maintenance Agreements

Caliper’s general policy is to recognize revenue on a proportional performance basis in accordance with defined contractual outputs.  The vast majority of services work that is performed (generally by Caliper’s Alliances and Discovery Services, “CDAS,” services group) is performed on a single deliverable or task order basis.   Service revenue is recognized as services are performed, typically using the proportional performance method based upon defined outputs or other reasonable measures as applicable, or ratably over the contract service term in the case of annual maintenance contracts. Customers may purchase optional warranty coverage during the initial standard warranty term and annual maintenance contracts beyond the standard warranty expiration. These optional service offerings are not included in the price Caliper charges customers for the initial product purchase. Under Caliper’s standard warranty, the customer is entitled to repair or replacement of defective goods. Software upgrades are not included in the standard warranty.

Licensing and Royalty

Revenue from up-front license fees is recognized when the earnings process is complete and no further obligations exist. If further obligations exist, the up-front license fee is recognized ratably over the obligation period. Royalties under licenses are recorded as earned in accordance with contract terms, when third-party results are reliably measured and collectability is reasonably assured.  Method patent licenses purchased by our commercial imaging customers are recognized ratably over the term of the license.

Contract Revenue

Revenue from contract research and development services is recognized as earned based on the performance requirements of the contract. Non-refundable contract fees; unless based upon time and materials, time and expense, or substantive milestones; are generally recognized using the proportional performance method.

Multiple Element Arrangements

Caliper’s revenue arrangements often include the sale of an instrument, consumables, software, service, technology licenses,

installation and training. Revenue arrangements may include one of these single elements, or may incorporate one or more elements in a single transaction or combination of related transactions.  During the third quarter of 2009, Caliper adopted the guidance of ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements, and ASU No. 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements which were ratified by the Financial Accounting Standards Board (FASB) Emerging Issues Task Force on September 23, 2009.  ASU No. 2009-13 affects accounting and reporting for all multiple-deliverable arrangements.  It also affects companies that are affected by the amendments of ASU No. 2009-14.

The amendments in the ASU No. 2009-14 provide that tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality are no longer within the scope of the software revenue guidance in Subtopic 985-605.  In addition, the amendments require that hardware components of a tangible product containing software components always be excluded from the software revenue guidance.

ASU No. 2009-13 establishes a selling price hierarchy for determining the selling price of a deliverable in a sale arrangement.  The selling price for each deliverable is based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence (“TPE”) if VSOE is not available, or estimated selling price if neither VSOE or TPE is available.  The amendments in this ASU eliminate the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method.  The relative selling price method allocates any discount in the arrangement proportionately to each deliverable on the basis of the deliverable’s selling price.

Caliper has elected to adopt these standards in the third quarter of 2009, both prospectively and effective beginning on January 1, 2009.  Caliper has concluded that adoption of these standards did not materially affect any of the quarterly periods of 2009.

Imaging Product Line

Caliper’s Imaging products typically contain the following elements: the imaging instrument, software, installation services, training services, post-contract support services (PCS), and for Caliper’s commercial customers, a method patent license. Prior to ASU 2009-14, Caliper accounted for these instruments under the software revenue recognition guidance as the software was determined to be more than incidental to the instrument. As a result of the adoption of ASU 2009-14, Caliper has concluded that the software functions together with the instrument to deliver the instrument’s essential functionality, and thus is no longer subject to the guidance of Subtopic 985-605. As such, Caliper now uses the guidance of ASC 605-25, as updated by ASU 2009-13, to allocate arrangement consideration to each element of the arrangement.

As required by ASU 2009-13, when allocating arrangement consideration, a determination of selling price must be made for each element of the arrangement.  Where VSOE exists for an element, Caliper has used VSOE as the selling price. Caliper generally and historically has demonstrated VSOE for installation services, training services, PCS, and its method patents. Caliper’s Imaging instruments are always delivered together with software. As such, VSOE does not exist for these elements. Caliper concluded that sufficient TPE does not exist to serve as a basis for determining selling price due to the unique and proprietary technologies offered in its products; however, Caliper has considered any TPE information that is available in its estimates of selling price.  As a result, Caliper has estimated the selling price of the combined Imaging instrument and software. In estimating selling prices, Caliper considers a number of factors including: Caliper’s pricing policies and objectives, information gathered from its experience in customer negotiations, market research and information, recent technological trends and innovation, the nature of any services purchased by the customer, and competitor pricing (where available).

Research Product Lines

Caliper’s Research products, which include microfluidic and automation offerings, typically contain the following elements: the instrument, software, installation services, training services and for Caliper’s microfluidic customers, the microfluidic chip.  Caliper uses the guidance of ASC 605-25, as updated by ASU 2009-13, to allocate arrangement consideration to each element of the arrangement.

As required by ASU 2009-13, when allocating arrangement consideration, a determination of selling price must be made for each element of the arrangement.  Where VSOE exists for an element, Caliper has used VSOE as the selling price. Caliper generally and historically has demonstrated VSOE for installation services, training services and its microfluidic chips. Caliper’s Research instruments and software are rarely sold separately. As such, VSOE does not exist for these elements. Caliper concluded that sufficient TPE does not exist to serve as a basis for determining selling price due to the unique and proprietary technologies offered in its products; however, Caliper has considered any TPE information that is available in its estimates of selling price.  Caliper has estimated the selling price of the combined Research instrument and software. In estimating selling prices, Caliper considers a number of factors including: Caliper’s pricing policies and objectives, information gathered from our experience in customer negotiations, market research and information, recent technological trends and innovation, the nature of any services purchased by the customer, and competitor pricing (where available).

Prior to the adoption of the new standards, Caliper allocated arrangement consideration associated with its Imaging and Research product lines to the various elements using the residual method which was required under the previous literature. This required Caliper to allocate VSOE to all of the undelivered elements, with the remaining arrangement consideration, including any discounts on the transaction, getting allocated to the delivered elements. The new standards do not allow the use of the residual method, and require arrangement consideration to be allocated to all of the elements based on their relative selling prices. For Caliper’s arrangements, this typically results in an increase in the revenue that Caliper recognizes when it delivers an instrument, the magnitude of which is affected by the size of the discount.

Fair Values of Assets and Liabilities

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

On September 30, 2009, Caliper’s investments were valued in accordance with the fair value hierarchy as follows (in thousands):

	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Money market funds	$7,639	$7,639	$—	$—
Commercial paper	—	—	—	—
U.S. corporate notes and bonds	614	—	614	—
U.S. treasury bills	1,699	—	1,699	—
Total	$9,952	$7,639	$2,313	$—

Investments are generally classified as Level 1 or Level 2 because they are valued using quoted market prices, broker or dealer quotations, market prices received from industry standard pricing data providers or alternative pricing sources with reasonable levels of price transparency.  Investments in U.S. Treasury Securities and overnight Money Market Mutual Funds have been classified as Level 1 because these securities are valued based upon quoted prices in active markets or because the investments are actively traded.

As of September 30, 2009, Caliper’s cash and available for sale securities of $26.5 million all have contracted maturities of less than one year.  In addition, none of Caliper’s securities were in an unrealized loss position as of September 30, 2009.

Income Taxes

Caliper accounts for income taxes and uncertainty in income taxes recognized in financial statements in accordance with FASB ASC 740, Income Taxes.   ASC 740 prescribes a comprehensive model for the recognition, measurement, and financial statement disclosure of uncertain tax positions. Unrecognized tax benefits are the differences between tax positions taken, or expected to be taken, in tax returns, and the benefits recognized for accounting purposes pursuant to ASC 740. Caliper classifies uncertain tax positions as short-term liabilities within accrued expenses.  During the nine-month period ended September 30, 2009 and 2008, Caliper’s tax provisions primarily relate to foreign taxes in jurisdictions where its wholly-owned subsidiaries are profitable.

Goodwill

Caliper performs a test for the impairment of goodwill annually following the related acquisition, or more frequently if events or circumstances indicate that goodwill may be impaired. Because Caliper has a single operating segment, which is the sole reporting unit, Caliper performs this test by comparing the fair value of Caliper with its carrying value, including goodwill. If the fair value exceeds the carrying value, goodwill is not impaired. If the book value exceeds the carrying value, Caliper would calculate the potential impairment loss by comparing the implied fair value of goodwill with the book value of goodwill. If the implied fair value of goodwill is less than the book value, an impairment charge would be recorded equal to the difference. Caliper recorded a goodwill impairment charge of $43.4 million in 2008 which is described in Note 7 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 13, 2009.

As of September 30, 2009, Caliper analyzed its goodwill for indicators of impairment, and concluded that there were none.

Recent Accounting Pronouncements

In November 2007, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 07-1 (“EITF No. 07-1”), Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property.    EITF No. 07-1 requires collaborators in such an arrangement to present the result of activities for which they act as the principal on a gross basis and report any payments received from (or payments made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. Caliper adopted EITF No. 07-1 during the first quarter of 2009.  This standard has subsequently been codified under FASB ASC Topic 620. The effect of adoption did not have a material impact on Caliper’s financial statements and therefore did not require retroactive application as Caliper’s collaborative agreements do not incorporate such revenue- and cost-sharing arrangements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. This Standard will require an acquiring company to measure all assets acquired and liabilities assumed, including contingent considerations and all contractual contingencies, at fair value as of the acquisition date. In addition, an acquiring company is required to capitalize In-Process Research and Development and either amortize it over the life of the product, or write it off if the project is abandoned or impaired. The Standard is effective for transactions occurring on or after January 1, 2009.  Caliper will apply the disclosure provisions as appropriate in future filings.  This standard has subsequently been codified under FASB ASC 820.

In April 2009, the FASB issued Staff Position No. 107-1 (“FSP FAS 115-2”) and APB 28-1, Interim Disclosures About Fair Value of Financial Instruments, effective for interim and annual periods ending after June 15, 2009. FSP FAS 115-2 requires fair value disclosures of financial instruments on a quarterly basis, as well as new disclosures regarding the methodology and significant assumptions underlying the fair value measures and any changes to the methodology and assumptions during the reporting period. Caliper will apply the disclosure provisions as appropriate in future filings. These standards have subsequently been codified under FASB ASC Topic 825.

In April 2009, the FASB issued Staff Position No. 115-2 (“FSP FAS 115-2”) and Staff Position No. 124-2 (“FSP FAS 124-2”), Recognition and Presentation of Other-Than-Temporary Impairments, which amends the other-than-temporary impairment guidance for debt and equity securities. FSP FAS 115-2 and FSP FAS 124-2 shall be effective for interim and annual reporting periods ending after June 15, 2009.  These standards have subsequently been codified under FASB ASC Topic 320. Caliper believes that adoption will not have a material impact on its results of operations, financial position or cash flows.

In April 2009, the FASB issued FSP Issue No. FAS No. 157-4 (“FSP FAS 157-4”), Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are not Orderly. FSP FAS No. 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157. FSP No. 157-4 is effective for reporting periods ending after June 15, 2009.  This standard has subsequently been codified under FASB ASC Topic 820.  Caliper believes that adoption will not have a material impact on its results of operations, financial position or cash flows.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events.  SFAS No. 165 provides authoritative accounting literature for the evaluation and disclosure of subsequent events.  SFAS No. 165 is effective for reporting periods ending after June 15, 2009.  Caliper believes that adoption will not have a material impact on its results of operations, financial position or cash flows. This standard has subsequently been codified under FASB ASC Topic 855.

Effective July 1, 2009, the FASB issued accounting guidance which establishes the FASB Accounting Standards Codification (the “Codification”) as the sources of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  All guidance contained in the Codification carries an equal level of authority.  The Codification superseded all existing non-SEC accounting and reporting standards.  All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative.  The Codification does not change GAAP and did not impact the Company’s financial position or results of operations.

2.  Product Line Divestitures

PDQ Product Line Divestiture

On October 29, 2008, Caliper entered into an Asset Sale and Purchase Agreement (the “Purchase Agreement”) with Sotax Corporation (“Sotax”), a Virginia corporation and a privately-owned subsidiary of SOTAX Holding A.G. based in Switzerland. The Purchase Agreement provided for the sale of Caliper’s Pharmaceutical Development and Quality (“PDQ”) product line to Sotax for a purchase price of approximately $15.8 million, including $13.8 million in cash together with certain assumed liabilities upon closing which were approximately $2.0 million (the “Purchase Price”). In addition, $1.0 million of the Purchase Price was placed into an escrow account until the first anniversary of November 10, 2008, the closing date. The escrow secures Caliper’s indemnification obligations to Sotax, if any, under the Purchase Agreement. The Purchase Agreement also contains representations, warranties and indemnities that are customary in asset sale transactions. Caliper realized approximately $12.6 million in net cash proceeds from the sale of its PDQ product line upon closing, after the escrow account deposit and transaction expenses. As part of this transaction, Caliper sold approximately $0.5 million in net assets, which consisted primarily of inventory net of deferred revenue and accrued expenses. Caliper recorded a $1.4 million gain on the sale of the PDQ product line based upon the net proceeds in excess of total divested net assets, which included $10.5 million of goodwill that was allocated to the product line on a relative fair value basis.  During the nine months ended September 30, 2008 there was $7.2 million in revenue attributable to the PDQ product line in the accompanying statement of operations.

In September 2009, approximately $0.7 million was released to Caliper from escrow after the parties reached agreement related to indemnification claims made by Sotax in connection with the Purchase Agreement.  Caliper has deferred the gain related to these proceeds until the first anniversary date of the closing, which is November 10, 2009.  Assuming there are no additional claims made by Sotax, this amount will be recorded as a gain on the sale of the PDQ product line within other income during the fourth quarter of 2009.

AutoTrace Product Line Divestiture

On November 10, 2008, Caliper entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Dionex Corporation (“Dionex”), a publicly traded Delaware corporation. The Asset Purchase Agreement provided for the sale of Caliper’s AutoTrace product line to Dionex for a purchase price of approximately $5.0 million. As part of this transaction, Caliper sold approximately $0.3 million in net assets, which consisted primarily of inventory, net of deferred revenue and accrued expenses. Caliper recorded a $0.7 million gain on the sale of the AutoTrace product line based upon the net proceeds in excess of total divested net assets, which included $3.8 million of goodwill that was allocated to the product line on a relative fair value basis. During the nine months ended September 30, 2009 and 2008 there was $0.3 million and $2.0 million, respectively, in revenue attributable to the AutoTrace product line in the accompanying statement of operations.  The $0.3 million of 2009 revenue included remaining revenues associated with the transition services arrangement that ended during the first quarter of 2009.

3. Inventories

Inventories are stated at the lower of cost (determined on a first-in, first-out basis, or “FIFO”) or market. Amounts are relieved from inventory and recognized as a component of cost of sales on a FIFO basis. Inventories consist of the following (in thousands):

	September 30, 2009	December 31, 2008
Raw material	$6,754	$10,173
Work-in-process	599	907
Finished goods	5,836	6,499
Inventories	$13,189	$17,579

4. Intangibles

Intangibles, net, consist of the following assets acquired in connection with previous business combinations (in thousands):

	September 30, 2009	December 31, 2008
Core technologies	$19,298	$21,893
Developed and contract technologies	4,400	5,884
Customer contracts, lists and relationships	3,129	3,724
Trade names	2,898	2,898
	$29,725	$34,399

5. Warranty Obligations

Caliper provides for estimated warranty expenses as a component of cost of revenue at the time product revenue is recognized.  Caliper offers a one-year limited warranty on most products, which is included in the selling price. Caliper’s standard limited warranty covers repair or replacement of defective goods, a preventative maintenance visit on certain products, and telephone-based technical support. Factors that affect Caliper’s warranty liability include the number of installed units, historical and anticipated rates of warranty claims, and cost per claim. Caliper periodically assesses the adequacy of its recorded warranty liabilities and adjusts amounts as necessary.

Changes in Caliper’s warranty obligation are as follows (in thousands):

	Nine Months Ended September 30,
	2009	2008
Balance at beginning of period	$1,362	$1,684
Warranties issued during the period	1,365	1,177
Settlements made during the period	(1,144)	(1,224)
Balance at end of period	$1,583	$1,637

6. Comprehensive Loss

Comprehensive loss is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net loss	$(3,377)	$(5,396)	$(14,075)	$(22,013)
Unrealized gain (loss) on marketable securities	3	(74)	40	(86)
Foreign currency translation gain (loss)	93	(327)	215	(79)

Comprehensive loss	$(3,281)	$(5,797)	$(13,820)	$(22,178)

7. Accrued Restructuring Costs

Caliper’s accrued restructuring costs as of September 30, 2009 were comprised of future contractual obligations pursuant to facility operating leases covering certain idle space as further described below.  The following table summarizes changes in accrued restructuring obligations during the nine months ended September 30, 2009 (in thousands):

Total
Balance, December 31, 2008	$4,476
Restructuring charge	1,017
Adjustments to estimated obligations	(8)
Interest accretion	72
Payments	(1,453)
Balance, September 30, 2009	4,104

The remaining facility obligations are payable as follows (in thousands):

Years Ended December 31:
2009 (remainder of fiscal year)	$550
2010	2,025
2011	861
2012	540
2013	508
Thereafter	190
Total minimum payments	4,674
Less: Amount representing interest	570
Present value of future payments	4,104
Less: Current portion of obligations	2,262
Non-current portion of obligations	$1,842

The restructuring obligations reflected above resulted from the following actions:

During the first quarter of 2008, Caliper initiated the consolidation of its West Coast business operations to reduce overall facility costs and improve productivity and effectiveness of its research and development spending. The consolidation plan entailed abandoning approximately 36,500 square feet of space in Mountain View, California, which was completed in September 2008. This partial facility abandonment was accounted for in accordance with FASB ASC 420, Accounting for Costs Associated with Exit or Disposal Activities, pursuant to which Caliper recorded a liability equal to the fair value of the remaining lease payments as of the cease-use date. Fair value was determined based upon the discounted present value of remaining lease rentals (using a discount rate of 5.5%) for the space no longer occupied, considering future estimated sublease income, estimated broker fees and required tenant improvements. Caliper calculated the fair value as $4.6 million and recorded this amount within restructuring charges in the second half of fiscal 2008.  The lease term expires November 30, 2013.

In July 2009, Caliper abandoned approximately 19,000 square feet at its Hopkinton, Massachusetts facilities.  This facility consolidation was enabled as the result of the product line divestitures completed in the fourth quarter of 2008 and continued efforts to reduce operating costs.  Caliper recorded a restructuring charge of approximately $1.0 million related to this action in the third quarter of 2009.  Caliper has accounted for this restructuring activity in accordance with FASB ASC 420, pursuant to which Caliper has recorded a liability equal to the fair value of the remaining lease payments as of the cease-use date.  Fair value was determined based upon the discounted present value of remaining lease payments (using a discount rate of 6.5%), considering future estimated sublease income, estimated broker fees and required tenant improvements.  The lease term expires on December 31, 2015.

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

The Credit Facility includes customary lending and reporting covenants, including certain financial covenants regarding Caliper’s required levels of liquidity and earnings that are tested as of the last day of each quarter.  As of September 30, 2009, Caliper was in compliance with its covenants.  The Credit Facility also includes a net liquidity clause.  Under this clause, if Caliper’s total cash, cash equivalents and marketable securities, held at the bank, net of debt outstanding under the Credit Facility, are less than $0.5 million (the “Net Liquidity Limit”), the bank will apply all of Caliper’s accounts receivable collections, received within its lockbox arrangement with the bank, to the outstanding principal.  Such amounts would be eligible to be re-borrowed by Caliper subject to the borrowing base limit.

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

Outstanding obligations under the Credit Facility were $14.9 million as of September 30, 2009.  The Credit Facility is classified as short-term consistent with Caliper’s intent to utilize the Credit Facility to fund operations and working capital needs on a revolving loan basis, including the mechanics of the Net Liquidity Limit described above.  Interest is due monthly and has ranged from 4.5% to 7.5% in 2009 and 2008.

9. Legal Proceedings

Commencing on June 7, 2001, Caliper and three of its then officers and directors (David V. Milligan, Daniel L. Kisner and James L. Knighton) were named as defendants in three securities class action lawsuits filed in the United States District Court for the Southern District of New York. The cases have been consolidated under the caption, In re Caliper Technologies Corp. Initial Public Offering Securities Litigation, 01 Civ. 5072 (SAS) (GBD). Similar complaints were filed against approximately 300 other public companies that conducted initial public offerings of their common stock during the late 1990s (the “IPO Lawsuits”). On August 8, 2001, the IPO Lawsuits were consolidated for pretrial purposes before United States Judge Shira Scheindlin of the Southern District of New York. Together, those cases are denominated In re Initial Public Offering Securities Litigation, 21 MC 92(SAS). On April 19, 2002, a Consolidated Amended Complaint was filed alleging claims against Caliper and the individual defendants under Sections 11 and 15 of the Securities Act of 1933, and under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as well as Rule 10b-5 promulgated thereunder. The Consolidated Amended Complaint also names certain underwriters of Caliper’s December 1999 initial public offering of common stock as defendants. The Complaint alleges that these underwriters charged excessive, undisclosed commissions to investors and entered into improper agreements with investors relating to aftermarket transactions. The Complaint seeks an unspecified amount of money damages. Caliper and the other issuers named as defendants in the IPO Lawsuits moved on July 15, 2002, to dismiss all claims on multiple grounds. By Stipulation and Order dated October 9, 2002, the claims against Messrs. Milligan, Kisner and Knighton were dismissed without prejudice. On February 19, 2003, the Court granted Caliper’s motion to dismiss all claims against it. Plaintiffs were not given the right to replead the claims against Caliper. In March 2009, all of the plaintiffs, underwriters and issuers involved in this litigation entered into a new global settlement agreement.  The hearing for final approval of the settlement was held on September 10, 2009. On October 5, 2009, Judge Scheindlin issued her opinion and order approving the settlement agreement. When Judge Scheindlin’s order becomes final, the settlement will provide Caliper with a release of all claims against it, and will not require any payments from Caliper. The final resolution of this litigation is not expected to have a material impact on Caliper.

On January 23, 2009, Caliper filed a patent infringement suit against Shimadzu Corporation and its U.S. subsidiary, Shimadzu Scientific Instruments, Inc., in the United States District Court for the Eastern District of Texas. The complaint was promptly served upon Shimadzu’s U.S. subsidiary, and subsequently served on Shimadzu Corporation in Japan.  In this suit, Caliper alleges that Shimadzu’s MCE-202 MultiNA instrument system, which performs electrophoretic separations analysis of nucleic acids, infringes 11 different U.S. patents owned by Caliper. In its answer to this complaint, Shimadzu denied infringement of any valid claim of any of the 11 patents asserted against Shimadzu by Caliper, and alleged that each patent asserted by Caliper is invalid and/or unenforceable.   Caliper filed its preliminary infringement contentions with the Court on February 10, 2009, and Shimadzu filed its preliminary invalidity contentions with the Court on July 23, 2009.  The Markman hearing for this case has been scheduled by the Court to be held in May 2010.

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

10. Stock-Based Compensation, Options and Restricted Stock Activity and Net Loss per Weighted Average Common Share Outstanding

Stock-Based Compensation

Caliper recognizes all share-based payments, including grants of stock options, in the income statement as an operating expense, based on their fair values. Caliper estimates the fair value of each option award on the date of grant using a Black-Scholes-Merton based option-pricing model.

Stock-based compensation expense is included within costs and expenses as follows (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
Cost of product revenue	$86	$77	$245	$242
Cost of service revenue	31	21	75	63
Research and development	144	116	439	304
Selling, general and administrative	751	777	2,157	2,379
Total	$1,012	$991	$2,916	$2,988

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

As of September 30, 2009, an aggregate of 10,530,438 shares of the Company’s common stock were subject to outstanding awards previously granted under the Existing Plans. To the extent that any of these awards terminate, expire or lapse, the shares subject to such terminated awards will not become available for issuance under either the Existing Plans or the 2009 Equity Incentive Plan.  No new equity awards will be made under the Existing Plans.

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

	Nine Months Ended September 30,
	2009	2008
Expected volatility (%)	75-91	40-47
Risk-free interest rate (%)	1.60-1.95	2.24-3.53
Expected term (years)	3.4-4.5	3.4-4.2
Expected dividend yield (%)	—	—
Weighted average grant date fair value	$0.55	$1.27

Options and Restricted Stock Activity

A summary of stock option and restricted stock activity under the Plans as of September 30, 2009, and changes during the nine months then ended is as follows:

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)

Outstanding at December 31, 2008	7,666,461	$5.45	6.35	$567
Granted	1,635,754	1.33	—	—
Exercised	(27,854)	0.97	—	7
Canceled	(961,918)	4.66	—	—
Outstanding at September 30, 2009	8,312,443	$4.74	6.66	$2,515
Exercisable at September 30, 2009	5,165,118	$5.90	5.34	$21
Vested and expected to vest at September 30, 2009	8,161,937	$4.78	6.62	$3,284

Restricted Stock Units	Shares	Weighted Average Grant Date Fair Market per Share Value
Outstanding and non-vested at December 31, 2008	601,720	$5.01
Granted	1,848,570	0.84
Vested	(209,763)	5.02
Cancelled	(22,532)	3.63
Outstanding and non-vested at September 30, 2009	2,217,995	1.55

The total fair value of restricted stock that vested during the nine months ended September 30, 2009 was approximately $1.1 million.  As of September 30, 2009, there was $5.1 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average remaining service (vesting) period of approximately 2.1 years.

Common Shares Outstanding

During the nine months ended September 30, 2009, Caliper issued 433,745 shares of common stock as a result of purchases under Caliper’s employee stock purchase plan, and activity related to options and vesting of restricted stock.

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

The weighted average number of shares used to compute both basic and diluted net loss per share consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Basic and diluted	49,013	48,378	48,816	47,987

Anti-dilutive common stock equivalents excluded from calculation of diluted net loss per share (prior to the application of the treasury stock method)	16,704	14,753	16,704	14,753

Item 2.                                                         Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of September 30, 2009 and for the three and nine months ended September 30, 2009 should be read in conjunction with our financial statements included in this Quarterly Report on Form 10-Q and Management’s Discussion and Analysis of Financial Condition and Results of Operations and our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 13, 2009.

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

Third Quarter Overview

Our revenues during the three months ended September 30, 2009 were $32.2 million compared to $34.0 million for the three months ended September 30, 2008, the latter of which included $3.0 million of revenue from product lines that were divested in the fourth quarter of 2008.  Foreign currency translation movements occurring within the three months ended September 2009 had an immaterial impact on total revenues.

The table below provides a reconciliation of our GAAP basis revenue to pro forma revenue results for the quarters ended September 30, 2009 and 2008, after giving effect to our divestures of the PDQ and AutoTrace product lines during the fourth quarter of 2008. We believe this is a useful measure in evaluating revenue performance between comparative periods; however, these non-GAAP comparisons are not intended to substitute for GAAP financial measures.

	Quarter Ended September 30,
			Non-GAAP Adjustments (1)					Non-
	GAAP		(in thousands)		Non-GAAP		GAAP	GAAP
	2009	2008	2009	2008	2009	2008	% Chg	% Chg(2)

Research	$15,708	$17,684	$—	$(3,002)	$15,708	$14,682	(11)%	7%
Imaging	12,189	10,592	—	—	12,189	10,592	15%	15%
Services (CDAS)	4,276	5,765	—	—	4,276	5,765	(26)%	(26)%
Total revenue	$32,173	$34,041	$—	$(3,002)	$32,173	$31,039	(5)%	4%

(1)

For purposes of comparing growth rates for each of the three principal areas of our business, the above non-GAAP table reconciliations exclude revenues related to the PDQ and AutoTrace product lines divested in November 2008. We anticipate no further revenue from either of the former PDQ or AutoTrace product lines in 2009.

(2)

Currency effects, which are not reflected in the column percentages in the above table, were unfavorable by 2% pertaining to our Imaging strategic business units, but had an immaterial impact on total revenues for the period.

Revenue Highlights by Strategic Business Unit

Research revenues (excluding revenue of divested product lines), which are comprised primarily of microfluidics and laboratory automation products and services, increased by 7% on a non-GAAP basis to $15.7 million during the third quarter of 2009 from $14.7 million during the third quarter of 2008.  Overall Research growth was primarily attributable to sales of our proprietary LabChip GX instrument, continued growth in revenues from microfluidic consumables (chips, kits and reagents), and increased sales of our Zephyr liquid handling instrument. Demand in the case of each of these principal growth areas is attributable, we believe, to the differentiated capabilities of our products for use in various molecular biology research application areas, such as protein characterization.

Imaging revenues increased by 15% (or 17% before negative foreign currency effects) to $12.2 million during the third quarter of 2009 from $10.6 million during the third quarter of 2008.  Imaging growth was driven by continued strong global demand for our IVIS instruments and accessories, reagents and services which are used to profile molecular biology conditions or events in small living mammals, primarily mice, or cells.

CDAS revenues decreased by 26% to $4.3 million during the third quarter of 2009 from $5.8 million during the third quarter of 2008. The net decrease resulted from the completion of a government services contract which ended in 2008, and the timing of project task orders under our ongoing contract with the Environmental Protection Agency (EPA) under its ToxCast screening program.  These revenue decreases were partially offset by commercial service revenue growth related to both in vitro and in vivo profiling services.

Third Quarter Financial Performance

Total gross margin increased by approximately 1% during the third quarter of 2009 compared to the same period in 2008 primarily due to improved product margins of 43%, which were driven primarily by a favorable mix of material cost reductions achieved with respect to increased sales volumes and strategic sourcing initiatives related to several of our product lines, for example our IVIS and LabChip GX instruments.

Operating expenses (research and development plus selling, general and administrative expenses) decreased by 1% to $15.0 million during the third quarter of 2009 from $15.2 million in the third quarter of 2008.  This reduction included $0.7 million of research and development expense reduction resulting from streamlining and cost-reduction initiatives implemented throughout 2008, offset by a $0.5 million increase in selling, general and administrative expenses which was primarily related to a $1.0 million credit within the third quarter of 2008.  This one-time credit related to the mediated settlement of prior litigation matters.

Net loss narrowed by $2.0 million, or 37%, to $3.4 million ($0.07 per share) during the third quarter of 2009 from $5.4 million ($0.11 per share) during the third quarter of 2008.  The overall reduction in net loss reflected the benefit of cost reductions implemented in 2008 to coincide with our strategic reconfiguration around our high growth proprietary products and services.

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

During the third quarter of 2009, Caliper adopted the guidance of ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements, and ASU No. 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements which were ratified by the Financial Accounting Standards Board (FASB) Emerging Issues Task Force on September 23, 2009.  The adoption of these ASU’s is more fully discussed in Note 1 to the accompanying financial statements.

The above ASUs are effective for transactions entered into or materially modified on or after June 15, 2010.  Early adoption is permitted, but the standards must be adopted for the entire fiscal year in which they are adopted.  Caliper has elected to adopt these standards in the third quarter of 2009, both prospectively and effective beginning on January 1, 2009.   Caliper has concluded that adoption of these standards did not materially affect any of the quarterly periods of 2009.

Results of Operations for the Three and Nine Months Ended September 30, 2009

Operating results for the nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For example, we typically experience higher revenues in the fourth quarter of our fiscal year as a result of the capital spending patterns of our customers.

Revenue

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(In thousands)	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change
Product revenue	$20,952	$19,965	$987	5%	$60,760	$59,655	$1,105	2%
Service revenue	8,200	10,563	(2,363)	(22)%	23,761	28,860	(5,099)	(18)%
License fees and contract revenue	3,021	3,513	(492)	(14)%	8,234	8,844	(610)	(7)%

Total Revenues	$32,173	$34,041	$(1,868)	(5)%	$92,755	$97,359	$(4,604)	(5)%

Product Revenue.    Product revenue increased $1.0 million during the three months ended September 30, 2009, compared to the same period in 2008, or $2.6 million with respect to our current product offerings (i.e., excluding $1.6 million of revenue attributed to divested product lines carried in the third quarter of 2008 which we subsequently divested).  Of the $2.6 million increase in current product offering revenues, $1.2 million was related to Imaging product sales compared to the third quarter of 2008 which was based upon a 10% increase in IVIS instrument unit placements and a 17% increase in reagent sales related to the IVIS product lines. The IVIS instrument product mix during the third quarter of 2009 was more heavily comprised of IVIS Spectrum and Kinetic instruments which resulted in a higher average selling price of total units sold.  The remaining $1.4 million in current product offering revenue increase resulted primarily from microfluidic product revenues which increased by $1.0 million, or 21% overall compared to the third quarter of 2008 and a $0.4 million increase in automation product revenues.   The net increase in microfluidic revenues was comprised of a $0.9 million increase in sales of our LabChip GX instruments and a $0.6 million increase in microfluidic consumables (chips, kits and reagents) sales, offset in part by a $0.7 million decrease in sales of our EZ Reader platform resulting from six fewer instrument placements within the quarter.  The net increase in automation product revenues during the three months ended September 30, 2009, compared to the same period in 2008, was primarily due to a $0.6 million increase in Zephyr liquid handling instruments due to an 8 unit increase in placements, offset by a $0.4 million decrease in revenue from sales of our Staccato Automated Workstations and liquid handling parts and accessories sales.

Product revenue increased by $1.1 million during the nine months ended September 30, 2009, compared to the same period in 2008, or $6.1 million with respect to our current product offerings (i.e., excluding $5.0 million of revenue attributed to divested product lines carried in the nine months ended 2008 which we subsequently divested).  Of the $6.1 million increase in current product offering revenues, $3.6 million, or 17%, was related to Imaging product sales compared to the nine months ended September 30, 2008.  The Imaging product sales increase was due to a 10% increase in IVIS instrument placements as well as a 24% increase in reagent sales related to the IVIS product lines. The increase in product revenues also included a $2.5 million, or 8%, increase in Research product sales compared to the first nine months of 2008.  The Research product sales increase was comprised of an increase in microfluidic product revenues of $4.5 million, or 39%, while automation product revenues decreased by $2.0 million, or 9%.  The increase in microfluidic revenues during the nine months ended September 30, 2009, compared to the same period in 2008, was primarily due to (a)  a $1.9 million increase in sales of our LabChip GX instruments which was driven by an increase in instrument placements, which were 76 units in 2009, compared to 36 units within the prior period; (b) a $0.8 million increase in sales of our EasyReader platform, which was a result of continued adoption of our ProfilerPro plates for rapid kinase profiling; and (c) continued growth in revenues from microfluidic consumables (chips, kits and reagents) within our direct sales channel, which increased by $1.8 million, or 64%, within the period.  The decrease in automation product revenues during the nine months ended September 30, 2009, compared to the same period in 2008, was primarily due to (a) a $2.3 million decrease in revenue from sales of our Staccato Automated Workstation instruments, which was primarily as a result of a specific sale in 2008 that resulted in $1.4 million in product revenues within the 2008 period; and (b) $0.5 million in reduced instrument sales of our TurboVap product line primarily within our European distribution channel; offset in part by a $0.6 million increase in sales of our Zephyr liquid handling instrument and a $0.2 million increase in sales of our RapidTrace instrument.

Service Revenue.   Service revenue decreased during the three and nine months ended September 30, 2009, compared to the same period in 2008, primarily from $1.3 million and $3.7 million, respectively, in service contract and billable revenue that was previously associated with the divested PDQ and AutoTrace product lines.  During the three months ended September 30, 2009, the remaining service revenue decline of $1.1 million consisted of a $1.4 million decrease in CDAS service revenues due principally to lower government contract revenues from our ongoing contract with the EPA for its ToxCast screening program, offset by a $0.3 million increase in all other instrument-related services, which is mainly attributable to our growing installed base of our IVIS and LabChip instruments.

During the nine months ended September 30, 2009, the service revenue decline was comprised of the aforementioned decrease related to divested product lines of $3.7 million together with a $1.9 million decrease in CDAS service revenues, partially offset by a $0.5 million increase in all other instrument-related services, primarily attributable to our IVIS instrument installed base. CDAS service revenues were down on a net basis in the nine months ended September 30, 2009, as compared to the same period in 2008, due to a $3.2 million decline in in vitro government contract services and a $0.6 million decline in other in vitro services.   These declines were partially offset by an increase in all other CDAS service revenues including a $0.3 million increase in in vivo corporate services primarily from phenotyping revenue related to a single customer contract that experienced contractual delays in 2008, and $1.6 million related to new in vitro screening contracts with a single customer.

License Fees and Contract Revenue.    License fees and contract revenue decreased during the three months ended September 30, 2009, compared to the same period in 2008, primarily from a decrease in microfluidic license revenue milestones of $0.9 million which occurred in the third quarter of 2008, partially offset by new license revenues of $0.3 million and a $0.1 million increase in funding from a collaborative partner.   License fees and contract revenue decreased during the nine months ended September 30, 2009, compared to the same period in 2008, primarily from a $0.5 million decrease in government grant revenues and a $0.3 million decrease in microfluidic contract and license revenues, but were offset in part by a $0.2 million increase in Imaging license revenues.

Costs of Revenue

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(In thousands)	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change
Product	$11,947	$11,983	$(36)	—%	$36,030	$36,321	$(291)	(1)%
Service	5,393	6,590	(1,197)	(18)%	16,431	19,134	(2,703)	(14)%
License	356	588	(232)	(39)%	1,057	1,154	(97)	(8)%
Total Costs	$17,696	$19,161	$(1,465)	(8)%	$53,518	$56,609	$(3,091)	(5)%

Cost of Product Revenue.    Cost of product revenue decreased during the three months ended September 30, 2009, compared to the three months ended September 30, 2008, primarily as a result of a 2.0% reduction in material costs as a percentage of sales resulting from more favorable product mix sales as well as reductions in warranty charges, and reduced charges for obsolete inventory within the period.

Cost of product revenue decreased slightly during the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008, as a result of a 0.8% reduction in material cost spending, as a percentage of sales, resulting from favorable product mix changes and a $0.3 million decrease in overall manufacturing spending comprised primarily of reduced labor costs incurred with respect to manufacturing operations.  These decreases were partially offset by an increase in warranty parts, inventory provisions and other variable manufacturing costs, as a percentage of sales, by approximately 14%, or $0.6 million.

Cost of Service Revenue.    Cost of service revenue decreased during the three and nine months ended September 30, 2009, as compared to the same periods in 2008, primarily due to personnel reductions resulting from divested product lines and the strategic business unit consolidation we implemented in the third quarter of 2008.  In addition, during the nine months ended September 30, 2009, cost of service revenue decreased by $0.8 million related to reduced spending within our in vitro services business primarily related to improved pricing and reduced purchases of materials.

Cost of License Revenue.    Cost of license revenue decreased during the three and nine months ended September 30, 2009, compared to the same periods in 2008, due primarily to the decrease in non-recurring microfluidic license revenues which carry a royalty obligation to certain third parties.

Gross Margins.    Gross margin on product revenue was 43% for the three months ended September 30, 2009, which was an improvement of 3%, compared to the same period in 2008.  The improvement was driven by favorable product mix (i.e., instruments with lower cost relative to average selling price) and the benefit of volume leverage of fixed costs and ongoing sourcing initiatives to lower our material costs.  Gross margin on service revenue was 34% for the three months ended September 30, 2009, as compared to 38% for the same period in 2008. This decreased service margin resulted primarily from lower in vitro government services revenues within our CDAS unit.

Gross margin on product revenue was 41% for the nine months ended September 30, 2009, which was an improvement of 2%, compared to the same period in 2008, also driven by the favorable mix and volume leverage discussed above.  Gross margin on service revenue was 31% for the nine months ended September 30, 2009, as compared to 34% for the same period in 2008. This decreased service margin resulted primarily from the reduced leverage within the CDAS in vitro services business during the first nine months of 2009.  This decrease was partly offset by reduced service costs within the instrument services business, as a result of the strategic business unit realignment in 2008, and other cost reduction initiatives.

Expenses

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change
	(In thousands)
Research and development	$4,221	$4,953	$(732)	(15)%	$13,406	$15,526	$(2,120)	(14)%
Selling, general and administrative	10,786	10,256	530	5%	33,235	36,945	(3,710)	(10)%
Amortization of intangible assets	1,548	1,742	(194)	(11)%	4,662	6,721	(2,059)	(31)%
Restructuring charges, net	1,044	2,686	(1,642)	(61)%	1,096	2,666	(1,570)	(59)%

Research and Development Expenses.    Research and development spending decreased by $0.7 million during the three months ended September 30, 2009, compared to the same period in 2008, primarily as a result of $0.4 million in reduced facility costs related to the consolidation of facilities in 2008 and a $0.4 million reduction in materials and supplies consumed, offset by a $0.1 million net increase in personnel related costs.

Research and development spending decreased by $2.1 million during the nine months ended September 30, 2009, compared to the same period in 2008, primarily as a result of $0.7 million in reduced facilities costs, relating to the consolidation and cost reduction efforts initiated in 2008, $0.7 million in reduced material and operating supplies, a $0.4 million reduction in severance costs which related to actions taken in the first quarter of 2008 and a decrease in all other costs of $0.3 million.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased by $0.5 million during the three months ended September 30, 2009, compared to the same period in 2008, due primarily to a $1.0 million credit in 2008 related to a one time settlement of prior litigation matters.  Excluding the one time credit, all other selling, general and administrative expenses decreased $0.5 million on a net basis from headcount reductions as a result of the divested product lines and cost reduction initiatives that occurred in 2008 and 2009.

Selling, general and administrative expenses decreased by $3.7 million during the nine months ended September 30, 2009, compared to the same period in 2008 due primarily to reduced headcount and related personnel costs and a $1.0 million reduction in travel costs.  Selling and marketing expenses decreased by $3.2 million during the nine months ended September 30, 2009, as compared to the same period in 2008, primarily due to a $0.9 million reduction in salaries and related costs due to reduced headcount from the divested product lines as well as cost reduction initiatives in 2008 to align our business along strategic business units, a $0.9 million reduction in travel and related costs, a $0.6 million reduction in costs relating to office and operating supplies and a reduction of $0.8 million in all other costs.  General and administrative expenses decreased by $0.5 million during the nine months ended September 30, 2009, as compared to the same period in 2008, primarily due to a reduction in consulting and accounting costs.

Amortization of Intangible Assets.  The amortization of intangible assets for the three and nine months ended September 30, 2009 relates to assets acquired in our previous business combinations. Amortization is computed based upon the estimated timing of the undiscounted cash flows used to value each respective asset over the estimated useful life of the particular intangible asset, or using the straight-line method over the estimated useful life of the intangible asset when the pattern of cash flows is not necessarily reflective of the true consumption rate of the particular intangible asset.  The decrease in amortization during the three and nine months ended September 30, 2009 is the result of certain intangibles from our acquisition of Zymark Corporation in July 2003 that had a five-year life and therefore were fully amortized as of July 13, 2008.

Restructuring Charges.    We incurred restructuring charges in prior periods related to acquisition and integration activities that are more fully discussed in Note 7 to the accompanying financial statements.  During the three months ended September 30, 2008, we recorded a restructuring charge of $2.7 million related to the West Coast consolidation and the related abandonment of approximately 36,500 square feet of space in Mountain View, California.  We estimate that ongoing facility cash outflow, primarily rent payments net of sublease income, will be spread over the 5.1 years remaining on our Mountain View, California lease.

In July 2009, we abandoned approximately 19,000 square feet of our Hopkinton, Massachusetts facilities.  This facility consolidation was enabled by the product line divestitures completed in the fourth quarter of 2008 and continued efforts to reduce operating costs.  We recorded a restructuring charge of approximately $1.0 million related to this action in the third quarter of 2009.  The lease term expires on December 31, 2015.

Interest and Other Income (Expense), Net

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(In thousands)	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change
Interest expense, net	$(144)	$(227)	$83	37%	$(535)	$(584)	49	8%
Other expense, net	(85)	(411)	326	79%	(202)	(92)	(110)	(120)%

Interest Expense, Net.    Net interest expense decreased during the three months ended September 30, 2009, compared to the same period in 2008, as a result of a decrease in the weighted average outstanding credit facility borrowing to $5.2 million during the quarter ended September 30, 2009, from $14.9 million during the quarter ended September 30, 2008 as a result of payments made within 2009 to reduce interest costs. Net interest expense decreased during the nine months ended September 30, 2009, compared to the same period in 2008, as a result of lower interest expense of $0.2 million, net of reduced interest income from our investments.

Other Income (Expense), Net.    Net other expense decreased in the three-month and nine-month periods ended September 30, 2009, compared to the same periods in 2008, due primarily to a reduction in transaction losses on foreign denominated accounts receivable resulting from a weaker U.S. dollar, on average for both the three-month and nine-month periods ended September 30, 2009, in comparison to primarily the Euro, Japanese Yen and the British Pound. During the three months ended September 30, 2009, we incurred a $0.4 million reduction in foreign currency transaction losses, compared to the same period in 2008.

During the nine months ended September 30, 2009, we incurred foreign currency transaction losses of approximately $0.2 million, compared to losses of approximately $0.1 million for the same period in 2008.

Liquidity and Capital Resources

As of September 30, 2009, we had $26.5 million in cash, cash equivalents and marketable securities, as compared to $26.7 million as of December 31, 2008.

On March 6, 2009, we entered into the Credit Facility, which permits us to borrow up to $25 million in the form of revolving loan advances, including up to $5 million in the form of letters of credit. Principal borrowings under the Credit Facility accrue interest at a floating annual rate equal to the Base Rate (as defined below) plus one percent if our unrestricted cash held at the bank exceeds or is equal to $20 million, or the Base Rate plus two percent if our unrestricted cash held at the bank is below $20 million.  The Base Rate is the greater of:  (i) the bank’s announced “prime rate” and (ii) four and one-half of one percent (4.5%).   Under the Credit Facility, we are permitted to borrow up to $25 million, subject to a borrowing base limit consisting of (a) 80% of eligible accounts receivable plus (b) the lesser of 70% of our unrestricted cash at the bank or $12 million; provided that on each of the first three business days and each of the last three business days of each fiscal quarter, the borrowing base is (a) 80% of eligible accounts receivable plus (b) the lesser of 90% of our unrestricted cash at the bank or $12 million. Eligible accounts receivable do not include internationally billed receivables, unbilled receivables, and receivables aged over 90 days from invoice date. The Credit Facility matures on November 30, 2010. As of September 30, 2009, $14.9 million was outstanding under the Credit Facility. The Credit Facility serves as a source of capital for ongoing operations and working capital needs.

The Credit Facility includes customary lending and reporting covenants, including certain financial covenants regarding our required levels of liquidity and earnings that are tested as of the last day of each quarter. The Credit Facility also includes a net liquidity clause.  Under this clause, if our total cash, cash equivalents and marketable securities held at the bank, net of debt outstanding under the Credit Facility, are less than $0.5 million (the Net Liquidity Limit), then the bank will apply all of our accounts receivable collections, received within our lockbox arrangement with the bank, to the outstanding principal. Such amounts would be eligible to be re-borrowed by us subject to the borrowing base limit. Based on our current forecast, we do not expect to fall below the net liquidity limit during the second half of 2009. As of September 30, 2009, we were in compliance with our covenants. We expect to remain in compliance with the covenants through the Credit Facility’s maturity date based on current forecasts.

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

We believe our cash balance, working capital on hand at September 30, 2009 and access to available capital under our Credit Facility will be sufficient to fund continuing operations through at least November 30, 2010.  Nevertheless, our actual cash needs could vary considerably, depending on opportunities and circumstances that arise over time. If, at any time, cash generated by operations is insufficient to satisfy our liquidity requirements, we may need to reduce our costs and expenses, sell additional equity or debt securities or draw down on our current Credit Facility if we have borrowing capacity. The inability to obtain additional financing may force other actions, such as the sale of certain assets, or, ultimately, cause us to cease operations.

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

Cash Flows

	Nine Months Ended September 30,
(In thousands)	2009	2008	$ Change
Cash provided by (used in)
Operating Activities	$152	$(10,008)	$10,160
Investing Activities	281	(1,765)	2,046
Financing Activities	270	2,928	(2,658)

Operating Activities.    During the nine months ended September 30, 2009, we generated $0.2 million of cash for operating activities, which included the use of $1.5 million of cash related to lease payments for our idle facilities.  We generated approximately $1.6 million of cash to fund operations and working capital needs, which primarily related to materials used in production, salaries and rent obligations for our current facilities.  The ability to generate operating cash during the period was largely due to efforts to reduce and optimize inventory levels in relation to customer demand needs, reduced spending from recent cost control initiatives and strong collection cycles within the period.

Investing Activities.    During the nine months ended September 30, 2009, net proceeds of marketable securities generated $0.7 million of cash. In addition, within the period, we received $0.7 million from the funds being held in escrow related to the sale of the PDQ product line to Sotax in November 2008.  Our other primary investing activity was the purchase of property and equipment of $1.2 million primarily related to facility improvements and information systems.

Financing Activities.    During the nine months ended September 30, 2009, net financing cash proceeds were related to proceeds from option exercises and investments within our employee stock purchase plan.  During the three months ended September 30, 2009, we made payments against our credit facility to reduce our interest expense, which were re-borrowed at the end of the period.

Contractual Obligations

Our commitments under leases and other obligations are described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the SEC on March 13, 2009.  There has been no material change during the nine months ended September 30, 2009 in the contractual obligations disclosed as of December 31, 2008.

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

Item 3.                                                         Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

Our primary market risk exposures are foreign currency exchange rate fluctuation and interest rate sensitivity. During the nine months ended September 30, 2009, there have been no material changes to the information included under Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the SEC on March 13, 2009.

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

Based on their evaluation as of September 30, 2009, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC’s rules and forms.

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

Changes in internal controls.    There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the third quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II—OTHER INFORMATION

Item 1.                                                         Legal Proceedings

Commencing on June 7, 2001, Caliper and three of its then officers and directors (David V. Milligan, Daniel L. Kisner and James L. Knighton) were named as defendants in three securities class action lawsuits filed in the United States District Court for the Southern District of New York. The cases have been consolidated under the caption, In re Caliper Technologies Corp. Initial Public Offering Securities Litigation, 01 Civ. 5072 (SAS) (GBD). Similar complaints were filed against approximately 300 other public companies that conducted initial public offerings of their common stock during the late 1990s (the “IPO Lawsuits”). On August 8, 2001, the IPO Lawsuits were consolidated for pretrial purposes before United States Judge Shira Scheindlin of the Southern District of New York. Together, those cases are denominated In re Initial Public Offering Securities Litigation, 21 MC 92(SAS). On April 19, 2002, a Consolidated Amended Complaint was filed alleging claims against Caliper and the individual defendants under Sections 11 and 15 of the Securities Act of 1933, and under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as well as Rule 10b-5 promulgated thereunder. The Consolidated Amended Complaint also names certain underwriters of Caliper’s December 1999 initial public offering of common stock as defendants. The Complaint alleges that these underwriters charged excessive, undisclosed commissions to investors and entered into improper agreements with investors relating to aftermarket transactions. The Complaint seeks an unspecified amount of money damages. Caliper and the other issuers named as defendants in the IPO Lawsuits moved on July 15, 2002, to dismiss all claims on multiple grounds. By Stipulation and Order dated October 9, 2002, the claims against Messrs. Milligan, Kisner and Knighton were dismissed without prejudice. On February 19, 2003, the Court granted Caliper’s motion to dismiss all claims against it. Plaintiffs were not given the right to replead the claims against Caliper. In March 2009, all of the plaintiffs, underwriters and issuers involved in this litigation entered into a new global settlement agreement.  The hearing for final approval of the settlement was held on September 10, 2009. On October 5, 2009, Judge Scheindlin issued her opinion and order approving the settlement agreement. When Judge Scheindlin’s order becomes final, the settlement will provide Caliper with a release of all claims against it, and will not require any payments from Caliper. The final resolution of this litigation is not expected to have a material impact on Caliper.

On January 23, 2009, Caliper filed a patent infringement suit against Shimadzu Corporation and its U.S. subsidiary, Shimadzu Scientific Instruments, Inc., in the United States District Court for the Eastern District of Texas. The complaint was promptly served upon Shimadzu’s U.S. subsidiary, and subsequently served on Shimadzu Corporation in Japan.  In this suit, Caliper alleges that Shimadzu’s MCE-202 MultiNA instrument system, which performs electrophoretic separations analysis of nucleic acids, infringes 11 different U.S. patents owned by Caliper. In its answer to this complaint, Shimadzu denied infringement of any valid claim of any of the 11 patents asserted against Shimadzu by Caliper, and alleged that each patent asserted by Caliper is invalid and/or unenforceable.  Caliper filed its preliminary infringement contentions with the Court on February 10, 2009, and Shimadzu filed its preliminary invalidity contentions with the Court on July 23, 2009.  The Markman hearing for this case has been scheduled by the Court to be held in May 2010.

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

Date: November 9, 2009
	By:	/s/ E. KEVIN HRUSOVSKY
E. Kevin Hrusovsky
Chief Executive Officer and President

Date: November 9, 2009
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