Form 10-K
period 2009-12-31
CALIPER LIFE SCIENCES INC
filed 2010-03-12
CIK 1014672

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file number: 001-32976

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on 10-K or any amendment to this Annual Report on 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "accelerated filer," "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the registrant's voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate), as of the last business day of the registrant's most recently completed second fiscal quarter was $86.7 million.

         As of February 28, 2010, the registrant had 49,325,480 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Certain information required in Part III of this Annual Report on Form 10-K is either incorporated from the Registrant's Definitive Proxy Statement for the Registrant's 2010 Annual Meeting of Stockholders or from a future amendment to this Annual Report on Form 10-K, in either case to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

CALIPER LIFE SCIENCES, INC.
FORM 10-K
For the Fiscal Year Ended December 31, 2009

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

        We believe that increasing the clinical relevance of drug discovery experimentation, whether at early stage, lower cost in vitro (in an artificial environment) testing or later stage, more expensive, preclinical in vivo (in a living organism) testing, will have a profound impact in helping our customers to determine the ultimate likelihood of success of drugs in treating humans. With enabling offerings in both the in vitro and in vivo testing arenas, and a unique strategy of enhancing the "bridge" or linkages between in vitro and in vivo research testing and between research testing and clinical diagnostic testing, we expect to continue to address growing, unmet needs in the market and drive on-going demand for our products and services. These market needs are underscored by key challenges that face the pharmaceutical and biotechnology industry, including late-stage drug failures and unforeseen side effects coming to light late in the development process or even after drugs are on the market.

        We offer an array of products and services, many of which are based on our own proprietary technologies, to address critical experimental needs in drug discovery and preclinical development. Our technologies are also enabling for other life sciences applications beyond drug discovery, such as environmental-related testing, and in applied markets such as agriculture and forensics. We also believe that our technology platforms may be able to provide ease of use, cost and data quality benefits for certain in vitro and in vivo diagnostic applications.

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

Market Opportunity

        We serve a worldwide market that consists of tens of thousands of laboratories in pharmaceutical and biotechnology companies, and governmental and not-for-profit institutions engaged in life sciences research. These companies and institutions seek to understand ways to increase the quality and length of human life by gaining new molecular level insights related to disease and discovering and developing new cost-effective therapies and diagnostics.

        The pharmaceutical and biotechnology industries face intense competitive and regulatory pressure to more effectively discover and deliver safe new drugs. The regulatory bodies that oversee these industries seek to improve the drug approval process to ensure that appropriate drugs are approved as quickly as possible and drugs with dangerous side-effects are not brought to market. Governments want cost-effective drugs for their populations. As highlighted in the FDA Critical Path Initiative, new research methods and better experimentation models are essential to improve the predictability and efficiency of the long and expensive path leading from discovery in the laboratory to commercially available drugs. We believe our solutions directly enable efficiencies derived from improved quality of data, novel biological insights, cost-effective experiments and better translation of early stage experimentation into expected results in the clinic. More specifically, our products and services are designed to enable researchers performing drug discovery functions such as in vitro and in vivo screening and profiling of compounds against disease targets, lead optimization, toxicology, biomolecule separation and quantification, sample preparation and cell-based assays, which are the various steps that are typically used to identify, advance and validate potential preclinical drug candidates, to reduce costs, increase data quality and standardize efficient analytical techniques.

        Our in vitro product and service offerings incorporate microfluidic and automation technologies to provide tools, services and complete integrated systems to perform assays. Our high quality in vitro application solutions are designed to allow researchers to integrate and automate experiments to achieve improved data accuracy and reproducibility at a reduced cost and higher speed, leading to expanded individual researcher capabilities and improved enterprise-wide productivity.

        We believe that our in vivo product and service offerings allow researchers unprecedented visibility into molecular level biological processes inside living animal models. Single animals can be studied over a period of time to track, for example, disease progression or the effect of a drug candidate compound. Conventional technology requires a larger population of animals that have to be sacrificed at various time points to allow them to be invasively examined. Further, since our proprietary imaging technology is highly sensitive, we can enable researchers to see just a few cells of interest within the living animal model. This provides enabling capabilities in a variety of therapeutic areas including cancer, where, for example, metastases can be detected well before conventional methods allow. Light Producing Transgenic Animal (LPTA) models can be engineered to allow detection of biological events of interest at the molecular level, such as gene expression, and this level of direct insight goes far beyond what can be determined from a test tube experiment.

        Our product and service offerings are organized into three core business areas—Preclinical Molecular Imaging (Imaging), Discovery Research (Research), and Caliper Discovery Alliances and

Services (CDAS)—with the goal of creating a more scalable infrastructure while putting increased focus on growth and profitability.

  •
  The Imaging business holds, we believe, a global leadership position in the high-growth optical molecular imaging market. Principal activities of this business area include the expansion of the IVIS imaging instrument system and related reagent product lines, development of new therapeutic area applications and facilitating additional imaging modalities.

  •
  The Research business is responsible for utilizing our core automation and microfluidic technologies, including our LabChip systems, to address an expanding array of opportunities in drug discovery and life science research, including molecular biology sample preparation for genomics, proteomics, cellular screening and forensics.

  •
  CDAS is responsible for building drug discovery collaborations and alliances, and growing our sales of drug discovery services, with an emphasis on leveraging our core technologies to provide our customers with the option to purchase our instruments and reagents or to engage us to perform experiments for them using our instruments and reagents. The focus of CDAS is to capitalize on market "outsourcing" trends in preclinical drug research.

Technologies

Imaging

        Our imaging solutions allow researchers to observe and quantify, noninvasively and at the molecular level, biological events such as disease progression and drug efficacy in living small animal models. We refer to this process as "molecular imaging." Our technology enables researchers to follow, for example, the quantitative spread of a disease, or effects of a drug at the molecular level, in the same animal over a period of time. These noninvasive "longitudinal studies" can provide much more meaningful information while also requiring a smaller number of animals to complete a study than conventional methods.

        In vivo preclinical research involves studies on animal models and is a required step before clinical (human) research can commence. Experiments performed on mice, for example, are expected to provide insights regarding disease in humans and how particular drug candidate compounds may impact the disease. Conventional approaches to preclinical research may involve, for example, phenotypic observations regarding mouse appearance and behavior, measurement of tumor size with mechanical calipers and/or sacrificing the animal for pathological examination. In contrast, our proprietary optical imaging technology enables real-time quantitative observation of molecular activity within the living animal. For example, the researcher can determine if a cancer is spreading, even at levels as low as a few cells at a time, and can explore whether a tumor that is growing in size is actually dying, or whether the cancer cells are continuing to divide and grow at an uncontrolled rate. We provide calibrated imaging systems, along with reagents to enable this research.

        We have a proprietary method for noninvasive optical molecular imaging. A key component of this method is the genetic modification of an organism, cell or animal to produce light that can be detected noninvasively when a specific molecular event of interest occurs from within a living animal model. We currently offer multiple detection modalities—optical (which consists of bioluminescence and fluorescence) and x-ray. Bioluminescence entails inserting a light-producing gene, such as firefly luciferase, into the genetic makeup of the animal or cells injected into the animal, so when a gene of interest is expressed, the light-producing gene is also expressed. The expression of the light-producing gene, when the right reagent substrate is present, produces light which can be detected through the skin of the animal. Fluorescence occurs when an external light source excites a molecule within the animal, causing the molecule to produce its own light at a different wavelength. These fluorescent molecules can be genetically inserted into the animal, or can consist of dye that is injected into the animal or cell line going into the animal. X-ray, an imaging modality offered on certain of our instruments, provides detailed noninvasive anatomical information which can also serve as an additional reference for molecular events imaged optically. We offer a full line of reagents to support bioluminescence, fluorescence and x-ray based research.

Microfluidics

        We believe our LabChip products provide significant advances in laboratory experimentation based on microfluidic chips, which consist of a network of miniaturized channels in which experiments are performed. Our systems include an instrument, software that controls the experiment and detects results, and a kit containing the chip and reagents that are optimized for the assay to be performed. Our chip technology can be configured for automated processing of large numbers of samples, or can be reconfigured on a "personal scale" for just a few samples at a time in a more interactive mode with the researcher. The chip provides a highly controlled, miniaturized environment that integrates multiple experimental steps into a single workflow, thus resulting in an easy to use solution designed to produce exceptional quality results.

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

  •
  Improved Sensitivity.  When screening against drug targets, such as kinases, the higher quality data from our LabChip systems allows customers to detect more subtle drug compound activities than can be detected with traditional microplate well-based assays. This has two advantages: (1) an increase in the pool of potential lead compounds, and (2) the possibility that a "hit" found at lower levels of inhibition will be more selective for the target of interest than a hit found at higher levels of inhibition because compounds that produce higher levels of inhibition may also produce unacceptable levels of inhibition on other, non-target kinases.

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

  •
  High Speed.  We believe our LabChip systems can, depending on the application, accelerate the time it takes to conduct some experiments as much as 100-fold or more. For example, molecular separations such as electrophoresis may take two hours or more using conventional equipment. However, using one of our microfluidic chips, these separations can be performed in less than one minute.

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

        Our advanced liquid handling systems provide fast and accurate liquid transfers for 96-, 384- and 1536-well microplates, including tube-to-plate transfer, and are designed to enable scientists to automate and accelerate time- and labor-intensive tasks resulting in increased walk-away time and improved data quality. Our family of liquid handling instruments and integrated systems supports a wide range of applications related to the target identification and target validation phases of the drug discovery process. Adapted to support the rapidly changing nature of research in life science, our liquid handlers are well-suited for genomics applications, cell-based assays, absorption, distribution, metabolism, excretion, and toxicity (ADME/Tox) screening and enzymatic assays.

        Our microplate management and storage automation systems provide users with the ability to automate several lab instruments and build completely automated work cells, with expandable storage capacity, to enable valuable walk-away time for scientists and researchers.

CDAS

        CDAS develops biological testing applications using our imaging, microfluidics, and automation/liquid handling technologies and offers these applications as services to our customers. In addition to using our own technologies, CDAS develops applications using a wide range of other technologies derived internally or obtained from third parties in order to provide our customers with comprehensive solutions for their drug discovery and development programs, as well as for evaluation of potential safety or toxicity liabilities of environmental chemicals, among other industry segments. These non-Caliper technologies include radioligand binding assays, fluorescence-based assays, label-free technologies, cell-based assays for assessing anti-cancer activity and other biological functions, high performance liquid chromatography, liquid chromatography/mass spectrometry/mass spectrometry, multiplexed bead array, fluorescence activated cell sorting , luciferase or aequorin-based luminescent assays, databases and in silico tools for predictive toxicology and pharmacology.

Products and Services

        The following discussion summarizes our products and services portfolio as of December 31, 2009.

Imaging Systems

        IVIS Imaging Systems and Living Image Software.    Our IVIS imaging systems are the leading preclinical optical molecular imaging solution. IVIS imaging systems are an integrated instrument solution for the researcher. The systems are based on a highly sensitive camera and optimized optics for high sensitivity detection of light produced from within animal models, and specialized software to capture and analyze images of the light producing animals. Caliper IVIS systems, depending on the model selected, currently enable bioluminescence, fluorescence and x-ray detection, a useful combination of capabilities that enables a broad range of research. The original IVIS system was introduced in 2000, and since then, new models have been introduced that offer assorted new features and benefits, including higher throughput and sensitivity. The throughput, image resolution and analytical capabilities differ by IVIS model, and address different end user needs. Our IVIS systems are supported by a range of practical accessories developed through experience in research laboratories worldwide. IVIS imaging systems offer advantages, including ease of use, higher throughput and no radioactivity, all in a reasonably priced instrument platform. Further, our Living Image software and mouse handling accessories facilitate efficient workflows for animal studies. Our portfolio of imaging systems includes the following:

        IVIS Spectrum.    The IVIS Spectrum in vivo optical imaging system can perform high sensitivity bioluminescent imaging and advanced fluorescent imaging, including spectral unmixing, trans-illumination, and 3 dimensional (3D) tomographic capabilities. With an optical switch to move from epi-illumination (reflection or top illumination) to trans-illumination (bottom illumination), IVIS Spectrum maintains high throughput capability, while providing increased sensitivity in fluorescent imaging. This dual illumination capability enables tomographic localization of both shallow and deep tumors in 3 dimensions and reduces background interference.

        IVIS 200.    The IVIS Imaging System 200 Series is an advanced single-view 3D optical imaging system designed to improve quantitative outcomes of in vivo imaging, using our novel patented optical imaging technology to facilitate noninvasive longitudinal monitoring of disease progression, cell trafficking and gene expression patterns in living animals. The instrumentation and software of the IVIS 200 Series allow researchers to better account for the effects of photon absorption and scattering in tissue, making bioluminescent source measurements more quantitative.

        IVIS Kinetic.    Introduced in 2008, the IVIS Kinetic system provides a real time, fast imaging system enabling acquisition of biologically relevant events within milliseconds. The IVIS Kinetic system can perform both quantitative bioluminescent and fluorescent imaging as a standard high signal to noise imager and as a high speed imager. The system includes a highly sensitive EMCCD camera for signal enhancement and the ability to reduce exposure times, enabling fast kinetics. The IVIS Kinetic system also offers a light-tight injection port which supports a syringe injector system enabling real time compound and/or substrate administration.

        IVIS Lumina II.    The IVIS Lumina II provides an expandable, sensitive imaging system that is easy to use for both fluorescent and bioluminescent imaging in vivo. The system includes a highly sensitive CCD camera, light-tight imaging chamber and complete automation and analysis capabilities.

        IVIS Lumina XR.    Introduced in 2009, the IVIS Lumina XR provides all the features of the IVIS Lumina II, along with x-ray for detailed anatomical reference and bone imaging.

        Method Licenses.    We control patent rights covering certain fundamental methods of optical imaging. We grant licenses to our customers to perform these patented imaging methods in connection with their purchase of an IVIS instrument. Commercial customers pay us a license fee for the right to practice our proprietary optical imaging methods.

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

        LPTA Models.    Our LPTA models are mouse models that have been genetically altered to incorporate the firefly gene, luciferase, into pathway-specific animal models that enable researchers to analyze gene expression, protein activity and disease progression. In conjunction with our divestiture of Xenogen Biosciences in December 2009, we entered into a distribution arrangement with Taconic Farms, Inc. under which Taconic will exclusively market and sell our LPTA models to the worldwide market.

        Reagents.    We offer multiple reagents for use in connection with our IVIS systems. Our offerings include luciferin, a chemical compound that is introduced into cells and organisms to produce bioluminescence, light producing cell lines, and VivoFluor fluorescent labeling kits for fluorescent imaging.

Microfluidics Systems

        LabChip GX and GXII Microfluidic Systems.    In July 2008, we introduced two microfluidics-based separations products, the LabChip GX and LabChip GXII benchtop systems, for fast, automated, one dimensional electrophoretic separations of protein, DNA, and RNA samples. The LabChip GX represents a low price entry system targeted at genomics applications, while the GXII combines both genomics and protein research applications. The LabChip GX series of instruments is designed to provide scientists with novel benefits, including extended walk-away time, higher throughput and economical plate processing ability.

        LabChip EZ Reader, EZ Reader II and ProfilerPro Kits.    Our LabChip EZ Reader systems and ProfilerPro reagent kits provide a convenient, affordable approach to turnkey kinase profiling and screening and mechanistic studies for a broad range of enzymatic targets which includes phosphodiesterases, histone deacetylases, proteases, phosphatases, G-protein coupled receptors (GPCRs) and many other target classes. In particular, kinases are an important class of drug discovery targets since they have been shown to play a role in cancer and cardiovascular disease, as well as other diseases. A typical kinase drug development program will focus on finding lead compounds that inhibit a particular kinase thought to play a role in the disease being studied. As scientists learn more about the human "kinome," the collective term for the 518 different kinases found in the human body, they also are becoming increasingly concerned about the interactions of lead compounds on non-target kinases, and the potential adverse side effects resulting from these interactions. As a result, selectivity or "profiling" screens, where lead compounds are screened against a representative group of human kinases, are increasingly becoming a routine part of drug discovery programs. Our ProfilerPro kinase panel plate kits presently consist of a broad sample of 96 kinases that are pre-dispensed into 384-well microplates, and the library continues to grow. This diverse set of kinases spans the human kinome, and is highly relevant in a variety of therapeutic research areas including oncology, the central nervous system, cardiovascular disease, inflammation and diabetes.

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

        TurboVap.    The TurboVap family of evaporators covers a wide range of formats from microplates to tubes and accommodates the fast unattended concentration or evaporation of any size sample up to 500mL.

        RapidTrace.    The RapidTrace SPE Workstation is a modular, highly scalable, automated sample prep high throughput SPE platform. Utilizing 1 mL or 3 mL industry standard SPE cartridges, the RapidTrace can process up to 100 samples in less than two hours unattended. Each module can be loaded with 10 cartridges, and up to 10 modules can be connected together and controlled through a simple, easy-to-use software package. The RapidTrace has been designed to eliminate SPE bottlenecks, so that labs can realize the full benefit of today's powerful and costly analytical instruments.

Services

        We provide a wide range of services to our customers. Our service offerings include:

        Drug Discovery and Development Services and Contract Research.    Through CDAS, we are able to provide innovative drug discovery and development services designed to improve the productivity, accelerate the pace and reduce the cost of pharmaceutical research and development. CDAS develops and offers a wide range of primary and secondary screening, profiling and assay development services to major pharmaceutical, biotechnology and academic research institutions worldwide. In addition to its core screening and assay development services in pharmacology, CDAS provides in vitro ADME/TOX services, in vivo optical imaging studies, custom cell line development, and protein or nucleic acid analyses. In total, CDAS has a portfolio of approximately 1,000 in vitro assays for profiling and selectivity screening applications, providing a valuable tool for our customers to gain cost-effective information early in the drug discovery process about the effects of drug candidates on molecular targets or cellular processes that indicate the potential for drug safety concerns or new therapeutic applications. In addition to these screening services, we have developed content databases and pharmacoinformatics tools that provide statistical predictability in the drug discovery process. We also offer screening and pharmacological testing support services to government agencies such as the National Institutes of Health (NIH), in particular the National Institute on Drug Abuse (NIDA).

        Alliances and Integrated Research Programs.    CDAS' drug discovery and development capabilities are provided to customers on an a la carte basis as contract research services or integrated into comprehensive programs to collaborate with our customers on specific pharmaceutical development programs. We consider our core competencies to be in the areas of oncology, immunology, central nervous system disorders, and toxicology. In the field of oncology, for example, we can help identify potential new anti-cancer drugs that act by inhibiting kinases using the Caliper microfluidics-based LabChip technologies. We maintain panels of human cancer cell lines for use in testing anti-cancer drug candidates (such as kinase inhibitors) for their differential activity against specific genetic modifications inherent in those cell lines, for selecting the best drug candidates or for translation to patient selection during clinical trials, as well as animal models of various cancer types for assessing the effect of potential anti-cancer drugs using Caliper's proprietary in vivo optical imaging technologies.

        Environmental Testing.    Under the U.S. Environmental Protection Agency's ToxCast program, CDAS was awarded a contract to assist the EPA in developing new approaches to identify toxic environmental chemicals. Under this contract, CDAS will test compounds provided by EPA through up to 275 different in vitro screening assays for molecular targets that may potentially play a role in mechanisms of toxicity in humans or other animals. Since 2007, screening has been performed by CDAS for the first set of 320 chemicals from EPA. These screening data will be used to create a database and build predictive models for identifying toxicity risk profiles of chemicals that may be released into the environment. An ultimate goal of the ToxCast program is to improve the efficiency and reduce the cost of regulatory review and approval of EPA-regulated chemicals through use of predictive in vitro assays validated under the ToxCast program to supplement or replace current regulatory processes based on animal testing.

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

        Direct Sales.    We sell our products and services principally through our direct sales and marketing organization. Our sales force includes regional sales representatives and technical field representatives in North America, Europe and Japan. Within each region we have sales representatives with a particular product, service or customer focus. Our applied science and technical application group is integrated into the sales process to support our highly technical products. Many of the application group individuals have doctorate degrees in biology, biochemistry or physics, and provide support for the sales and marketing team, as well as providing customer service support in the areas of biology, imaging and microfluidics. We generate customer leads through presentations, exhibiting at and attending scientific and partnering meetings, tradeshows, publications and advertisements in scientific journals. We also receive many qualified leads through our website, targeted promotional efforts to strategic accounts and referrals from current customers.

        Distributors.    We work with local distributors in certain markets where we do not have a direct presence. We currently have over 50 distributor arrangements covering countries located in Africa, Europe, the Middle East, the Pacific Rim, Scandinavia and South America. Under our distribution agreements, most of the distributors assume responsibility for the installation and post-sales support of systems. In 2009, sales through distributors comprised approximately 14% of our total sales.

        In 2009, we entered into a strategic partnership arrangement with Taconic Farms, Inc. under which Taconic became the exclusive distributor of our LPTA models.

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

        Currently, our two most significant OEM partners include Agilent Technologies and Bio-Rad Laboratories as described below:

        Agilent Technologies.    In June 2005, we entered into a new five-year supply agreement to be the exclusive supplier of planar chips to Agilent for both research and diagnostic applications. The term of this agreement is subject to extension for up to four additional two year-periods. The planar chips, based on our microfluidic LabChip technologies, are utilized on the Agilent 2100 Bioanalyzer instrument, which Agilent first introduced in September 1999. The Agilent 2100 Bioanalyzer is a desktop instrument designed to perform a menu of analyses including DNA, RNA, protein and cell assays, based on the particular chip utilized.

        Bio-Rad Laboratories.    In the fall of 2004, Bio-Rad launched its Experion™ automated electrophoresis system as a result of a product development and commercialization agreement we entered into with Bio-Rad in June 2003. Bio-Rad is a long-established leader in gel electrophoresis separations, particularly protein separations. The Experion system represents Bio-Rad's first microfluidics-based product for this market, and it provides rapid, reproducible analysis of protein, DNA and RNA samples. Under the terms of the agreement, we currently receive royalties based on sales of co-developed instruments, and we are the exclusive manufacturer of LabChip devices for use with such instruments.

Customers

        Our current customers include a majority of the world's leading biomedical and pharmaceutical companies, prestigious not-for-profit research institutions and other life sciences vendor companies who incorporate our technology and products into their products. Approximately 55% of our total revenues for 2009 were derived from customers in the United States. See Note 16 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for revenues from customers and long-lived assets attributable to geographic areas outside of the United States. During 2009, no single customer accounted for 10% or more of our total revenue.

        We have typically experienced higher revenues in the second half of our fiscal year as a result of the capital spending patterns of our customers. In addition, our revenue trends may be affected by variations in grant funding, especially among government and other not-for-profit research institutions, such as academic institutions, and customer budget cycles. For example, in the biomedical research community, grant proposals are typically due in October, February and June with funds delivered the following June, October and March, respectively. Due to the grant cycle, we may achieve higher revenues in the second and fourth quarters. One of our CDAS customers is the EPA under its ToxCast project. It has been difficult to predict the timing of the receipt of task orders and delivery of compounds under this agreement. As a result, our service revenues may be higher in certain quarters within the fiscal year.

Backlog

        For a portion of our sales, we manufacture products based on our forecast of customer demand and maintain inventories in advance of receipt of purchase orders. Our net sales in any given quarter depend upon a combination of (1) orders received in that quarter for shipment in the same quarter, (2) shipments from our backlog of orders from previous quarters, and (3) recognition of revenues that had been previously recorded as deferred revenue pursuant to our revenue recognition policy. Our products are typically shipped within ninety days of purchase order receipt. As a result, we do not believe that the amount of backlog at any particular date is indicative of our future level of sales in any succeeding quarter. The level of backlog at December 31, 2009 was $8.9 million. In our backlog, we include only the total value of open purchase orders for products and services that management has concluded have a reasonable probability of being delivered over the subsequent twelve-month period. This amount specifically excludes deferred revenue, and products and services to be provided in the future pursuant to terms of contractual agreements for which we do not require purchase orders.

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

Technology Research

        We currently have ongoing core technology research and applied product development efforts in several areas:

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

        Chip Manufacturing.    We continue to seek ways to improve the yield and quality while decreasing the cost of manufacturing our microfluidic chips. We are consolidating our chip offerings to facilitate more efficient manufacturing and reduce inventory, and also continue to explore novel fabrication techniques and the use of new materials, including plastic, that offer functional advantages, such as superior optical features or lower manufacturing costs. Plastic devices potentially offer cost advantages and can offer favorable surface chemistry or design features for some applications. Development of glass-like coatings for plastic chips is another active area of research.

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

        Our research and development expenses for the years ended December 31, 2009, 2008, and 2007 were approximately $17.9 million, $19.9 million and $24.8 million, respectively. As a percentage of revenues, we expect research and development spending to decrease in the future to the extent that our revenues grow, and as we slow the pace of discretionary spending on research programs by focusing on those opportunities with maximum commercial viability, and sharing the funding of R&D programs with our partners.

Manufacturing and Supply

        All of our instrument manufacturing is performed in our Hopkinton, Massachusetts manufacturing facility, which is ISO 9001:2008 compliant. The International Standards Organization, or ISO, sets international standards for quality in product design, manufacturing and distribution.

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

        We manufacture all of our chips in a Class 1000 clean room facility in Mountain View, California. We are ISO 9001:2008 compliant for the development, manufacture and distribution of our chips and reagents. We contract with third parties to supply raw materials, component parts and sub-assemblies used in our chips and reagents kits. For a discussion of the methods we use to manufacture our chips see the sections above titled "Technologies," "Products and Services" and "Research and Development."

        We use OEM providers for various parts of the imaging systems including the cameras, boxes, certain subassemblies, filters and lenses. We rely on two primary camera vendors to provide cameras for all of our IVIS imaging systems, one of which is under a supply agreement as of December 31, 2009.

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

        Imaging.    We compete with conventional, non-imaging based approaches such as using mechanical calipers to measure tumor size, invasive surgical techniques, as well as with other imaging technologies applied in the preclinical arena, including modalities such as PET, MRI, x-ray, CT, SPECT and ultrasound, which utilize the penetrating radiation of positrons, radio waves, x-rays, gamma rays and sound. Most of these technologies require operation by a highly trained technician. In addition, some are limited by the need for radioactivity and concomitant shielding, storage and disposal issues. Certain of these technologies image anatomy, rather than molecular events. By comparison, our in vivo molecular bioluminescent and fluorescent imaging methods involve optical imaging approaches that provide molecular level insight, are generally easier to perform, are higher throughput and require no radioactive substances.

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

        Numerous companies sell cameras or camera systems capable of certain forms of optical imaging, including Carestream, Berthold Detection Systems GmbH, Hamamatsu Photonics, Biospace, VisEn Medical and CRi, Inc. While certain of these cameras share certain similar features and imaging capabilities of our IVIS imaging systems, none of those companies has the right to sell their cameras for in vivo imaging methods claimed by our patents, which includes patents we exclusively license from Stanford University, nor do they have rights to our instrumentation patents.

        Automation and Liquid Handling Systems.    There are many companies providing competitive liquid handling products, automation products and integration services for applications such as high throughput screening, ADME and Active Pharmaceutical Ingredient (API) analyses. We believe the primary competitive factors in these markets are productivity enhancement, breadth of applications, accuracy, ease-of-use, price, performance, product reliability and service support. Direct and indirect competition for these types of products and services comes from many companies, including Beckman Coulter, BioTek Instruments, CyBio, Hamilton, Innovadyne, Gilson, LabCyte, MDS Inc., PerkinElmer, Tecan, Thermo Fisher Scientific, Tomtec, Agilent and Symyx.

        In Vitro Compound Profiling Services.    We compete with other companies that provide in vitro assay development, screening and profiling services to drug discovery and development laboratories. We believe the primary competitive factors in these markets are breadth of assays offered, cost per compound tested, data quality, innovation, and turn-around time. Competition for these types of services comes from many companies, including Cerep, MDS Inc., Millipore, Life Technologies, Carna Biosciences, and increasingly from companies based in China.

        LabChip Drug Discovery.    We compete directly with established alternative technologies for enzymatic assays such as Promega, Invitrogen (now Life Technologies), Millipore and Cisbio as well as potentially with companies developing their own microfluidics or lab-on-a-chip technologies and products, such as Fluidigm, Micronics, BioTrove, Microfluidic Systems, 3M, Life Technologies and Cepheid. Microfluidic technologies are still a relatively new technology and our future success will depend in large part on our ability to establish and maintain a competitive position in these and future technologies, which we may not be able to do. Rapid technological development may result in our products or technologies becoming obsolete. Products offered by us could be made obsolete either by less expensive or more effective products based on similar or other technologies.

        LabChip Electrophoresis Separations.    We compete with companies that supply both traditional gel technologies, capillary electrophoresis and more contemporary microfluidic technologies, for gel electrophoresis separations for proteins, DNA and/or RNA. We believe the primary competitive factors in these markets are cost per sample analyzed, throughput and productivity enhancement, data quality, ease of use and service support. Competition for these types of products and services comes from many companies, including Agilent, Bio-Rad Laboratories, General Electric, Beckman Coulter, Qiagen and Invitrogen (now Life Technologies). In 2008, Shimadzu Corporation introduced its MCE-202 MultiNA microchip electrophoresis system for performing DNA and RNA separations. We believe the MCE

MultiNA system infringes a number of different patents owned or controlled by Caliper, and in January, 2009 we initiated a patent infringement suit against Shimadzu Corporation and its U.S. subsidiary, Shimadzu Scientific Instruments, Inc., in the United States District Court for the Eastern District of Texas. In this suit, Caliper alleged that Shimadzu's MCE-202 MultiNA instrument system infringes 11 different U.S. patents owned by Caliper. In March 2010, we entered into a settlement agreement with Shimadzu pursuant to which we agreed to dismiss our complaint against Shimadzu and Shimadzu agreed to discontinue sales of the MCE-202 MultiNA system in the United States. See the section titled "Legal Proceedings" elsewhere in this Annual Report on Form 10-K.

        In markets where we sell products based on our LabChip technology, we not only need to demonstrate the advantages of our products over competing technologies and products, but we must also often overcome a customer's resistance to switching from a well-established, traditional technology to a fundamentally new technology.

        We have entered into several licenses granting non-exclusive licenses to certain of our proprietary LabChip technologies. Present licensees include Agilent, Canon, Wako Pure Chemical, Bio-Rad and Becton Dickinson. In addition, certain of these licensees may sell products which compete with our own products.

        Light-Producing Reagents.    Although our patented noninvasive imaging patents protect certain methods of imaging light through opaque tissue (e.g., skin) in mammals, there are many companies who have light producing reagent products and related intellectual property. We therefore compete with numerous companies that develop light-producing reagents used in in vitro and in vivo applications, including large companies such as GE Healthcare Discovery Systems and Life Technologies. Related to bioluminescence, we have agreements in place with Promega Corporation and The Regents of the University of California, under which we non-exclusively license several patents on a royalty-bearing basis for use of a modified firefly luciferase gene in living organisms, such as our LPTA models and certain of our Bioware products. Other companies must obtain similar licenses from those two entities in order to use that gene as a tagging reagent in animal models for commercial purposes. Related to fluorescence, many companies have technology for fluorescent label and/or fluorescent proteins. We purchase certain fluorescent reagents from Life Technologies for resale and are actively working on in-licensing, partnering and/or developing additional fluorescent animal models, cell lines and reagents.

Intellectual Property

        We consistently seek patent protection for our key imaging, microfluidics and other technologies. As of December 31, 2009, we owned approximately 340 issued U.S. patents and 69 pending U.S. patent applications, some of which derive from a common parent application. We are also the exclusive licensee of approximately 90 U.S. patents. Foreign counterparts of many of these patents and applications have been filed and/or issued in one or more other countries. We also rely upon trade secrets, know-how, continuing technological innovation and in-licensing opportunities to develop and maintain our competitive intellectual property position. Our success will depend, in part, on our ability to obtain patent protection for our products and processes, to preserve our copyrights and trade secrets, to operate without infringing the proprietary rights of third parties, and to acquire licenses to enabling technology and products. In addition, U.S. patents filed since 1995 generally have a term of 20 years from the date of filing. In the life sciences industry, it often takes several years from the date of filing of a patent application to the date of a patent issuance, often resulting in a shortened period of patent protection, which may adversely affect our ability to exclude competitors from our markets.

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

        Imaging.    We believe that our patent portfolio relating to in vivo imaging methods is a valuable resource for licensing to our customers and also presents a barrier to entry for the practice of our patented optical imaging methods. Our imaging patent portfolio is built on two foundations: (i) methods and applications relating to the biological aspects of optical imaging; and (ii) methods and apparatus relating to the instrumentation aspects of optical imaging. We have also non-exclusively licensed patents relating to methods of animal production that add value and accelerate the production of specific types of modified animals. In addition to our foundational claims for certain methods of noninvasive optical imaging, our patent portfolio includes issued and pending patent claims for specific applications of optical imaging along with a number of areas that we believe will be valuable to our business, including animal models of disease, transgenic animals useful in drug discovery research, imaging system components and computer-implemented methods for image acquisition and analysis.

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

        As discussed in Note 10 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K, in 2006 Stanford engaged an independent auditing firm to conduct an audit of the royalties paid to Stanford under our license agreement with Stanford. This audit was based on a different interpretation of the scope of imaging products that are subject to the royalty provisions of the Stanford license agreement than we had used for the calculation of royalties since the beginning of this licensing arrangement in 1997. We believe that Stanford's interpretation of the license agreement is not correct. However, as a result of Stanford's view of the license agreement, the parties may amend the agreement to change the royalties we pay to Stanford for future sales. In 2009, we initiated a mediation process with Stanford to resolve our different interpretations of the license agreement, but no substantive progress has been made to resolve the parties' disagreement.

        In connection with the settlement of our litigation with AntiCancer, Inc. in February, 2008, we obtained license rights under AntiCancer's portfolio of patents covering various methods and applications of in vivo imaging utilizing fluorescent proteins. We now can provide sub-license rights to these AntiCancer patents in connection with our granting of license rights under our other imaging method patents.

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

        Trademarks.    We have registered and applied to register a number of trademarks in the U.S. and in foreign markets where our products are sold. Trademarks currently used by us include: Caliper, the Caliper logo, Caliper Driven, LabChip, the LabChip logo, Discovery Alliance and Services, CDAS, Allegro, CLARA, RapidPlate, RapidTrace, Staccato, TurboVap, Twister, iLink, inL10, Maestro, EZ Reader, ProfilerPro, Zephyr, and Sciclone. NovaScreen is a trademark of NovaScreen Biosciences Corporation, which is a wholly-owned subsidiary of Caliper. Xenogen, the Xenogen logo, IVIS, Living Image, LPTA, Bioware, Xenofluor, VivoFluor, Lumina, Spectrum and Kinetic are trademarks of Xenogen Corporation, which is a wholly-owned subsidiary of Caliper.

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

Employees

        As of December 31, 2009, we had a total of 401 employees, including 72 in research and development, 181 in operations and service, 87 in sales and marketing and 61 in administration and finance. None of our employees is represented by a collective bargaining agreement, nor have we experienced any work stoppage. We consider our relations with our employees to be good.

Executive Officers of the Registrant

        Listed below are our executive officers and key employees as of February 28, 2010. No family relationship exists between any one of these individuals and any of the other executive officers or directors.

        E. Kevin Hrusovsky, 48, was appointed President and CEO immediately following the acquisition of Zymark Corporation, a liquid handling instruments company, by us in July 2003. Prior to the acquisition, Mr. Hrusovsky had served as President and CEO of Zymark since 1996. From 1992 to 1996, Mr. Hrusovsky was Director of International Business, Agricultural Chemical Division, and President of the Pharmaceutical Division, for FMC Corporation, a diversified holding company. From 1983 to 1992, Mr. Hrusovsky held several management positions at E.I. DuPont de Nemours, including North American Sales and Marketing Head, Teflon. He has also served as a board member of the Association for Laboratory Automation since January 2003. He received his B.S. in Mechanical Engineering from Ohio State University, an M.B.A. from Ohio University, and an honorary doctorate from Framingham State University.

        Bruce J. Bal, 51, currently serves as Senior Vice President, Operations, and was appointed to the position of Vice President, Operations and Aftermarket Businesses following the combination of Caliper with Zymark. Mr. Bal joined Zymark in 1997 as Vice President of R&D and Operations. He previously worked at FMC Corporation, a diversified holding company, in the Biotechnology Division as Director of Operations. He has also held a wide range of management positions in his 13 years at E.I. DuPont de Nemours and was General Manager of United States Pollution Control, Inc. in Utah. Mr. Bal received a B.S. in Chemical Engineering from the University of Wisconsin in 1981 and an MBA from Loyola University, Louisiana in 1986.

        Enrique Bernal, 71, was promoted to Senior Vice President, In vitro Business Development in May 2008. He was Vice President, Instrument R&D following the acquisition of Zymark. Mr. Bernal joined Zymark in February 1999, prior to which he worked at Galileo Corporation of Sturbridge, Massachusetts, a developer and manufacturer of electron multipliers and optical fiber products, where he was responsible for all engineering functions and product development. Previously, he had spent 29 years at Honeywell Inc. He received a B.S. in Physics from the College of St. Thomas, and a Masters in Physics from the University of Minnesota.

        Paula J. Cassidy, 41, was promoted to Senior Vice President, Human Resources in March 2009. Ms. Cassidy joined us as Vice President, Human Resources in November 2005. Ms. Cassidy previously was Vice President, Human Resources at Virtusa, Corp., a global provider of software development and related IT services. In that position, Ms. Cassidy was responsible for all aspects of the human resources function and she established a cohesive and unified global HR practice. Prior to joining Virtusa Corp in 2003, Ms. Cassidy was with Innoveda, Inc., a publicly traded provider of software and services for the electronic design automation industry. Innoveda had facilities all over the world including the United States, Europe, Israel and Asia. Prior to Innoveda, Ms. Cassidy was Vice President, Human Resources for a wholly-owned subsidiary of Synopsys, Inc. Ms. Cassidy started her career in Human Resources at Viewlogic Systems, Inc. and held various human resources management positions while at Viewlogic. Ms. Cassidy holds a bachelors degree from St. Anselm College.

        Stephen E. Creager, 56, currently serves as Senior Vice President, General Counsel and Secretary. Mr. Creager joined the company in October 2002 as Associate General Counsel and was appointed to the position of Vice President, General Counsel and Secretary following the combination of Caliper with Zymark. Previously, Mr. Creager was Vice President of Business Development for Tyco Electronics, an operating unit of Tyco International involved in the development and manufacture of electronic components. In this role, he provided the legal support for the business development initiatives of Tyco Electronics, including the acquisition of over 40 businesses. Prior to taking on these business development responsibilities at Tyco Electronics, Mr. Creager served as the General Counsel of Tyco Electronics. Prior to that, Mr. Creager served as Associate General Counsel of Raychem Corporation, a manufacturer of electronic components, from November 1993 until August 1999, when Raychem was acquired by Tyco Electronics. Prior to his experience at Raychem, Mr. Creager was in private legal practice for nine years. Mr. Creager received a B.A. degree from The Evergreen State College, and a Masters of Philosophy degree in economics and a J.D. degree, both from Yale University.

        Joseph H. Griffith IV, 35, currently serves as Vice President, Finance. He previously served as Corporate Controller from July 2003 to April 2008, having also served as Corporate Controller for Zymark Corporation, which was acquired by Caliper, since 2002. Mr. Griffith was previously employed by Arthur Andersen, LLP in its Boston, MA audit practice from 1997 to 2002. He received his B.S. in Accounting from Villanova University, and is a licensed Certified Public Accountant in the State of Pennsylvania.

        William C. Kruka, 49, currently serves as Senior Vice President, Corporate Development and Imaging Business Unit Head and joined the Company in 2002 as Vice President, Business Development. Previously, Mr. Kruka was Senior Manager of Business Development with leading life science tool provider Applied Biosystems Group, an Applera Corporation business. In that role, he led the business development initiatives for proteomics, including related mass spectrometry, sample preparation, chromatography and microfluidic technologies. These initiatives included developing strategy, formulating deal structures and negotiating collaborations, licenses and divestitures. He also chaired an internal business development council that addressed strategic and operational matters from a cross-functional business and technology perspective. Prior to Applied Biosystems, Mr. Kruka held a number of corporate business development, sales, marketing and administration positions with Applera and its predecessors, PE Corporation and The Perkin-Elmer Corporation, from 1983 to 2002.

        Jerome Leclercq, 45, was promoted to Vice President International Research Sales & Aftermarket Service & General Manager International Operations, in August 2008. From March 2007 up to his most recent appointment, Mr. Leclercq previously served as General Manager, EMEA Commercial Operations for Caliper. In the years prior to serving as General Manager EMEA, Mr. Leclercq held positions of increasing responsibility within Caliper and Zymark Corporation, which he joined in October 1987. He received his Masters Degree in Biochemical Engineering from University of Clermont-Ferrand in 1987.

        David M. Manyak, Ph.D., 57, is currently Executive Vice President, Caliper Discovery Alliances & Services, and joined the Company in 2005 as Executive Vice President, Drug Discovery Services. Previously, Dr. Manyak was Chief Executive Officer of NovaScreen Biosciences, which was acquired in October 2005, since January 1993. Dr. Manyak has more than 25 years of experience in research, financial analysis, and management of biotechnology companies. From 1990 to 1992, Dr. Manyak was a biotechnology industry consultant and was a co-founder and former Director of GeneMedicine Inc., a gene therapy company. He was previously employed by Merrill Lynch & Co. (from 1985 to 1990) as Vice President, Senior Biotechnology Industry Analyst, and held a similar analyst position with Value Line Inc. (from 1983 to 1985). Dr. Manyak also serves as a Director of TCM and its MDBio division, which is a biotechnology trade organization in the State of Maryland. He holds a Ph.D. in Zoology/Biochemistry from Duke University and a B.A. from Brown University.

        Peter F. McAree, 45, has served as Senior Vice President and Chief Financial Officer since April 2008 after having held the position of Vice President of Finance since 2003. Mr. McAree was Chief Financial Officer of Zymark Corporation from May 2000, until the acquisition of Zymark by Caliper in 2003. From January 2000 through November 2000, Mr. McAree served as Chief Financial Officer of Iconomy.com, Inc., a commerce solutions provider. From January 1999 through December 1999, Mr. McAree was an independent consultant. From January 1997 through December 1998, Mr. McAree served as Executive Vice President and Vice President, Finance at Elcom International, Inc., a commercial distributor of personal computers, and as President of its wholly-owned subsidiary, Elcom Systems. Prior to Elcom, Mr. McAree was Chief Financial Officer of Geerlings & Wade, Inc., a direct marketer of wine, from 1995 through 1996. Mr. McAree began his career with Arthur Andersen, Boston, where he held various positions, most recently as Senior Manager in 1995. He received his B.S. in Accountancy from Bentley College, and is a licensed Certified Public Accountant in Massachusetts.

        Bradley W. Rice, Ph.D., 50, was promoted to Senior Vice President, Systems R&D in May 2008. Dr. Rice had served as the Chief Technical Officer and Vice President of Xenogen since January 2005. From 1999 through 2004, he served as the Senior Director of Imaging R&D and played a key role in developing the suite of IVIS imaging systems. Prior to joining Xenogen, Dr. Rice worked for 15 years as a scientist at Lawrence Livermore National Laboratory developing optical diagnostic instrumentation in the magnetic fusion energy program. Dr. Rice received his B.A. in Physics from Colorado College, M.S. in Electrical Engineering from the University of Wisconsin-Madison, and his Ph.D. in Applied Science from the University of California-Davis.

        Mark T. Roskey, Ph.D., 50, currently serves as Senior Vice President, Biology R&D. In addition to leading the Company's biology efforts, Dr. Roskey is currently directing the North American western region sales, service and automation support functions for the Research products business area. Dr. Roskey was appointed to the position of Vice President, Worldwide Marketing following the acquisition of Zymark, where he had held this role since he joined Zymark in December 2001. Prior to that, Dr. Roskey worked for six years at Applied Biosystems, a life sciences company, where he served as Director of Marketing. He has more than 15 years of experience in product research, development and strategic marketing with complex biological solutions and automated instrument systems. Dr. Roskey holds a B.S. in Biology from Framingham State College, a Ph.D. in Microbiology from the University of Notre Dame and completed a postdoctoral fellowship in Molecular Immunobiology at the Harvard Medical School.

Item 1A.    Risk Factors

Risks Related To Our Business

We expect to incur future operating losses and may not achieve profitability.

        We have experienced significant operating losses each year since our inception and we expect to incur an operating loss in 2010. As of December 31, 2009, we had an accumulated deficit of approximately $310.6 million. Our losses have resulted principally from costs incurred in research and development and product marketing and from general and administrative costs associated with our operations. These costs have exceeded our cumulative cash proceeds which, to date, have been generated principally from product sales, collaborative research and development agreements, technology access fees, license fees, litigation settlement proceeds and interest income on cash and investment balances. To achieve profitability, we will need to generate and sustain higher revenue than we have to date, while achieving reasonable costs and expense levels. We may not be able to generate enough revenue to achieve profitability. We may not achieve or maintain reasonable costs and expense levels. Even if we become profitable, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we fail to achieve profitability within the timeframe expected by securities analysts or investors, the market price of our common stock will likely decline.

Our LabChip products may not achieve widespread market acceptance, which could cause our revenue to grow slowly or decline and make it more difficult for us to achieve or maintain profitability.

        The commercial success of our LabChip products depends upon market acceptance of the merits of our drug discovery and automated electrophoresis separations systems by pharmaceutical and biotechnology companies, academic research centers and other companies that rely upon laboratory experimentation. Although our microfluidic drug discovery and automated electrophoresis systems have been marketed and sold commercially for over ten years, their accuracy, reliability, ease-of-use and commercial value have not yet gained widespread commercial acceptance. During 2008, we introduced a wholly redesigned automated electrophoresis separations system, the LabChip GX and LabChip GXII. Although the market reaction to our new LabChip GX systems during 2009 was positive, if these systems do not continue to gain further market acceptance, our revenue may grow more slowly than expected or decline.

        Our strategy for our microfluidic-based screening products, such as the EZ Reader, and LabChip GX systems, depends upon the early users of these systems buying additional units as they spread the adoption of this technology throughout their organizations worldwide. New customers for our LabChip GX systems may wait for indications from these early users that our drug discovery and automated electrophoresis separations systems work effectively and generate substantial benefits. If the early users of our EZ Reader and LabChip GX instrument systems do not endorse the further adoption of these systems because they fail to generate the expected quantities and quality of data, are too difficult or costly to use, or are otherwise deficient in meeting the needs of these customers, further sales of these systems to these early users may be limited, and sales to new users will be more difficult.

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

  •
  our ability to develop new LabChip instrument systems designed for new applications; and

  •
  our ability to penetrate the market for secondary kinase screening with our EZ Reader systems and ProfilerPro reaction ready plates.

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

        We cannot assure you that our IVIS imaging systems will achieve widespread market acceptance in a timely manner or at all, or to a degree that will allow our business to achieve success.

Failure to maintain our credit facility borrowing base, raise additional capital or generate the significant capital necessary to expand our operations and invest in new products could reduce our ability to compete and result in lower revenue.

        We anticipate that our existing capital resources, including amounts available under our credit facility, together with the revenue to be derived from our commercial partners and licensees and from commercial sales of our products and services, will enable us to maintain currently planned operations through at least March 31, 2011. However, this expectation is based on our current operating plan, and our ability to maintain our borrowing base and remain in compliance with various covenants of our bank credit facility, which may change as a result of many factors, including conditions in the market for our products and services as well as the prospect of future acquisitions or other investing activities that could require substantial additional financing. Consequently, we may need additional funding sooner than anticipated. The virtually unprecedented turmoil in the world's financial markets, which began in 2008 and continued through 2009, may make it difficult or impossible for us to raise additional capital. Our inability to raise needed capital would seriously harm our business and product development efforts. Alternatively, in the event that we are able to do so, we may choose to raise additional capital due to market conditions or strategic considerations even if we believe that we have sufficient funds for our current or future operating plans. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of these securities could result in dilution to our stockholders.

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

        On December 11, 2009, we entered into a First Loan Modification Agreement with a bank, amending our credit facility, which is reflected by the Second Amended and Restated Loan and Security Agreement dated as of March 6, 2009. We utilize the credit facility as a source of capital for ongoing operations and working capital needs. The principal effect of this modification was to extend the maturity date of the credit facility from November 30, 2010 to April 1, 2011. The modification also established financial covenants for us for the quarter ending March 31, 2011, as well as modified certain of the existing financial reporting covenants that are tested as of the last day of each quarter. The Agreement is filed as an exhibit to this Annual Report on Form 10-K.

        The credit facility with the bank permits us to borrow up to $25 million in the form of revolving loan advances, including up to $5 million in the form of letters of credit. Principal borrowings under the credit facility accrue interest at a floating annual rate equal to the prime rate plus one percent if our unrestricted cash held at the bank exceeds or is equal to $20 million, or prime plus two percent if our unrestricted cash held at the bank is below $20 million. Under the credit facility, we are permitted to borrow up to $25 million, subject to a borrowing base limit consisting of (a) 80% of Eligible Accounts Receivable, as defined in the credit facility, plus (b) the lesser of 70% of our unrestricted cash at the bank or $12 million; provided, that on each of the first three business days and each of the last three business days of each fiscal quarter, the borrowing base is (a) 80% of eligible accounts receivable, as defined, plus (b) the lesser of 90% of our unrestricted cash at SVB or $12 million.

        The credit facility contains traditional lending and reporting covenants through the maturity date, including certain financial covenants applicable to Caliper's liquidity and earnings that are tested as of the last day of each quarter. The credit facility includes rights for the bank to accelerate the maturity of the debt, lower the borrowing base or stop making advances, if the bank determines, based upon its good faith business judgment, that events or conditions may adversely affect the value of the collateral securing the credit facility or our ability to repay amounts outstanding under the credit facility. The credit facility also includes several potential events of default such as payment default, material adverse change conditions and insolvency conditions that could cause interest to be charged at the interest rate in effect as of the date of default plus two percentage points, or in the event of any uncured events of default (including non-compliance with liquidity and earnings financial covenants), could result in the bank's right to declare all outstanding obligations immediately due and payable.

        Our ability to remain in compliance with applicable loan covenants through the credit facility's maturity in April 2011 depends upon our ability to achieve results that are materially consistent with our internal operating plans. If a material adverse change occurs within our business, or we fail to achieve our anticipated operating results, we may become in default of one or more covenants under the credit facility, which would require us to ask the bank to waive the covenants and these waivers may or may not be granted. If such events were to occur, we have no alternative committed sources of capital.

We receive significant revenue from out-licensing our patent estates for microfluidic technology and in vivo optical imaging methods, and may not be able to replace such revenue upon the expiration of those patents.

        We own or exclusively in-license a number of patents for which we have received significant revenue by out-licensing such patents to third parties, including the patents for in vivo optical imaging methods that we exclusively in-license from Stanford University mentioned above, as well as patents in our extensive microfluidics technology patent estate. Certain of these patents will begin to expire in the next four- to eight-year period, and our revenue growth rate will be adversely impacted by the loss of license revenue as these patents expire, especially if we are not be able to develop new products or new technologies for out-licensing that can be used to offset the decline in license revenue due to the expiration of our existing patents.

We receive significant licensing revenue from commercial users of our patented in vivo optical imaging methods, and our ability to continue to receive this licensing revenue in the future will depend upon our ability to convince commercial users of the value of our patented imaging methods and our ability to enforce and defend the validity of such patents.

        We exclusively in-license from Stanford University a portfolio of patents covering a broad range of methods for in vivo, noninvasive imaging of light generated from within mammals, which portfolio of patents include U.S. Patent No. 5,650,135 and a number of other patents that issued from continuation applications relating to the '135 patent. The patents in this portfolio cover broad methods of in vivo imaging of generated light. We actively out-license these patents to entities performing preclinical drug discovery and development research. These licenses, in the case of commercial entities, require the payment of fees in order to perform the patented imaging methods. Our ability to maintain and increase the revenue we obtain from this licensing program will depend upon our continuing ability to convince researchers of the value of these patented imaging methods, as well as our ability to successfully defend the validity of the patents in this portfolio. It is possible that entities will seek to invalidate one or more patents included in this portfolio, either through litigation or through a reexamination process with the USPTO to challenge the patentability of the patent claims. For example, in November 2007 VisEn Medical filed a request with the USPTO for an inter partes reexamination of U.S. Patent No. 7,255,851. In January 2008, the USPTO granted VisEn's request for a reexamination of the '851 patent, and in February 2009 the USPTO issued an "Action Closing Prosecution" which rejected the claims of the '851 patent. The rejected claims of the '851 patent were substantially different from the claims in the remaining patents in the '135 patent family. However, there can be no assurance that one or more of the other patents included in our in vivo imaging patent portfolio could be held to be invalid, or the scope of their claim coverage could be a narrowed through similar legal action taken by other competitors. If this occurs, our revenue from out-licensing this portfolio may decline.

Because we receive revenue principally from pharmaceutical and biotechnology companies and biomedical research institutions, the current economic conditions faced by and regulatory requirements imposed upon those companies and institutions, as well as their capital spending policies, may have a significant effect on the demand for our products.

        We market our products to pharmaceutical and biotechnology companies and to academic and other biomedical research institutions, and the changes to capital spending policies of these entities could have a significant effect on the demand for our products. These policies vary significantly among different customers and are based on a wide variety of factors, including the resources available for purchasing research equipment, the spending priorities among various types of research companies and the policies regarding capital expenditures. In particular, economic conditions and regulatory requirements faced by pharmaceutical and biotechnology companies have at certain times directly affected their capital spending budgets. In addition, continued consolidation within the pharmaceutical industry, including the cost reductions often implemented during such consolidations, will likely delay and may potentially reduce capital spending by pharmaceutical companies involved in such consolidations. During the past several years, many of our customers and potential customers, particularly in the biopharmaceutical industry, have reduced their capital spending budgets because of generally adverse prevailing economic conditions, consolidation in the industry and increased pressure on the profitability of such companies, due in part to competition from generic drugs. If our customers and potential customers do not increase their capital spending budgets, because of continuing adverse economic conditions or further consolidation in the industry, we could face weak demand for our products. Similarly, a decrease in the availability of grant money, as well as reductions in the value of university endowments due to recent significant worldwide declines in the value of financial and real estate assets, may impact our sales to academic customers. Developments involving safety issues for widely used drugs, including actual and/or threatened litigation, also may affect capital spending by pharmaceutical companies. Any decrease or delay in capital spending by life sciences or chemical companies or biomedical researchers could cause our revenue to decline and harm our profitability.

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

        In order to protect or enforce our patent rights, we may initiate patent infringement litigation against third parties. For example, in January 2009 we initiated litigation against Shimadzu Corporation and its U.S. subsidiary alleging that Shimadzu's importing, marketing and selling of its MCE-202 MultiNA microchip electrophoresis system infringes 11 different U.S. patents owned by us, and in February 2010, we and Stanford University filed a complaint against Carestream Health, Inc. seeking a finding of willful infringement against Carestream based on Carestream's ongoing and unauthorized use of a number of U.S. patents that we exclusively license from Stanford University. Patent infringement lawsuits tend to be expensive, take significant time and can divert management's attention from other business concerns. This risk is exacerbated by the fact that the other parties involved in the lawsuits may have access to substantially greater financial resources than we have to conduct such litigation. These lawsuits put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing. Additionally, we may suffer reduced instrumentation sales and/or license revenue as a result of pending lawsuits or following final resolution of lawsuits. Further, these lawsuits may also provoke these third parties to assert claims against us. Attempts to enforce our patents may trigger third party claims that our patents are invalid. We may not prevail in any of these suits and any damage or other remedies awarded to us, if any, may not be commercially valuable. During the course of these suits, there may be public announcements of results of hearings, motions and other interim proceedings or developments in the litigation. If securities analysts or others perceive any of these results to be negative, such perception could cause our stock price to decline.

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

  •
  our due diligence process may fail to identify significant issues with product quality, product architecture and legal contingencies, among other matters; and

  •
  revenues to offset increased expenses associated with acquisitions may be insufficient.

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

Business divestitures may have unexpected consequences or impose additional costs on us.

        Business divestitures involve significant risks, including the fact that indemnification requirements could result in a reduction of expected proceeds from the sale transaction. In addition, the sale of certain components of our business could reduce future operating cash flows, and increase our reliance on growth in our core remaining business operations to make up for reductions in revenues, operating gross margin and cash flows. Business divestitures may also negatively impact the price of our common stock. We cannot assure you that future business divestitures will be successful and will not adversely affect our business.

The delay, termination or non-renewal of a large multi-year contract or the loss of, or a significant reduction in, sales to any of our significant customers could harm our operating results.

        We currently derive, and we expect to continue to derive, a significant percentage of our total revenue from a relatively small number of customers. If any one of these customers terminates or substantially diminishes its relationship with us, our revenue could decline significantly. We have contractual arrangements with certain customers that encompass the sale of products and licensing of imaging intellectual property pursuant to agreements that are renewable on an annual or multi-year basis. Failure to renew or the cancellation of these agreements by any one of our larger customers could result in a significant loss of revenue. In addition, in April 2007 we entered into a contract with the Environmental Protection Agency (EPA) to perform in vitro compound toxicity screening pursuant to which the EPA periodically issues task orders to us. We have experienced significant, unanticipated delays in the receipt of, or authorization to initiate work with respect to, certain orders under the EPA contract. If the EPA experiences a reduction in its federal funding, elects not to proceed with the program or elects to reduce the number of compounds to be screened by us pursuant to this contract, our revenue may decline or grow more slowly than we currently expect.

The temporary or permanent closure of a leased facility could harm our operating results.

        We currently manufacture our products in various leased facilities. We rely on a single manufacturing location to produce our microfluidic chips in Mountain View, California, and a single manufacturing location in Hopkinton, Massachusetts to produce laboratory automation, microfluidic instrument, imaging and robotics systems, with no alternative facilities. We rely on our facility in Alameda, California to produce Bioware cells and microorganisms. Our in vitro screening services are performed at a single facility located in Hanover, Maryland. These facilities and some pieces of manufacturing equipment are difficult to replace and could require substantial replacement lead-time. If any of our facilities are closed on a temporary or permanent basis, our revenue could decline significantly.

Our success will depend partly on our ability to operate without infringing or misappropriating the proprietary rights of others.

        We may be exposed to future litigation by third parties based on claims that our products or services infringe the intellectual property rights of others. This risk is exacerbated because there are numerous issued and pending patents in the life sciences industry and the validity and breadth of life sciences patents involve complex legal and factual questions. Our competitors may assert that their U.S. or foreign patents may cover our products and the methods we employ. For example, until February 2008 we were involved in patent litigation with AntiCancer, Inc. in which AntiCancer had alleged that we have infringed certain of its patents. Although this litigation was resolved through a settlement and cross-license agreement between the parties, there can be no assurance that we will be able to settle other infringement claims on a favorable basis in the future. Also, because patent applications can take many years to issue, there may be currently pending applications of which we are unaware that may later result in issued patents that our products may infringe. There could also be existing patents of which we are not aware that one or more of our products may inadvertently infringe.

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

        We rely on licenses to use various technologies that are material to our business, including licenses, with sublicense rights, to certain microfluidic technologies and in vivo imaging methods, licenses to the use of certain biological materials, and licenses to engineer and commercialize transgenic animals. We do not own the patents that underlie these licenses. Our rights to use these technologies and employ the inventions claimed in the licensed patents are subject to the continuation of compliance with the terms of those licenses. In some cases, we do not control the prosecution or filing of the patents to which we hold licenses, or the enforcement of these patents against third parties. For example, under the Promega Corporation and The Regents of the University of California licenses for one or more patented forms of firefly luciferase used in our Bioware cell lines and LPTA animal models, we do not have the right to enforce the patent, and neither licensor is obligated to do so on our behalf. Certain of our licenses contain diligence obligations, as well as provisions that allow the licensor to terminate the license upon specific conditions. Some of the licenses under which we have rights, such as our licenses from the University of Pennsylvania and from UT Battelle for certain microfluidic technologies, and from Stanford University for certain optical imaging methods, provide us with exclusive rights in specified fields, including the right to enforce the licensed patents, but the scope of our rights and obligations under these and other licenses may become subject to dispute by our licensors or third parties. For example, in 2006, Stanford raised an issue regarding the scope of products that we sell which are subject to the royalty provisions of our Stanford license agreement. Although we believe Stanford's interpretation of the license agreement is incorrect, as a result of Stanford's view of the license agreement we may amend the license agreement to change the royalties we pay to Stanford for future sales. The amendment may also include the payment of back royalties to Stanford for products we have already sold. While we have not discussed with Stanford the specific terms and conditions of an amendment or the amount of any back royalty payments, any increase in the royalties we pay to Stanford would negatively impact our gross margins.

Our tax net operating losses and credit carryforwards may expire if we do not achieve or maintain profitability, or if tax regulations are changed such that they no longer allow previously generated tax net operating losses to be utilized.

        As of December 31, 2009, we had federal and state net operating loss carryforwards of approximately $282.7 million and $123.1 million, respectively. We also had federal and state research and development tax credit carryforwards of approximately $7.9 million and $5.1 million, respectively. The federal net operating loss and credit carryforwards will expire at various dates through 2028 if not utilized. The current remaining state net operating losses have varying expiration dates through 2029. In 2009, the State of California suspended the use of net operating losses by corporations to reduce taxable net income which is apportioned to California. In 2009, we incurred a state tax liability in California as a result of not being able to utilize previously generated losses. As of December 31, 2009, our California tax net operating losses amounted to $44.5 million.

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

        We use original equipment manufacturers, or OEMs, to supply various components of our IVIS imaging systems, including the cameras, imaging chambers, and certain subassemblies, filters and lenses. We obtain these key components from a small number of sources. For example, the lens for our IVIS Spectrum is obtained from a single source on a purchase order basis, and the CCD cameras for all of our IVIS imaging systems are obtained from a single source pursuant to a binding supply agreement. From time to time, we may experience delays in obtaining components from certain of our suppliers, which may have a negative impact on our ability to produce imaging systems. In the event of a disruption or discontinuation in supply, we believe that alternative sources for certain of these components would not be available on a timely basis, which would disrupt our operations and impair our ability to manufacture and sell our IVIS imaging systems.

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

  •
  increases in prices of key components.

Accounting for the potential impairment of goodwill and other intangible assets may have a significant adverse effect on us.

        In accordance with the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 360, Accounting for the Impairment or Disposal of Long-Lived Assets, we assess the recoverability of identifiable intangibles with finite lives and other long-lived assets, such as property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In accordance with FASB ASC 350, Goodwill and Other Intangible Assets, goodwill and intangible assets with indefinite lives from acquisitions are evaluated annually, or more frequently, if events or circumstances indicate there may be an impairment, to determine whether any portion of the remaining balance of goodwill and indefinite lived intangibles may not be recoverable. If it is determined in the future that a portion of our goodwill and other intangible assets is impaired, we will be required to write off that portion of the asset according to the methods defined by FASB ASC 360 and FASB ASC 350, which will have an adverse effect on our reported GAAP net income for the period in which the write-off occurs.

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

        Goodwill is not amortized, but is reviewed for impairment at least annually. The results of this year's impairment test are as of a point in time. If the future growth and operating results of our business are not as strong as anticipated and/or our market capitalization declines further, this could impact the assumptions used in calculating the fair value in subsequent years. To the extent goodwill is impaired in future periods, its carrying value will be further written down to its implied fair value and a charge will be made to our earnings. Such an impairment charge would materially and adversely affect our GAAP reported operating results. As of December 31, 2009, we had recorded goodwill and other intangibles of $46.2 million in our consolidated balance sheet.

        In the fourth quarter of 2009, we recorded an impairment charge of $0.4 million related to certain intangible assets of NovaScreen based upon our annual impairment assessment. As a result of the assessment, there were indicators of impairment which required analysis on the fair value of the NovaScreen asset group, which primarily included working capital, fixed assets and intangible assets. We completed our assessment of fair value relative to the NovaScreen asset group which resulted in the impairment of the NovaScreen developed technologies. The results of the impairment test are as of a point in time. If the future growth and operating results of the NovaScreen asset group are not as strong as anticipated, this could impact the assumptions used in calculating the fair value in subsequent years.

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

        We rely on a single manufacturing location to produce our microfluidic chips and drug discovery systems, and a single location to produce laboratory automation, imaging and robotics systems, with no alternative facilities. We rely principally on our facility in Alameda, California to produce Bioware cells and microorganisms. These facilities and some pieces of manufacturing equipment are difficult to replace and could require substantial replacement lead-time. Our manufacturing facilities may be affected by natural disasters, such as earthquakes and floods. Earthquakes are of particular significance because our LabChip product manufacturing facility is located in Mountain View, California, an earthquake-prone area. In the event that our existing manufacturing facilities or equipment are affected by man-made or natural disasters, we would be unable to manufacture products for sale, meet customer demands or meet sales projections, which would harm our business.

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

        Our research and development processes, our anesthesia systems used with our optical imaging systems to anesthetize the animals being imaged, and our general biology operations involve the controlled storage, use and disposal of hazardous materials including, but not limited to, biological hazardous materials and radioactive compounds. We are subject to federal, state and local regulations governing the use, manufacture, storage, handling and disposal of these materials and waste products. Although we believe that our safety procedures for handling and disposing of these hazardous materials comply with the standards prescribed by law and regulation, the risk of accidental contamination or injury from hazardous materials cannot be completely eliminated. In the event of an accident, we could be held liable for any damages that result, and any liability could exceed the limits or fall outside the coverage of our insurance. We currently maintain a limited pollution cleanup insurance policy in the amount of $2.0 million. We may not be able to maintain insurance on acceptable terms, or at all. We could be required to incur significant costs to comply with current or future environmental laws and regulations.

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

        Our stock has been trading on the NASDAQ Global Market since mid-December 1999. We initially offered our common stock to the public at $16.00 per share. Since then our stock price has been extremely volatile and has ranged, through February 28, 2010 from a high of approximately $202.00 per share on March 2, 2000 to a low of $0.63 per share on November 21, 2008. Our stock price may drop substantially following an investment in our common stock. We expect that our stock price will remain volatile as a result of a number of factors, including:

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

        Our business locations as of December 31, 2009 were as follows:

Location	Principal Activities	Square Footage	Lease Expiration
Corporate Headquarters Hopkinton, MA	—Manufacturing	108,000 occupied	December 2015; plus two
	—Research & development	19,000 idled	5-year renewal options
	—Selling, general and administrative	11,000 sublet
Functions
Mountain View, CA	—LabChip Manufacturing	17,000 occupied	November 2013; plus option
		26,300 idled	for 5-year renewal
Alameda, CA	—Molecular imaging, microfluidic	53,000 occupied	March 2019
	and biology research and	24,000 sublet
development
Hanover, MD	—In vitro services business	47,000 occupied	February 2017
(office and laboratory space)
St. Louis, MO	—Idled facility	25,000 (100% sublet)	April 2010
International	—Sales and service operations	Approximately 31,000	Various through 2019
	—General and administrative	in the aggregate
Functions

Item 3.   Legal Proceedings

        Commencing on June 7, 2001, Caliper and three of its then officers and directors (David V. Milligan, Daniel L. Kisner and James L. Knighton) were named as defendants in three securities class action lawsuits filed in the United States District Court for the Southern District of New York. The cases have been consolidated under the caption, In re Caliper Technologies Corp. Initial Public Offering Securities Litigation, 01 Civ. 5072 (SAS) (GBD). Similar complaints were filed against approximately 300 other public companies that conducted initial public offerings of their common stock during the late 1990s (the "IPO Lawsuits"). On August 8, 2001, the IPO Lawsuits were consolidated for pretrial purposes before United States Judge Shira Scheindlin of the Southern District of New York. Together, those cases are denominated In re Initial Public Offering Securities Litigation, 21 MC 92(SAS). On April 19, 2002, a Consolidated Amended Complaint was filed alleging claims against Caliper and the individual defendants under Sections 11 and 15 of the Securities Act of 1933, and under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as well as Rule 10b-5 promulgated thereunder. The Consolidated Amended Complaint also names certain underwriters of Caliper's December 1999 initial public offering of common stock as defendants. The Complaint alleges that these underwriters charged excessive, undisclosed commissions to investors and entered into improper agreements with investors relating to aftermarket transactions. The Complaint seeks an unspecified amount of money damages. Caliper and the other issuers named as defendants in the IPO Lawsuits moved on July 15, 2002, to dismiss all claims on multiple grounds. By Stipulation and Order dated October 9, 2002, the claims against Messrs. Milligan, Kisner and Knighton were dismissed without prejudice. On February 19, 2003, the Court granted Caliper's motion to dismiss all claims against it. Plaintiffs were not given the right to replead the claims against Caliper. In March 2009, all of the plaintiffs, underwriters and issuers involved in this litigation entered into a new global settlement agreement. On October 5, 2009, Judge Scheindlin issued an Opinion and Order approving the settlement agreement, which requires no payment by Caliper or any of the other issuers. Several appeals were filed and remain pending with respect to the October 5, 2009 Opinion and Order. On November 30, 2009 an Order and Final Judgment with respect to the cases brought against Caliper was filed with the Court. No appeals relating to this Order and Final Judgment were filed during the following 30-day appeal period. As a result, the dismissal of the claims asserted against Caliper is now final.

        On January 23, 2009, Caliper filed a patent infringement suit against Shimadzu Corporation and its U.S. subsidiary, Shimadzu Scientific Instruments, Inc., in the United States District Court for the Eastern District of Texas. The complaint was promptly served upon Shimadzu's U.S. subsidiary, and subsequently served on Shimadzu Corporation in Japan. In this suit, Caliper alleges that Shimadzu's MCE-202 MultiNA instrument system, which performs electrophoretic separations analysis of nucleic acids, infringes 11 different U.S. patents owned by Caliper. In its answer to this complaint, Shimadzu denied infringement of any valid claim of any of the 11 patents asserted against Shimadzu by Caliper, and alleged that each patent asserted by Caliper is invalid and/or unenforceable. Caliper filed its preliminary infringement contentions with the Court on February 10, 2009, and Shimadzu filed its preliminary invalidity contentions with the Court on July 23, 2009. In March 2010, Caliper entered into a settlement agreement with Shimadzu pursuant to which Caliper agreed to dismiss its complaint against Shimadzu and Shimadzu agreed to discontinue sales of the MCE-202 MultiNA system in the United States.

        On July 13, 2009, HandyLab, Inc., a private company based in Ann Arbor, Michigan, filed a complaint against Caliper in United States District for the Court Eastern District of Michigan, Southern Division, seeking declaratory judgment that either (i) HandyLab's Raider™ and Jaguar™ systems and related consumable products do not infringe 13 patents owned or licensed by Caliper and/or (ii) the claims of the 13 patents identified in HandyLab's complaint are invalid. The complaint filed by HandyLab did not contain any other claims against Caliper. On August 6, 2009, HandyLab and

Caliper entered into a Standstill and Tolling Agreement pursuant to which the parties agreed to postpone the formal service of the complaint filed by HandyLab or the filing or commencement of new claims concerning HandyLab's products or either party's microfluidic technology while the parties discuss a potential licensing arrangement. In November, 2009, HandyLab was acquired by Becton Dickinson & Company ("BD"). In December, 2009, Caliper entered into a settlement agreement with BD pursuant to which Caliper granted a non-exclusive license to BD, BD agreed to pay to Caliper a license fee and royalties based on BD's future sales of licensed products, and BD agreed to a dismissal of its complaint against Caliper.

        On February 23, 2010, Caliper, its wholly owned subsidiary Xenogen Corporation, and Stanford University filed a complaint against Carestream Health, Inc. ("Carestream") for patent infringement in the U.S. District Court for the Eastern District of Texas. In the suit, Caliper, Xenogen and Stanford University seek a finding of willful infringement by Carestream, compensatory damages, a trebling due to willfulness, a permanent injunction and attorneys' fees against Carestream for the ongoing, unauthorized and willful use of a number of United States patents that Caliper, through Xenogen, exclusively licenses from Stanford University. This complaint was served on Carestream on February 26, 2010. Carestream's answer to this complaint is due to be filed by Carestream on March 19, 2010.

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

Item 4.    Reserved

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

        Our common stock is traded on the NASDAQ Global Market under the symbol "CALP." The following table shows the high and low close prices per share of our common stock as reported by the NASDAQ Global Market for the periods indicated.

	High	Low
Fiscal 2009:
First Quarter	$1.62	$0.78
Second Quarter	$1.91	$0.94
Third Quarter	$3.01	$1.41
Fourth Quarter	$2.92	$2.12
Fiscal 2008:
First Quarter	$5.58	$3.67
Second Quarter	$4.15	$2.59
Third Quarter	$4.19	$2.24
Fourth Quarter	$3.12	$0.81

Stockholders

        As of February 28, 2010, there were approximately 295 holders of record of the 49,325,480 outstanding shares of our common stock.

Dividends

        We have never declared or paid any dividends on our capital stock. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business. Although we have no restrictions on paying cash dividends, we do not anticipate paying any cash dividends in the foreseeable future.

Unregistered Sales of Securities

        There were no sales of unregistered securities during the year ended December 31, 2009.

Issuer Purchases of Equity Securities

        None.

Performance Graph.

        The following graph shows the total stockholder return of an investment of $100 in cash on December 31, 2004 for (i) Caliper's common stock, (ii) the NASDAQ Composite Index, (iii) The

Caliper Peer Group and (iv) the NASDAQ Pharmaceutical Index. All values assume reinvestment of the full amount of all dividends and are calculated as of December 31 of each year:

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2009

        This Section is not "soliciting material," is not deemed "filed" with the SEC and is not to be incorporated by reference in any filing of Caliper under the 1933 Act or the 1934 Act whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

        In 2009, a new, expanded Peer Group was selected, which we believe shows a more accurate comparison to our peers. Our Old Peer Group consisted of the following companies, listed by ticker symbol: A, AFFX, BEC, BIO, HBIO, MDZ, PKI and TMO. Our New Peer Group consists of the following companies, listed by ticker symbol: A, AFFX, BEC, BIO, HBIO, LIFE, LMNX, PKI and TMO.

Item 6.    Selected Financial Data

        The following table sets forth selected consolidated financial data for each of our last five fiscal years. The selected financial data for each of the five years in the period ended December 31, 2009 have been derived from the consolidated financial statements of the Company, which financial statements have been audited by Ernst & Young LLP, independent registered public accounting firm. The aforementioned consolidated financial statements and the report thereon are included elsewhere in this Annual Report on Form 10-K. This data should be read in conjunction with the detailed information, financial statements and related notes, as well as "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7. The historical results are not necessarily indicative of the results of operations to be expected in the future.

	Years Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except share data)
Statements of Operations Data(1)(2):
Revenues	$130,412	$134,054	$140,707	$107,871	$87,009
Costs and expenses	142,616	203,585	164,535	137,856	101,558

Operating loss	(12,204)	(69,531)	(23,828)	(29,985)	(14,549)
Interest income (expense), net	(681)	(794)	(547)	478	895
Other income (expense), net	4,879	2,640	579	469	(689)
Loss before income taxes	(8,006)	(67,685)	(23,796)	(29,038)	(14,343)
Benefit (provision) for income taxes	(219)	(607)	(284)	104	(114)
Net loss	$(8,225)	$(68,292)	$(24,080)	$(28,934)	$(14,457)
Net loss per common share, basic and diluted	$(0.17)	$(1.42)	$(0.51)	$(0.75)	$(0.46)
Shares used in computing net loss per common share, basic and diluted	48,896	48,114	47,301	38,743	31,313

	As of December 31,
	2009	2008	2007	2006	2005
	(In thousands)
Balance Sheet Data(1)(2):
Cash, cash equivalents, marketable securities and short-term restricted cash	$38,047	$26,701	$18,955	$24,937	$31,704
Total assets	134,472	143,078	207,929	225,053	158,209
Total stockholders' equity	73,010	76,738	141,186	157,409	118,438

(1)
The statement of operations data includes the results of NovaScreen beginning October 3, 2005, and the results of Xenogen beginning August 9, 2006, the respective dates of these acquisitions. The balance sheet data incorporates the effects of these acquisitions as of December 31 of the year in which each respective acquisition was completed.

(2)
The statement of operations data excludes the results of the PDQ and AutoTrace product lines beginning November 10, 2008, the date of these divestitures. The statement of operations data also excludes the results of the Xenogen Biosciences operations beginning December 11, 2009, the date of this divestiture. The balance sheet data incorporates the effects of these divestitures as of December 31 of the year in which each respective divestiture was completed.

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

        We believe that increasing the clinical relevance of drug discovery experimentation, whether at early stage, lower cost in vitro (in an artificial environment) testing or later stage, more expensive, preclinical in vivo (in a living organism) testing, will have a profound impact in helping our customers to determine the ultimate likelihood of success of drugs in treating humans. With enabling offerings in both the in vitro and in vivo testing arenas, and a unique strategy of enhancing the "bridge" or linkages between in vitro and in vivo research testing and between research testing and clinical diagnostic testing, we expect to continue to address growing, unmet needs in the market and drive on-going demand for our products and services. These market needs are underscored by key challenges that face the pharmaceutical and biotechnology industry, including late-stage drug failures and unforeseen side effects coming to light late in the development process or even after drugs are on the market.

        We offer an array of products and services, many of which are based on our own proprietary technologies, to address critical experimental needs in drug discovery and preclinical development. Our technologies are also enabling for other life sciences applications beyond drug discovery, such as environmental-related testing, and in applied markets such as agriculture and forensics. We also believe that our technology platforms may be able to provide ease of use, cost and data quality benefits for certain in vitro and in vivo diagnostic applications.

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

  •
  The Imaging business holds, we believe, a global leadership position in the high-growth optical molecular imaging market. Principal activities of this business area include the expansion of the IVIS imaging instrument system and related reagent product lines, development of new therapeutic area applications and facilitating additional imaging modalities.

  •
  The Research business area is responsible for utilizing Caliper's core automation and microfluidic technologies to address an expanding array of opportunities in drug discovery and life science research, including molecular biology sample preparation and analysis for genomics, proteomics, diagnostics, cellular screening and forensics.

  •
  The CDAS business area is responsible for expanding drug discovery collaborations and alliances, and increasing sales of drug discovery services. The focus of CDAS is to capitalize on market "outsourcing" trends, and to offer complementary services to Caliper's Imaging and Research platform solutions.

2009 Key Highlights

XenBio Divestiture

        On December 11, 2009, we completed the sale of our preclinical in vivo contract research services operations, Xenogen Biosciences Corporation (XenBio), to Taconic Farms Inc., which is one of the largest providers of rodents for laboratory use in the world. XenBio was a wholly-owned subsidiary of Xenogen Corporation which we acquired in August 2006. The transaction strengthens our IVIS imaging tools business, and represents another step in our continuing strategy to divest non-core assets in order to further enhance our focus on our core products, applications and services strengths. In connection with this divestiture, we granted Taconic distribution rights to supply our LPTA models for our IVIS customers. The transaction price was $10.8 million, which included $9.7 million in cash paid to us at closing together with $1.1 million placed into an escrow account until April 30, 2011. We realized a $4.2 million gain on the sale of XenBio based upon the net proceeds received to date, which excludes the $1.1 million escrow, in excess of total divested net assets.

2009 Summary Financial Performance

        Our total revenues for 2009 declined by approximately $3.7 million to $130.4 million, from $134.1 million in 2008 as a result of recent strategic divestitures. The divestiture of our former PDQ and AutoTrace product lines in November of 2008 and, to a lesser extent, our XenBio operations in December of 2009 accounted for $11.9 million of revenue decline. Excluding the revenue impact of divestitures, total revenue for our ongoing business operations increased by approximately $8.2 million, or 7% in comparison to revenues in 2008 (see non-GAAP revenue table and related discussion below). This $8.2 million increase included revenue increases in our Research and Imaging business units of $5.1 million and $6.2 million, respectively, offset by a decline in revenue from our in vitro contract research services of approximately $3.1 million.

  •
  Product gross margins increased to 42% in 2009 versus 39% in 2008. This improvement resulted from favorable product mix changes toward higher gross margin instruments (LabChip and

    IVIS), increased revenue from consumable sales, and lower material costs resulting from low-cost product sourcing initiatives.

  •
  Service gross margins decreased to 32% in 2009 from 34% in 2008 due principally to reduced sales experienced by our NovaScreen operation which resulted in reduced cost leverage.

  •
  Research and development operating expenses decreased $2.0 million in 2009 in comparison to 2008. Of this decrease, approximately $0.4 million resulted from divestitures (principally the sale of the PDQ product line in the fourth quarter of 2008). The remaining $1.6 million of decreased spending resulted from the full year benefit of consolidation and cost reduction efforts implemented in 2008.

  •
  Selling, general and administrative operating expenses decreased by $4.1 million in 2009 in comparison to 2008. Of this decrease, approximately $0.8 million resulted from divestitures (principally the sale of the PDQ product line in the fourth quarter of 2008). The remaining $3.3 million of decreased spending was comprised of $0.5 million from lower personnel costs related to cost reduction initiatives designed to align our business along strategic business units (net of a $2.1 million increase in provisions for bonuses based on 2009 performance), $1.0 million in reduced travel spending and $1.8 million in reductions of all other operating costs.

  •
  During 2009, we recorded a net restructuring charge of $0.7 million. The net charge was comprised of a $1.0 million charge in the third quarter of 2009 to consolidate our Hopkinton, Massachusetts manufacturing facility, a $0.9 million charge in the fourth quarter of 2009 to correct our future sublease income assumptions relating to our Mountain View, California facility, and a $1.2 million credit in the fourth quarter of 2009 recorded to correct an error in the original measurement of restructuring charges which were recorded in 2008 (see Note 17 in the Notes to the Consolidated Financial Statements for further discussion).

  •
  Net loss for 2009 was $8.2 million, or $0.17 per share, compared to net loss of $68.3 million, or $1.42 per share in 2008. The decrease in net loss was primarily due to the goodwill impairment charge of $43.4 million that was taken in 2008 and other factors discussed above.

Revenue Performance by Strategic Business Unit

        The table below provides a reconciliation of our GAAP basis revenue to pro forma non-GAAP revenue results for 2009 and 2008, after giving effect to the divestures of the PDQ and AutoTrace product lines which occurred in 2008 and the divestiture of XenBio in December 2009. We believe this reconciliation provides a useful comparison for evaluating revenue performance between fiscal periods, but these non-GAAP comparisons are not intended to substitute for GAAP financial measures.

	Year Ended December 31,
	GAAP		Non-GAAP Adjustments(1)		Non-GAAP
			(in thousands)
							GAAP % Chg	Non- GAAP % Chg(2)
	2009	2008	2009	2008	2009	2008
Imaging	$51,837	$45,765	$(215)	$(342)	$51,622	$45,423	13%	14%
Research	62,706	68,519	(342)	(11,308)	62,364	57,211	(8)%	9%
CDAS	15,869	19,770	(10,127)	(10,896)	5,742	8,874	(20)%	(35)%

Total revenue	$130,412	$134,054	$(10,684)	$(22,546)	$119,728	$111,508	(3)%	7%

(1)
For purposes of comparing growth rates for each of the three principal areas of our business, the above non-GAAP table reconciliations exclude revenues related to the PDQ and AutoTrace product lines divested in November 2008, as well as revenues related to XenBio which was divested in December 2009.

(2)
Currency effects reduced the above growth rates by 1% for both the Research and Imaging strategic business units, and by 2% on a total revenue basis for the full year.

        Imaging revenues, net of divestiture effects, increased by 14% on a Non-GAAP basis to $51.6 million during 2009 from $45.4 million during 2008. Imaging growth was driven by continued strong global demand for our IVIS instruments, including the benefit of recent product introductions which included the IVIS Kinetic and IVIS XR systems, and accessories, reagents and services which are used to profile molecular biology conditions or events in small living mammals, primarily mice, or cells.

        Research revenues, net of divestiture effects, increased by 9% on a non-GAAP basis to $62.4 million during 2009 from $57.2 million during 2008. Overall Research growth was primarily attributable to strong market demand for our LabChip GX instruments, increased revenues from microfluidic consumables (chips, kits and reagents), increased sales of our Zephyr liquid handling instrument and an increase in microfluidic contract and license revenue. We attribute our growth in each of these sources of revenue to the differentiated capabilities of our products and evolving market interest in the benefits and technological advantages of microfluidics for use in various molecular biology research application areas, such as protein characterization.

        CDAS revenues, net of divestiture effects, decreased by 35% to $5.7 million during 2009 from $8.9 million during 2008. The net decrease resulted from the completion of government services contracts which ended in 2008, resulting in a $3.0 million decline in 2009 revenue, and task order delays under our ongoing contract with the Environmental Protection Agency (EPA) related to its ToxCast screening program, comprising $1.0 million of the decrease in 2009. These revenue decreases were partially offset by in vitro commercial service revenue growth related to a large oncology project with a single customer.

Overall Economic Outlook

        During 2009, we experienced strong growth and momentum as a result of our positioning in certain markets, such as genomics and molecular imaging, where life science research spending appears to remain strong. Conversely, our CDAS business unit experienced a slowdown of revenue due principally to a revenue decline in the area of government contracts. In November 2009, we received a new task order for $1.8 million under our services contract with the EPA under its ToxCast program, but we have yet to receive definitive communication from the EPA with respect to the availability of the compounds in order for us to begin work under this task order. We had expected that our work on this order under the ToxCast program would begin early in the second quarter of 2010, and now expect that this work will be further delayed into the second half of 2010. For the most part, market demand for our products and services has not materially benefitted from the American Reinvestment and Recovery Act of 2009 (Stimulus Package), which we had hoped would stimulate even further demand from end market customers such as government and academic laboratories which draw upon NIH funding. Over the second half of 2009, we believe that there was a general easing with respect to capital equipment and outsourced services budgets. However, we remain cautious with respect to ongoing market demand in light of current general economic conditions and continuing integration among recently merged pharmaceutical companies. Aside from the timing uncertainty with respect to the EPA project, we expect that market conditions and demand for our products and services will remain relatively stable over the course of 2010, and in addition we expect that our revenues will benefit 1 to 2% from the recent weakening trend in the U.S. dollar compared to 2009, with most of this favorable currency benefit occurring in the first half of the year.

Results of Operations

Revenue

	Year Ended December 31, 2009	$ Change	% Change	Year Ended December 31, 2008	$ Change	% Change	Year Ended December 31, 2007
	(In thousands)
Product revenue	$86,149	$1,000	1%	$85,149	$2,188	3%	$82,961
Service revenue	31,471	(6,263)	(17)%	37,734	177	—%	37,557
License fees and contract revenue	12,792	1,621	15%	11,171	(9,018)	(45)%	20,189

Total revenue	$130,412	$(3,642)	(3)%	$134,054	$(6,653)	(5)%	$140,707

        Product Revenue.    Product revenue increased by $1.0 million, which was comprised of a $7.6 million increase in continuing product lines and a $6.6 million decrease due to divested product lines. This decrease principally related to revenue of our former PDQ and AutoTrace product lines which we sold in the fourth quarter of 2008. The $7.6 million increase in current product offering revenues included increases of, $5.0 million, or 16%, from 2008 Imaging product sales and $2.6 million, or 5%, from 2008 Research product sales. The Imaging product sales increase was due to a 9% increase in IVIS instrument placements as well as a 14% increase in reagent sales related to the IVIS product lines. The IVIS instrument product mix during 2009 was more heavily comprised of IVIS Spectrum and new IVIS Kinetic instruments. The combination of these two factors resulted in a higher average selling price in addition to an increase in total units sold. The increase in Research product sales was comprised of an increase in microfluidic product revenues of $5.0 million, or 29%, while automation product revenues decreased by $2.5 million, or 9%. The increase in microfluidic revenues during 2009, compared to 2008, was primarily due to (a) a $2.2 million increase in sales of our LabChip GX instruments which was driven by an increase in instrument placements (109 units in 2009 compared to 62 units in 2008); and (b) a $2.8 million, or 68%, increase in sales of microfluidic consumables (chips, kits and reagents) resulting from growth in the installed base of LabChip instruments as well as an increase in the usage of Profiler Pro consumables by a single customer in 2009. The decrease in automation product revenues during 2009 compared to 2008 was primarily due to (a) a $1.6 million decrease in revenue from sales of our Staccato Automated Workstation instruments which was primarily the result of a single system sale in the second quarter of 2008; (b) a $0.7 million decrease in TurboVap instrument sales primarily within our European distribution channel as a result of the economic climate and the fact that the majority of sales are government funded where budgets were limited in 2009; and (c) a $1.2 million decrease in other automation revenues, primarily within accessory sales for liquid handling instrumentation. These decreases were offset in part by a $0.7 million increase in sales of our Zephyr liquid handling instrument and a $0.3 million increase in sales of our RapidTrace instrument.

        Product revenue increased during 2008 compared to 2007, primarily due to strong imaging sales which increased by $2.9 million, or 10%, driven by IVIS instrument growth, including an 8% increase in instrument placements. Research product sales decreased $0.7 million, or 1%, during 2008 as compared to 2007, primarily as a result of sales decreases caused by (a) weaker sales of non-core products, including the PDQ and AutoTrace product lines, which we divested in November 2008, which decreased by $3.8 million in 2008; (b) lower revenue from kinase screening products (LabChip 3000 systems and EZ Reader instruments) due to increased competition from kinase screening outsourcing, which decreased by $0.3 million; and (c) overall decreases within our OEM relationships and other research product lines, which decreased by $2.5 million, of which $1.1 million was related to lost datapoint revenues from a single customer that is no longer in business. Offsetting these decreases within Research were (a) strong sales in our automated sample preparation solutions led by sales of

Staccato Automated Workstations and Zephyr liquid handling instruments, which increased by $4.9 million; and (b) sales of LabChip GX and GXII, our latest microfluidic benchtop instruments launched in mid-2008 for genomic sample preparation and analysis, which resulted in a $1.0 million increase.

        Service Revenue.    Service revenue decreased $6.3 million during 2009 compared to 2008, which was comprised of a $5.1 million decrease from divested service offerings and a $1.2 million net decrease from continuing service platforms. The divested service offerings decrease was comprised of $4.4 million in service contract and billable revenue associated with the divested PDQ and AutoTrace product lines that was recognized in 2008 prior to the divestiture of those businesses and $0.7 million in in vivo corporate service revenues related to the divestiture of XenBio. The $1.2 million net decrease from current offerings was comprised of a $2.7 million decrease in CDAS service revenues and a $1.5 million increase in instrument service revenues from Imaging and Research product offerings. The CDAS decrease was comprised of a $2.5 million decline in government contract services related to a contract that ended in 2008 and $1.0 million of reduced revenue under our contract with the EPA for its ToxCast screening program. These government services declines were partially offset by a $0.9 million increase in commercial in vitro screening contracts revenues which was attributed to a large oncology project with a single customer. The $1.5 million increase in instrument service revenues was primarily due to a $0.5 million increase in service contract revenues generated from the Imaging installed base, a $0.5 million increase within automation billable service revenues and a $0.5 million increase from all other service contract and billable revenues.

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

        License Fees and Contract Revenue.    License fees and contract revenue increased $1.6 million during 2009 compared to 2008 primarily from an increase in microfluidic license revenues of approximately $1.9 million, net of a decline in CDAS government grant revenues of approximately $0.5 million related to expired contracts. In general, we have experienced increased interest from biotechnology companies in obtaining access to our portfolio of microfluidic patent rights spurred by expansion of platforms which benefit from the technological advantages of microfluidics.

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

Cost of Revenue

	Year Ended December 31, 2009	$ Change	% Change	Year Ended December 31, 2008	$ Change	% Change	Year Ended December 31, 2007
	(In thousands)
Cost of
Product revenue	$49,636	$(2,542)	(5)%	$52,178	$2,418	5%	$49,760
Service revenue	21,398	(3,341)	(14)%	24,739	2,382	11%	22,357
License revenue	1,487	10	1%	1,477	(1,038)	(41)%	2,515

Total cost of revenue	$72,521	$(5,873)	(7)%	$78,394	$3,762	5%	$74,632

        Cost of Product Revenue.    Cost of product revenue decreased by $2.5 million in 2009 compared to 2008, primarily as a result of a 3.3% decrease in material costs as a percentage of sales, and to a small extent from reductions in manufacturing labor costs. The reduction in materials costs was attributable to favorable product mix changes (increased LabChip and IVIS instrument sales) and sourcing initiatives to reduce the cost of materials.

        Cost of product revenue increased during 2008 compared to 2007, primarily due to the overall increase in product sales. The impact of increased revenues, however, was further affected by higher material costs which resulted from third-party manufactured components which comprise Staccato system sales which accounted for a substantial portion of the product revenue increase as discussed above. Material costs within cost of product revenue were approximately 34.1% of sales in 2008 versus 33.6% in 2007, while other variable product costs were approximately 10.7% of product sales versus 9.0% in 2007, reflecting increased inventory reserve allowance and other manufacturing variances. Offsetting these higher material and other variable costs was a $0.7 million decrease in installation and product warranty labor costs compared to 2007.

        Cost of Service Revenue.    Cost of service revenue decreased during 2009 as compared to 2008, primarily due to personnel reductions resulting from divested product lines, as well as a $0.6 million reduction from our divestiture of XenBio in December 2009. In addition, during 2009, cost of service revenue decreased by $0.9 million related to reduced spending within our in vitro services business, primarily as a result of the decrease in revenues and the related purchase of materials.

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

        Cost of License Revenue.    Cost of license revenue, which is comprised of royalty payments to third parties as a result of our licensing activities, was flat in 2009 compared to 2008 primarily as a result of the obligations to third parties on fees received being relatively unchanged. Although the contract and license revenues from microfluidic and imaging technologies increased by $2.0 million, not all these revenues were subject to third party royalties and the license revenues within 2009 represented a greater concentration of internally developed patents versus third party patents, compared to 2008. Cost of license revenue decreased during 2008 compared to 2007 primarily as a result of the substantial microfluidic revenue decline discussed above.

        Gross Margins.    Gross margin on product revenue was 42% for 2009, which was an improvement of 3 percentage points, compared to the same period in 2008. The improvement was driven by favorable product mix (i.e., instruments with lower cost relative to average selling price) and the benefit of volume leverage of fixed costs and ongoing sourcing initiatives to lower our material costs. Gross margin on service revenue was 32% for 2009, as compared to 34% for 2008. This decreased service margin resulted primarily from reduced cost leverage within the CDAS in vitro services business during 2009.

        Product gross margins decreased to 39% in 2008, from 40% in 2007, despite the overall increase in product revenues and a $0.7 million reduction in manufacturing spending as noted in Cost of Revenues above. The primary reason for this decrease was the mix of revenues, which featured, for example, a greater percentage of sales from Staccato automated workstations compared to 2007, which carried much higher material cost content. Gross margin on service revenue was 34% for 2008 and 41% for 2007. Approximately 500 basis points of the decrease in service margin resulted primarily from higher facility costs and project material costs within CDAS, and the effect of lower revenues in relation to fixed spending levels as a result of certain contract delays that resulted during the year. The remaining decline in service gross margin was driven by an increase of labor and material costs incurred related to instrument service revenues.

Operating Expenses

	Year Ended December 31, 2009	$ Change	% Change	Year Ended December 31, 2008	$ Change	% Change	Year Ended December 31, 2007
	(In thousands)
Research and development	$17,881	$(2,040)	(10)%	$19,921	$(4,870)	(20)%	$24,791
Selling, general and administrative	44,886	(4,101)	(8)%	48,987	(5,967)	(11)%	54,954
Impairment of goodwill	—	(43,365)	nm	43,365	43,365	nm	—
Amortization of intangible assets	6,589	(1,724)	(21)%	8,313	(1,793)	(18)%	10,106
Restructuring charges, net	739	(3,866)	(84)%	4,605	4,553	nm %	52

	$70,095	$(55,096)	(44)%	$125,191	$35,288	39%	$89,903

        Research and Development Expenses.    Research and development spending decreased by $2.0 million during the year ended December 31, 2009, compared to the same period in 2008, primarily as a result of $0.7 million in reduced facilities costs, relating to the consolidation and cost reduction efforts initiated in 2008, $0.7 million in reduced material and operating supplies, a $0.5 million reduction in severance costs during 2009 which related to actions taken in the first quarter of 2008 and a decrease in all other costs of $0.1 million.

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

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses decreased by $4.1 million during the year ended December 31, 2009, compared to the same period in 2008, due primarily to a $4.0 million reduction in selling and marketing costs. This decrease in selling and marketing costs consist of a $2.2 million reduction in salaries and related costs due to reduced headcount from the divested product lines as well as cost reduction initiatives in 2008 to align our selling and marketing resources along strategic business units (net of a $0.6 million increase in provisions for bonuses based on 2009 performance), a $1.1 million reduction in travel and related costs, a $0.4 million reduction in costs relating to materials, office and operating supplies and a reduction of $0.3 million in all other costs. General and administrative expenses decreased by $0.1 million during 2009 as compared to 2008, primarily due to a reduction in consulting and other professional fees, net of an increase in personnel-related costs, primarily provisions for bonuses based upon 2009 performance.

        Selling, general and administrative expenses decreased by $6.0 million during the year ended December 31, 2008 compared to the same period in 2007. This decrease was primarily general and administration related ($5.6 million) and included $1.4 million reduction of litigation costs related to a settlement charge incurred in 2007 and paid in 2008, a $1.5 million reduction in litigation defense costs which included $1.0 million of proceeds from a mediated settlement in our favor, a $0.6 million reduction for legal and advisory services related to merger and acquisition activities in 2007, a $0.8 million reduction in personnel-related costs due to headcount reductions, a $0.7 million reduction in stock compensation expense, and a decrease in all other general and administrative costs of $0.6 million. In addition to the foregoing, selling and marketing expenses decreased by $0.4 million during 2008 primarily due to the decrease in stock compensation expense.

        Impairment of Goodwill.    We perform an annual impairment analysis of goodwill to determine if impairment exists, and may perform a test for the impairment of goodwill more frequently if events or circumstances indicate that goodwill may be impaired. Our annual goodwill impairment assessment has historically been completed at the beginning of the fourth quarter. No impairment of goodwill was identified in fiscal years 2009 and 2007. In 2008, as a result of our annual goodwill impairment analysis, we determined that goodwill was impaired by $43.4 million. The goodwill impairment assessment is more fully discussed in Footnote 7 of Notes to Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K.

        Amortization of Intangible Assets.    Amortization expense was $6.6 million, $8.3 million and $10.1 million during the years ended December 31, 2009, 2008 and 2007, respectively, related to assets acquired with our acquisitions of Zymark, NovaScreen and Xenogen. During 2009, we recorded an impairment charge of $0.4 million related to NovaScreen intangibles that was recorded within amortization expense (see Footnote 7 of Notes to Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K). The decreases in amortization during 2009 and 2008 are primarily related to the fact that the Zymark intangibles were 100% amortized as of July 13, 2008. The decrease in amortization is also due, in part, to certain intangibles amortization being computed based upon the estimated timing of the undiscounted cash flows used to value each respective asset over the estimated useful life of the particular intangible asset, which results in reducing amortization over the life of the assets.

        Restructuring Charges, net.    We incurred restructuring charges in 2009, 2008 and 2007 related to consolidation of facilities, as well as acquisition and integration activities that are more fully discussed in Footnote 11 of Notes to Consolidated Financial Statements in Item 15 of this Annual Report on

Form 10-K. During 2009, we recorded a restructuring charge of $1.0 million in the third quarter related to the consolidation of manufacturing operations at our Hopkinton, Massachusetts, facility which was enabled by the product line divestitures completed in the fourth quarter of 2008 and continued efforts to reduce operating costs. We estimate that ongoing facility-related cash outflow, primarily rent payments net of sublease income, will be spread over the 6.5 years remaining on our Hopkinton, Massachusetts lease. This partial facility closure has been accounted for in accordance with FASB ASC 420, pursuant to which we have recorded a liability equal to the fair value of the remaining lease payments, net of expected sublease payments, as of the cease-use date. We expect this initiative to result in lower expensed facility costs of approximately $0.2 million per year. In addition, in 2009, we revised our assumptions around the restructuring charge taken in 2008 regarding our Mountain View, California facility. The effect of the change was to update the sublease timing and rates assumed as a result of the current real estate market, which resulted in a charge of $0.9 million. In addition, we recorded a credit of $1.2 million to restructuring charges to correct an error that we identified in the fourth quarter of 2009 related to the original restructuring charges taken in 2008. The net effect of these adjustments and the error correction was a credit of $0.4 million within the fourth quarter of 2009.

        Restructuring charges during 2008 related to recording a restructuring charge of $4.6 million for our West Coast consolidation which included a $2.8 million charge in the third quarter along with a revision to the sublease assumption of $1.8 million during the fourth quarter based on the deteriorating sublease market in Mountain View, California, and the related abandonment of approximately 36,500 square feet of space in Mountain View, California. This facility closure has been accounted for in accordance with FASB ASC 420, pursuant to which we have recorded a liability equal to the fair value of the remaining lease payments, net of expected sublease payments, as of the cease-use date. We expect this initiative to result in lower expensed facility costs of approximately $1.3 million per year. Restructuring charges during 2007 related to accretion of interest on facilities, net of sub-lease income.

Interest and Other Income and Expenses

	Year Ended December 31, 2009	$ Change	% Change	Year Ended December 31, 2008	$ Change	% Change	Year Ended December 31, 2007
	(In thousands)
Interest income	$58	$(201)	(78)%	$259	(391)	(60)%	$650
Interest expense	(739)	314	30%	(1,053)	144	12%	(1,197)
Gain on divestitures	4,942	2,823	133%	2,119	2,119	nm	—
Other income (expense), net	(63)	(584)	(112)%	521	(58)	(10)%	579

	$4,198	$2,352	127%	$1,846	$1,814	nm	$32

        Interest Income.    Interest income decreased in both 2009 and 2008 primarily due to reduced interest yields and a shorter overall maturity duration with respect to our cash equivalent and marketable securities investments.

        Interest Expense.    Interest expense decreased during 2009 compared to 2008, as a result of a decrease in our weighted average outstanding credit facility borrowings which were $8.5 million during 2009 compared to $13.6 million during 2008. During 2009, we sought to maintain lower average outstanding borrowings in order to mitigate interest costs, especially in light of limited yields available on cash equivalent and marketable security investment opportunities. Interest expense modestly declined during 2008 compared to 2007 primarily as a result of the decrease in the prime interest rate, even though outstanding borrowings increased by $2.0 million in 2008.

        Gain on Divestitures.    In December 2009, we divested our XenBio subsidiary and recorded a gain of $4.2 million, which is more fully discussed in Note 3 of Notes to Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K. In November 2008, we divested our PDQ and AutoTrace product lines and recorded a gain of $2.1 million and an additional gain of $0.7 million in 2009 when funds were released from escrow, which is more fully discussed in Note 3 of Notes to Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K.

        Other Income (Expense), Net.    Net other income (expense), net decreased in 2009 compared to 2008 due primarily to an increase in transaction losses on foreign denominated accounts receivable resulting from a weaker U.S. dollar, on average for 2009, in comparison to primarily the Euro, the British Pound and Swiss Franc, offset in part by a stronger U.S. dollar, on average for 2009, in comparison to the Japanese Yen. During 2009, we incurred foreign currency transaction losses of approximately $339,000 compared to gains of $466,000 in 2008. This increase in expense was offset in part by a $0.1 million increase in sublease income from our St. Louis, Missouri facility. Other income (expense), net decreased $0.1 million in 2008 compared to 2007 primarily from reduced gains on account balances denominated in non-U.S. currencies.

Liquidity and Capital Resources

        As of December 31, 2009, we had $38.0 million in cash, cash equivalents, marketable securities and short-term restricted cash in addition to approximately $9.3 million of additional borrowing capacity under our existing credit facility described below, under which we had outstanding borrowings of $14.9 million and outstanding letter of credits of approximately $1.4 million as of December 31, 2009.

        On December 11, 2009, we entered into a First Loan Modification Agreement with a bank, amending our credit facility, which is reflected by the Second Amended and Restated Loan and Security Agreement dated as of March 6, 2009. The principal effect of this modification was to extend the maturity date of the credit facility from November 30, 2010 to April 1, 2011. The modification also established financial covenants for us for the quarter ending March 31, 2011, as well as modified certain of the existing financial reporting covenants that are tested as of the last day of each quarter.

        The credit facility permits us to borrow up to $25 million in the form of revolving loan advances, including up to $5 million in the form of letters of credit and other contingent reserves. Principal borrowings under the credit facility accrue interest at a floating annual rate equal to the prime rate plus one percent if our unrestricted cash held at the bank exceeds or is equal to $20 million, or prime plus two percent if our unrestricted cash held at the bank is below $20 million. Under the credit facility, we are permitted to borrow up to $25 million, subject to a borrowing base limit consisting of (a) 80% of eligible accounts receivable plus (b) the lesser of 70% of our unrestricted cash at the bank or $12 million; provided, that on each of the first three (3) business days and each of the last three (3) business days of each fiscal quarter, the borrowing base is (a) 80% of eligible accounts receivable plus (b) the lesser of 90% of our unrestricted cash at the bank or $12 million. Eligible accounts receivable do not include internationally billed receivables, unbilled receivables, and receivables aged over 90 days from invoice date. The credit facility serves as a source of capital for ongoing operations and working capital needs.

        The credit facility includes traditional lending and reporting covenants including that certain financial covenants applicable to liquidity and earnings are to be maintained by us and tested as of the last day of each quarter. We expect to remain in compliance with the covenants through the credit facility's maturity date based on current forecasts.

        The credit facility also includes subjective rights for the bank to accelerate the maturity date of the debt, lower the borrowing base or stop making advances, which are typical within asset based lending arrangements. We do not believe the bank will exercise these rights as long as we are meeting our covenants and are achieving our forecasts. The credit facility also includes several potential events of default such as payment default, material adverse change conditions and insolvency conditions that could cause interest to be charged at the interest rate in effect as of the date of default plus two percentage points, or in the event of any uncured events of default (including non-compliance with liquidity and earnings financial covenants), could result in the bank's right to declare all outstanding obligations immediately due and payable, to modify the borrowing base formula described above to reduce credit availability, or to cease making advances to us. Should an event of default occur, including the exercise of a material adverse change condition, and based on such default the bank were to decide to either (i) declare all outstanding obligations immediately due and payable, (ii) reduce our borrowing base, or (iii) stop making credit advances to us, we may be required to significantly reduce our costs and expenses, sell additional equity or debt securities, or restructure portions of our business which could involve the sale of certain assets. We believe, based on our current projections that the bank will continue to lend to us subject to the terms and conditions of the credit facility. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders. Furthermore, additional capital may not be available on terms favorable to us, if at all. In this circumstance, if we could not significantly reduce our costs and expenses, obtain adequate financing on acceptable terms when such financing is required or restructure portions of our business, our business would be adversely affected. In addition, the amount of available capital that we are able to access under the credit facility at any particular time is dependent upon the borrowing base formula, which ultimately relies on the underlying performance of the business. If economic conditions worsen and our business performance is not as strong as anticipated, then we could experience an event of default or a reduction in borrowing capacity under the credit facility, which if not cured to the bank's satisfaction, could have a potential adverse impact on our ability to access capital under our credit facility in order to fund 2010 operations. If such events were to occur, our business would be adversely affected.

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

        We believe our cash balance, working capital on hand at December 31, 2009 and access to available capital under our credit facility will be sufficient to fund continuing operations through at least March 31, 2011. Nevertheless, our actual cash needs could vary considerably, depending on opportunities and circumstances that arise over time. If, at any time, cash generated by operations is insufficient to satisfy our liquidity requirements, we may need to reduce our costs and expenses, sell additional equity or debt securities or draw down on our current credit facility if we have borrowing capacity. The inability to obtain additional financing may force other actions such as the sale of certain assets, or, ultimately, cause us to cease operations.

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

Cash Flows

	Year Ended December 31, 2009	$ Change	Year Ended December 31, 2008	$ Change	Year Ended December 31, 2007
	(In thousands)
Cash provided by (used in)
Operating Activities	$1,943	$13,140	$(11,197)	$(1,085)	$(10,112)
Investing Activities	$8,458	$(7,336)	$15,794	$8,801	$6,993
Financing Activities	$609	$(2,466)	$3,075	$(3,933)	$7,008

        Operating Activities.    In 2009 we generated $1.9 million of cash from operating activities which was primarily from net cash generated from daily operations of $1.4 million. In 2009, we also focused on working capital (especially inventory) to preserve cash which resulted in a net $2.1 million in cash generation which is net of payments of approximately $1.6 million on idle leased space.

        Investing Activities.    During 2009, net proceeds from the sale of Xenogen Biosciences generated $9.7 million of cash and the release of funds from escrow related to the sale of the PDQ product line generated $0.7 million in proceeds. Purchases, sales and maturities of marketable securities utilized $0.5 million of cash, which we used primarily for operations. Our primary investing activities were the purchases of $1.6 million of property and equipment which mainly consisted of information systems and leasehold improvements within our current facilities.

        Financing Activities.    During 2009, financing cash proceeds were from stock proceeds realized from employee participation in our employee stock purchase plan and option exercises.

Contractual Obligations

        As of December 31, 2009, we had commitments under leases and other contractual obligations as follows (in thousands):

	Payments due by Period
Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 years
Borrowings under credit facility	$14,900	$14,900	$—	—	$—
Operating lease obligations	32,798	4,860	8,962	7,991	10,985
Idle facility obligations	4,234	1,589	1,858	694	93

Total obligations	$51,932	$21,349	$10,820	$8,685	$11,078

        In addition to the commitments in the table above, as of December 31, 2009, we had a non-cancelable purchase commitment in the amount of approximately $0.4 million with the foreign supplier of our glass stock used in the manufacturing of certain types of chips and approximately $2.5 million with our suppliers of cameras and filters for in vivo imaging instrumentation. These commitments are excluded from the above table due to the fact they are not specifically related to a given time period. We also have minimum royalty obligations under separate license agreements with UT-Battelle, LLC, the Trustees of the University of Pennsylvania, Monogram Biosciences, Inc., and certain other licensors that in the aggregate are approximately $0.2 million per year, at a minimum. As of December 31, 2009, we have established $1.4 million in standby letters-of-credit, which restrict available borrowing under our credit facility, related to facility leases and customer deposits.

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

  •
  other factors not within our control.

2010 Financial Projections

        Caliper is currently projecting organic revenue growth of between 3-6% in 2010 over 2009 pro forma revenue of $119.7 million. Assuming current exchange rates, foreign currency is expected to have a positive impact of 1 to 1.5 percentage points on revenue growth in the first half of 2010, and a slightly unfavorable impact on revenue growth on a full year basis. We anticipate that timing of service revenues within the year will vary based upon the receipt of compounds related to services to be performed under our EPA ToxCast screening contract.

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

Off-Balance Sheet Arrangements

        As of December 31, 2009, Caliper did not have any "off-balance sheet arrangements," as that term is defined in the rules and regulations of the SEC.

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

        Revenue Recognition.    Revenue arrangements that include multiple deliverables are divided into separate units of accounting if the deliverables meet certain criteria. We allocate the consideration among the separate units of accounting based on their relative selling prices, and consider the applicable revenue recognition criteria separately for each of the separate units of accounting. We adopted ASU No. 2009-13 and ASU 2009-14 in the third quarter of 2009, both prospectively and effective beginning on January 1, 2009. This new revenue guidance establishes a selling price hierarchy for determining the selling price of a deliverable in a sale arrangement. The selling price for each deliverable is based on vendor-specific objective evidence ("VSOE") if available, third-party evidence ("TPE") if VSOE is not available, or estimated selling price if neither VSOE or TPE is available. The amendments in this ASU eliminate the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. The relative selling price method allocates any discount in the arrangement proportionately to each deliverable on the basis of the deliverable's selling price. The amount of our product revenue is affected by our judgments as to whether an arrangement includes multiple elements and if so, the selling price hierarchy for those elements. Changes to the elements in an arrangement and the ability to establish the selling price for those elements could affect the timing of revenue recognition. These conditions are sometimes subjective and actual results could vary from the estimated outcome, requiring future adjustments to revenue.

        We recognize certain service and contract revenue for certain arrangements based upon proportional performance which requires that we estimate resources required to perform the work. The extent to which our resource estimates prove to be inaccurate could affect the timing of the revenue recognition for a particular contract arrangement. Our revenue recognition policies are more fully discussed in Footnote 2 of Notes to Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K.

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

        Our annual goodwill impairment assessment has historically been completed at the beginning of the fourth quarter. Goodwill is not amortized, but is reviewed for impairment at least annually. The results of the impairment test are as of a point in time. If the future growth and operating results of our business are not as strong as anticipated and/or our market capitalization declines, this could impact the assumptions used in calculating the fair value in subsequent years, and additional impairment charges may need to be recorded. To the extent goodwill is impaired, its carrying value will be further written down to its implied fair value and a charge will be made to our results of operations. Such an impairment charge would materially and adversely affect our GAAP reported operating results. As of December 31, 2009, we had recorded goodwill of $21.0 million in our consolidated balance sheet. No impairment of goodwill was identified in fiscal years 2009 and 2007.

        In 2008, with the sales of our PDQ and AutoTrace product lines in the fourth quarter of that year, which met the criteria for assets held for sale in October 2008, prior to our goodwill impairment test date, we first determined the amount of goodwill ($14.3 million) that was to be allocated to these product groupings based upon their recent transaction values, and then applied our annual analysis to the remaining goodwill balance ($66.3 million), which resulted in the determination that impairment had occurred. The second step of the goodwill impairment test involved us calculating the implied goodwill. The carrying value of the goodwill exceeded the implied fair value of goodwill, resulting in a goodwill impairment of $43.4 million. The goodwill impairment charge is non-cash in nature and does not affect our liquidity, cash flows from operating activities, or debt covenants, or have any impact on future operations.

        Valuation of Intangibles.    Our business acquisitions have resulted in intangible assets, net of accumulated amortization of $25.2 million as of December 31, 2009. The determination of the value of such assets requires management to make estimates and assumptions that affect our consolidated financial statements.

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

        During 2009, there was a $0.4 million impairment charge related to NovaScreen intangibles that was recorded within amortization expense (see Footnote 17 of Notes to Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K).

        Stock-Based Compensation.    We account for stock-based compensation in accordance with FASB ASC 718, which requires all share-based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on their fair values.

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

        Accounts Receivable Reserves.    We grant credit to customers based on evaluations of their financial condition, generally without requiring collateral. We attempt to limit credit risk by monitoring our exposure for credit losses. This analysis may involve review of historical bad debts, customer concentrations, customer credit-worthiness, and current economic trends. We establish allowances for those accounts considered uncollectible based on the analysis of the recoverability of our trade accounts receivable performed at the end of each reporting period. Establishing an adequate allowance for doubtful accounts involves the use of considerable judgment and subjectivity. Actual results could vary from the assumptions we use to estimate the adequacy of our accounts receivable reserves which could require future adjustment to our reserve provisions. Our allowance for doubtful accounts was $0.8 million, and $0.7 million as of December 31, 2009 and 2008, respectively. We wrote off $175,000, $719,000 and $55,000 of accounts deemed uncollectible in 2009, 2008 and 2007, respectively. The write off in 2008 relates to a distributor of our PDQ product line. The amount of the write off was fully reserved in prior years and was written off in 2008 as it was deemed uncollectible.

        Inventory Reserves.    We reserve or write off 100% of the cost of inventory that we specifically identify and consider obsolete or excess. We define obsolete inventory as inventory that will no longer be used in the manufacturing process. Excess inventory is generally defined as inventory in excess of projected usage, and is determined using management's best estimate of future demand at the time, based upon information then available to us. We use a twelve-month demand forecast and, in addition to the demand forecast, we also consider: (1) parts and subassemblies that can be used in alternative finished products; (2) parts and subassemblies that are unlikely to be impacted by engineering changes; and (3) known design changes which would reduce our ability to use the inventory as planned. Determination of the excess balance is highly subjective and relies in part on the accuracy of our forecasts and our assessment of market conditions. If actual conditions are less favorable than conditions upon which we base our estimates, additional write-downs may be required. Conversely, if conditions are more favorable than conditions upon which we base our estimates, inventory previously written down may be sold, resulting in lower cost of sales and higher income from operations in that period. During 2009, 2008 and 2007, respectively, we recorded charges of $2.2 million, $1.7 million and $1.3 million, respectively, to cost of product revenues for excess and obsolete inventories. The increases in excess and obsolete inventories occurred primarily as a result of product evolution and new product introductions.

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

        Factors that affect our warranty liability include the number of installed units, historical and anticipated rates of warranty claims, and cost per claim. We periodically assess the adequacy of our recorded warranty liabilities and adjust amounts as necessary. During 2009, 2008 and 2007, respectively, we recorded charges of $1.8 million, $1.8 million and $1.1 million to cost of product revenues for estimated warranty costs. The increase in 2008 relates primarily to the increase in product sales of liquid handling and automation products. Actual results could vary from the assumptions we use to establish the warranty liability which could require future adjustments to our reserve positions.

        Restructuring Charges.    During the years ended December 31, 2009, 2008 and 2007, we recorded restructuring charges of $0.7 million, $4.6 million and $0.1 million, respectively, for exit plan activities which took place in the period 2007-2009 and accounted for these plans in accordance with Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring), FASB ASC 420, Accounting for Costs Associated with Exit or Disposal Activities, and SEC Staff Accounting Bulletin No. 100 (SAB 100), Restructuring and Impairment. In accordance with such standards, management makes certain judgmental estimates related to these restructuring charges. For example, the consolidation of facilities required us to make estimates including with respect to contractual rental commitments or lease buy-outs for office space being vacated and related costs, and ability of the tenant to pay leasehold improvement write-downs, offset by estimated sublease income. We review on at least a quarterly basis our sublease assumptions. These estimates include anticipated rates to be charged to a sub-tenant and the timing of the sublease arrangement. If the rental markets change, our sublease assumptions may not be accurate and changes in these estimates might be necessary and could materially affect our financial condition and results of operations. For a further discussion of our restructuring activities, see Note 11 of the Notes to Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K.

Recent Accounting Pronouncements

Newly Adopted Accounting Pronouncements

        During the third quarter of 2009, Caliper adopted the guidance of ASU No. 2009-23, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements, and ASU No. 2009-14, Software (Topic 985): Certain Revenue Arrangement That Include Software Elements which were ratified by the Financial Accounting Standards Board ("FASB") Emerging Issues Task Force on September 23, 2009. ASU No. 2009-13 affects accounting and reporting for all multiple-deliverable arrangements. It also affects companies that are affected by the amendments of ASU No. 2009-14. The impact of these standards was not material to our reported results of operations. Refer to our revenue recognition policies for further discussion.

        In June 2009, the FASB issued the Accounting Standards Codification ("ASC") as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with U.S. GAAP. While the adoption of the ASC as of September 30, 2009 changes how we reference accounting standards, the adoption did not have an impact on our financial position, results of operations, cash flows, or accounting policies.

        In May 2009, the FASB issued ASC 855-10, Subsequent Events. ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption of ASC 855-10 had no impact on our financial condition or results of operations.

        In December 2007, the FASB issued ASC 805-10, Business Combinations. ASC 805-10 is effective for fiscal years beginning on or after December 15, 2008 and applies to all business combinations. ASC 805-10 provides that, upon initially obtaining control, an acquirer shall recognize 100 percent of the fair values of acquired assets, including goodwill, and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100 percent of its target. As a consequence, the current step acquisition model will be eliminated. Additionally, ASC 805-10 changes current practice, in part, as follows: (1) contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration; (2) transaction costs will be expensed as incurred, rather than capitalized as part of the purchase price; (3) pre-acquisition contingencies, such as legal issues, will generally have to be accounted for in purchase accounting at fair value; (4) in order to accrue for a restructuring plan in purchase accounting, the requirements in ASC 420-10, Exit or Disposal Cost Obligations, would have to be met at the acquisition date; and (5) in-process research and development charges will no longer be recorded. With the adoption of ASC 805-10 goodwill is no longer reduced when utilizing net operating loss carry forwards for which a full valuation allowance exists. The adoption of ASC 805-10 did not materially affect our results as we did not complete any business combinations in 2009. However, it may have a material impact on how we account for future business combinations.

        In April 2009, the FASB issued FASB Staff Position No. 141(R)-1 ("FSP FAS 141(R)-1"), Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (subsequently this standard has been codified under FASB ASC Topic 805). The revised authoritative guidance provides additional clarification on the initial recognition and measurement of assets acquired and liabilities assumed in a business combination that arise from contingencies. The revised authoritative guidance is effective for all fiscal years beginning on or after December 15, 2008. To date, the revised authoritative guidance has not had a significant impact on the accounting for any businesses that we have acquired. However, it may have a material impact on how we account for future acquisitions.

        In November 2007, the EITF issued EITF Issue No. 07-1 (EITF No. 07-1), Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property. Companies may enter into arrangements with other companies to jointly develop, manufacture, distribute, and market a product. Often the activities associated with these arrangements are conducted by the collaborators without the creation of a separate legal entity (that is, the arrangement is operated as a "virtual joint venture"). The arrangements generally provide that the collaborators will share, based on contractually defined calculations, the profits or losses from the associated activities. Periodically, the collaborators share financial information related to product revenues generated (if any) and costs incurred that may trigger a sharing payment for the combined profits or losses. The consensus requires collaborators in such an arrangement to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. EITF No. 07-1 is effective for collaborative arrangements in place at the beginning of the annual period beginning after December 15, 2008. As our collaborative agreements do not incorporate such revenue- and cost-sharing arrangements, the adoption of EITF No. 07-1 did not have a material impact on our financial statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency

        As a multinational company, we are subject to changes in foreign currency fluctuations. We have operations in the United Kingdom, France, Germany, Belgium, Switzerland, Canada and Japan. To the extent our sales and operating expenses are denominated in foreign currencies, our operating results may be adversely impacted by changes in exchange rates. While foreign exchange gains and losses have historically been immaterial, we cannot predict whether such gains and losses will continue to be immaterial. We performed a sensitivity analysis assuming a hypothetical 10% movement in exchange rates applied to our projected foreign operations for the fiscal year 2009. A hypothetical 10% movement in exchange rates could materially impact our reported sales. However, because both sales and expenses are denominated in local currency, this analysis indicated that such movement would not have a material effect on net operating results or financial condition. Translation gains and losses related to our foreign subsidiaries are accumulated as a separate component of stockholders' equity. We do not currently engage in foreign currency hedging transactions, but may do so in the future.

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

        The potential change in fair value for interest rate sensitive instruments has been assessed on a hypothetical 100 basis point adverse movement across all maturities. We estimate that such hypothetical adverse 100 basis point movement would not have materially impacted net income or materially affected the fair value of interest rate sensitive instruments at either December 31, 2009 or 2008.

        As of December 31, 2009 we had $14.9 million in debt outstanding under our credit facility. The interest rate on the facility is based on the prime rate (currently 3.25%) and therefore has direct and immediate response to changes in interest rates.

        Our primary investment objective is to preserve principal while at the same time maximizing yields without significantly increasing risk. Our portfolio includes money markets funds, commercial paper, medium-term notes, corporate notes, government securities, and corporate bonds. Our portfolio excludes auction rate securities. The diversity of our portfolio helps us to achieve our investment objective. As of December 31, 2009 and 2008, the average remaining maturities of our investment portfolio were approximately six and one months, respectively. All of our instruments are held other than for trading purposes. As of December 31, 2009 and 2008, unrealized losses were considered to be temporary due to the fact that although they are available to be sold to meet operating needs or otherwise, securities are generally held to maturity.

        The following table presents by year of maturity the amounts of our cash equivalents and investments, and related weighted average interest rates that may be subject to interest rate risk as of December 31, 2009:

	2010	2011	Total	Fair Value December 31, 2009
Cash and money market funds:
Fixed rate securities (in thousands)	$34,522	$—	$34,522	$34,522
Average interest rate	0.00%	—	0.00%
Available for sale marketable securities:
Fixed rate securities (in thousands)	$3,502	$23	$3,525	$3,525
Average interest rate	0.34%	0.00%	0.34%
Total securities (in thousands)	$38,024	$23	$38,047	$38,047
Average interest rate	0.03%	0.00%	0.03%

        This differs from our position at December 31, 2008, which the following table presents (dollars in thousands):

	2009	2010	Total	Fair Value December 31, 2008
Cash and money market funds:
Fixed rate securities (in thousands)	$23,667	$—	$23,667	$23,667
Average interest rate	0.02%		0.02%
Available for sale marketable securities:
Fixed rate securities (in thousands)	$2,801	$233	$3,034	$3,034
Average interest rate	2.84%	6.68%	3.12%
Total securities (in thousands)	$26,468	$233	$26,701	$26,701
Average interest rate	0.32%	6.68%	0.37%

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

Item 9A.    Controls and Procedures

        Evaluation of disclosure controls and procedures.    We have established disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 (e) and 15d-15(e)) that are designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Our officers concluded that our disclosure controls and procedures are also effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including the chief executive officer and chief financial officer to allow timely decisions regarding required disclosure.

        Based on their evaluation as of December 31, 2009, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

        Management's report on internal control over financial reporting.    Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f), and 15d-15(f) for Caliper. As part of that process, as of December 31, 2009, the end of the fiscal year covered by this annual report on Form 10-K, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we carried out an assessment of the effectiveness of Caliper's internal control over financial reporting. The assessment was conducted following the framework in Committee of Sponsoring Organizations of the Treadway Commission (COSO) Internal Control—Integrated Framework (1992). The assessment did not identify any material weaknesses in our internal control over financial reporting and our management concluded that our internal control over financial reporting was effective as of December 31, 2009. The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Caliper Life Sciences, Inc.

        We have audited Caliper Life Sciences' internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Caliper Life Sciences' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Caliper Life Sciences maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Caliper Life Sciences as of December 31, 2008 and 2009, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2009 of Caliper Life Sciences and our report dated March 12, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Boston, Massachusetts March 12, 2010

Item 9B.    Other Information

        Not applicable.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        Information concerning our Executive Officers is set forth under "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K and is incorporated by reference here. The remainder of the response to this item is incorporated by reference from the discussion responsive thereto under the captions "Executive Officers and Key Employees," "Section 16(a) Beneficial Ownership Reporting Compliance," "Code of Business Conduct and Ethics," and "Nominating and Corporate Governance Committee" in the Proxy Statement for our 2010 Annual Meeting of Stockholders or in a future amendment to this Annual Report on 10-K and is incorporated herein by reference.

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

Item 11.    Executive Compensation

        Information concerning director and executive compensation required by this Item 11 will be set forth in the sections entitled "Directors Compensation," "Summary of Compensation," "Compensation Committee Interlocks and Insider Participation," "Compensation Committee Report" and "Compensation Practices and Policies Relating to Risk Management" contained in our Proxy Statement for our 2010 Annual Meeting of Stockholders or contained in a future amendment to this Annual Report on Form 10-K and incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information concerning security ownership of certain beneficial owners and management required by this Item 12 will be set forth in the section entitled "Security Ownership of Certain Beneficial Owners and Management" contained in our Proxy Statement for our 2010 Annual Meeting of Stockholders or in a future amendment to this Annual Report on 10-K and is incorporated herein by reference.

        Information concerning securities authorized for issuance under equity compensation plans required by this Item 12 will be set forth in the table entitled "Equity Compensation Plan Information" and information thereunder contained in our Proxy Statement for our 2010 Annual Meeting of Stockholders or in a future amendment to this Annual Report on Form 10-K and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions and Director Independence

        Information concerning certain relationships and related transactions required by this Item 13 will be set forth in the section entitled "Certain Relationships and Related Transactions" and "Compensation Discussion and Analysis" contained in our Proxy Statement for our 2010 Annual Meeting of Stockholders or in a future amendment to this Annual Report on 10-K and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

        Information concerning principal accountant fees and services required by this Item 14 will be set forth in the section entitled "Principal Accountant Fees and Services" contained in our Proxy Statement for our 2010 Annual Meeting of Stockholders or in a future amendment to this Annual Report on 10-K and is incorporated herein by reference.

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

  (3)
  Exhibits:

        The following is a list of exhibits filed as part of this Annual Report on Form 10-K:

Exhibit Number		Description of Document
2.1	(18)	Agreement and Plan of Merger, among Caliper Life Sciences, Inc., Caliper Holdings, Inc. and Xenogen Corporation, dated as of February 10, 2006.

2.2	(17)(31)	Asset Sale and Purchase Agreement, dated as of October 29, 2008, by and between Sotax Corporation and Caliper Life Sciences, Inc.

2.3	(17)(32)	Asset Purchase Agreement, dated as of November 10, 2008, by and between Dionex Corporation and Caliper Life Sciences, Inc.

2.4	(17)	Stock Purchase Agreement, dated December 11, 2009, by and between Taconic Farms, Inc., Xenogen Corporation and Caliper Life Sciences, Inc.

3.1	(14)	Amended and Restated Certificate of Incorporation of Caliper.

3.2	(7)	Certificate of Designation of Series A Junior Participating Preferred Stock.

3.3	(21)	Amended and Restated Bylaws of Caliper.

4.1		Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2	(15)	Specimen Stock Certificate.

4.3	(8)	Rights Agreement, dated as of December 18, 2001, between Caliper and Wells Fargo Bank Minnesota, N.A., as Rights Agent.

Exhibit Number		Description of Document
4.11	(22)	Registration Rights Agreement by and between Caliper and The Berwind Company LLC, dated as of December 18, 2007.

10.1	(1)	Lease Agreement, dated December 1, 1998, between Caliper and 605 East Fairchild Associates, L.P.

10.2	(1)(2)	1996 Equity Incentive Plan.

10.3	(1)(2)	1999 Equity Incentive Plan.

10.4	(1)(2)	1999 Employee Stock Purchase Plan.

10.5	(2)(19)	1999 Non-Employee Directors' Stock Option Plan.

10.6	(2)(15)	Form of Grant Agreement for 1999 Equity Incentive Plan—Option Awards.

10.7	(2)(15)	Form of Grant Agreement for 1999 Equity Incentive Plan—Restricted Stock Unit Awards.

10.8	(2)(15)	Form of Grant Agreement for 1999 Non-Employee Directors' Stock Option Plan.

10.9	(1)(2)	Form of Indemnification Agreement entered into between Caliper and its directors and executive officers.

10.10	(1)(3)	Collaboration Agreement, dated May 2, 1998, between Caliper and Hewlett-Packard Company (now Agilent Technologies, Inc.).

10.11	(2)(15)	Form of Stock Option Grant Agreement for Acquisition Equity Incentive Plan.

10.12	(2)(15)	Form of Stock Award Agreement for Acquisition Equity Incentive Plan (pro rata vesting).

10.13	(2)(15)	Form of Stock Award Agreement for Acquisition Equity Incentive Plan (5 year cliff vesting).

10.14	(29)	Lease Agreement, dated as of April 25, 2005, between Caliper and BCIA New England Holdings LLC.

10.17	(2)(15)	Non-Employee Directors' Cash Compensation Plan.

10.18	(2)	Caliper Performance Bonus Plan.

10.23	(1)(2)	The Corporate Plan for Retirement Select Plan Adoption Agreement and related Basic Plan Document.

10.29	(2)(15)	Key Employee Change of Control and Severance Benefit Plan.

10.30	(4)(7)	Cross-License Agreement, dated March 12, 2001 between Aclara Biosciences, Inc. and Caliper.

10.32	(3)(6)	Settlement Agreement and Mutual General Release dated March 12, 2001 between Aclara Biosciences, Inc. and Caliper.

10.39	(2)(8)	2001 Non-Statutory Stock Option Plan.

10.46	(2)(15)	Form of Grant Agreement for 2001 Non-Statutory Stock Option Plan.

10.52	(3)(12)	Sole Commercial Patent License Agreement, effective September 1, 1995, between UT-Battelle, LLC, the successor to Lockheed Martin Energy Research Corporation, and Caliper, as amended on November 1, 2002.

Exhibit Number		Description of Document
10.55	(3)(9)	Collaboration Agreement, dated June 4, 2003, between Caliper and Bio-Rad Laboratories, Inc.

10.56	(2)(10)	Key Employee Agreement, dated July 14, 2003, between Caliper and E. Kevin Hrusovsky.

10.62	(2)(11)	Acquisition Equity Incentive Plan.

10.64	(2)(13)	Consulting Agreement, dated January 1, 2004, between Caliper and Dr. David V. Milligan.

10.67	(2)(30)	Offer Letter dated September 7, 2005 between Caliper Life Sciences, Inc. and David M. Manyak, Ph.D.

10.71	(3)(16)	Agreement, dated as of May 5, 2000, between the Board of Trustees of the Leland Stanford Junior University and Xenogen Corporation.

10.73	(23)	Amended and Restated Loan and Security Agreement, dated as of February 15, 2008, by and among Caliper, Silicon Valley Bank, Xenogen Corporation, Xenogen Biosciences Corporation and NovaScreen Biosciences Corporation.

10.74	(24)	Amendment to Lease Agreement dated as of March 18, 2008, by and between 605 Fairchild Associates, L.P., as landlord, and Caliper Life Sciences, Inc., as tenant.

10.78	(25)	Amendment to Lease Agreement dated as of June 27, 2008, by and between Cedar Brook 5 Corporate Center, L.P., as landlord and Caliper Life Sciences, Inc., as tenant.

10.79	(26)	2009 Equity Incentive Plan.

10.80	(2)	Form of Stock Award Agreement for 2009 Equity Incentive Plan.

10.81	(2)	Form of Grant Award Agreement for 2009 Equity Incentive Plan.

10.82	(27)	Second Amended and Restated Loan and Security Agreement, dated as of March 6, 2009, by and among Silicon Valley Bank, Caliper Life Sciences, Inc., NovaScreen Biosciences Corporation, Xenogen Corporation, Xenogen Biosciences Corporation and Caliper Life Sciences, Ltd.

10.83		First Loan Modification Agreement, dated as of December 11, 2009, by and among Silicon Valley Bank, Caliper Life Sciences, Inc., NovaScreen Biosciences Corporation, Xenogen Corporation, and Caliper Life Sciences, Ltd.

10.84	(28)	Non-Employee Director Compensation Policy

21.1	(20)	Subsidiaries of the Registrant.

23.1		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.1		Power of Attorney (reference is made to the signature page of this report).

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a)

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a).

32.1		Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description of Document
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(11)
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

(16)
Previously filed as Exhibit 10.3 to Form 10-Q for the quarterly period ended September 30, 2006 and incorporated by reference herein.

(17)
Confidential treatment has been requested for certain portions of this exhibit which portions have been omitted and filed separately with the Securities and Exchange Commission.

(18)
Previously filed as Exhibit 2.5 to Form 10-K for the year ended December 31, 2005 and incorporated by reference herein.

(19)
Previously filed as Exhibit 10.2 to Form 10-Q for the quarterly period ended June 30, 2007 and incorporated by reference herein.

(20)
Previously filed as the like numbered Exhibit to Form 10-K for the year ended December 31, 2006 and incorporated by reference herein.

(21)
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

(24)
Previously filed as Exhibit 10.1 to Form 10-Q for the quarterly period ended March 31, 2008 and incorporated by reference herein.

(25)
Previously filed as Exhibit 10.1 to Form 10-Q for the quarterly period ended June 30, 2008 and incorporated by reference herein.

(26)
Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed on July 7, 2009 and incorporated by reference herein.

(27)
Previously filed as Exhibit 10.1 to Form 10-Q for the quarterly period ended March 31, 2009 and incorporated by reference herein.

(28)
Previously filed as Exhibit 10.3 to Form 10-Q for the quarterly period ended March 31, 2009 and incorporated by reference herein.

(29)
Previously filed as the like-numbered Exhibit to Form 10-K for the year ended December 31, 2008 and incorporated by reference herein.

(30)
Previously filed as the like-numbered Exhibit to Form 10-K for the year ended December 31, 2005 and incorporated by reference herein.

(31)
Previously filed as Exhibit 2.6 to Form 10-K for the year ended December 31, 2008 and incorporated by reference herein.

(32)
Previously filed as Exhibit 2.7 to Form 10-K for the year ended December 31, 2008 and incorporated by reference herein.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALIPER LIFE SCIENCES, INC.
	By:	/s/ E. KEVIN HRUSOVSKY E. Kevin Hrusovsky Chief Executive Officer
Date: March 12, 2010

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ E. KEVIN HRUSOVSKY E. Kevin Hrusovsky	President and Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2010
/s/ PETER F. MCAREE Peter F. McAree	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 12, 2010
/s/ JOSEPH H. GRIFFITH IV Joseph H. Griffith IV	Vice President, Finance and Corporate Controller (Principal Accounting Officer)	March 12, 2010
/s/ ROBERT C. BISHOP, PH.D Robert C. Bishop, Ph.D.	Chairman of the Board of Directors	March 12, 2010
/s/ VAN BILLET Van Billet	Director	March 12, 2010
/s/ DAVID W. CARTER David W. Carter	Director	March 12, 2010
/s/ ALLAN L. COMSTOCK Allan L. Comstock	Director	March 12, 2010

Signature	Title	Date

/s/ DAVID V. MILLIGAN, PH.D. David V. Milligan, Ph.D.	Director	March 12, 2010
/s/ KATHRYN A. TUNSTALL Kathryn A. Tunstall	Director	March 12, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Caliper Life Sciences, Inc.

        We have audited the accompanying consolidated balance sheets of Caliper Life Sciences as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Caliper Life Sciences at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for revenue recognition with the adoption of the amendments to the FASB Accounting Standards Codification resulting from Accounting Standards Update No. 2009-13, Multiple-Deliverable Revenue Arrangements, effective January 1, 2009 and Accounting Standards Update No. 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements, effective January 1, 2009.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Caliper Life Sciences' internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Boston, Massachusetts
March 12, 2010

CALIPER LIFE SCIENCES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$34,522	$23,667
Marketable securities	3,525	3,034
Accounts receivable, net of allowance for doubtful accounts of $804 and $740 in 2009 and 2008, respectively	26,816	27,396
Inventories	11,525	17,579
Prepaid expenses and other current assets	2,385	2,481

Total current assets	78,773	74,157
Property and equipment, net	9,107	10,735
Intangible assets, net	25,222	34,399
Goodwill	21,011	22,905
Other assets	359	882

Total assets	$134,472	$143,078

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,114	$8,377
Accrued compensation	8,085	5,175
Other accrued liabilities	9,735	9,725
Deferred revenue and customer deposits	12,390	14,284
Current portion of accrued restructuring	1,449	1,806
Borrowings under credit facility (Note 9)	14,900	14,900

Total current liabilities	51,673	54,267
Noncurrent portion of accrued restructuring	2,232	2,670
Other noncurrent liabilities	6,429	8,275
Deferred tax liability	1,128	1,128
Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 49,324,699 and 48,596,233 shares issued and outstanding in 2009 and 2008, respectively	49	49
Additional paid-in capital	383,306	378,919
Accumulated deficit	(310,637)	(302,412)
Accumulated other comprehensive income	292	182

Total stockholders' equity	73,010	76,738

Total liabilities and stockholders' equity	$134,472	$143,078

See accompanying notes.

CALIPER LIFE SCIENCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2009	2008	2007
	(In thousands, except per share data)
Revenue:
Product revenue	$86,149	$85,149	$82,961
Service revenue	31,471	37,734	37,557
License fees and contract revenue	12,792	11,171	20,189

Total revenue	130,412	134,054	140,707
Costs and expenses:
Cost of product revenue	49,636	52,178	49,760
Cost of service revenue	21,398	24,739	22,357
Cost of license revenue	1,487	1,477	2,515
Research and development	17,881	19,921	24,791
Selling, general and administrative	44,886	48,987	54,954
Impairment of goodwill (Note 7)	—	43,365	—
Amortization of intangible assets	6,589	8,313	10,106
Restructuring charges, net	739	4,605	52

Total costs and expenses	142,616	203,585	164,535

Operating loss	(12,204)	(69,531)	(23,828)
Interest income	58	259	650
Interest expense	(739)	(1,053)	(1,197)
Gain on divestitures (Note 3)	4,942	2,119	—
Other (expense) income, net	(63)	521	579

Loss before income taxes	(8,006)	(67,685)	(23,796)
Provision for income taxes	(219)	(607)	(284)

Net loss	$(8,225)	$(68,292)	$(24,080)

Net loss per common share, basic and diluted	$(0.17)	$(1.42)	$(0.51)
Shares used in computing net loss per common share, basic and diluted	48,896	48,114	47,301

See accompanying notes.

CALIPER LIFE SCIENCES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Stockholders' Equity
	Common Stock
			Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity
	Shares	Amount
	(In thousands, except shares)
Balances at December 31, 2006	46,812,315	$47	$366,942	$(210,040)	$460	$157,409
Net loss	—	—	—	(24,080)	—	(24,080)
Foreign currency translation gain	—	—	—	—	148	148
Change in unrealized gain on available-for-sale securities	—	—	—	—	21	21

Comprehensive loss						(23,911)
Issuance of common stock pursuant to stock plans	866,296	1	2,526	—	—	2,527
Stock-based compensation expense	—	—	5,161	—	—	5,161

Balances at December 31, 2007	47,678,611	48	374,629	(234,120)	629	141,186
Net loss	—	—	—	(68,292)	—	(68,292)
Foreign currency translation loss	—	—	—	—	(400)	(400)
Change in unrealized loss on available-for-sale securities	—	—	—	—	(47)	(47)

Comprehensive loss						(68,739)
Issuance of common stock pursuant to stock plans	917,622	1	710	—	—	711
Stock-based compensation expense	—	—	3,580	—	—	3,580

Balances at December 31, 2008	48,596,233	49	378,919	(302,412)	182	76,738
Net loss	—	—	—	(8,225)	—	(8,225)
Foreign currency translation gain	—	—	—	—	167	167
Change in unrealized loss on available-for-sale securities	—	—	—	—	(57)	(57)

Comprehensive loss						(8,115)
Issuance of common stock pursuant to stock plans	728,466	—	506	—	—	506
Stock-based compensation expense	—	—	3,881	—	—	3,881

Balances at December 31, 2009	49,324,699	$49	$383,306	$(310,637)	$292	$73,010

See accompanying notes.

CALIPER LIFE SCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2009	2008	2007
	(In thousands)
Operating activities
Net loss	$(8,225)	$(68,292)	$(24,080)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	9,583	12,042	13,990
Stock-based compensation expense, net	3,882	3,580	5,161
Gain on divestitures	(4,942)	(2,119)	—
Impairment of goodwill	—	43,365	—
Non-cash restructuring charges, net	739	4,605	52
Other charges	—	—	639
Foreign currency transaction losses (gains)	338	(466)	(576)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(1,200)	2,125	1,402
Inventories	6,105	(1,213)	(538)
Prepaid expenses and other current assets	92	(254)	304
Accounts payable and other accrued liabilities	(3,349)	(2,432)	1,005
Accrued compensation	3,399	(1,555)	(1,141)
Deferred revenue and customer deposits	(1,619)	646	30
Other noncurrent liabilities	(1,211)	1,457	979
Payments of accrued restructuring obligations, net	(1,649)	(2,686)	(7,339)

Net cash from operating activities	1,943	(11,197)	(10,112)
Investing activities
Purchases of marketable securities	(5,702)	(2,946)	(2,366)
Proceeds from sales of marketable securities	400	400	4,102
Proceeds from maturities of marketable securities	4,847	2,711	8,344
Other assets	55	729	—
Purchases of property and equipment	(1,572)	(2,900)	(2,087)
Purchase of intangible and other assets	—	—	(1,000)
Proceeds from divestitures	10,430	17,800	—

Net cash from investing activities	8,458	15,794	6,993
Financing activities
Borrowings under credit facility	27,500	4,000	8,500
Payments of credit facility, loans payable and other obligations	(27,500)	(2,000)	(4,285)
Proceeds from issuance of common stock	609	1,075	2,793

Net cash from financing activities	609	3,075	7,008
Effect of exchange rates on changes in cash and cash equivalents	(155)	286	186
Net increase in cash and cash equivalents	10,855	7,958	4,075
Cash and cash equivalents at beginning of year	23,667	15,709	11,634

Cash and cash equivalents at end of year	$34,522	$23,667	$15,709

Supplemental disclosure of cash flow information
Interest paid	$902	$1,220	$1,099
Income taxes paid	$77	$415	$457
Purchase price adjustment for acquisitions	$—	$—	$(61)

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

Financial Statement Presentation and Principles of Consolidation

        Caliper's financial statements include the accounts of its wholly owned operating subsidiaries including Xenogen Corporation (Xenogen), NovaScreen Biosciences Corporation (NovaScreen), Caliper Life Sciences Limited (United Kingdom), Caliper Life Sciences Ltd. (Canada), Caliper Life Sciences N.V. (Belgium), Caliper Life Sciences GmbH (Germany), Caliper Life Sciences SA (France), and Caliper Life Sciences AG (Switzerland). All significant intercompany balances and transactions have been eliminated in consolidation. Caliper's financial statements include the results of operation of its divested subsidiary, Xenogen Biosciences Corporation (XenBio) up to and through December 11, 2009, the date of the divestiture.

        As shown in the consolidated financial statements, at December 31, 2009, Caliper has a total cash, cash equivalents and marketable securities balance of $38.0 million and outstanding borrowings under its credit facility of $14.9 million (see Note 9). The accompanying financial statements assume that Caliper's cash, cash equivalents and marketable securities balance at December 31, 2009 and access to available capital under its credit facility are sufficient to fund operations through at least March 31, 2011, based upon its current operating plan. As more fully described in Note 9, certain conditions associated with Caliper's credit facility could have a potential adverse impact on its ability to access capital under its credit facility in order to fund planned 2010 operations.

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

Customer Accounts Receivable

        Customer accounts receivable are stated at billed amounts, net of related reserves. No collateral is required on these trade receivables. The majority of sales made by Caliper do not include any return rights or privileges. Caliper has historically not experienced significant credit losses in connection with its customer receivables but does consider historic trends and existing economic conditions in establishing reserve requirements.

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

Property and Equipment

        Additions to property and equipment are recorded at cost. Major replacements and improvements are capitalized, while general repairs and maintenance are expensed as incurred. Depreciation commences once the assets have been placed in service, and is computed using the straight-line method over the shorter of the lease term or the estimated useful lives of the assets, which primarily range from three to five years. Leasehold improvements are amortized over the shorter of the estimated useful life of the assets or the lease term, generally four to ten years.

Impairment of Long-Lived Assets

        Caliper reviews long-lived assets and identifiable intangibles which have definite lives for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If indicators of impairment exist, recoverability of assets to be held and used is assessed by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. Recoverability measurement and estimating of undiscounted cash flows is done at the lowest possible levels for which there are identifiable cash flows. This is referred to as the "asset group." If the aggregate undiscounted cash flows are less than the carrying value of the asset group, the next step is to determine the fair value of the asset group. If the fair value of the asset group is less than the carrying value of the asset group, impairment exists and that impairment is allocated to each individual asset in the group based on its relative book value; however, in no circumstances would an individual asset be written down below its fair value. Caliper also performs an annual assessment of impairment for all indefinitely-lived intangible assets. If the fair value

CALIPER LIFE SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

exceeds the carrying value of the asset, then the intangible is not impaired. If the fair value is less than the carrying value, then an impairment charge is recorded equal to the difference. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. As discussed in Note 7, Caliper recorded an impairment charge of $0.4 million during 2009 related to a developed technology intangible asset.

Fair Value of Financial Instruments

        The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents, accounts receivable, other current assets, accounts payable and other accrued expenses approximate fair value due to their short-term maturities. Caliper's available-for-sale marketable securities are carried at fair value based on quoted market prices, consistent with the requirements of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 320, Accounting for Certain Investments in Debt and Equity Securities. Caliper's credit facility is carried at book value as outstanding amounts approximate fair value as monthly interest payments are indexed based on the prime rate.

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

Service and Annual Maintenance Agreements

        Caliper's general policy is to recognize revenue as services are performed, typically using the proportional performance method based upon defined outputs or other reasonable measures as applicable, or ratably over the contract service term in the case of annual maintenance contracts. Customers may purchase optional warranty coverage during the initial standard warranty term and annual maintenance contracts beyond the standard warranty expiration. These optional service offerings are not included in the price Caliper charges customers for the initial product purchase. Under Caliper's standard warranty, the customer is entitled to repair or replacement of defective goods.

Licensing and Royalty

        Revenue from up-front license fees is recognized when the earnings process is complete and no further obligations exist. If further obligations exist, the up-front license fee is recognized ratably over the obligation period. Royalties and milestone payments under licenses are recorded as earned in accordance with contract terms, when third-party results are reliably measured and collectability is reasonably assured. Imaging patent rights granted to commercial imaging customers are recognized ratably over the term of the license.

Contract Revenue

        Revenue from contract research and development services is recognized as earned based on the performance requirements of the contract. Non-refundable contract fees, unless based upon time and materials, time and expense, or substantive milestones, are generally recognized using the proportional performance method.

Multiple Element Arrangements

        Caliper's revenue arrangements often include the sale of an instrument, consumables, software, service, technology licenses, installation and training. Revenue arrangements may include one of these single elements, or may incorporate one or more elements in a single transaction or combination of related transactions. During the third quarter of 2009, Caliper adopted the guidance of ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements, and ASU No. 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements which were ratified by the Financial Accounting Standards Board (FASB) Emerging Issues Task Force on September 23, 2009. ASU No. 2009-13 affects accounting and reporting for all multiple-deliverable arrangements. It also affects companies that are affected by the amendments of ASU No. 2009-14.

        The amendments in ASU No. 2009-14 provide that tangible products containing software components and non-software components that function together to deliver the tangible product's essential functionality are no longer within the scope of the software revenue guidance in

CALIPER LIFE SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

Subtopic 985-605. In addition, the amendments require that hardware components of a tangible product containing software components always be excluded from the software revenue guidance.

        ASU No. 2009-13 establishes a selling price hierarchy for determining the selling price of a deliverable in a sale arrangement. The selling price for each deliverable is based on vendor-specific objective evidence ("VSOE") if available, third-party evidence ("TPE") if VSOE is not available, or estimated selling price if neither VSOE or TPE is available. The amendments in this ASU eliminate the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. The relative selling price method allocates any discount in the arrangement proportionately to each deliverable on the basis of the deliverable's selling price.

        Caliper adopted these standards in the third quarter of 2009, effective as of January 1, 2009 and on a prospective basis thereafter. The adoption of these standards did not materially affect any of the quarterly periods in 2009.

Imaging

        Caliper's Imaging products typically contain the following elements: the imaging instrument, software, installation services, training services, post-contract support services (PCS), and for Caliper's commercial customers, a method patent license. Prior to ASU 2009-14, Caliper accounted for these instruments under the software revenue recognition guidance as the software was determined to be more than incidental to the instrument. As a result of the adoption of ASU 2009-14, Caliper has concluded that the software functions together with the instrument to deliver the instrument's essential functionality, and thus is no longer subject to the guidance of Subtopic 985-605. As such, Caliper now uses the guidance of ASC 605-25, as updated by ASU 2009-13, to allocate arrangement consideration to each element of the arrangement.

        As required by ASU 2009-13, when allocating arrangement consideration, a determination of selling price must be made for each element of the arrangement. Where VSOE exists for an element, Caliper has used VSOE as the selling price. Caliper generally and historically has demonstrated VSOE for installation services, training services, PCS, and its method patents. Caliper's Imaging instruments are always delivered together with software. As such, VSOE does not exist for these elements. Caliper concluded that sufficient TPE does not exist to serve as a basis for determining selling price due to the unique and proprietary technologies offered in its products; however, Caliper has considered any TPE information that is available in its estimates of selling price. As a result, Caliper has estimated the selling price of the combined Imaging instrument and software. In estimating selling prices, Caliper considers a number of factors including: Caliper's pricing policies and objectives, information gathered from its experience in customer negotiations, market research and information, recent technological trends and innovation, the nature of any services purchased by the customer, and competitor pricing (where available).

Research

        Caliper's Research products, which include microfluidic and automation offerings, typically contain the following elements: the instrument, software, installation services, training services and for Caliper's microfluidic customers, the microfluidic chip. Caliper uses the guidance of ASC 605-25, as updated by ASU 2009-13, to allocate arrangement consideration to each element of the arrangement.

CALIPER LIFE SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

        As required by ASU 2009-13, when allocating arrangement consideration, a determination of selling price must be made for each element of the arrangement. Where VSOE exists for an element, Caliper has used VSOE as the selling price. Caliper generally and historically has demonstrated VSOE for installation services, training services and its microfluidic chips. Caliper's Research instruments and software are rarely sold separately. As such, VSOE does not exist for these elements. Caliper concluded that sufficient TPE does not exist to serve as a basis for determining selling price due to the unique and proprietary technologies offered in its products; however, Caliper has considered any TPE information that is available in its estimates of selling price. Caliper has estimated the selling price of the combined Research instrument and software. In estimating selling prices, Caliper considers a number of factors including: Caliper's pricing policies and objectives, information gathered from our experience in customer negotiations, market research and information, recent technological trends and innovation, the nature of any services purchased by the customer, and competitor pricing (where available).

Segment Reporting

        Caliper currently operates in one business segment, the development and commercialization of life science instruments and related consumables and services for use in drug discovery and other life sciences research and development. Caliper's entire business is comprehensively managed by a single management team that reports to the Chief Executive Officer. Caliper does not operate its core lines of product and services as separate business entities, nor does it accumulate discrete financial information with respect to separate product and service areas. As such, Caliper does not have separately reportable segments as defined by FASB ASC 280, Disclosure about Segments of an Enterprise and Related Information. Refer to Note 16 for discussion regarding Caliper's geographical activities.

Goodwill

        In accordance with FASB ASC 805, Business Combinations, and FASB ASC 350, Goodwill and Other Intangible Assets, goodwill and certain other intangibles are not amortized but are instead subject to periodic impairment assessments. Caliper performs a test for the impairment of goodwill annually following the related acquisition, or more frequently if events or circumstances indicate that goodwill may be impaired. Because Caliper has a single operating segment which is the sole reporting unit, Caliper performs this test by comparing the fair value of Caliper with its carrying value, including goodwill. If the fair value exceeds the carrying value, goodwill is not impaired. If the book value exceeds the carrying value, Caliper would calculate the potential impairment loss by comparing the implied fair value of goodwill with the book value of goodwill. If the implied fair value of goodwill is less than the book value, an impairment charge would be recorded equal to the difference. Caliper recorded an impairment charge of $43.4 million in 2008. Refer to Note 7 for further discussion.

        Caliper performs an annual impairment analysis of goodwill to determine if impairment exists, and may perform a test for the impairment of goodwill more frequently if events or circumstances indicate that goodwill may be impaired. The goodwill impairment analysis is a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. Caliper is comprised of a single segment which is the sole reporting unit. Caliper determines the fair value of the reporting unit using the concepts of ASC 820, which includes the appropriate weighting of acceptable indicators of fair value, primarily market and income based indicators of fair value. If the fair value of a reporting unit exceeds

CALIPER LIFE SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

its carrying amount, goodwill of the reporting unit is not impaired. However, if the carrying value exceeds estimated fair value, there is an indication of potential impairment and a second step is performed to measure the amount of impairment. Fair value is determined by utilizing information about the Company as well as publicly available industry information. Determining fair value involves judgments by Caliper's management and requires the use of significant estimates and assumptions, including point-in-time estimates of revenue growth rates, profit margin percentages, discount rates, perpetuity growth rates, future capital expenditures and future market conditions, among others.

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

Foreign Currency Translation

        The financial statements of Caliper's foreign subsidiaries are translated in accordance with FASB ASC 830, Foreign Currency Translation. In translating the accounts of the foreign subsidiaries into U.S. dollars, stockholders' equity is translated at historical rates, while assets and liabilities are translated at the rate of exchange in effect as of the end of the period. Revenue and expense transactions are translated using the weighted-average exchange rate in effect during the period in which they arise. The resulting foreign currency translation adjustments are reflected within comprehensive income (loss) as a separate component of stockholders' equity.

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

Warranty Obligations

        Caliper provides for estimated warranty expenses as a component of cost of revenue at the time product revenue is recognized in accordance with FASB ASC 450, Accounting for Contingencies and FASB ASC 460, Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others. Caliper offers a one-year limited warranty on most products, which is included in the selling price. Caliper's standard limited warranty covers repair or replacement

CALIPER LIFE SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

of defective goods, a preventative maintenance visit on certain products, and telephone-based technical support. Factors that affect Caliper's warranty liability include the number of installed units, historical and anticipated rates of warranty claims, and cost per claim. Caliper periodically assesses the adequacy of its recorded warranty liabilities and adjusts amounts as necessary.

Other Income (Expense)

        Other income (expense), net consists of the following (in thousands):

	Years Ended December 31,
	2009	2008	2007
Foreign currency transaction gains (losses), net	$(338)	$466	$576
Other income, net	275	55	3

	$(63)	$521	$579

Guarantees and Indemnifications

        Caliper recognizes liabilities for guarantees in accordance with FASB ASC 460 that requires upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligations it assumes under that guarantee.

        Caliper has certain indemnification obligations related to the divestiture of the Xenogen Biosciences Corporation ("XenBio") operations. The divestiture agreements also contain representations, warrants and indemnities that are customary in stock purchase transactions.

        Caliper, as permitted under Delaware law and in accordance with its Bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at Caliper's request in such capacity. The term of the indemnification period is the officer's or director's lifetime. Caliper may terminate the indemnification agreements with its officers and directors upon 90 days written notice, but termination will not affect claims for indemnification relating to events occurring prior to the effective date of termination. The maximum amount of potential future indemnification is unlimited; however, Caliper has a director and officer insurance policy that limits its exposure and may enable it to recover a portion of any future amounts paid. Caliper believes the fair value of these indemnification agreements is minimal. Accordingly, Caliper has not recorded any liabilities for these agreements as of December 31, 2009 and 2008.

Shipping and Handling Fees and Costs

        Shipping and handling fees billed to customers for product shipments are recorded in "Product revenue" in the accompanying consolidated statements of operations. Shipping and handling costs incurred for inventory purchases and product shipments are recorded in "Cost of revenue" in the accompanying consolidated statements of operations.

Advertising Expense

        Caliper expenses costs of advertising as incurred. Advertising costs were $1.7 million, $1.8 million and $1.9 million during 2009, 2008 and 2007, respectively.

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

        Caliper's allowance for doubtful accounts at December 31, 2009 and 2008 was $0.8 million and $0.7 million, respectively. Caliper grants credit to customers based on evaluations of their financial condition, generally without requiring collateral. However, credit risk is reduced through Caliper's efforts to monitor its exposure for credit losses and maintain allowances, if necessary. In 2009 and 2008, no customer accounted for greater than 10% of total revenues or gross accounts receivable. Caliper's policy is to perform an analysis of the recoverability of its trade accounts receivable at the end of each reporting period and to establish allowances for those accounts considered uncollectible. Caliper analyzes historical bad debts, customer concentrations, customer credit-worthiness, and current economic trends when evaluating the adequacy of the allowance for doubtful accounts.

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

Comprehensive Income (Loss)

        Caliper accounts for comprehensive income (loss) in accordance with FASB ASC 220, Reporting Comprehensive Income. The components of comprehensive income (loss) are unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments. Comprehensive income (loss) has been disclosed in the Statement of Stockholders' Equity. As of December 31, 2009, accumulated other comprehensive income included $293,000 in foreign currency translation gains and $1,000 in unrealized losses on available-for-sale securities. As of December 31, 2008, accumulated other comprehensive income included $127,000 in foreign currency translation gains and $56,000 in unrealized gains on available-for-sale securities.

CALIPER LIFE SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

Stock-Based Compensation

        Caliper accounts for stock-based compensation in accordance with FASB ASC 718, Share-Based Payment, which requires all share-based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on their fair values. Caliper estimates the fair value of each option award on the date of grant using the Black-Scholes-Merton based option-pricing model.

Net Loss Per Share

        Basic earnings per share is calculated based on the weighted-average number of common shares outstanding during the period. Diluted earnings per share would give effect to the dilutive effect of common stock equivalents consisting of stock options, unvested restricted stock, unvested restricted stock units and warrants (calculated using the treasury stock method).

        Common stock equivalents equal to 16.2, 14.4 and 14.0 million shares (prior to the application of the treasury stock method) were excluded from the computation of net loss per share in each of the three year periods ended December 31, 2009, 2008 and 2007, respectively, as they would have an antidilutive effect due to Caliper's net loss.

Income Taxes

        Caliper accounts for income taxes in accordance with FASB ASC 740, Accounting for Income Taxes, and accounts for uncertainty in income taxes recognized in financial statements in accordance with FASB ASC 740, Accounting for Uncertainty in Income Taxes. FASB ASC 740 prescribes a comprehensive model for the recognition, measurement, and financial statement disclosure of uncertain tax positions. Unrecognized tax benefits are the difference between tax positions taken, or expected to be taken, in tax returns, and the benefits recognized for accounting purposes pursuant to FASB ASC 740. Caliper classifies uncertain tax positions as short-term liabilities within accrued expenses. During the fiscal years ended December 31, 2009, 2008 and 2007, Caliper's tax provisions primarily relate to foreign taxes in jurisdictions where its wholly owned subsidiaries are profitable and state taxes in the State of California.

Recent Accounting Pronouncements

Newly Adopted Accounting Pronouncements

        During the third quarter of 2009, Caliper adopted the guidance of ASU No. 2009-23, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements, and ASU No. 2009-14, Software (Topic 985): Certain Revenue Arrangement That Include Software Elements which were ratified by the Financial Accounting Standards Board ("FASB") Emerging Issues Task Force on September 23, 2009. ASU No. 2009-13 affects accounting and reporting for all multiple-deliverable arrangements. It also affects companies that are affected by the amendments of ASU No. 2009-14. The impact of these standards was not material to our reported results of operations. Refer to our revenue recognition policies for further discussion.

        In June 2009, the FASB issued the ASC as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with U.S. GAAP. While the adoption of the ASC as of September 30, 2009

CALIPER LIFE SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

changes how we reference accounting standards, the adoption did not have an impact on our financial position, results of operations, cash flows, or accounting policies.

        In May 2009, the FASB issued ASC 855-10, Subsequent Events. ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption of ASC 855-10 had no impact on our financial condition or results of operations.

        In December 2007, the FASB issued ASC 805-10, Business Combinations. ASC 805-10 is effective for fiscal years beginning on or after December 15, 2008 and applies to all business combinations. ASC 805-10 provides that, upon initially obtaining control, an acquirer shall recognize 100 percent of the fair values of acquired assets, including goodwill, and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100 percent of its target. As a consequence, the current step acquisition model will be eliminated. Additionally, ASC 805-10 changes current practice, in part, as follows: (1) contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration; (2) transaction costs will be expensed as incurred, rather than capitalized as part of the purchase price; (3) pre-acquisition contingencies, such as legal issues, will generally have to be accounted for in purchase accounting at fair value; (4) in order to accrue for a restructuring plan in purchase accounting, the requirements in ASC 420-10, Exit or Disposal Cost Obligations, would have to be met at the acquisition date; and (5) in-process research and development charges will no longer be recorded. With the adoption of ASC 805-10 goodwill is no longer reduced when utilizing net operating loss carry forwards for which a full valuation allowance exists. The adoption of ASC 805-10 did not materially affect our results as we did not complete any business combinations in 2009. However, it may have a material impact on how we account for future business combinations.

        In April 2009, the FASB issued FASB Staff Position No. 141(R)-1 ("FSP FAS 141(R)-1"), Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (subsequently this standard has been codified under FASB ASC Topic 805). The revised authoritative guidance provides additional clarification on the initial recognition and measurement of assets acquired and liabilities assumed in a business combination that arise from contingencies. The revised authoritative guidance is effective for all fiscal years beginning on or after December 15, 2008. To date, the revised authoritative guidance has not had a significant impact on the accounting for any businesses acquired. However, it may have a material impact on how we account for future acquisitions.

        In November 2007, the EITF issued EITF Issue No. 07-1 (EITF No. 07-1), Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property. Companies may enter into arrangements with other companies to jointly develop, manufacture, distribute, and market a product. Often the activities associated with these arrangements are conducted by the collaborators without the creation of a separate legal entity (that is, the arrangement is operated as a "virtual joint venture"). The arrangements generally provide that the collaborators will share, based on contractually defined calculations, the profits or losses from the associated activities. Periodically, the collaborators share financial information related to product revenues generated (if any) and costs incurred that may trigger a sharing payment for the combined profits or losses. The consensus requires collaborators in such an arrangement to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on

CALIPER LIFE SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. EITF No. 07-1 is effective for collaborative arrangements in place at the beginning of the annual period beginning after December 15, 2008. As Caliper's collaborative agreements do not incorporate such revenue- and cost-sharing arrangements, Caliper's adoption of EITF No. 07-1 did not have a material impact on our financial statements.

3. Divestitures

Xenogen Biosciences Divestiture

        On December 11, 2009, Caliper entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") with Taconic Farms, Inc., ("Taconic"), a New York corporation. The Stock Purchase Agreement provided for the sale of Caliper's XenBio operations to Taconic for a purchase price of approximately $10.8 million, which included $9.7 million in cash together with $1.1 million which was placed into an escrow account until April 30, 2011. The escrow secures Caliper's indemnification obligations to Taconic, if any, under the Stock Purchase Agreement. The Stock Purchase Agreement also contains representations, warranties and indemnities that are customary in stock purchase transactions. As of the transaction date, XenBio had net assets of $4.9 million comprised of $2.6 million in identified intangibles, $1.9 million of goodwill allocated on a relative fair value basis, and $0.4 million of other net assets. The sale of XenBio resulted in a $4.2 million gain based upon the net proceeds received to date, excluding the amount held in escrow, in excess of total divested net assets.

PDQ Product Line Divestiture

        On October 29, 2008, Caliper entered into an Asset Sale and Purchase Agreement (the "Purchase Agreement") with Sotax Corporation ("Sotax"), a Virginia corporation and a privately-owned subsidiary of SOTAX Holding A.G. based in Switzerland. The Purchase Agreement provided for the sale of Caliper's Pharmaceutical Development and Quality ("PDQ") product line to Sotax for a purchase price of approximately $15.8 million, including $13.8 million in cash together with certain assumed liabilities upon closing which were approximately $2.0 million (the "Purchase Price"). Pursuant to the Purchase Agreement, $1.0 million of the Purchase Price was placed into an escrow account until the first anniversary of November 10, 2008, the closing date. The escrow secured Caliper's indemnification obligations to Sotax, if any, under the Purchase Agreement. The Purchase Agreement also contains representations, warranties and indemnities that are customary in asset sale transactions. Caliper realized approximately $12.6 million in net cash proceeds from the sale of its PDQ product line upon closing, after the escrow account deposit and transaction expenses. As of the transaction date, net assets of the PDQ product line were approximately $11.0 million consisting of $10.5 million of goodwill allocated on a relative fair value basis, and $0.5 million of inventory, net of deferred revenue and accrued expenses. The sale of the PDQ product line resulted in a $1.4 million gain in 2008 based upon the net proceeds received to date, excluding the amount held in escrow, in excess of total divested net assets. In November 2009, upon the anniversary of the closing, Caliper recorded an additional gain of $0.7 million based upon the release from escrow after the parties reached agreement related to indemnification claims made by Sotax in connection with the Purchase Agreement. The additional gain was recorded within other income in Caliper's statement of operations.

CALIPER LIFE SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Divestitures (Continued)

AutoTrace Product Line Divestiture

        On November 10, 2008, Caliper entered into an Asset Purchase Agreement (the "Asset Purchase Agreement") with Dionex Corporation ("Dionex"), a publicly traded Delaware corporation. The Asset Purchase Agreement provided for the sale of Caliper's AutoTrace product line to Dionex for a purchase price of approximately $5.0 million. As of the transaction date, net assets of the AutoTrace product line were approximately $4.1 million consisting of $3.8 million of goodwill allocated on a relative fair value basis, and $0.5 million of inventory, net of deferred revenue and accrued expenses. The sale of the AutoTrace product line resulted in a $0.7 million gain in 2008 based upon the net proceeds received in excess of total divested net assets.

4. Cash, Cash Equivalents and Marketable Securities

        Caliper's cash, cash equivalents and marketable securities are invested in a diversified portfolio of financial instruments, including money market instruments, corporate notes and bonds, government or government agency securities and other debt securities issued by financial institutions and other issuers with strong credit ratings. Marketable securities are freely tradable at any time, irrespective of their maturity dates. Caliper's marketable securities are classified within current assets as such investments are available to be sold in response to operating cash needs, or as a result of changes in the availability of and the yield on alternative investments. By policy, the amount of credit exposure to any one institution is limited. Investments are generally not collateralized and primarily mature within three years. As of December 31, 2009, the majority of Caliper's marketable securities mature within one year.

        The following is a summary of cash and available-for-sale securities as of December 31, 2009 (in thousands):

	Amortized Cost	Gross Unrealized Losses	Gross Unrealized Gains	Estimated Fair Value
Cash and money market funds(1)	$34,522	$—	$—	$34,522
Commercial paper(2)	1,797	—	—	1,797
Corporate debt securities(2)	1,729	(1)	—	1,728

	$38,048	$(1)	$—	$38,047

(1)
Reported as cash and cash equivalents

(2)
Reported as marketable securities

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

(1)
Reported as cash and cash equivalents

(2)
Reported as marketable securities

        Gross realized gains and losses on sales of available-for-sale securities have been included within other income in Caliper's statement of operations and were not material in 2009, 2008 and 2007. Caliper utilizes the specific identification basis to reclassify amounts out of accumulated other comprehensive income into earnings.

        As of December 31, 2009 and 2008, Caliper held available-for-sale securities having an aggregate value of $3.5 million and $3.0 million, respectively. Unrealized gains and losses pertaining to underlying individual securities were not material in either year. Although available to be sold to meet operating needs or otherwise, securities are generally held through maturity. Therefore, such unrealized losses are deemed temporary and have been included within accumulated other comprehensive income.

        In September 2006, the FASB issued ASC 820, Fair Value Measurements, effective for financial statements issued for fiscal years beginning after November 15, 2007. FASB ASC 820 replaces multiple existing definitions of fair value with a single definition, establishes a consistent framework for measuring fair value and expands financial statement disclosures regarding fair value measurements. FASB ASC 820 applies only to fair value measurements that already are required or permitted by other accounting standards and does not require any new fair value measurements. In February 2008, the FASB issued FASB Staff Position (FSP) No. 157-2 ("FSP No. 157-2"), which delayed until the first quarter of 2009 the effective date of FASB ASC 820 for nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. Our nonfinancial assets and liabilities that meet the deferral criteria set forth in FSP No. 157-2 include goodwill, intangible assets and property, plant and equipment.

        In October 2008, the FASB issued FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies the application of FASB ASC 820 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active. The Staff Position is effective immediately and applies to prior periods for which financial statements have not been issued, including interim or annual periods ending on or before September 30, 2008. The implementation of SFAS 157-3 did not have a material impact on our consolidated financial position, results of operations and cash flows.

CALIPER LIFE SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Cash, Cash Equivalents and Marketable Securities (Continued)

        In accordance with the provisions of FASB ASC 820, Caliper measures fair value at the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Statement prioritizes the assumption that market participants would use in pricing the asset or liability (the "inputs") into a three-tier fair value hierarchy. This fair value hierarchy gives the highest priority (Level 1) to quoted prices in active markets for identical assets or liabilities and the lowest priority (Level 3) to unobservable inputs in which little or no market data exists, requiring companies to develop their own assumptions. Observable inputs that do not meet the criteria of Level 1, and include quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets and liabilities in markets that are not active, are categorized as Level 2. Level 3 inputs are those that reflect our estimates about the assumptions market participants would use in pricing the asset or liability, based on the best information available in the circumstances. Valuation techniques for assets and liabilities measured using Level 3 inputs may include methodologies such as the market approach, the income approach or the cost approach, and may use unobservable inputs such as projections, estimates and management's interpretation of current market data. These unobservable inputs are only utilized to the extent that observable inputs are not available or cost-effective to obtain.

        On December 31, 2009, Caliper's investments were valued in accordance with the fair value hierarchy as follows (in thousands):

	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Money market funds	$8,456	$8,456	$—	$—
Commercial paper	1,797	—	1,797	—
U.S. corporate notes and bonds	1,728	—	1,728	—

Total	$11,981	$8,456	$3,525	$—

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

        Caliper held four investments in debt securities that were in an unrealized loss position as of December 31, 2009, however, the losses are not material and management does not believe any individual unrealized loss at December 31, 2009 represents an other-than-temporary impairment as these unrealized losses are primarily attributable to changes in the interest rates and the ongoing credit crisis which has created volatile market conditions. Caliper currently has both the intent and ability to hold the securities for a time necessary to recover the amortized cost. During the twelve months ended December 31, 2009, a total unrealized loss of $57,000 was recorded to accumulated other comprehensive income within the accompanying balance sheet.

CALIPER LIFE SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Inventories

        Inventories are stated at the lower of cost (determined on a first-in, first-out basis, or "FIFO") or market. Amounts are relieved from inventory and recognized as a component of cost of sales on a FIFO basis. Inventories consist of the following (in thousands):

	December 31,
	2009	2008
Raw material	$5,879	$10,173
Work-in-process	859	907
Finished goods	4,787	6,499

Inventories	$11,525	$17,579

        Caliper reserves or writes off the cost of inventory which it specifically identifies and considers to be obsolete or excess. Caliper defines obsolete inventory as inventory that will no longer be used in the manufacturing process. Excess inventory is generally defined as inventory in excess of projected usage, and is determined using management's best estimate of future demand at the time, based upon information then available to Caliper. Caliper uses a twelve-month demand forecast and, in addition to the demand forecast, Caliper also considers: (1) parts and subassemblies that can be used in alternative finished products, (2) parts and subassemblies that are unlikely to be impacted by engineering changes, and (3) known design changes which would reduce Caliper's ability to use the inventory as planned. During 2009, 2008 and 2007, respectively, Caliper recorded charges of $2.2 million, $1.7 million and $1.3 million, respectively, to cost of product revenues for excess and obsolete inventories.

6. Property and Equipment

        Property and equipment consists of the following (in thousands):

		December 31,
Asset Classification	Estimated Useful Life	2009	2008
Machinery and equipment	2 - 5 years	$9,425	$10,541
Computers and information systems	3 - 5 years	7,617	7,267
Office equipment, furniture and fixtures	5 years	1,849	1,775
Leasehold improvements	Shorter of estimated useful life or life of lease	13,814	13,863

		32,705	33,446
Accumulated depreciation and amortization		(23,598)	(22,711)

Property and equipment, net		$9,107	$10,735

        Depreciation expense was $2.9 million, $3.6 million and $3.8 million for the years ended December 31, 2009, 2008, and 2007, respectively.

CALIPER LIFE SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Goodwill and Intangible Assets

Goodwill

        Caliper performs an annual impairment analysis of goodwill to determine if impairment exists, and may perform a test for the impairment of goodwill more frequently if events or circumstances indicate that goodwill may be impaired. The goodwill impairment analysis is a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. Caliper is comprised of a single segment which is the sole reporting unit. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired. However, if the carrying value exceeds estimated fair value, there is an indication of potential impairment and a second step is performed to measure the amount of impairment. Fair value is determined by utilizing information about the Company as well as publicly available industry information. Determining fair value involves judgments by Caliper's management and requires the use of significant estimates and assumptions, including point-in-time estimates of revenue growth rates, profit margin percentages, discount rates, perpetuity growth rates, future capital expenditures and future market conditions, among others.

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

        Caliper's annual goodwill impairment assessment has historically been completed at the beginning of the fourth quarter. Goodwill is not amortized, but is reviewed for impairment at least annually. The results of the impairment test are as of a point in time. If the future growth and operating results of our business are not as strong as anticipated and/or Caliper's market capitalization declines, this could impact the assumptions used in calculating the fair value in subsequent years. To the extent goodwill is impaired, its carrying value will be further written down to its implied fair value and a charge will be made to Caliper's earnings. Such an impairment charge would materially and adversely affect Caliper's GAAP reported operating results. As of December 31, 2009, Caliper had recorded goodwill of $21.0 million in its consolidated balance sheet. No impairment was identified in fiscal years 2009 and 2007.

        In 2009, with the sale of XenBio in the fourth quarter, Caliper first determined the amount of goodwill ($1.9 million) that was to be allocated to this divestiture based upon a relative fair value basis considering the transaction value. Caliper determined that the sale of the business resulted in an indicator of impairment under ASC 350 which required an interim goodwill impairment test, after such allocation. Caliper performed this test and concluded that after the sale of XenBio, the fair value of the reporting unit continues to exceed its carrying value, and thus a further test for impairment was not performed.

        In 2008, with the sales of its PDQ and AutoTrace product lines in the fourth quarter, Caliper first determined the amount of goodwill ($14.3 million) that was to be allocated to these divestitures based upon a relative fair value basis considering their recent transaction values, and then applied its annual

CALIPER LIFE SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Goodwill and Intangible Assets (Continued)

goodwill impairment analysis to the remaining goodwill balance ($66.3 million), which resulted in the determination that the second step of the test was required. The second step of the goodwill impairment test involved Caliper calculating the implied goodwill for the entity. The carrying value of the goodwill assigned to the overall business exceeded the implied fair value of goodwill, resulting in a goodwill impairment of $43.4 million. The goodwill impairment charge is non-cash in nature and does not affect Caliper's liquidity, cash flows from operating activities, or debt covenants, or have any impact on future operations.

Intangibles

        As of December 31, 2009, intangible assets consisted of the following (in thousands):

Asset Classification	Weighted Average Amortization Period	Cost	Accumulated Amortization	Net
Amortized intangible assets:
Core technologies	8.8 years	$30,113	$(11,676)	$18,437
Developed and contract technologies	6.8 years	7,375	(5,604)	1,771
Customer contracts, lists and relationships	6.8 years	5,056	(2,940)	2,116
Other intangibles	2.3 years	226	(226)	—

	8.2 years	42,770	(20,446)	22,324
Trade name	Indefinite life	2,898	—	2,898

Total intangible assets		$45,668	$(20,446)	$25,222

        Gross intangible assets of $5.4 million and accumulated amortization of $2.8 million were included in the calculation of the gain on the divestiture of XenBio.

        As of December 31, 2008, intangible assets consist of the following (in thousands):

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

CALIPER LIFE SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Goodwill and Intangible Assets (Continued)

        In the fourth quarter of 2009, Caliper recorded an impairment charge of $0.4 million related to certain intangible assets of NovaScreen based upon its annual impairment assessment. This charge is included within amortization of intangible assets on the accompanying statement of operations. As a result of this assessment, certain indicators of impairment were identified which required analysis on the fair value of the NovaScreen asset group, which primarily included working capital, fixed assets and intangible assets. Caliper completed its assessment of fair value relative to the NovaScreen asset group which resulted in the impairment of the NovaScreen developed technologies. The results of the impairment test are as of a point in time. If the future growth and operating results of the NovaScreen asset group are not as strong as anticipated, this could impact the assumptions used in calculating the fair value in subsequent years.

        Amortization expense was $6.6 million, $8.5 million and $10.2 million during the years ended December 31, 2009, 2008 and 2007, respectively. Scheduled amortization in future periods is as follows (in thousands):

Years ending December 31:
2010	$4,785
2011	4,443
2012	4,203
2013	3,953
2014	3,374
Thereafter	1,566

$22,324

8. Other Current and Non-current Liabilities

        Other current and non-current liabilities consist of the following (in thousands):

	December 31,
	2009	2008
Accrued legal	$246	$588
Accrued warranty	1,557	1,362
Accrued VAT and other taxes	1,885	1,462
Accrued royalties	1,772	1,501
Deferred rent	508	555
Accrued other	3,767	4,257

Total other accrued liabilities	$9,735	$9,725

Deferred rent	$5,158	$5,781
Deferred revenue	1,141	2,290
Other	130	204

Total other noncurrent liabilities	$6,429	$8,275

CALIPER LIFE SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Other Current and Non-current Liabilities (Continued)

Warranty Obligation

        Changes in Caliper's warranty obligation during the years ended December 31, 2009 and 2008 are as follows (in thousands):

Balance, December 31, 2007	$1,684
Warranties issued during the period	1,767
Settlements and adjustments made during the period	(2,089)

Balance, December 31, 2008	1,362
Warranties issued during the period	1,752
Settlements and adjustments made during the period	(1,557)

Balance, December 31, 2009	$1,557

Deferred Rent

        Deferred rent is principally comprised of i) deferred obligations established as a result of lease incentives, including tenant improvement financing and rent holidays (i.e., free rent), and ii) deferred obligations related to lease agreements with built-in rent escalations over time which are required to be accounted for on a straight-line basis under ASC 840, Accounting for Leases. Under i) above, the improvements funded by the landlord(s) are treated as lease incentives under FASB Technical Bulletin No. 88-1, Issues Relating to Accounting for Leases. Accordingly, the funding received from the landlord was recorded as fixed asset additions and a deferred rent liability on the consolidated balance sheet. The deferred rent liability is being amortized as a reduction to rent expense over the life of the lease. In accordance with FASB ASC 230, Statement of Cash Flows, cash flows from the landlord for the reimbursement of improvements have been reported within cash from operating activities, while cash flows remitted for the acquisition of leasehold improvements are classified within investing activity cash flows.

9. Credit Facility

        On March 6, 2009, Caliper entered into a Second Amended and Restated Loan and Security Agreement ("credit facility") with a bank, which permits Caliper to borrow up to $25 million in the form of revolving loan advances, including up to $5 million in the form of letters of credit and other contingent reserves. Principal borrowings under the credit facility accrue interest at a floating annual rate equal to the prime rate plus one percent if Caliper's unrestricted cash held at the bank exceeds or is equal to $20 million, or prime plus two percent if Caliper's unrestricted cash held at the bank is below $20 million. Under the credit facility, Caliper is permitted to borrow up to $25 million, subject to a borrowing base limit consisting of (a) 80% of eligible accounts receivable plus (b) the lesser of 70% of Caliper's unrestricted cash at the bank or $12 million; provided, that on each of the first three (3) business days and each of the last three (3) business days of each fiscal quarter, the borrowing base is (a) 80% of eligible accounts receivable plus (b) the lesser of 90% of Caliper's unrestricted cash at the bank or $12 million. Eligible accounts receivable do not include internationally billed receivables, unbilled receivables, and receivables aged over 90 days from invoice date. On December 11, 2009, Caliper entered into a First Loan Modification Agreement with the bank which extended the maturity of the credit facility to April 1, 2011 and set the amended covenants as a result of the XenBio

CALIPER LIFE SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Credit Facility (Continued)

divestiture and also established covenants for the quarter ended march 31, 2011. As of December 31, 2009, $14.9 million was outstanding under the credit facility. The credit facility serves as a source of capital for ongoing operations and working capital needs.

        The credit facility includes traditional lending and reporting covenants including that certain financial covenants applicable to liquidity and earnings are to be maintained by Caliper and tested as of the last day of each quarter. As of December 31, 2009, Caliper was in compliance with all of its covenants. The credit facility also includes a net liquidity clause. Under this clause, if Caliper's cash, cash equivalents and marketable securities, held at the bank, net of debt outstanding under the credit facility, is less than $0.5 million (Net Liquidity), the bank will apply all of Caliper's accounts receivable collections, received within its lockbox arrangement with the bank, to the outstanding principal. Such amounts are eligible to be re-borrowed by Caliper subject to the borrowing base limit described above.

        The credit facility also includes subjective rights for the bank to accelerate the maturity of the debt, lower the borrowing base or stop making advances, which are typical within asset based lending arrangements. Caliper does not believe the bank will exercise these rights as long as it is meeting its covenants and achieving its forecast. The credit facility also includes several potential events of default such as payment default, material adverse change conditions and insolvency conditions that could cause interest to be charged at the interest rate in effect as of the date of default plus two percentage points, or in the event of any uncured events of default (including non-compliance with liquidity and earnings financial covenants), could result in the bank's right to declare all outstanding obligations immediately due and payable. Should an event of default occur, including the exercise of a material adverse change condition, and based on such default the bank were to decide to declare all outstanding obligations immediately due and payable, Caliper may be required to significantly reduce its costs and expenses, sell additional equity or debt securities, or restructure portions of its business which could involve the sale of certain business assets. The sale of additional equity or convertible debt securities may result in additional dilution to Caliper's stockholders. Furthermore, additional capital may not be available on terms favorable to Caliper, if at all. In this circumstance, if Caliper could not significantly reduce its costs and expenses, obtain adequate financing on acceptable terms when such financing is required or restructure portions of its business, Caliper's business would be adversely affected. In addition, the amount of available capital that Caliper is able to access under the credit facility at any particular time is dependent upon the borrowing base formula, which ultimately relies on the underlying performance of the business. If economic conditions worsen and its business performance is not as strong as anticipated, then Caliper could experience an event of default or a reduction in borrowing capacity under the credit facility, which if not cured to the bank's satisfaction, could have a potential adverse impact on its ability to access capital under its credit facility fund in order to fund 2010 operations. If such events were to occur, Caliper's business would be adversely affected.

        Outstanding obligations under the credit facility were $14.9 million as of December 31, 2009 and 2008. The credit facility is classified as short-term consistent with Caliper's intent to utilize the credit facility to fund operations and working capital needs on a revolving loan basis and pay down the obligation within the year to minimize interest costs. Interest is due monthly and has ranged from 4.5% to 6.5% during 2009 and 4.5% to 7.5% during 2008.

CALIPER LIFE SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Commitments and Contingencies

Leases

        As of December 31, 2009, future minimum payments under operating leases (excluding idled facilities accounted for within accrued restructuring) were as follows (in thousands):

Years ending December 31:
2010	$4,860
2011	4,524
2012	4,438
2013	4,355
2014	3,636
Thereafter	10,985

Total minimum lease payments	$32,798

        Rent expense relating to operating leases was approximately $5.3 million in 2009, $6.0 million in 2008 and $5.8 million in 2007.

Letters-of-Credit

        As of December 31, 2009, Caliper had outstanding standby letters-of-credit, which restrict available borrowing under its credit facility, in the outstanding amount of $1.4 million primarily securing facility operating leases.

Inventory Purchases

        As of December 31, 2009 and 2008, Caliper had a non-cancelable purchase commitment in the amount of approximately $0.4 million, with its foreign supplier for the purchase of glass stock used in the manufacture of certain types of its chips.

        As of December 31, 2009 and 2008, Caliper had non-cancelable purchase commitments in the amount of approximately $2.5 million and $2.9 million, respectively, with its CCD camera suppliers and filter supplier for the purchase of parts used in the manufacture of in vivo imaging instrumentation.

Royalty Arrangements

        On August 9, 2006, Stanford University provided Xenogen with the results of an audit performed pursuant to the exclusive license agreement between Stanford and Xenogen. The audit report, which was prepared by a third party consultant, asserted certain claims of underpayments during the period from 2002 through March 31, 2006 based upon a different interpretation of the scope of imaging products that are subject to the royalty provisions of the license than Caliper had used for the calculation of royalties since the beginning of this licensing arrangement in 1997. Upon review of the audit report, Caliper determined that additional royalties of $71,000 were owed to Stanford, and paid this obligation in 2006. Caliper is contesting the remaining payment obligation that is claimed in the Stanford audit report, and as a result, has not accrued for any additional liability. The amount of any remaining contingent obligation, if any, cannot currently be estimated, nor does Caliper believe that it is probable that a liability exists. At any time, either party may choose binding arbitration to resolve any dispute over the amount of back royalties owed, if any.

CALIPER LIFE SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Commitments and Contingencies (Continued)

        Caliper has entered into royalty arrangements with several third parties whereby Caliper owes royalties related to revenues that are derived pursuant to in-licensed technologies. Royalty obligations are expensed when incurred or over the minimum royalty periods. Some of the arrangements include minimum royalties over a defined term. The future minimum royalty payments are as follows (in thousands):

Years ending December 31:
2010	$289
2011	167
2012	166
2013	159
2014	158
Thereafter	903

Total minimum royalty payments	$1,842

11. Restructuring Activities

        The following table summarizes the restructuring accrual activity (in thousands):

	Severance and Related	Facilities	Total
Balance, December 31, 2006	$3,041	6,119	$9,160
Restructuring (credits) charges	(187)	612	425
Interest accretion and adjustments	—	372	372
Payments	(2,845)	(4,494)	(7,339)

Balance, December 31, 2007	9	2,609	2,618
Restructuring charges	—	4,605	4,605
Interest accretion and adjustments	—	(61)	(61)
Payments	(9)	(2,677)	(2,686)

Balance, December 31, 2008	—	4,476	4,476
Restructuring charges	—	1,747	1,747
Correction of prior period error (see Note 17)	—	(1,157)	(1,157)
Interest accretion and adjustments	—	264	264
Payments	—	(1,649)	(1,649)

Balance, December 31, 2009	$—	3,681	$3,681

        The restructuring liability as of December 31, 2009 reflects the minimum future payment obligations related to base lease rentals and operating charges, net of sub lease income, over the remaining lease lives through November 2015, discounted at the borrowing rate in effect at the time of the restructuring event (5% or 8.75%).

CALIPER LIFE SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Restructuring Activities (Continued)

        The remaining facility obligations are as follows (in thousands):

Years ending December 31:
2010	$1,589
2011	1,237
2012	621
2013	597
2014	97
Thereafter	93

Total minimum payments	4,234
Less: Amount representing interest	553

Present value of future payments	3,681
Less: Current portion of obligations	1,449

Noncurrent portion of obligations	$2,232

        Included within the above obligations is estimated future sublease income of $0.1 million in 2010 and $1.0 million annually in 2011 through 2013.

        The restructuring obligations reflected above resulted from the following actions:

Facility Closures

        During the first quarter of 2008, Caliper initiated the consolidation of its West Coast business operations to reduce overall facility costs and improve productivity and effectiveness of its research and development spending. The consolidation plan entailed vacating approximately 26,300 square feet of occupied space in Mountain View, California, which was completed in September 2008. This facility closure was accounted for in accordance with FASB ASC 420, Accounting for Costs Associated with Exit or Disposal Activities, pursuant to which Caliper recorded a liability equal to the fair value of the remaining lease payments as of the cease-use date. Fair value was determined based upon the discounted present value of remaining lease rentals (using a discount rate of 5.5%) for the space no longer occupied, considering future estimated sublease income, estimated broker fees and required tenant improvements. Caliper calculated the fair value as $4.6 million and recorded this amount within restructuring charges, within the accompanying consolidated income statement. The restructuring charge includes a $2.8 million charge recorded during the third quarter along with a revision to the sublease assumptions in the fourth quarter which resulted in an additional $1.8 million charge, based on the further deterioration of the sublease market in Mountain View, California.

        In 2009, Caliper revised its assumptions around the restructuring charge taken in 2008 regarding the Mountain View, California facility. The effect of the change was to update the sublease timing and rates assumed as a result of the current real estate market. As a result of these revisions, we recorded a charge of $0.8 million in the fourth quarter of 2009. As more fully described in Note 17, management also identified errors related to the restructuring charges it recorded related to the Mountain View, California facility. The error identified related to 10,200 square feet for which Caliper did not meet the criteria for a "cease use" date as defined by ASC 420 in 2008. Caliper corrected this error in the fourth quarter of 2009 and recorded a credit (a reduction of restructuring charges) to its statement of

CALIPER LIFE SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Restructuring Activities (Continued)

operations of $1.2 million. The net of these restructuring activities in the fourth quarter of 2009 is a $0.4 million credit (i.e., reduction of expense) to restructuring charges in our statement of operations.

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

Warrants

        In connection with Caliper's 2006 acquisition of Xenogen, Caliper granted Xenogen stockholders an aggregate of 4,701,733 warrants, and reserved an additional 411,814 warrants for potential issuance upon the exercise of Xenogen warrants which were assumed by Caliper. Each warrant granted permits the holder to acquire one Caliper common share at an exercise price of $6.79 per share through August 9, 2011. Upon the potential exercise of these warrants, the holders are entitled to receive that number of Caliper shares and warrants that such holder would have been entitled to receive as a Xenogen stockholder as of the acquisition date. The termination date of the Caliper warrants that are

CALIPER LIFE SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Stockholders' Equity (Continued)

to be issued upon the eventual exercise of the Xenogen warrants may not be extended beyond the 5 year expiration date.

        The following table summarizes information with respect to warrants assumed from Xenogen which remain outstanding and exercisable at December 31, 2009:

Expiration Date	Exercise Price	Number of Xenogen Warrants	Equivalent Caliper Warrants (.2249 exchange ratio)	Equivalent Caliper Shares (.5792 exchange ratio)
August 2, 2012	$2.91	111,340	25,041	64,488
August 15, 2010	$3.29	1,412,562	317,685	818,156
April 30, 2013	$3.64	288,044	64,781	166,835
February 28, 2010	$15.82	1,580	355	915
October 18, 2011	$40.74	8,159	1,835	4,726
April 28, 2010	$40.75	2,576	579	1,492

		1,824,261	410,276	1,056,612

Stock Plans

        The following is a summary of Caliper's stock plans that are in place as of December 31, 2009:

Plan	Plan Shares Authorized	Plan Shares Available	Awards Outstanding	Common Stock Reserved for Future Issuance
Option Plans:
2009 Equity Plan	10,000,000	9,744,334	255,666	10,000,000
1999 Equity Plan	17,034,894	—	8,568,946	8,568,946
1999 Directors' Plan	808,917	—	384,694	384,694
2001 Non-Statutory Stock Option Plan	500,000	249,516	247,535	497,051
Acquisition Plan	900,000	80,000	600,000	680,000

	29,243,811	10,073,850	10,056,841	20,130,691

1999 Purchase Plan	3,279,035	456,850	—	456,850

        On June 2, 2009, Caliper's stockholders approved a new 2009 Equity Incentive Plan (the "2009 Equity Incentive Plan"), and Caliper reserved an aggregate of 10 million shares of common stock for issuance pursuant to the 2009 Equity Incentive Plan. The 2009 Equity Incentive Plan replaced Caliper's 1999 Equity Incentive Plan (the "1999 Plan") and 1999 Non-Employee Directors' Equity Incentive Plan (the "1999 Directors' Plan" and, collectively with the 1999 Plan, the "Existing Plans"), which were due to terminate on September 30, 2009. Collectively, the 2009 Equity Incentive Plan and Existing Plans are referred to as the "Plans." The 2009 Equity Incentive Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock, restricted stock units, and other types of stock-based awards to officers, employees, non-employee directors and consultants. Of the 10 million shares reserved under the 2009 Equity Incentive Plan, Caliper has established a 2.5 million share limit on the number of shares that may be granted as "full value" awards. A full value award is an award which is a one-for-one common stock equivalent, such as a restricted stock grant that does not require the individual to pay a purchase or exercise price to receive the shares of common stock. The 2009 Equity

CALIPER LIFE SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Stockholders' Equity (Continued)

Incentive Plan has a ten-year term through June 2, 2019, and stock options granted under the 2009 Equity Incentive Plan have a maximum term of ten years.

        The 1999 Equity Plan expired automatically upon the adoption of the new 2009 Equity Incentive Plan on June 2, 2009. This Plan, which was in place since being adopted by Caliper's Board of Directors and stockholders in 1999, continues to be in effect for outstanding options. The 1999 Equity Plan provided for an automatic annual increase in the shares reserved for issuance for a period of ten years starting in 2000, by the greater of 5% of outstanding shares on a fully-diluted basis or the number of shares that have been made subject to awards granted under the 1999 Equity Plan during the prior 12-month period, and included certain limitations with respect to the number of awards designated as "incentive stock options" which could be granted. Future cancellations of outstanding stock awards issued under the 1999 Equity Plan are not available for future grant under the 2009 Equity Incentive Plan. Options granted under the Plan generally carried a 10-year term and were subject to vesting provisions as determined by Caliper's Board of Directors. The majority of employee equity awards carried a 4-year vesting term.

        The 1999 Directors' Plan expired automatically upon the adoption of the new 2009 Equity Incentive Plan on June 2, 2009. This Plan, which was in place since being adopted by Caliper's Board of Directors and stockholders in 1999, as amended and approved by stockholders in June 2007, provided for the automatic grant of options and restricted stock units to non-employee directors. Future cancellations of outstanding stock awards issued under the 1999 Directors Plan are not available for future grant under the 2009 Equity Incentive Plan.

        In December 2001, Caliper's Board of Directors adopted the 2001 Non-Statutory Stock Option Plan (the "2001 Non-Statutory Plan"). Options under the 2001 Non-Statutory Plan cannot be issued to Caliper's current officers and directors and was therefore not required to be voted on and approved by stockholders.

        In June 2003, Caliper's Board of Directors adopted the Acquisition Equity Plan (the "Acquisition Plan"), which provides for the grant of options and restricted shares as inducements to retain key employees in connection with a significant acquisition. In July 2003, Caliper granted 600,000 options and 275,000 shares of restricted common stock under this plan in connection with the Zymark acquisition.

        In October 1999, Caliper's Board of Directors and stockholders adopted the 1999 Employee Stock Purchase Plan (the "1999 Purchase Plan"). The initial number of shares reserved was 300,000 and under the 1999 Equity Plan, the number of shares reserved for issuance automatically increases annually by the greater of 0.5% of outstanding shares on a fully-diluted basis, or the number of shares issued under the 1999 Purchase Plan during the prior 12-month period. The automatic share reserve increase may not exceed 3 million shares in aggregate over the 10-year period.

        The 1999 Purchase Plan permits eligible employees to acquire shares of Caliper's common stock through payroll deductions of up to 10% of their gross earnings. No employee may participate in the 1999 Purchase Plan if, immediately after the grant, the employee has voting power over 5% or more of the outstanding capital stock. The Board may specify offerings of up to 27 months under the terms of the plan; however, Caliper's Board of Directors has currently limited offering periods to six months. Unless the Board determines otherwise, common stock may be purchased at the lower of 85% of the fair market value of Caliper's common stock on the first day of the offering or 85% of the fair market

CALIPER LIFE SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Stockholders' Equity (Continued)

value of Caliper's common stock on the purchase date. The initial offering period began on the effective date of the initial public offering. Caliper issued 512,083, 313,477 and 296,549 shares under the 1999 Purchase Plan in the years 2009, 2008 and 2007, respectively, at a weighted average price of $1.12, $2.05 and $3.91, respectively.

        A summary of activity under the stock plans, excluding the 1999 Purchase Plan, is as follows:

		Outstanding
	Available	Number of Shares	Exercise Price	Weighted Average Exercise Price
Balance at December 31, 2008	5,080,845	8,268,181	$0.00 - 162.00	$5.42
Authorized	10,000,000	—	—	—
Granted	(3,544,324)	3,544,324	0.00 - 2.69	1.37
Exercised	—	(30,353)	0.97 - 2.59	1.10
Vested Restricted Stock	—	(255,347)	—	—
Un-vested Repurchased	—	(60,494)	—	—
Forfeited	1,084,775	(1,084,775)	0.97 - 130.00	5.51
Canceled	324,695	(324,695)	1.30 - 6.86	3.43
Expired	(2,872,141)	—	—	—

Balance at December 31, 2009	10,073,850	10,056,841	0.00 - 162.00	4.00

Exercisable at December 31, 2009		5,133,771	1.16 - 162.00	5.74

Exercisable at December 31, 2008		5,076,450	$0.97 - 162.00	$5.90

        Included in the summary of activity are 2.9 million shares that relate to previously cancelled or forfeited shares that are no longer available for future grant under the expired plans described above.

Stock Based Compensation

        On January 1, 2006, Caliper adopted FASB ASC 718, which requires all share-based payments to be recognized in the income statement as an operating expense, based on their fair values. Caliper's share-based payment arrangements within the scope of FASB ASC 718 include options, restricted stock and other forms of stock bonuses, including restricted stock units, awarded under its option plans, and its Employee Stock Purchase Plan (ESPP) which enables participating employees to purchase Caliper's stock at a discount from fair market value. Caliper applied the modified prospective method in adopting FASB ASC 718. For stock option awards and ESPP purchases, Caliper estimates the fair value of share-based payments using the Black-Scholes-Merton formula and, for all share-based payments made after the adoption of FASB ASC 718, recognizes the resulting compensation expense using a straight-line recognition method over the applicable service period of each award. The fair value of restricted stock awards (including restricted stock units) is determined based upon the fair market value of Caliper's stock on the date of grant. The majority of the incentive and non-statutory stock option grants and restricted stock awards carry a 4-year vesting term, which is generally the requisite service period. There are typically no acceleration provisions related to the stock option grants or restricted stock awards. The exercise price of stock option grants is equal to the fair market value of Caliper's stock on the date of grant. For certain restricted stock awards that cliff vest Caliper recognizes the resulting compensation expense using a straight-line recognition method over the applicable service

CALIPER LIFE SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Stockholders' Equity (Continued)

period of each award. Shares issued pursuant to option exercises or restricted stock unit conversion are generally made from previously authorized, but un-issued shares of common stock, or if available, outstanding treasury shares.

        Under the modified prospective method, compensation cost recognized includes (a) all share-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standard No. 123 (SFAS 123), Accounting for Stock-Based Compensation , and (b) all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of FASB ASC 718. Prior to the adoption of FASB ASC 718, forfeitures of unvested awards were accounted for in the period in which they occurred. Effective with the adoption of FASB ASC 718 estimated prospective forfeitures are included in the determination of compensation cost to be recognized. Caliper applied an expected forfeiture rate of 5% to unvested stock options for which expense was recognized during the years ended December 31, 2009, 2008 and 2007.

        Caliper accounts for options issued to non-employees in accordance with the provisions of FASB ASC 718 and EITF No. 96-18, Accounting for Equity Instruments that are issued to other than Employees for Acquiring, or in Conjunction with Selling Goods or Services. For the years ended December 31, 2009, 2008 and 2007, compensation expense related to stock-based compensation issued to non-employees was not material.

        Stock-based compensation expense is included within costs and expenses as follows (in thousands):

	Years Ended December 31,
	2009	2008	2007
Cost of product revenue	$323	$306	$422
Cost of service revenue	125	75	121
Research and development	566	398	835
Selling, general and administrative	2,868	2,801	3,783

Total	$3,882	$3,580	$5,161

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

	2009	2008	2007
Expected volatility (%)	75 - 91	40 - 68	39 - 45
Risk-free interest rate (%)	1.60 - 2.02	1.59 - 3.53	3.90 - 5.00
Expected term (years)	3.38 - .51	3.39 - 4.24	3.20 - 4.20
Expected dividend yield (%)	—	—	—

CALIPER LIFE SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Stockholders' Equity (Continued)

        A summary of stock option and restricted stock unit activity under the Plans as of December 31, 2009, and changes during the year then ended as follows:

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 31, 2008	7,666,461	$5.45	6.35	$567
Granted	1,695,754	1.37	—	—
Exercised	(30,353)	1.10	—	7
Canceled	(1,409,470)	5.03	—	—

Outstanding at December 31, 2009	7,922,392	$4.67	6.43	$1,854

Exercisable at December 31, 2009	5,133,771	$5.74	5.20	$1

Vested and expected to vest at December 31, 2009	7,789,661	$4.70	6.39	$2,348

Restricted Stock Units	Shares
Outstanding and non-vested at December 31, 2008	601,720
Granted	1,848,570
Vested	(255,347)
Forfeited	(60,494)

Outstanding and non-vested at December 31, 2009	2,134,449

        Restricted stock units do not carry an exercise price and typically vest over a four-year period, although the vesting period of certain awards may vary. As of December 31, 2009, the weighted average remaining vesting term is 1.89 years and the aggregate intrinsic value of outstanding and non-vested restricted stock is approximately $5.4 million.

        During the twelve months ended December 31, 2009, Caliper granted 1,695,754 options at a weighted average grant date fair value, using the Black-Scholes-Merton option pricing model, of $0.58 per share, and 1,848,570 restricted stock units at a weighted average grant date fair value of $0.84 per share. The total fair value of restricted stock that vested during the year ended December 31, 2009 was approximately $1.2 million.

        As of December 31, 2009, there was $4.1 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average remaining service period of approximately 2.04 years.

CALIPER LIFE SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Income Taxes

        The components of the provision (benefit) for income taxes are as follows (in thousands):

	Years Ended December 31,
	2009	2008	2007
Federal	$(8)	$(76)	$—
State	97	50	125
Foreign	130	633	159

Total	$219	$607	$284

        Total foreign pre-tax income was $0.6 million, $1.8 million and $1.0 million in 2009, 2008 and 2007, respectively. A foreign tax benefit was recognized in certain jurisdictions in which foreign losses were incurred during 2009 and able to be offset against previously paid taxes and a foreign provision was recorded for potential exposure on international filings. In 2009, Caliper recorded a provision for U.S. federal taxes of $43,000 for alternative minimum tax, net of a benefit of $51,000 related to the election under the Housing of Recovery Act of 2008. In 2008, Caliper recorded a benefit of $76,000 for U.S. federal taxes related to the election under the Housing & Recovery Act of 2008.

        A reconciliation of income taxes at the statutory federal income tax rate to net income taxes included in the accompanying statements of operations is as follows (in thousands):

	Years Ended December 31,
	2009	2008	2007
Income tax provision (benefit):
At federal statutory rate	$(2,722)	$(23,013)	$(8,091)
State	97	50	125
Foreign	130	633	159
Permanent differences:
Stock compensation	304	121	1,067
Impairment of goodwill and intangibles	147	19,504	—
XenBio divestiture	4,169	—	—
Deferred tax true up	(1,885)	—	—
Other	(258)	(713)	101
Valuation allowance	237	4,025	6,923

Total	$219	$607	$284

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets for financial reporting purposes and the amounts used for income tax purposes.

CALIPER LIFE SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Income Taxes (Continued)

        Significant components of Caliper's deferred tax assets for federal and state income taxes are as follows (in thousands):

	Years Ended December 31,
	2009	2008	2007
Net operating loss carryforwards	$103,099	$106,665	$105,863
Research credit carryforwards	12,747	12,715	14,530
Capitalized research and development	245	361	482
Restructuring accrual	1,432	1,742	1,034
Intangible assets	(10,020)	(12,374)	(15,722)
Non-amortized intangibles	(1,128)	(1,128)	(1,130)
Other, net	11,004	9,161	8,058

Net deferred tax assets	117,379	117,142	113,115
Valuation allowance	(118,507)	(118,270)	(114,245)

Total	$(1,128)	$(1,128)	$(1,130)

        As of December 31, 2009, Caliper had federal and state net operating loss carryforwards of approximately $282.7 million and $123.1 million, respectively. Caliper also had federal and state research and development tax credit carryforwards of approximately $7.9 million and $5.1 million, respectively. The federal net operating loss and credit carryforwards will expire at various dates through 2029 beginning in the year 2010, if not utilized. The current remaining state net operating losses have varying expiration dates through 2029.

        Because of Caliper's lack of earnings history and the uncertainty of realizing these net operating losses, the deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $0.2 million, $4.0 million and $7.7 million during the years ended December 31, 2009, 2008 and 2007, respectively.

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

        Caliper adopted the provisions of FASB ASC 740, Accounting for Uncertainty in Income Taxes as of January 1, 2007. FASB ASC 740 clarifies the accounting for uncertainty in income taxes recognized in financial statements under FASB ASC 825 and prescribes a comprehensive model for the recognition, measurement, and financial statement disclosure of uncertain tax positions. Unrecognized tax benefits are the differences between tax positions taken, or expected to be taken, in tax returns, and the benefits recognized for accounting purposes pursuant to FASB ASC 740. As a result of adopting the provisions of FASB ASC 740, Caliper recognized no change in the amount of unrecognized tax benefits that are recorded in its financial statements. In connection with the adoption of FASB ASC 740, Caliper has classified uncertain tax positions as short-term liabilities within accrued expenses.

CALIPER LIFE SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Income Taxes (Continued)

        The following table summarizes the activity related to Caliper's gross unrecognized tax benefits from January 1, 2007 to December 31, 2009 (in thousands):

Balance as of January 1, 2007	$308
Increases related to prior year's tax provisions	43

Balance as of December 31, 2007	351
Increases related to current year's tax provisions	161
Decreases related to settlements with taxing authorities	(101)
Decreases related to lapsing of statute of limitations	(51)

Balance as of December 31, 2008	360
Increases related to current year's tax provisions	98
Decreases related to lapsing of statute of limitations	(16)

Balance as of December 31, 2009	$442

        If recognized the full amount of the unrecognized tax benefit of $0.4 million would impact the annual effective tax rate. In the ordinary course of Caliper's business, its income tax filings are regularly under audit by tax authorities. While Caliper believes it has appropriately provided for all uncertain tax positions, amounts asserted by taxing authorities could be greater or less than its accrued position. Accordingly, additional provisions on income tax matters, or reductions of previously accrued provisions, could be recorded in the future as Caliper revises its estimates due to changing facts and circumstances or the underlying matters are settled or otherwise resolved. Federal and certain state taxes for the years 2006 through 2008 are subject to examination, as well as foreign jurisdiction tax returns covering these same periods. Caliper does not anticipate that the total amount of unrecognized tax benefit related to any particular tax position will change significantly within the next twelve months.

        Caliper recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. Interest and penalties accrued as of December 31, 2009 were not material.

14. 401(k) Plans

        Caliper has a 401(k) plan qualified under section 401(k) of the Internal Revenue code that is available to all eligible employees as defined in the plan. Caliper has not historically matched employee contributions, but Caliper may contemplate instituting a matching contribution in the future as the market dictates and financial resources allow.

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

21 MC 92(SAS). On April 19, 2002, a Consolidated Amended Complaint was filed alleging claims against Caliper and the individual defendants under Sections 11 and 15 of the Securities Act of 1933, and under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as well as Rule 10b-5 promulgated thereunder. The Consolidated Amended Complaint also names certain underwriters of Caliper's December 1999 initial public offering of common stock as defendants. The Complaint alleges that these underwriters charged excessive, undisclosed commissions to investors and entered into improper agreements with investors relating to aftermarket transactions. The Complaint seeks an unspecified amount of money damages. Caliper and the other issuers named as defendants in the IPO Lawsuits moved on July 15, 2002, to dismiss all claims on multiple grounds. By Stipulation and Order dated October 9, 2002, the claims against Messrs. Milligan, Kisner and Knighton were dismissed without prejudice. On February 19, 2003, the Court granted Caliper's motion to dismiss all claims against it. Plaintiffs were not given the right to replead the claims against Caliper. In March 2009, all of the plaintiffs, underwriters and issuers involved in this litigation entered into a new global settlement agreement. On October 5, 2009, Judge Scheindlin issued an Opinion and Order approving the settlement agreement, which requires no payment by Caliper or any of the other issuers. Several appeals were filed and remain pending with respect to the October 5, 2009 Opinion and Order. On November 30, 2009 an Order and Final Judgment with respect to the cases brought against Caliper was filed with the Court. No appeals relating to this Order and Final Judgment were filed during the following 30-day appeal period. As a result, the dismissal of the claims asserted against Caliper is now final.

        On January 23, 2009, Caliper filed a patent infringement suit against Shimadzu Corporation and its U.S. subsidiary, Shimadzu Scientific Instruments, Inc., in the United States District Court for the Eastern District of Texas. The complaint was promptly served upon Shimadzu's U.S. subsidiary, and subsequently served on Shimadzu Corporation in Japan. In this suit, Caliper alleges that Shimadzu's MCE-202 MultiNA instrument system, which performs electrophoretic separations analysis of nucleic acids, infringes 11 different U.S. patents owned by Caliper. In its answer to this complaint, Shimadzu denied infringement of any valid claim of any of the 11 patents asserted against Shimadzu by Caliper, and alleged that each patent asserted by Caliper is invalid and/or unenforceable. Caliper filed its preliminary infringement contentions with the Court on February 10, 2009, and Shimadzu filed its preliminary invalidity contentions with the Court on July 23, 2009. In March 2010, Caliper entered into a settlement agreement with Shimadzu pursuant to which Caliper agreed to dismiss its complaint against Shimadzu and Shimadzu agreed to discontinue sales of the MCE-202 MultiNA system in the United States.

        On July 13, 2009, HandyLab, Inc., a private company based in Ann Arbor, Michigan, filed a complaint against Caliper in United States District for the Court Eastern District of Michigan, Southern Division, seeking declaratory judgment that either (i) HandyLab's Raider™ and Jaguar™ systems and related consumable products do not infringe 13 patents owned or licensed by Caliper and/or (ii) the claims of the 13 patents identified in HandyLab's complaint are invalid. The complaint filed by HandyLab did not contain any other claims against Caliper. On August 6, 2009, HandyLab and Caliper entered into a Standstill and Tolling Agreement pursuant to which the parties agreed to postpone the formal service of the complaint filed by HandyLab or the filing or commencement of new claims concerning HandyLab's products or either party's microfluidic technology while the parties discuss a potential licensing arrangement. In November, 2009, HandyLab was acquired by Becton Dickinson & Company ("BD"). In December, 2009, Caliper entered into a settlement agreement with

CALIPER LIFE SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Legal Proceedings (Continued)

BD pursuant to which Caliper granted a non-exclusive license to BD, BD agreed to pay to Caliper a license fee and royalties based on BD's future sales of licensed products, and BD agreed to a dismissal of its complaint against Caliper.

        On February 23, 2010, Caliper, its wholly owned subsidiary Xenogen Corporation, and Stanford University filed a complaint against Carestream Health, Inc. ("Carestream") for patent infringement in the U.S. District Court for the Eastern District of Texas. In the suit, Caliper, Xenogen and Stanford University seek a finding of willful infringement by Carestream, compensatory damages, a trebling due to willfulness, a permanent injunction and attorneys' fees against Carestream for the ongoing, unauthorized and willful use of a number of United States patents that Caliper, through Xenogen, exclusively licenses from Stanford University. This complaint was served on Carestream on February 26, 2010. Carestream's answer to this complaint is due to be filed by Carestream on March 19, 2010.

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

16. Geographic Data

        FASB ASC 280, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information of those segments to be presented in interim financial reports issued to stockholders. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions of how to allocate resources and assess performance. Caliper's chief decision maker, as defined under FASB ASC 280, is the chief executive officer. Caliper views its operations and manages its business as one operating segment.

CALIPER LIFE SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Geographic Data (Continued)

        The table below presents Caliper's activities by geographical location (in thousands). Caliper attributes revenue to geographic locations based upon location of the end customer.

	2009	2008	2007
Revenue:
United States	$71,784	$77,335	$88,262
Europe	35,769	37,689	34,117
Asia	20,989	16,055	16,104
Other	1,870	2,975	2,224

	$130,412	$134,054	$140,707

Net income (loss):
United States	$(11,262)	$(71,415)	$(31,806)
Europe	362	1,007	1,330
Asia	2,865	1,832	6,169
Other	(190)	284	227

	$(8,225)	$(68,292)	$(24,080)

Property and equipment, net:
United States	$8,586	$10,576	$11,249
Europe	487	148	224
Asia	34	11	4

	$9,107	$10,735	$11,477

Net Assets:
United States	$65,536	$70,621	$138,968
Europe	5,634	4,624	3,898
Asia	1,079	824	(2,222)
Other	761	669	542

	$73,010	$76,738	$141,186

        For all periods presented, no individual country within Europe, Asia or other exceeded 10% of the consolidated totals for revenue, net loss, property and equipment and net assets. Caliper's other long-lived assets include restricted cash, goodwill, intangible assets and other assets which are primarily located in the United States.

17. Quarterly Financial Data (Unaudited)

Unaudited Results

        The following table sets forth a summary of our unaudited quarterly operating results for each of the eight quarters up through the year ended December 31, 2009. This data has been derived from our unaudited consolidated interim financial statements which, in our opinion, have been prepared in substantially the same basis as the audited consolidated financial statements contained elsewhere in this Annual Report on Form 10-K and include all normal recurring adjustments necessary for a fair presentation of the financial information for the periods presented. These unaudited quarterly results should be read in conjunction with our consolidated financial statements and notes thereto included in

CALIPER LIFE SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Quarterly Financial Data (Unaudited) (Continued)

this Annual Report on Form 10-K. The operating results in any quarter are not necessarily indicative of the results that may be expected for any future period.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2009
Total revenue	$28,472	$32,111	$32,173	$37,656
Gross profit(1)	11,120	13,640	14,477	18,655
Operating income (loss)	(6,196)	(3,844)	(3,122)	959
Net income (loss)	(6,645)	(4,053)	(3,377)	5,851
Basic income (loss) per share	(0.14)	(0.08)	(0.07)	0.12
Diluted income (loss) per share	$(0.14)	$(0.08)	$(0.07)	$0.11
Year ended December 31, 2008
Total revenue	$29,287	$34,031	$34,041	$36,695
Gross profit(1)	11,800	14,070	14,880	14,910
Operating loss	(10,160)	(6,191)	(4,757)	(48,423)
Net loss	(9,936)	(6,682)	(5,396)	(46,278)
Basic and diluted loss per share	$(0.21)	$(0.14)	$(0.11)	$(0.96)

(1)
Gross profit refers to total product and service revenue, less costs associated with those revenues. Costs related to contract revenues are included within research and development expenses in the accompanying statements of operations.

Correction of an Error

        Included within fourth quarter 2009 net income is a $1.2 million reversal of certain prior period restructuring charges and a $0.4 million charge to operating rent expense that resulted from having not fully vacated certain office and lab space that was originally intended to be vacated in connection with Caliper's consolidation of its Mountain View, California facility in 2008 (further discussed in Note 11). During the fourth quarter of 2009, management became aware that certain space previously included in restructuring charges taken in the third and fourth quarter of 2008 had not met the "cease-use" date as required under ASC 420 to record a restructuring accrual. Accordingly, Caliper reversed the previously recorded charges in the fourth quarter of 2009 and recorded the appropriate rent expense, both on a cumulative basis. Caliper evaluated the materiality of this error in accordance with ASC 250, Accounting Changes and Error Corrections, and SEC Staff Accounting Bulletin Nos. 99, Materiality, and 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, and concluded that the effects of the correction of the error were not material to its full year 2009 and 2008 financial results or to any interim quarterly period therein.

CALIPER LIFE SCIENCES, INC.

Schedule II—VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period
	(In thousands)
Year ended December 31, 2009:
Allowance for doubtful accounts	$740	$240	$175	$805
Valuation allowance for deferred tax assets	118,270	237	—	118,507

	$119,010	$477	$175	$119,312

Year ended December 31, 2008:
Allowance for doubtful accounts	$1,320	$139	$719	$740
Valuation allowance for deferred tax assets	114,245	4,025	—	118,270

	$115,565	$4,164	$719	$119,010

Year ended December 31, 2007:
Allowance for doubtful accounts	$582	$793	$55	$1,320
Valuation allowance for deferred tax assets	106,525	7,720	—	114,245

	$107,107	$8,513	$55	$115,565

EXHIBIT INDEX

Exhibit Number		Description of Document
2.1	(18)	Agreement and Plan of Merger, among Caliper Life Sciences, Inc., Caliper Holdings, Inc. and Xenogen Corporation, dated as of February 10, 2006.

2.2	(17)(31)	Asset Sale and Purchase Agreement, dated as of October 29, 2008, by and between Sotax Corporation and Caliper Life Sciences, Inc.

2.3	(17)(32)	Asset Purchase Agreement, dated as of November 10, 2008, by and between Dionex Corporation and Caliper Life Sciences, Inc.

2.4	(17)	Stock Purchase Agreement, dated December 11, 2009, by and between Taconic Farms, Inc., Xenogen Corporation and Caliper Life Sciences, Inc.

3.1	(14)	Amended and Restated Certificate of Incorporation of Caliper.

3.2	(7)	Certificate of Designation of Series A Junior Participating Preferred Stock.

3.3	(21)	Amended and Restated Bylaws of Caliper.

4.1		Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2	(15)	Specimen Stock Certificate.

4.3	(8)	Rights Agreement, dated as of December 18, 2001, between Caliper and Wells Fargo Bank Minnesota, N.A., as Rights Agent.

4.11	(22)	Registration Rights Agreement by and between Caliper and The Berwind Company LLC, dated as of December 18, 2007.

10.1	(1)	Lease Agreement, dated December 1, 1998, between Caliper and 605 East Fairchild Associates, L.P.

10.2	(1)(2)	1996 Equity Incentive Plan.

10.3	(1)(2)	1999 Equity Incentive Plan.

10.4	(1)(2)	1999 Employee Stock Purchase Plan.

10.5	(2)(19)	1999 Non-Employee Directors' Stock Option Plan.

10.6	(2)(15)	Form of Grant Agreement for 1999 Equity Incentive Plan—Option Awards.

10.7	(2)(15)	Form of Grant Agreement for 1999 Equity Incentive Plan—Restricted Stock Unit Awards.

10.8	(2)(15)	Form of Grant Agreement for 1999 Non-Employee Directors' Stock Option Plan.

10.9	(1)(2)	Form of Indemnification Agreement entered into between Caliper and its directors and executive officers.

10.10	(1)(3)	Collaboration Agreement, dated May 2, 1998, between Caliper and Hewlett-Packard Company (now Agilent Technologies, Inc.).

10.11	(2)(15)	Form of Stock Option Grant Agreement for Acquisition Equity Incentive Plan.

10.12	(2)(15)	Form of Stock Award Agreement for Acquisition Equity Incentive Plan (pro rata vesting).

10.13	(2)(15)	Form of Stock Award Agreement for Acquisition Equity Incentive Plan (5 year cliff vesting).

10.14	(29)	Lease Agreement, dated as of April 25, 2005, between Caliper and BCIA New England Holdings LLC.

Exhibit Number		Description of Document
10.17	(2)(15)	Non-Employee Directors' Cash Compensation Plan.

10.18	(2)	Caliper Performance Bonus Plan.

10.23	(1)(2)	The Corporate Plan for Retirement Select Plan Adoption Agreement and related Basic Plan Document.

10.29	(2)(15)	Key Employee Change of Control and Severance Benefit Plan.

10.30	(4)(7)	Cross-License Agreement, dated March 12, 2001 between Aclara Biosciences, Inc. and Caliper.

10.32	(3)(6)	Settlement Agreement and Mutual General Release dated March 12, 2001 between Aclara Biosciences, Inc. and Caliper.

10.39	(2)(8)	2001 Non-Statutory Stock Option Plan.

10.46	(2)(15)	Form of Grant Agreement for 2001 Non-Statutory Stock Option Plan.

10.52	(3)(12)	Sole Commercial Patent License Agreement, effective September 1, 1995, between UT-Battelle, LLC, the successor to Lockheed Martin Energy Research Corporation, and Caliper, as amended on November 1, 2002.

10.55	(3)(9)	Collaboration Agreement, dated June 4, 2003, between Caliper and Bio-Rad Laboratories, Inc.

10.56	(2)(10)	Key Employee Agreement, dated July 14, 2003, between Caliper and E. Kevin Hrusovsky.

10.62	(2)(11)	Acquisition Equity Incentive Plan.

10.64	(2)(13)	Consulting Agreement, dated January 1, 2004, between Caliper and Dr. David V. Milligan.

10.67	(2)(30)	Offer Letter dated September 7, 2005 between Caliper Life Sciences, Inc. and David M. Manyak, Ph.D.

10.71	(3)(16)	Agreement, dated as of May 5, 2000, between the Board of Trustees of the Leland Stanford Junior University and Xenogen Corporation.

10.73	(23)	Amended and Restated Loan and Security Agreement, dated as of February 15, 2008, by and among Caliper, Silicon Valley Bank, Xenogen Corporation, Xenogen Biosciences Corporation and NovaScreen Biosciences Corporation.

10.74	(24)	Amendment to Lease Agreement dated as of March 18, 2008, by and between 605 Fairchild Associates, L.P., as landlord, and Caliper Life Sciences, Inc., as tenant.

10.78	(25)	Amendment to Lease Agreement dated as of June 27, 2008, by and between Cedar Brook 5 Corporate Center, L.P., as landlord and Caliper Life Sciences, Inc., as tenant.

10.79	(26)	2009 Equity Incentive Plan.

10.80	(2)	Form of Stock Award Agreement for 2009 Equity Incentive Plan.

10.81	(2)	Form of Grant Award for 2009 Equity Incentive Plan.

10.82	(27)	Second Amended and Restated Loan and Security Agreement, dated as of March 6, 2009, by and among Silicon Valley Bank, Caliper Life Sciences, Inc., NovaScreen Biosciences Corporation, Xenogen Corporation, Xenogen Biosciences Corporation and Caliper Life Sciences, Ltd.

Exhibit Number		Description of Document
10.83		First Loan Modification Agreement, dated as of December 11, 2009, by and among Silicon Valley Bank, Caliper Life Sciences, Inc., NovaScreen Biosciences Corporation, Xenogen Corporation, and Caliper Life Sciences, Ltd.

10.84	(28)	Non-Employee Director Compensation Policy

21.1	(20)	Subsidiaries of the Registrant.

23.1		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.1		Power of Attorney (reference is made to the signature page of this report).

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a)

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a).

32.1		Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(11)
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

(16)
Previously filed as Exhibit 10.3 to Form 10-Q for the quarterly period ended September 30, 2006 and incorporated by reference herein.

(17)
Confidential treatment has been requested for certain portions of this exhibit which portions have been omitted and filed separately with the Securities and Exchange Commission.

(18)
Previously filed as Exhibit 2.5 to Form 10-K for the year ended December 31, 2005 and incorporated by reference herein.

(19)
Previously filed as Exhibit 10.2 to Form 10-Q for the quarterly period ended June 30, 2007 and incorporated by reference herein.

(20)
Previously filed as the like numbered Exhibit to Form 10-K for the year ended December 31, 2006 and incorporated by reference herein.

(21)
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

(24)
Previously filed as Exhibit 10.1 to Form 10-Q for the quarterly period ended March 31, 2008 and incorporated by reference herein.

(25)
Previously filed as Exhibit 10.1 to Form 10-Q for the quarterly period ended June 30, 2008 and incorporated by reference herein.

(26)
Previously filed ad Exhibit 10.1 to Current Report on Form 8-K filed on July 7, 2009 and incorporated by reference herein.

(27)
Previously filed as Exhibit 10.1 to Form 10-Q for the quarterly period ended March 31, 2009 and incorporated by reference herein.

(28)
Previously filed as Exhibit 10.3 to Form 10-Q for the quarterly period ended March 31, 2009 and incorporated by reference herein.

(29)
Previously filed as the like-numbered Exhibit to Form 10-K for the year ended December 31, 2008 and incorporated by reference herein.

(30)
Previously filed as the like-numbered Exhibit to Form 10-K for the year ended December 31, 2005 and incorporated by reference herein.

(31)
Previously filed as Exhibit 2.6 to Form 10-K for the year ended December 31, 2008 and incorporated by reference herein.

(32)
Previously filed as Exhibit 2.7 to Form 10-K for the year ended December 31, 2008 and incorporated by reference herein.