Form 10-Q
period 2010-03-31
CALIPER LIFE SCIENCES INC
filed 2010-05-05
CIK 1014672

UNITED STATES SECURITIES AND EXCHANGE

COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2010.

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from                   to                  .

Commission file # 001-32976

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

NUMBER OF SHARES OF COMMON STOCK OUTSTANDING ON April 30, 2010: 49,990,434

CALIPER LIFE SCIENCES, INC.

PART I. FINANCIAL INFORMATION

CALIPER LIFE SCIENCES, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share data)

Item 1.    Financial Statements

	March 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$26,100	$34,522
Marketable securities	10,311	3,525
Accounts receivable, net	21,181	26,816
Inventories	12,204	11,525
Prepaid expenses and other current assets	3,348	2,385
Total current assets	73,144	78,773
Property and equipment, net	9,058	9,107
Intangible assets, net	23,969	25,222
Goodwill	21,011	21,011
Other assets	320	359
Total assets	$127,502	$134,472
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,013	$5,114
Accrued compensation	5,088	8,085
Other accrued liabilities	8,732	9,735
Deferred revenue and customer deposits	12,737	12,390
Current portion of accrued restructuring	1,290	1,449
Borrowings under credit facility	14,900	14,900
Total current liabilities	47,760	51,673
Noncurrent portion of accrued restructuring	1,970	2,232
Other noncurrent liabilities	6,027	6,429
Deferred tax liability	1,128	1,128
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized, 49,850,392 and 49,324,699 shares issued and outstanding in 2010 and 2009, respectively	50	49
Additional paid-in capital	383,377	383,306
Accumulated deficit	(312,855)	(310,637)
Accumulated other comprehensive income	45	292
Total stockholders’ equity	70,617	73,010
Total liabilities and stockholders’ equity	$127,502	$134,472

See accompanying notes.

CALIPER LIFE SCIENCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2010	2009
Revenues:
Product revenue	$20,367	$18,309
Service revenue	5,081	7,657
License fees and contract revenue	3,204	2,506
Total revenue	28,652	28,472
Costs and expenses:
Cost of product revenue	10,296	11,253
Cost of service revenue	3,190	5,707
Cost of license revenue	405	392
Research and development	4,347	4,551
Selling, general and administrative	10,858	11,185
Amortization of intangible assets	1,254	1,557
Restructuring charges, net	31	23
Total costs and expenses	30,381	34,668
Operating loss	(1,729)	(6,196)
Interest expense, net	(130)	(212)
Other expense, net	(351)	(183)
Loss before income taxes	(2,210)	(6,591)
Provision for income taxes	(8)	(54)
Net loss	$(2,218)	$(6,645)

Net loss per common share, basic and diluted	$(0.04)	$(0.14)
Shares used in computing net loss per common share, basic and diluted	49,479	48,626

See accompanying notes.

CALIPER LIFE SCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended March 31,
	2010	2009
Operating activities
Net loss	$(2,218)	$(6,645)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	1,895	2,376
Stock-based compensation expense, net	1,012	915
Non-cash restructuring charges, net	31	23
Foreign currency exchange losses	401	174
Changes in operating assets and liabilities:
Accounts receivable	5,206	4,621
Inventories	(849)	22
Prepaid expenses and other current assets	(970)	(902)
Accounts payable and other accrued liabilities	(1,012)	(2,391)
Accrued compensation	(3,906)	36
Deferred revenue and customer deposits	478	(368)
Other noncurrent liabilities	(402)	314
Payments of accrued restructuring obligations, net	(445)	(470)
Net cash from operating activities	(779)	(2,295)

Investing activities
Purchases of marketable securities	(7,390)	(2,832)
Proceeds from sales of marketable securities	—	400
Proceeds from maturities of marketable securities	600	1,156
Other assets	1	6
Purchases of property and equipment	(620)	(535)
Net cash from investing activities	(7,409)	(1,805)
Financing activities
Borrowings under credit facility	(12,900)	—
Payments of credit facility and other obligations	12,900	—
Proceeds from issuance of common stock	34	22
Net cash from financing activities	34	22
Effect of exchange rates on changes in cash and cash equivalents	(268)	(56)
Net decrease in cash and cash equivalents	(8,422)	(4,134)
Cash and cash equivalents at beginning of period	34,522	23,667
Cash and cash equivalents at end of period	$26,100	$19,533

See accompanying notes.

CALIPER LIFE SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

(Unaudited)

1. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of Caliper Life Sciences, Inc. and its wholly owned subsidiaries (collectively, the “Company” or “Caliper”) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and generally accepted accounting principles for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules or regulations. The December 31, 2009 consolidated balance sheet has been derived from the Company’s audited financial statements as of that date, but does not include all disclosures required by U.S. GAAP.  However, in the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. These unaudited consolidated financial statements should be read in conjunction with Caliper’s Annual Report on Form 10-K for the year ended December 31, 2009.

Operating results for the three months ended March 31, 2010, are not necessarily indicative of the results that may be expected for the full fiscal year or for any future periods. For example, the Company typically experiences higher revenue in the fourth quarter of its fiscal year due to spending patterns of its customers, and may realize significant periodic fluctuations in license and contract revenue depending on the timing and circumstances of underlying individual transactions.

Summary of Significant Accounting Principles

The accounting policies underlying the accompanying unaudited consolidated financial statements are those set forth in Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 12, 2010. Those policies are not presented herein, except to the extent that new policies have been adopted or that the description of existing policies has been meaningfully updated.

Revenue Recognition

General Policy

Caliper recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable, and collectability is reasonably assured or probable, as applicable.  Sales made by Caliper do not typically include general return rights or privileges. In the limited circumstance where a right of return exists, Caliper recognizes revenue when the right has lapsed. Based upon Caliper’s prior experiences, sales returns have not been significant and therefore a general provision for sales returns or other allowances is not recorded at the time of sale. Provision is made at the time of sale for estimated costs related to Caliper’s warranty obligations to customers.

Cash received from customers as advance deposits for undelivered products and services including contract research and development services, is recorded within customer deposits until revenue is recognized. Revenue related to annual maintenance contracts or other remaining undelivered performance obligations is deferred and recognized upon completion of the underlying performance criteria.

Product Revenue

Product revenue is recognized upon the shipment and transfer of title to customers and is recorded net of discounts and allowances. Revenues on shipments subject to customer acceptance provisions are recognized only upon customer acceptance provided all other revenue recognition criteria are met. Customer product purchases are generally delivered under standardized terms of “FOB origin” with the customer assuming the risks and rewards of product ownership at the time of shipping from Caliper’s warehouses. Revenue associated with customer product purchases delivered under terms of “FOB destination” is deferred until product is delivered to the customer. In accordance with Accounting Standards Update (ASU) No. 2009-13, Caliper defers the relative selling price of any elements that remain undelivered after product shipment and/or acceptance (as applicable), such as remaining services to be performed.

Service and Annual Maintenance Agreements

Caliper’s general policy is to recognize revenue as services are performed, typically using the proportional performance method based upon defined outputs or other reasonable measures as applicable, or ratably over the contract service term in the case of annual maintenance contracts. Customers may purchase optional warranty coverage during the initial standard warranty term and annual maintenance contracts beyond the standard warranty expiration. These optional service offerings are not included in the price Caliper charges customers for the initial product purchase. Under Caliper’s standard warranty, the customer is entitled to repair or replacement of defective goods.

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

Fair Values of Assets and Liabilities

Caliper measures fair value at the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, Fair Value Measurements, prioritizes the assumption that market participants would use in pricing the asset or liability (the “inputs”) into a three-tier fair value hierarchy.  This fair value hierarchy gives the highest priority (Level 1) to quoted prices in active markets for identical assets or liabilities and the lowest priority (Level 3) to unobservable inputs in which little or no market data exists, requiring companies to develop their own assumptions.

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

On March 31, 2010, Caliper’s investments were valued in accordance with the fair value hierarchy as follows (in thousands):

	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Money market funds	$2,396	$2,396	$—	$—
Government treasuries and bonds	3,498	3,498	—	—
Commercial paper	2,498	—	2,498	—
U.S. corporate notes and bonds	2,818	—	2,818	—
Other	767	—	767	—
Total	$11,977	$5,894	$6,083	$—

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

As of March 31, 2010, Caliper’s cash and available for sale securities of $36.4 million all have contracted maturities of less than one year, with the exception of one security with a value of $0.5 million.  In addition, Caliper held securities that were in an unrealized loss position as of March 31, 2010; however, these unrealized losses were not material to Caliper either individually or in the aggregate.

Income Taxes

Caliper accounts for income taxes in accordance with FASB ASC 740, Accounting for Income Taxes, (“FASB ASC 740”), and accounts for uncertainty in income taxes recognized in financial statements in accordance with FASB ASC 740.  FASB ASC 740 prescribes a comprehensive model for the recognition, measurement, and financial statement disclosure of uncertain tax positions. Unrecognized tax benefits are the differences between tax positions taken, or expected to be taken, in tax returns, and the benefits recognized for accounting purposes pursuant to FASB ASC 740. Caliper classifies uncertain tax positions as short-term liabilities within accrued expenses.  During the three months ended March 31, 2010 and 2009, Caliper’s tax provisions primarily relate to foreign taxes in jurisdictions where its wholly owned subsidiaries are subject to current taxes.

Goodwill

Caliper performs a test for the impairment of goodwill annually, or more frequently if events or circumstances indicate that goodwill may be impaired. Because Caliper has a single operating segment, which is the sole reporting unit, Caliper performs this test by comparing the fair value of Caliper with its carrying value, including goodwill. If the fair value exceeds the carrying value, goodwill is not impaired. If the book value exceeds the carrying value, Caliper would calculate the potential impairment loss by comparing the implied fair value of goodwill with the book value of goodwill. If the implied fair value of goodwill is less than the book value, an impairment charge would be recorded equal to the difference.  As of March 31, 2010, Caliper analyzed its goodwill for indicators of impairment, and concluded that there were none.

Recently Issued Accounting Standards

In January 2010, the FASB issued authoritative guidance on improving disclosures about fair value measurements. This guidance requires new disclosures about transfers in and out of Level 1 and 2 measurements and separate disclosures about activity relating to Level 3 measurements. In addition, this guidance clarifies existing fair value disclosures about the level of disaggregation and the input and valuation techniques used to measure fair value. The guidance only relates to disclosure and does not impact Caliper’s consolidated financial statements. Caliper adopted this guidance in the first quarter of fiscal year 2010. There was no significant impact to Caliper’s disclosures upon adoption.

In February 2010, the FASB issued an amendment to the guidance on subsequent events that removed the requirement for an SEC registrant to disclose the date through which subsequent events are evaluated. It did not change the accounting for or disclosure of events that occur after the balance sheet date but before the financial statements are issued. This amendment was effective upon issuance.

2.  Divestitures

Xenogen Biosciences Divestiture

On December 11, 2009, Caliper entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Taconic Farms, Inc. (“Taconic”), a New York corporation. The Stock Purchase Agreement provided for the sale of Caliper’s Xenogen Biosciences Corporation (“XenBio”) operations to Taconic for a purchase price of approximately $10.8 million, which included $9.7 million in cash together with $1.1 million which was placed into an escrow account until April 30, 2011. The escrow secures Caliper’s indemnification obligations to Taconic, if any, under the Stock Purchase Agreement. The Stock Purchase Agreement also contains representations, warranties and indemnities that are customary in stock purchase transactions. As of the transaction date, XenBio had net assets of $4.9 million comprised of $2.6 million in identified intangibles, $1.9 million of goodwill allocated on a relative fair value basis, and $0.4 million of other net assets. The sale of XenBio resulted in a $4.2 million gain based upon the net proceeds received to date, excluding the amount held in escrow, in excess of total divested net assets.

AutoTrace Product Line Divestiture

On November 10, 2008, Caliper entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Dionex Corporation (“Dionex”), a publicly traded Delaware corporation. The Asset Purchase Agreement provided for the sale of Caliper’s AutoTrace product line to Dionex which is disclosed within Note 3 to the consolidated financial statements included in Caliper’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 12, 2010.  Caliper continued to manufacture the AutoTrace products for Dionex for approximately three months following the closing of this transaction under a transition services agreement, which resulted in the recognition of approximately $0.3 million in revenue from this business during the first quarter of 2009.

3. Inventories

Inventories are stated at the lower of cost (determined on a first-in, first-out basis, or “FIFO”) or market. Amounts are relieved from inventory and recognized as a component of cost of sales on a FIFO basis. Inventories consist of the following (in thousands):

	March 31, 2010	December 31, 2009
Raw material	$6.184	$5,879
Work-in-process	1,084	859
Finished goods	4,936	4,787
	$12,204	$11,525

4. Intangibles

Intangibles, net of amortization expense and other charges, consist of the following assets acquired in connection with previous business combinations (in thousands):

	March 31, 2010	December 31, 2009
Core technologies	$17,577	$18,437
Developed and contract technologies	1,532	1,771
Customer contracts, lists and relationships	1,962	2,116
Trade names	2,898	2,898
	$23,969	$25,222

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

Changes in Caliper’s warranty obligation are as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Balance at beginning of period	$1,557	$1,362
Warranties issued during the period	602	559
Settlements and adjustments made during the period	(792)	(371)
Balance at end of period	$1,367	$1,550

6. Comprehensive Loss

Comprehensive loss is as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Net loss	$(2,218)	$(6,645)
Unrealized (loss) gain on marketable securities	(4)	7
Foreign currency translation loss	(243)	(361)
	$(2,465)	$(6,999)

7. Accrued Restructuring Costs

Caliper’s accrued restructuring costs as of March 31, 2010 were comprised of future contractual obligations pursuant to facility operating leases covering certain idle space as further described below.  The following table summarizes changes in accrued restructuring obligations during the three months ended March 31, 2010 (in thousands):

Total
Balance, December 31, 2009	$3,681
Restructuring charges	—
Adjustments to estimated obligations	(6)
Interest accretion	30
Payments	(445)
Balance, March 31, 2010	$3,260

The remaining facility obligations are payable as follows (in thousands):

Years Ended December 31:
2010 (remainder of fiscal year)	$1,125
2011	1,236
2012	621
2013	597
2014	97
Thereafter	93
Total minimum payments	3,769
Less: Amount representing interest	509
Present value of future payments	3,260
Less: Current portion of obligations	1,290
Non-current portion of obligations	$1,970

The restructuring obligations reflected above resulted from the following actions:

Facility Closures

During 2008, Caliper consolidated its West Coast business operations to reduce overall facility costs and improve productivity and effectiveness of its research and development spending. The consolidation plan entailed vacating approximately 26,300 square feet of occupied space in Mountain View, California. In 2009, Caliper revised its assumptions around the restructuring charge taken in 2008 regarding the facility. The effect of the change was to update the sublease timing and rates assumed as a result of conditions in the current real estate market, as well as to correct an error in the amount of vacated space by approximately 10,200 square feet (see notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 12, 2010 for additional details). This facility closure was accounted for in accordance with FASB ASC 420, Accounting for Costs Associated with Exit or Disposal Activities, pursuant to which Caliper recorded a liability equal to the fair value of the remaining lease payments as of the cease-use date. Fair value was determined based upon the discounted present value of remaining lease rentals (using a discount rate of 5.5%) for the space no longer occupied, considering future estimated sublease income, estimated broker fees and required tenant improvements.  The lease term expires on November 30, 2013.

In July 2009, Caliper vacated approximately 19,000 square feet at its Hopkinton, Massachusetts facilities. This facility consolidation was enabled as the result of the product line divestitures completed in the fourth quarter of 2008 and continued efforts to reduce idle capacity. Caliper recorded a restructuring charge of approximately $1.0 million related to this action in the third quarter of 2009. Caliper has accounted for this restructuring activity in accordance with FASB ASC 420, pursuant to which Caliper has recorded a liability equal to the fair value of the remaining lease payments as of the cease-use date. Fair value was determined based upon the discounted present value of remaining lease payments (using a discount rate of 6.5%), considering future estimated sublease income, estimated broker fees and required tenant improvements. The lease term expires on December 31, 2015.

In connection with Caliper’s acquisition of Xenogen Corporation in 2006, Caliper assumed a $1.0 million obligation related to Xenogen’s St. Louis, Missouri facility. The facility closure was previously accounted for by Xenogen in accordance with EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). The fair value of the assumed obligation was determined based upon the discounted present value of remaining lease rentals (using a discount rate of 8.75%) for the space no longer occupied, net of sublease income from the property. The lease term expired on April 30, 2010.

8. Revolving Credit Facility

On March 6, 2009, Caliper entered into a Second Amended and Restated Loan and Security Agreement (the “credit facility”) with a bank, which permits Caliper to borrow up to $25 million in the form of revolving loan advances, including up to $5 million in the form of letters of credit and other contingent reserves. Principal borrowings under the credit facility accrue interest at a floating annual rate equal to the prime rate plus one percent if Caliper’s unrestricted cash held at the bank exceeds or is equal to $20 million, or prime plus two percent if Caliper’s unrestricted cash held at the bank is below $20 million. Under the credit facility, Caliper is permitted to borrow up to $25 million, subject to a borrowing base limit consisting of (a) 80% of eligible accounts receivable plus (b) the lesser of 70% of Caliper’s unrestricted cash at the bank or $12 million; provided, that on each of the first three (3) business days and each of the last three (3) business days of each fiscal quarter, the borrowing base is (a) 80% of eligible accounts receivable plus (b) the lesser of 90% of Caliper’s unrestricted cash at the bank or $12 million. Eligible accounts receivable do not include internationally billed receivables, unbilled receivables, and receivables aged over 90 days from invoice date. On December 11, 2009, Caliper entered into a First Loan Modification Agreement with the bank which extended the maturity of the credit facility to April 1, 2011 and set new covenants in light of the XenBio divestiture. The credit facility serves as a source of capital for ongoing operations and working capital needs.

The credit facility includes traditional lending and reporting covenants including that certain financial covenants applicable to liquidity and earnings are to be maintained by Caliper and tested as of the last day of each quarter. As of March 31, 2010, Caliper was in compliance with all of its covenants.

The credit facility also includes certain rights for the bank to accelerate the maturity of the debt, lower the borrowing base or stop making advances, which are typical within asset-based lending arrangements. Caliper does not believe the bank will exercise these rights as long as it is meeting its covenants and achieving its forecast. The credit facility also includes several potential events of default such as payment default, material adverse change conditions and insolvency conditions that could cause interest to be charged at the interest rate in effect as of the date of default plus two percentage points, or in the event of any uncured events of default (including non-compliance with liquidity and earnings financial covenants), could result in the bank’s right to declare all outstanding obligations immediately due and payable.

Outstanding obligations under the credit facility were $14.9 million as of March 31, 2010 and December 31, 2009. The credit facility is classified as short-term consistent with Caliper’s intent to utilize the credit facility to fund operations and working capital needs on a revolving loan basis and pay down the obligation within the year to minimize interest costs. Interest is due monthly and has been 5.5% during the three months ended March 31, 2010, and was 4.5% during the three months ended March 31, 2009.

9. Commitments and Contingencies

Caliper’s commitments and contingencies are disclosed within Note 10 to the consolidated financial statements included in Caliper’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 12, 2010.  The following represent changes within the current period and all other commitments and contingencies have not materially changed.

In March 2010, Caliper received a letter from AntiCancer Incorporated (“AntiCancer”) which claimed that Caliper had underpaid royalties, during the period from July 2008 through December 2009, under a cross-license agreement entered into in February 2008.  The claim is based upon a different interpretation of the royalty sharing provisions within the cross licensing agreement.  Caliper is contesting the claim that additional royalties are due, and as a result, has not accrued for any additional liability. The amount of any remaining contingent obligation, if any, cannot currently be estimated, nor does Caliper believe that it is probable that a liability exists. At any time, either party may choose binding arbitration to resolve any dispute over the amount of back royalties owed, if any.

10. Legal Proceedings

On February 23, 2010, Caliper, its wholly owned subsidiary Xenogen Corporation, and Stanford University filed a complaint against Carestream Health, Inc. (“Carestream”) for patent infringement in the U.S. District Court for the Eastern District of Texas. In the suit, Caliper, Xenogen and Stanford University seek a finding of willful infringement by Carestream, compensatory damages, a trebling of damages due to willfulness, a permanent injunction and attorneys’ fees against Carestream for the ongoing, unauthorized and willful use of a number of United States patents that Caliper, through Xenogen, exclusively licenses from Stanford University. This complaint was served on Carestream on February 26, 2010.  On April 20, 2010, Carestream filed its answer to the complaint filed by Caliper and Stanford.  In its answer, Carestream denied infringement of the patents asserted against Carestream in the complaint.  Carestream also counterclaimed for a finding of non-infringement and invalidity of the asserted patents.  Carestream also filed a motion to transfer the venue of the litigation to another District Court.

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

11. Stock-Based Compensation, Options and Restricted Stock Activity and Net Loss per Weighted Average Common Share Outstanding

Stock-Based Compensation

Caliper recognizes all share-based payments, including grants of stock options, in the income statement as an operating expense, based on their fair values. Caliper estimates the fair value of each option award on the date of grant using a Black-Scholes-Merton based option-pricing model.  Stock-based compensation expense is included within costs and expenses as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Cost of product revenue	$90	$78
Cost of service revenue	16	15
Research and development	145	129
Selling, general and administrative	761	693
Total	$1,012	$915

On March 31, 2010, Caliper had share-based compensation plans (the “Plans”), which are described within Note 12 to the consolidated financial statements included in Caliper’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 12, 2010.

The fair value of each option award issued under the Plans is estimated on the date of grant using a Black-Scholes-Merton based option pricing model that uses the assumptions noted in the following table. Expected volatilities are based on historical volatility of Caliper’s stock. The expected term of the options is based on Caliper’s historical option exercise data taking into consideration the exercise patterns of the option holders during the option’s life. The risk-free interest rate is based on the U.S. Treasury yield curve in effect on the date of the grant.

	Three Months Ended March 31,
	2010	2009
Expected volatility (%)	82.9	74.8
Risk-free interest rate (%)	2.2	1.7-2.3
Expected term (years)	4.6	4.5
Expected dividend yield (%)	—	—

Options and Restricted Stock Activity

A summary of stock option and restricted stock activity under the Plans as of March 31, 2010, and changes during the three months then ended is as follows:

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)

Outstanding at December 31, 2009	7,922,392	$4.67	6.43	$1,854
Granted	747,000	3.42	—	—
Exercised	(13,246)	2.59	—	13
Canceled	(143,544)	11.24	—	—
Outstanding at March 31, 2010	8,512,602	$4.45	6.50	$5,029
Exercisable at March 31, 2010	5,417,411	$5.37	5.18	$988
Vested and expected to vest at March 31, 2010	8,364,420	$4.48	6.46	$8,204

Restricted Stock Units	Shares	Weighted Average Grant Date Fair Market per Share Value
Outstanding and non-vested at December 31, 2009	2,134,449	$1.52
Granted	316,000	3.42
Vested	(777,207)	1.81
Forfeited	(524)	0.98
Outstanding and non-vested at March 31, 2010	1,672,718	1.24

Restricted stock units do not carry an exercise price and typically vest over a four-year period, although the vesting period of certain awards may vary. As of March 31, 2010, the weighted average remaining vesting term is 1.95 years and the aggregate intrinsic value of outstanding and non-vested restricted stock is approximately $6.5 million.

During the three months ended March 31, 2010, Caliper granted 747,000 options at a weighted average grant date fair value, using the Black-Scholes-Merton option pricing model, of $2.21 per share, and 316,000 restricted stock units at a weighted average grant date fair value of $3.42 per share. The total fair value of restricted stock that vested during the three months ended March 31, 2010 was approximately $1.4 million.

As of March 31, 2010, there was $5.9 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average remaining service period of approximately 2.87 years.

Common Shares Outstanding

During the three months ended March 31, 2010, Caliper issued 525,693 shares of common stock as a result of stock option exercises and vesting of restricted stock.

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

Common stock equivalents equal to 16.7 million shares and 16.5 million shares (prior to the application of the treasury stock method) were excluded from the computation of net loss per share in each of the three months ended March 31, 2010 and 2009, respectively, as they would have an antidilutive effect due to Caliper’s net loss.

12. Subsequent Event

In April 2010, Caliper vacated approximately 5,400 square feet of its Mountain View, California facility.  This facility consolidation was due to the ongoing efforts to streamline chip manufacturing operations and increase the likelihood of securing a sub-tenant.  Caliper expects to record a restructuring charge of approximately $0.5 million related to this action in the second quarter of 2010.  This partial facility abandonment will be accounted for in accordance with FASB ASC 420, pursuant to which Caliper will record a liability equal to the fair value of the remaining lease payments as of the cease-use date.  Fair value was determined based upon the discounted present value of remaining lease payments (using a discount rate of 5.5%) for the space no longer occupied, considering future estimated sublease income, estimated broker fees and required tenant improvements.  Caliper calculated the fair value based on the best known assumptions at the cease-use date.

Item 2.                                                  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of March 31, 2010 and for the three months ended March 31, 2010 should be read in conjunction with our financial statements included in this Quarterly Report on Form 10-Q and Management’s Discussion and Analysis of Financial Condition and Results of Operations and our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 12, 2010.

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

We believe that increasing the clinical relevance of drug discovery experimentation, whether at early stage, lower cost in vitro (in an artificial environment) testing or later stage, more expensive, preclinical in vivo (in a living organism) testing, will have a profound impact in helping our customers to determine the ultimate likelihood of success of drugs in treating humans. With enabling offerings in both the in vitro and in vivo testing arenas, and a unique strategy of enhancing the “bridge” or linkages between in vitro and in vivo research testing and between research testing and clinical diagnostic testing, we expect to continue to address growing, unmet needs in the market and drive on-going demand for our products and services. These market needs are underscored by key challenges that face the pharmaceutical and biotechnology industry, including late-stage drug failures and unforeseen side effects coming to light late in the development process or even after drugs are on the market.

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

•                  The Research business area is responsible for utilizing Caliper’s automation and microfluidic technologies to address an expanding array of opportunities in drug discovery and life science research, including molecular biology sample preparation and analysis for genomics, proteomics, diagnostics, cellular screening and forensics.

•                  The CDAS business area is responsible for expanding drug discovery collaborations and alliances, and increasing sales of drug discovery services. The focus of CDAS is to capitalize on market “outsourcing” trends, and to offer complementary services to Caliper’s Imaging and Research platform solutions.

First Quarter Key Highlights

Summary Financial Performance

•                  Our total revenues during the first quarter of 2010 increased by approximately $0.2 million to $28.7 million, from $28.5 million in the first quarter of 2009.  In the fourth quarter of 2009, we divested Xenogen Biosciences Corporation (“XenBio”) which had generated $2.8 million of total revenue in the first quarter of 2009.   Excluding the impact of divestitures, including primarily XenBio, total revenue from our ongoing business operations increased by approximately $3.3 million, or 13%, in comparison to revenues in 2009 (see non-GAAP revenue table and related discussion below). This $3.3 million was comprised of increases in our Imaging and Research business units of $2.8 million and $0.8 million, respectively, offset by a decline in CDAS revenue of approximately $0.3 million.

•                  Product gross margins increased to 49% in 2010 versus 39% in 2009. The ten point improvement resulted from growth among higher margin instruments such as the LabChip GX II, along with lower cost of sales associated with Staccato automated systems sold during the first quarter of 2010.  In addition, our provision for warranty costs declined by approximately 300 basis points as a result of quality initiatives implemented in 2009.

•                  Service gross margins increased to 37% in 2010 from 25% in 2009 due principally to the divestiture of XenBio which contributed only 7% in service gross margin in the first quarter of 2009.

•                  Net loss for the first quarter of 2010 was $2.2 million, or $0.04 per share, compared to net loss of $6.6 million, or $0.14 per share, in 2009. The decrease in net loss was primarily due to the increase in gross margin contribution.

Revenue Performance by Strategic Business Unit

The table below provides a reconciliation of our GAAP basis revenue to pro forma non-GAAP revenue results for the first quarters of 2010 and 2009, after giving effect to the divestures of the XenBio business and the AutoTrace product lines which occurred in 2009 and 2008, respectively. We believe this reconciliation provides a useful comparison for evaluating revenue performance between fiscal periods, but these non-GAAP comparisons are not intended to substitute for GAAP financial measures.

	Quarter Ended March 31,
	GAAP		Non-GAAP Adjustments (1)		Non-GAAP
			(in thousands)				GAAP	Non-GAAP
	2010	2009	2010	2009	2010	2009	% Chg	% Chg(2)
Imaging	$13,466	$10,741	$—	$(42)	$13,466	$10,699	25%	26%
Research	14,018	13,521	—	(343)	14,018	13,178	4%	6%
Services (CDAS)	1,168	4,210	—	(2,757)	1,168	1,453	(72)%	(20)%
Total revenue	$28,652	$28,472	$—	$(3,142)	$28,652	$25,330	1%	13%

(1)       For purposes of comparing growth rates for each of the three principal areas of our business, the above non-GAAP table reconciliations exclude revenues related to the AutoTrace product line divested in 2008, as well as revenues related to XenBio which was divested in December 2009.

(2)       Currency effects reduced the above growth rates by 2% for both the Research and Imaging strategic business units, and on a total revenue basis.

Imaging revenues, net of minor divestiture effects, increased by 26% on a non-GAAP basis to $13.5 million during the first quarter of 2010 from $10.7 million during the first quarter of 2009. Imaging revenue growth was driven by continued strong global demand for our IVIS instruments (resulting in an increase of 5 units sold within the quarter as compared to 2009)and the market adoption of the technologies.  Imaging growth was also due to the benefit of the recent introduction of the IVIS XR system and a favorable unit mix which resulted in ten more IVIS Spectrum sales (which carry a higher average selling price) within the current quarter as compared to 2009.

Research revenues, net of divestiture effects, increased by 6% on a non-GAAP basis to $14.0 million during the first quarter of 2010 from $13.2 million during the first quarter of 2009. Overall Research growth was primarily attributable to strong market demand for our LabChip GX instruments, increased revenues from microfluidic consumables (chips, kits and reagents) and an increase in microfluidic contract and license revenue, offset in part by decreased sales of our Zephyr liquid handling instrument and a last time purchase in 2009 by an automation OEM customer for product we no longer manufacture. We attribute our growth in LabChip GX sales to market adoption for biotherapeutic applications including clone selection, protein expression optimization, purification, scale up, and manufacturing quality control, and for genomics applications such as PCR analysis, genotyping, next generation sequencing library quantification and other high throughput assays.

CDAS revenues, net of divestiture effects, decreased by 20% to $1.2 million during the first quarter of 2010 from $1.5 million during the first quarter of 2009. The net decrease resulted from a large oncology project with a single customer which had peak revenue in the first quarter of 2009 that was substantially completed by the first quarter of 2010, offset in part by growth from other commercial customers and government contract services.

Critical Accounting Policies and Estimates

The critical accounting policies that we believe impact significant judgments and estimates used in the preparation of our consolidated financial statements presented in this report are described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the Consolidated Financial Statements, each included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the SEC on March 12, 2010.

Results of Operations for the Three Months Ended March 31, 2010

Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For example, we typically experience higher revenues in the fourth quarter of our fiscal year as a result of the capital spending patterns of our customers.

Revenue

	Three Months Ended March 31,
(In thousands)	2010	2009	$ Change	% Change
Product revenue	$20,367	$18,309	$2,058	11%
Service revenue	5,081	7,657	(2,576)	(34)%
License fees and contract revenue	3,204	2,506	698	28%
Total Revenues	$28,652	$28,472	$180	1%

Product Revenue.   Product revenue increased by $2.1 million, which was primarily comprised of an increase of $2.2 million, or 30%, from Imaging product sales. The Imaging product sales increase was due to a 16% increase in IVIS instrument placements (37 units in 2010 compared to 32 units in 2009) as well as a product mix more heavily weighted toward IVIS Spectrum and new IVIS Lumina X-ray instruments, both of which resulted in a higher average selling price in addition to the increase in the total instruments sold.  Research product sales was comprised of a $1.1 million, or 26%, increase in microfluidic product revenues and a $1.1 million, or 18%, decline in automation product revenues. The increase in microfluidic revenues during the three months ended March 31, 2010, compared to 2009, was primarily due to (a) a $0.4 million increase in sales of our LabChip GX instruments from a 25% increase in instrument placements; (b) a $0.4 million, or 25%, increase in sales of microfluidic consumables (chips, kits and reagents) resulting from growth in the installed base of LabChip instruments as well as an increase in the usage of ProfilerPro consumables by a single customer in the first quarter compared to 2009; and (c) a $0.3 million increase in sales of all other microfluidic instruments and accessories. The decrease in automation product revenues during the first quarter of 2010 compared to 2009 was primarily due to (a) a $0.9 million decrease in unit sales of our Zephyr liquid handling instrument;  (b) a $0.6 million last time purchase of product we no longer manufacture by an automation OEM customer in the first quarter of 2009; and (c) a $0.3 million decrease in revenues from the AutoTrace product line, which we divested in November 2008, resulting from the transition services agreement in the three months ended March 31, 2009.  These decreases were partially offset by increased product revenues generated by our Staccato Automated Workstation instruments and our Specialty product offerings.

Service Revenue.   Service revenue decreased $2.6 million during the three months ended March 31, 2010 compared to the same period in 2009, primarily as a result of the divestiture of XenBio which had revenues of $2.7 million in the first quarter of 2009.  All other continuing service offerings increased by $0.1 million, comprised of a $0.3 million increase in instrument service revenues from Imaging and Research product offerings and a $0.2 million decrease in CDAS service revenues. The $0.3 million increase in instrument service revenues was primarily due to a $0.3 million increase in service contract revenues generated from the Imaging installed base, a $0.2 million increase within Research service contracts and a $0.2 million decrease from all other billable revenues.  The CDAS decrease was comprised of a $0.6 million decline attributed to the completion of a large oncology project with a single customer, offset in part by growth from other commercial customers and government contract services.

License Fees and Contract Revenue.    License fees and contract revenue increased during the three months ended March 31, 2010 compared to the same period in 2009, primarily as a result of a $0.4 million increase in microfluidic license and contract revenue received from new partners secured after the first quarter of 2009 and a $0.3 million increase in Imaging license revenue.

Costs of Revenue

	Three Months Ended March 31,
(In thousands)	2010	2009	$ Change	% Change
Product	$10,296	$11,253	$(957)	(9)%
Service	3,190	5,707	(2,517)	(44)%
License and contract	405	392	13	3%
Total Costs	$13,891	$17,352	$(3,461)	(20)%

Cost of Product Revenue.    Cost of product revenue decreased $1.0 million during the three months ended March 31, 2010, compared to the same period in 2009, despite an 11% increase in product revenue within the period.  The overall decrease in cost of product revenue is due to (a) lower material costs as a percentage of product revenue, $0.9 million, or 9%, due to sourcing initiatives and favorable changes in product mix; (b) a $0.6 million decrease in warranty expenses related to both materials and labor which are related to quality initiatives implemented in 2009 which have resulted in reduced spending over the last six months compared to prior periods; and (c) reduced overhead related to our facility as a result of the shutdown of a portion of our  Hopkinton, Massachusetts instrument manufacturing facility in 2009.

Cost of Service Revenue.    Cost of service revenue decreased during the three months ended March 31, 2010 compared to the same period in 2009 primarily as a result of our divesture of XenBio in December 2009, which had $2.5 million of cost of service in the first quarter of 2009.

Cost of License Revenue.    Cost of license revenue increased slightly during the three months ended March 31, 2010 compared to the same period in 2009 due primarily to an increase in cost of royalties related to the corresponding increase in imaging license revenues.

Gross Margins.    Gross margin on product revenue was 49% for the three months ended March 31, 2010 which was an 11% increase in margin as a percent of revenues, reflecting the effect of incremental margin contribution associated with increased sales volumes and the effects of reduced cost of revenues discussed above.  Gross margin on service revenue was 37% for the three months ended March 31, 2010 as compared to 25% for the same period in 2009. This increased service margin resulted primarily from the divestiture of XenBio, which had a service margin of only 7% in the first quarter of 2009.

Expenses

	Three Months Ended March 31,
(In thousands)	2010	2009	$ Change	% Change
Research and development	$4,347	$4,551	$(204)	(4)%
Selling, general and administrative	10,858	11,185	(327)	(3)%
Amortization of intangible assets	1,254	1,557	(303)	(19)%
Restructuring charges, net	31	23	8	35%

Research and Development Expenses.    Research and development spending decreased by $0.2 million during the three months ended March 31, 2010 compared to the same period in 2009 primarily as a result of a reduction in personnel-related costs which was comprised of a reduction in bonus provisions based upon the final payout of bonuses for 2009 versus the original accrual estimates at year end, severance provisions recorded in the three months ended March 31, 2009 and slightly reduced headcount within the current quarter compared to 2009.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses decreased by $0.3 million during the three months ended March 31, 2010 compared to the same period in 2009 on an overall net basis due primarily to the divestiture of XenBio in December 2009, which resulted in a $0.5 million decrease in expenses.  Excluding the impact of the XenBio divestiture, selling and marketing expenses increased $0.4 million and general and administrative expenses decreased $0.2 million.  Selling and marketing expenses increased due to a $0.2 million increase in salaries and related costs from new headcount and an increase in commissions based upon revenue achievement, as well as a $0.1 million increase in travel and related costs and a $0.1 million increase in all other costs.   General and administrative expenses decreased by $0.2 million during the three months ended March 31, 2010 compared to the same period in 2009, primarily due to reductions in bonus provisions based upon the final payout of bonuses for 2009 versus the original accrual estimates at year end, reduced legal spending and reductions within office and operating costs, offset in part by an increase in consulting costs.

Amortization of Intangible Assets.  The amortization of intangible assets for the three months ended March 31, 2010 relates to assets acquired in our previous business combinations. Amortization is computed based upon the estimated timing of the undiscounted cash flows used to value each respective asset over the estimated useful life of the particular intangible asset, or using the straight-line method over the estimated useful life of the intangible asset when the pattern of cash flows is not necessarily reflective of the true consumption rate of the particular intangible asset.  The decrease in amortization during the three months ended March 31, 2010 is the result of certain intangibles related to the XenBio business that was divested in 2009 and to a lesser extent reduced amortization from our NovaScreen intangibles for which an impairment charge was recorded in the fourth quarter of 2009.

Restructuring Charges.    We incurred restructuring charges in prior periods related to facility shut downs, as well as acquisition and integration activities that are more fully discussed in Note 7 to the accompanying financial statements. Other restructuring charges during the three months ending March 31, 2010 and 2009 relate to accretion of interest related to idle facility rent obligations.

Interest and Other Income (Expense), Net

	Three Months Ended March 31,
(In thousands)	2010	2009	$ Change	% Change
Interest expense, net	$(130)	$(212)	$(82)	(39)%
Other expense, net	(351)	(183)	168	92%

Interest Expense, Net.    Net interest expense decreased during the three months ended March 31, 2010 compared to the same period in 2009 primarily as a result of a $11.1 million decrease in average borrowings under our credit facility during the three months ended March 31, 2010 compared to the same period in 2009.

Other Expense, Net.    Other expense, net, increased on a three-month basis compared to 2009 due to transaction losses on foreign denominated accounts receivable resulting from a strengthening of the U.S. dollar compared to the Euro and the British Pound which affected unsettled accounts receivable with our subsidiaries during the first quarter of 2010. During the three months ended March 31, 2010, we incurred foreign currency transaction losses of approximately $0.4 million, compared to losses of approximately $0.2 million for the same period in 2009.

Liquidity and Capital Resources

As of March 31, 2010, we had $36.4 million in cash, cash equivalents and marketable securities, compared to $38.0 million as of December 31, 2009.   We also had outstanding borrowings of $14.9 million as of March 31, 2010 and December 31, 2009 under our credit facility.  The credit facility matures on April 1, 2011 and serves as a source of capital for ongoing operations and working capital needs.  As of March 31, 2010, we were in compliance with our covenants under the credit facility. We expect to remain in compliance with the covenants through the credit facility’s maturity date based on current forecasts. The terms of our credit facility are more fully discussed under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the SEC on March 12, 2010.

We believe our cash balance, working capital on hand at March 31, 2010 and access to available capital under our credit facility are sufficient to fund our ongoing operations through at least April 2011. Nevertheless, our actual cash needs could vary considerably, depending on opportunities and circumstances that arise over time. If, at any time, cash generated by operations is insufficient to satisfy our liquidity requirements, we may need to reduce our costs and expenses, sell additional equity or debt securities or draw down on our current credit facility if we have borrowing capacity.

On November 21, 2007, we filed, and the SEC subsequently declared effective, a universal shelf registration statement on Form S-3 that will permit us to raise up to $100 million of any combination of common stock, preferred stock, debt securities, warrants or units, either individually or in units. The shelf registration will expire in December 2010 unless we extend it. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders. Furthermore, additional capital may not be available on terms favorable to us, if at all. Accordingly, no assurances can be given that we will be successful in these endeavors.

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

Cash Flows

	Three Months Ended March 31,
(In thousands)	2010	2009	$ Change
Cash provided by (used in)
Operating Activities	$(779)	$(2,295)	$1,516
Investing Activities	(7,409)	(1,805)	(5,604)
Financing Activities	34	22	12

Operating Activities.    During the three months ended March 31, 2010, we used $0.8 million of cash for operating activities which included approximately $0.4 million related to our idle facilities.  We used approximately $0.4 million of cash to fund operations and working capital needs, which primarily related to $3.5 million in bonus payments, offset by collections of customer receivables.

Investing Activities.    During the three months ended March 31, 2010, we purchased a net $6.8 million in marketable securities based upon our current working capital needs and our desire to maximize our return on investment for existing cash balances. Our other primary investing activity was the purchase of property and equipment of $0.6 million primarily related to equipment and information systems.

Financing Activities.    During the three months ended March 31, 2010, financing cash proceeds were related to proceeds from option exercises.

Contractual Obligations

Our commitments under leases and other obligations are described in Item 7, “ Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the SEC on March 12, 2010.  There has been no material change during the three months ended March 31, 2010 in the contractual obligations disclosed as of December 31, 2009.

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

Item 3.            Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

Our primary market risk exposures are foreign currency fluctuation and interest rate sensitivity. During the three months ended March 31, 2010, there have been no material changes to the information included under Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the SEC on March 12, 2010.

Item 4.            Controls and Procedures

Evaluation of disclosure controls and procedures.    We have established disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 (e) and 15d-15(e)) that are designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our officers concluded that our disclosure controls and procedures are also effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including the principal executive officer and principal financial officer to allow timely decisions regarding required disclosure.

Based on their evaluation as of March 31, 2010, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Changes in internal controls.    There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the first quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II—OTHER INFORMATION

Item 1.            Legal Proceedings

On February 23, 2010, Caliper, its wholly owned subsidiary Xenogen Corporation, and Stanford University filed a complaint against Carestream Health, Inc. (“Carestream”) for patent infringement in the U.S. District Court for the Eastern District of Texas. In the suit, Caliper, Xenogen and Stanford University seek a finding of willful infringement by Carestream, compensatory damages, a trebling of damages due to willfulness, a permanent injunction and attorneys’ fees against Carestream for the ongoing, unauthorized and willful use of a number of United States patents that Caliper, through Xenogen, exclusively licenses from Stanford University.  This complaint was served on Carestream on February 26, 2010. On April 20, 2010, Carestream filed its answer to the complaint filed by Caliper and Stanford.  In its answer, Carestream denied infringement of the patents asserted against Carestream in the complaint.  Carestream also counterclaimed for a finding of non-infringement and invalidity of the asserted patents.  Carestream also filed a motion to transfer the venue of the litigation to another District Court.

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

Item 1A.         Risk Factors

Our risk factors are described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 12, 2010. There have been no material changes in the risks affecting Caliper since the filing of such Annual Report on Form 10-K.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.            Defaults Upon Senior Securities

None.

Item 4.            Reserved

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

Date: May 5, 2010
	By:	/s/ E. KEVIN HRUSOVSKY
E. Kevin Hrusovsky
Chief Executive Officer and President

Date: May 5, 2010
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