Form 10-Q
period 2010-06-30
CALIPER LIFE SCIENCES INC
filed 2010-08-06
CIK 1014672

UNITED STATES SECURITIES AND EXCHANGE

COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2010.

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

NUMBER OF SHARES OF COMMON STOCK OUTSTANDING ON July 31, 2010:   50,274,085

CALIPER LIFE SCIENCES, INC.

PART I. FINANCIAL INFORMATION

CALIPER LIFE SCIENCES, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share data)

Item 1.    Financial Statements

	June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$27,978	$34,522
Marketable securities	9,661	3,525
Accounts receivable, net	21,781	26,816
Inventories	11,329	11,525
Prepaid expenses and other current assets	3,219	2,385
Total current assets	73,968	78,773
Property and equipment, net	8,766	9,107
Intangible assets, net	22,743	25,222
Goodwill	18,356	21,011
Other assets	274	359
Total assets	$124,107	$134,472
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,457	$5,114
Accrued compensation	5,893	8,085
Other accrued liabilities	9,074	9,735
Deferred revenue and customer deposits	11,633	12,390
Current portion of accrued restructuring	1,575	1,449
Borrowings under credit facility	—	14,900
Total current liabilities	34,632	51,673
Noncurrent portion of accrued restructuring	1,751	2,232
Other noncurrent liabilities	5,769	6,429
Deferred tax liability	1,128	1,128
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized, 50,273,232 and 49,324,699 shares issued and outstanding in 2010 and 2009, respectively	50	49
Additional paid-in capital	384,292	383,306
Accumulated deficit	(303,618)	(310,637)
Accumulated other comprehensive income	103	292
Total stockholders’ equity	80,827	73,010
Total liabilities and stockholders’ equity	$124,107	$134,472

See accompanying notes.

CALIPER LIFE SCIENCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Product revenue	$20,486	$21,499	$40,854	$39,808
Service revenue	5,343	7,905	10,424	15,562
License fees and contract revenue	3,221	2,707	6,424	5,213

Total revenue	29,050	32,111	57,702	60,583

Costs and expenses:
Cost of product revenue	10,101	12,830	20,396	24,083
Cost of service revenue	3,317	5,331	6,507	11,038
Cost of license revenue	521	310	926	702
Research and development	4,299	4,634	8,646	9,185
Selling, general and administrative	10,745	11,264	21,604	22,449
Amortization of intangible assets	1,226	1,557	2,480	3,114
Restructuring charges, net	603	29	634	52

Total costs and expenses	30,812	35,955	61,193	70,623

Operating loss	(1,762)	(3,844)	(3,491)	(10,040)
Interest expense, net	(72)	(179)	(202)	(391)
Gain on divestiture (Note 2)	11,424	—	11,424	—
Other income (expense), net	(37)	66	(389)	(117)

Income (loss) before income taxes	9,553	(3,957)	7,342	(10,548)
Provision for income taxes	(316)	(96)	(323)	(150)

Net income (loss)	$9,237	$(4,053)	$7,019	$(10,698)

Net income (loss) per share, basic	$0.18	$(0.08)	$0.14	$(0.22)
Net income (loss) per share, diluted	$0.18	$(0.08)	$0.14	$(0.22)
Shares used in computing net income (loss) per common share, basic	50,070	48,806	49,776	48,716
Shares used in computing net income (loss) per common share, diluted	52,002	48,806	51,812	48,716

See accompanying notes.

CALIPER LIFE SCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended June 30,
	2010	2009
Operating activities
Net income (loss)	$7,019	$(10,698)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	3,716	4,700
Stock-based compensation expense, net	1,802	1,904
Gain on divestiture	(11,424)	—
Non-cash restructuring charge, net	634	52
Foreign currency exchange losses	518	196
Changes in operating assets and liabilities:
Accounts receivable	2,565	2,315
Inventories	(1,472)	3,230
Prepaid expenses and other current assets	(836)	171
Accounts payable and other accrued liabilities	960	(3,209)
Accrued compensation	(3,342)	829
Deferred revenue and customer deposits	(166)	(1,077)
Other noncurrent liabilities	(660)	(110)
Payments of accrued restructuring obligations, net	(901)	(951)

Net cash from operating activities	(1,587)	(2,648)

Investing activities
Purchases of marketable securities	(8,488)	(2,833)
Proceeds from sales of marketable securities	—	400
Proceeds from maturities of marketable securities	2,350	2,002
Purchases of property and equipment	(946)	(785)
Proceeds from divestiture	16,500	—
Net cash from investing activities	9,416	(1,216)

Financing activities
Borrowings under credit facility	12,900	7,500
Payments of credit facility	(27,800)	(7,500)
Proceeds from issuance of common stock	484	264

Net cash from financing activities	(14,416)	264

Effect of exchange rates on changes in cash and cash equivalents	43	(103)
Net decrease in cash and cash equivalents	(6,544)	(3,703)
Cash and cash equivalents at beginning of period	34,522	23,667

Cash and cash equivalents at end of period	$27,978	$19,964

See accompanying notes.

CALIPER LIFE SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

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

Operating results for the three and six months ended June 30, 2010, are not necessarily indicative of the results that may be expected for the full fiscal year or for any future periods. For example, the Company typically experiences higher revenue in the fourth quarter of its fiscal year due to spending patterns of its customers, and may realize significant periodic fluctuations in license and contract revenue depending on the timing and circumstances of underlying individual transactions.

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

On June 30, 2010, Caliper’s investments were valued in accordance with the fair value hierarchy as follows (in thousands):

	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Money market funds	$2,342	$2,342	$—	$—
Government treasuries and bonds	3,500	3,500	—	—
Commercial paper	1,399	—	1,399	—
U.S. corporate notes and bonds	2,904	—	2,904	—
Other	1,837	—	1,837	—
Total	$11,982	$5,842	$6,140	$—

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

As of June 30, 2010, Caliper’s cash and available for sale securities of $37.6 million all have contracted maturities of less than one year.  In addition, Caliper held securities that were in an unrealized loss position as of June 30, 2010; however, these unrealized losses were not material to Caliper either individually or in the aggregate.

Income Taxes

Caliper accounts for income taxes in accordance with FASB ASC 740, Accounting for Income Taxes, (“FASB ASC 740”), and accounts for uncertainty in income taxes recognized in financial statements in accordance with FASB ASC 740.  FASB ASC 740 prescribes a comprehensive model for the recognition, measurement, and financial statement disclosure of uncertain tax positions. Unrecognized tax benefits are the differences between tax positions taken, or expected to be taken, in tax returns, and the benefits recognized for accounting purposes pursuant to FASB ASC 740. Caliper classifies uncertain tax positions as short-term liabilities within accrued expenses.  During the six months ended June 30, 2010 and 2009, Caliper’s tax provision includes estimated foreign taxes in jurisdictions where its wholly owned subsidiaries are subject to current taxes. During the six months ended June 30, 2010, Caliper’s tax position includes a provision for estimated taxes incurred in connection with the gain realized on the May 24, 2010 TurboVap® and RapidTrace® product line divestiture discussed in Note 2.

Goodwill

Caliper performs a test for the impairment of goodwill annually, or more frequently if events or circumstances indicate that goodwill may be impaired. Because Caliper has a single operating segment, which is the sole reporting unit, Caliper performs this test by comparing the fair value of Caliper with its carrying value, including goodwill. If the fair value exceeds the carrying value, goodwill is not impaired. If the book value exceeds the carrying value, Caliper would calculate the potential impairment loss by comparing the implied fair value of goodwill with the book value of goodwill. If the implied fair value of goodwill is less than the book value, an impairment charge would be recorded equal to the difference.  Caliper concluded that approximately $2.7 million of goodwill was associated with the TurboVap and RapidTrace product lines that were sold in the second quarter of 2010 (Note 2).  Accordingly, this amount was reduced from goodwill and charged to the statement of operations as part of the gain on the divestiture.  Caliper reviewed its remaining goodwill for indicators of impairment as of June 30, 2010, and concluded that there was no impairment.

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

2.  Divestitures

TurboVap and RapidTrace Product Lines Divestiture

On May 17, 2010, Caliper entered into a Purchase Agreement (the “Purchase Agreement”) providing for the sale of its solvent evaporation and solid phase extraction product lines, consisting of the TurboVap and RapidTrace product lines, to Biotage LLC (“Biotage”) for approximately $16.5 million in cash. The sale of these product lines to Biotage was completed on May 24, 2010.  The Purchase Agreement contains representations, warranties and indemnities that are customary in purchase transactions.  In addition, Caliper has agreed not to engage in activities that are competitive with the divested product lines for five years from the closing date.  Upon the closing date, the parties also entered into a two-year toll manufacturing agreement, with an option for a third year, pursuant to which Caliper will exclusively manufacture the TurboVap and RapidTrace products in quantities requested by Biotage and sell such units to Biotage at fair market prices, mutually agreed to by both parties.  As of the closing date for this transaction, the TurboVap and RapidTrace product lines had net assets of $5.0 million comprised of $2.7 million of goodwill allocated on a relative fair value basis, $1.6 million in accounts receivable and $1.4 million in inventory, less $0.7 million of assumed liabilities.  The sale resulted in a $11.4 million gain based upon the net proceeds received in excess of total divested net assets.

Xenogen Biosciences Divestiture

On December 11, 2009, Caliper entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Taconic Farms, Inc. (“Taconic”). The Stock Purchase Agreement provided for the sale of Caliper’s preclinical mouse services business, Xenogen Biosciences Corporation (“XenBio”), to Taconic for a purchase price of approximately $10.8 million, which included $9.7 million in cash together with $1.1 million which was placed into an escrow account until April 30, 2011. The escrow secures Caliper’s indemnification obligations to Taconic, if any, under the Stock Purchase Agreement. The Stock Purchase Agreement also contains representations, warranties and indemnities that are customary in stock purchase transactions. As of the transaction date, XenBio had net assets of $4.9 million comprised of $2.6 million in identified intangibles, $1.9 million of goodwill allocated on a relative fair value basis, and $0.4 million of other net assets. The sale of XenBio resulted in a $4.2 million gain based upon the net proceeds received to date, excluding the amount held in escrow, in excess of total divested net assets.

AutoTrace Product Line Divestiture

On November 10, 2008, Caliper entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Dionex Corporation (“Dionex”). The Asset Purchase Agreement provided for the sale of Caliper’s AutoTrace product line to Dionex.  This transaction is further described within Note 3 to the consolidated financial statements included in Caliper’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 12, 2010.  Caliper continued to manufacture the AutoTrace products for Dionex for approximately three months following the closing of this transaction under a transition services agreement, which resulted in the recognition of approximately $0.3 million in revenue from this business during the first quarter of 2009.

3. Inventories

Inventories are stated at the lower of cost (determined on a first-in, first-out basis, or “FIFO”) or market. Amounts are relieved from inventory and recognized as a component of cost of sales on a FIFO basis. Inventories consist of the following (in thousands):

	June 30, 2010	December 31, 2009
Raw material	$5,661	$5,879
Work-in-process	888	859
Finished goods	4,780	4,787
	$11,329	$11,525

4. Intangibles

Intangibles, net of amortization expense and other charges, consist of the following assets acquired in connection with previous business combinations (in thousands):

	June 30, 2010	December 31, 2009
Core technologies	$16,716	$18,437
Developed and contract technologies	1,293	1,771
Customer contracts, lists and relationships	1,836	2,116
Trade names	2,898	2,898
	$22,743	$25,222

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

Changes in Caliper’s warranty obligation are as follows (in thousands):

	Six Months Ended June 30,
	2010	2009
Balance at beginning of period	$1,557	$1,362
Warranties issued during the period	964	1,002
Settlements and adjustments made during the period	(1,225)	(797)
Balance at end of period	$1,296	$1,567

6. Comprehensive Income (Loss)

Comprehensive income (loss) is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income (loss)	$9,237	$(4,053)	$7,019	$(10,698)
Unrealized gain (loss) on marketable securities	1	31	(3)	38
Foreign currency translation gain (loss)	56	483	(187)	121

Comprehensive income (loss)	$9,294	$(3,539)	$6,829	$(10,539)

7. Accrued Restructuring Costs

Caliper’s accrued restructuring costs as of June 30, 2010 were comprised of future contractual obligations pursuant to facility operating leases covering certain idle space as further described below.  The following table summarizes changes in accrued restructuring obligations during the six months ended June 30, 2010 (in thousands):

Total
Balance, December 31, 2009	$3,681
Restructuring charges	559
Adjustments to estimated obligations	(76)
Interest accretion	63
Payments	(901)
Balance, June 30, 2010	$3,326

The remaining facility obligations are payable as follows (in thousands):

Years Ended December 31:
2010 (remainder of fiscal year)	$871
2011	1,452
2012	685
2013	636
2014	94
Thereafter	94
Total minimum payments	3,832
Less: Amount representing interest	506
Present value of future payments	3,326
Less: Current portion of obligations	1,575
Non-current portion of obligations	$1,751

The restructuring obligations reflected above resulted from the following actions:

Facility Closures

During 2008, Caliper consolidated its West Coast business operations to reduce overall facility costs and improve productivity and effectiveness of its research and development spending. The consolidation plan entailed vacating approximately 26,300 square feet of occupied space in Mountain View, California. In 2009, Caliper revised its assumptions around the restructuring charge taken in 2008 regarding the facility. The effect of the change was to update the sublease timing and rates assumed as a result of conditions in the current real estate market, as well as to correct an error in the amount of vacated space by approximately 10,200 square feet (see notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 12, 2010, for additional details). This facility closure was accounted for in accordance with FASB ASC 420, Accounting for Costs Associated with Exit or Disposal Activities, pursuant to which Caliper recorded a liability equal to the fair value of the remaining lease payments as of the cease-use date. Fair value was determined based upon the discounted present value of remaining lease rentals (using a discount rate of 5.5%) for the space no longer occupied, considering future estimated sublease income, estimated broker fees and required tenant improvements.  The lease term expires on November 30, 2013.

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

In April 2010, Caliper vacated approximately 5,400 additional square feet of its Mountain View, California facility.  This facility consolidation was due to the ongoing efforts to streamline chip manufacturing operations and increase the likelihood of securing a sub-tenant.  Caliper recorded a restructuring charge of approximately $0.6 million related to this action in the second quarter of 2010.  This partial facility abandonment was accounted for in accordance with FASB ASC 420, pursuant to which Caliper recorded a liability equal to the fair value of the remaining lease payments as of the cease-use date.  Fair value was determined based upon the discounted present value of remaining lease payments (using a discount rate of 5.5%) for the space no longer occupied, considering future estimated sublease income, estimated broker fees and required tenant improvements.

8. Revolving Credit Facility

On May 24, 2010, Caliper entered into a Second Loan Modification Agreement relating to its Second Amended and Restated Loan and Security Agreement (the “credit facility”) with a bank dated March 6, 2009.  The credit facility permits Caliper to borrow up to $25 million in the form of revolving loan advances, including up to $5 million in the form of letters of credit and other contingent reserves. Principal borrowings under the credit facility accrue interest at a floating annual rate equal to the bank’s prime rate (4% at June 30, 2010) plus one-half of one percent. Under the credit facility, Caliper is permitted to borrow up to $25 million, subject to a borrowing base limit consisting of (a) 80% of eligible accounts receivable plus (b) the lesser of 70% of Caliper’s unrestricted cash at the bank or $12 million; provided, that on each of the first three (3) business days and each of the last three (3) business days of each fiscal quarter, the borrowing base is (a) 80% of eligible accounts receivable plus (b) the lesser of 90% of Caliper’s unrestricted cash at the bank or $12 million. Eligible accounts receivable do not include internationally billed receivables, unbilled receivables, and receivables aged over 90 days from invoice date. The current facility matures on April 1, 2011. The credit facility serves as a source of capital for ongoing operations and working capital needs.

The credit facility includes traditional lending and reporting covenants including that certain financial covenants applicable to liquidity and earnings are to be maintained by Caliper and tested as of the last day of each quarter. As of June 30, 2010, Caliper was in compliance with all of its covenants.  The credit facility also includes certain rights for the bank to accelerate the maturity of the debt, lower the borrowing base or stop making advances, which are typical within asset-based lending arrangements. Caliper does not believe the bank will exercise these rights as long as it is meeting its covenants and achieving its forecast. The credit facility also includes several potential events of default such as payment default, material adverse change conditions and insolvency conditions that could cause interest to be charged at the interest rate in effect as of the date of default plus two percentage points, or in the event of any uncured events of default (including non-compliance with liquidity and earnings financial covenants), could result in the bank’s right to declare all outstanding obligations immediately due and payable.

There were no outstanding obligations under the credit facility as of June 30, 2010, compared to $14.9 million which was outstanding as of December 31, 2009. The credit facility is classified as short-term consistent with Caliper’s intent to utilize the credit facility to fund operations and working capital needs, as needed, on a revolving loan basis. Interest is due monthly and has ranged from 4.5% to 5.5% during the three months ended June 30, 2010, and was 5.5% during the three months ended June 30, 2009.

9. Commitments and Contingencies

Caliper’s commitments and contingencies are disclosed within Note 10 to the consolidated financial statements included in Caliper’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 12, 2010.  The following represent changes within the current period and all other commitments and contingencies have not materially changed.

On August 9, 2006, Stanford University provided Caliper’s wholly owned subsidiary Xenogen Corporation with the results of an audit performed pursuant to the exclusive license agreement between Stanford and Xenogen. The audit report, which was prepared by a third party consultant, asserted certain claims of underpayments during the period from 2002 through March 31, 2006, based upon a different interpretation of the scope of imaging products that are subject to the royalty provisions of the license than Xenogen had used for the calculation of royalties since the beginning of this licensing arrangement in 1997. Upon review of the audit report, Caliper determined that additional royalties of approximately $71,000 were owed to Stanford, and paid this obligation in 2006. Caliper is contesting the remaining payment obligation that is claimed in the Stanford audit report, and as a result, has not accrued for any additional liability. The amount of any remaining contingent obligation, if any, cannot currently be estimated, nor does Caliper believe that it is probable that a liability exists. Stanford and Caliper are presently working with a neutral third party in an attempt to resolve this dispute.  At any time, either party may choose binding arbitration to resolve any dispute over the amount of back royalties owed, if any.

In March 2010, Caliper received a letter from AntiCancer Incorporated (“AntiCancer”) which claimed that Caliper had underpaid royalties, during the period from July 2008 through December 2009, under a cross-license agreement entered into in February 2008.  The claim is based upon a different interpretation of the royalty sharing provisions within the cross licensing agreement.  Caliper is contesting the claim that additional royalties are due, and as a result, has not accrued for any additional liability. The amount of any remaining contingent obligation, if any, cannot currently be estimated, nor does Caliper believe that it is probable that a liability exists. AntiCancer and Caliper have a mediation scheduled with a neutral third party in September 2010, to try to resolve this dispute.  If this dispute cannot be resolved through mediation, either party may choose binding arbitration to resolve any dispute over the amount of back royalties owed, if any.

10. Legal Proceedings

On February 23, 2010, Caliper, its wholly owned subsidiary Xenogen Corporation, and Stanford University filed a complaint for patent infringement against Carestream Health, Inc. (“Carestream”) in the U.S. District Court for the Eastern District of Texas.  Caliper, Xenogen and Stanford University seek a judgment that Carestream induced infringement of seven United States patents that Caliper, through Xenogen, exclusively licenses from Stanford University.  Caliper and its co- plaintiffs seek an award of compensatory damages, trebled damages due to Carestream’s willfulness, a permanent injunction and attorneys’ fees against Carestream for its ongoing, indirect infringement of the patents-in-suit. The complaint was served on Carestream on February 26, 2010.  On April 20, 2010, Carestream filed its answer to the complaint, denying it induces infringement of the asserted patents.  Carestream also counterclaimed for declaratory judgments of non-infringement and invalidity of the asserted patents.  Carestream also filed a motion to transfer the venue of the litigation to another District Court.  Caliper and Carestream subsequently agreed to the transfer of this case to the U.S. District Court for the Northern District of California, where it is pending.  The Court scheduled the case management conference for this litigation for September 30, 2010.

On June 8, 2010, the United States Patent and Trademark Office issued U.S. Patent No. 7,734,325 (“the ‘325 Patent”) to Carestream.  The next day, Caliper filed a Request for Inter Partes Reexamination of the ‘325 Patent with the USPTO.  The USPTO is required by statute to indicate by mid-September whether it will order reexamination of the ‘325 Patent.

On July 9, 2010, Carestream filed a complaint for patent infringement against Caliper in the U.S. District Court for the Western District of Wisconsin.  Carestream’s complaint alleges that Caliper’s Lumina XR imaging system, which is a multi-modal imaging system with both optical and x-ray capabilities that Caliper first introduced in September, 2009, infringes the ‘325 Patent and that Caliper indirectly infringes the ‘325 patent.  Carestream’s allegations of infringement do not involve any of Caliper’s imaging products other than the Lumina XR.  Caliper believes that the ‘325 Patent is invalid and that the Lumina XR system does not infringe the claims of the ‘325 Patent, and Caliper intends to defend against this lawsuit vigorously.  With its complaint for patent infringement, Carestream also filed with the Court a motion for preliminary injunction to prevent Caliper from selling the Lumina XR system during the pendency of this litigation.  Caliper’s Opposition to Carestream’s motion for a preliminary injunction is due on August 11, 2010.  No hearing date for Carestream’s preliminary injunction motion has been set by the Court.

On July 26, 2010, Caliper filed a motion to transfer this litigation to the U.S. District Court for the Northern District of California, or in the alternative, to stay this litigation pending the resolution of any reexamination of the ‘325 Patent pursuant to the reexamination request filed by Caliper with the USPTO.  Carestream’s response to Caliper’s motion is due on August 16, 2010.  Caliper filed its answer to Carestream’s complaint on August 2, 2010.

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

11. Stock-Based Compensation, Options and Restricted Stock Activity and Net Loss per Weighted Average Common Share Outstanding

Stock-Based Compensation

Caliper recognizes all share-based payments, including grants of stock options, in the income statement as an operating expense, based on their fair values. Caliper estimates the fair value of each option award on the date of grant using a Black-Scholes-Merton based option-pricing model.  Stock-based compensation expense is included within costs and expenses as follows (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Cost of product revenue	$61	$82	$151	$159
Cost of service revenue	12	29	28	44
Research and development	125	165	270	295
Selling, general and administrative	592	713	1,353	1,406
Total	$790	$989	$1,802	$1,904

On June 30, 2010, Caliper had share-based compensation plans (the “Plans”), which are described within Note 12 to the consolidated financial statements included in Caliper’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 12, 2010.

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

	Six Months Ended June 30,
	2010	2009
Expected volatility (%)	83-94	75-91
Risk-free interest rate (%)	1.43-2.18	1.60-1.95
Expected term (years)	3.4-4.6	3.4-4.5
Expected dividend yield (%)	—	—
Weighted average grant date fair value	$2.32	$0.55

Options and Restricted Stock Activity

A summary of stock option and restricted stock activity under the Plans as of June 30, 2010, and changes during the six months then ended is as follows:

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)

Outstanding at December 31, 2009	7,922,392	$4.67	6.43	$1,854
Granted	1,118,194	3.61	—	—
Exercised	(39,719)	2.03	—	80
Canceled	(155,757)	12.86	—	—
Outstanding at June 30, 2010	8,845,110	$4.40	6.40	$6,414
Exercisable at June 30, 2010	5,829,453	$5.12	5.18	$2,221
Vested and expected to vest at June 30, 2010	8,696,979	$4.42	6.36	$11,940

Restricted Stock Units	Shares	Weighted Average Grant Date Fair Market per Share Value
Outstanding and non-vested at December 31, 2009	2,134,449	$1.52
Granted	351,625	3.48
Vested	(1,072,250)	1.71
Cancelled	(1,192)	2.72
Outstanding and non-vested at June 30, 2010	1,412,632	1.86

Restricted stock units do not carry an exercise price and typically vest over a four-year period, although the vesting period of certain awards may vary. As of June 30, 2010, the weighted average remaining vesting term is 2.72 years and the aggregate intrinsic value of outstanding and non-vested restricted stock is approximately $6.0 million.

During the six months ended June 30, 2010, Caliper granted 1,118,194 options at a weighted average grant date fair value, using the Black-Scholes-Merton option pricing model, of $2.32 per share, and 351,625 restricted stock units at a weighted average grant date fair value of $3.48 per share. The total fair value of restricted stock that vested during the six months ended June 30, 2010 was approximately $1.8 million.

As of June 30, 2010, there was $6.3 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average remaining service period of approximately 2.83 years.

Common Shares Outstanding

During the six months ended June 30, 2010, Caliper issued 948,533 shares of common stock as a result of purchases under Caliper’s Employee Stock Purchase Plan and activity related to stock option exercises and vesting of restricted stock.

Net Income (Loss) per Weighted Average Common Share Outstanding

Basic net income (loss) per share is calculated based upon net income (loss) divided by the weighted-average number of common shares outstanding during the period. The calculation of diluted net income per share gives effect to the dilutive effect of common stock equivalents consisting of stock options, unvested restricted stock, unvested restricted stock units and warrants (calculated using the treasury stock method).  Potentially dilutive securities are excluded from the diluted earnings per share computation to the extent they have an antidilutive effect due to Caliper’s net loss.

A reconciliation of shares used in the calculations is as follows (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Weighted-average shares of common stock outstanding, basic	50,070	48,806	49,776	48,716
Dilutive options and restricted stock – based on the treasury stock method	1,932	—	2,036	—
Weighted-average shares used in dilutive computations of net income per share	52,002	48,806	51,812	48,716

The following outstanding options, restricted stock and warrants (prior to the application of the treasury stock method) were excluded from the computation of diluted net loss per share as they had an antidilutive effect (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Options and restricted stock	6,299	10,881	6,668	10,881
Warrants	6,165	6,174	6,165	6,174
	12,464	17,055	12,833	17,055

Item 2.                                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 2010, and for the three and six months ended June 30, 2010, should be read in conjunction with our financial statements included in this Quarterly Report on Form 10-Q and Management’s Discussion and Analysis of Financial Condition and Results of Operations and our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 12, 2010.

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

We have multiple channels of distribution for our products: direct to customers, indirect through our international network of distributors, through partnership channels under our Caliper Driven program and through joint marketing agreements. Through our direct and indirect channels, we sell products, services and complete system solutions, developed by us, to end customers. Our Caliper Driven program is complementary to our direct sales and distribution network activities, as it enables us to extend the commercial potential of our LabChip technology into new industries and new applications with both experienced commercial partners and earlier stage companies with their own proprietary technologies. We also utilize joint marketing agreements to enable others to market and distribute our products. By using direct and indirect distribution, and out-licensing our technology under our Caliper Driven program, we seek to maximize penetration of our products and technologies into the marketplace and position Caliper as a leader in the life sciences tools market.

Our product and service offerings are organized into three core business areas—Imaging, Discovery Research (Research), and Caliper Discovery Alliances and Services (CDAS)—with the goal of creating a more scalable infrastructure while putting increased focus on growth and profitability.

•            The Imaging business holds, we believe, a global leadership position in the high-growth pre-clinical molecular imaging market. Principal activities of this business area include the expansion of the IVIS imaging instrument system and related reagent product lines, development of new therapeutic area applications and addition of and support for complementary imaging modalities.

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

Second Quarter Key Highlights

Summary Financial Performance

•            Our total revenues during the second quarter of 2010 decreased by approximately $3.1 million to $29.0 million, from $32.1 million in the second quarter of 2009 due to a $4.2 million net change resulting from recent divestitures, as described in Note 2 to our consolidated financial statements and summarized in the non-GAAP revenue reconciliation as set forth below, which was offset by 4% growth in revenue derived from our ongoing business. Total revenue derived from ongoing business operations increased 6% during the quarter, adjusted for unfavorable currency changes.  Key changes in revenue on a strategic business unit basis are discussed below (see non-GAAP revenue table and related discussion.)

•            Product gross margins increased to 50.7% in 2010 versus 40.3% in 2009 in the second quarter. The ten point improvement resulted from increased revenue on higher margin instruments such as the LabChip GX II and IVIS instruments, in contrast to lower product margin sales experienced in the second quarter of 2009, together with manufacturing efficiencies and lower material costs.  The favorable product mix shift accounted for approximately 4 points of gross margin gain, and improvements in manufacturing, procurement, warranty and distribution costs accounted for approximately 6 points of gross margin improvement compared to the second quarter of 2009.

•            Service gross margins increased to 38% in 2010 from 33% in 2009 due principally to the December 2009 divestiture of XenBio which contributed only 14% in service gross margin in the second quarter of 2009.

•            Net income for the second quarter of 2010 was $9.2 million, or $0.18 per share, compared to net loss of $4.1 million, or $0.08 per share, in 2009. The increase in the net income of $13.3 million was primarily related to the $11.4 million gain on the TurboVap and RapidTrace product line divestiture, but also was due to the increase in gross margin contribution.

Revenue Performance by Strategic Business Unit

The table below provides a reconciliation of our GAAP basis revenue to pro forma non-GAAP revenue results for the second quarters of 2010 and 2009, after giving effect to the divestures described in Note 2 to our consolidated financial statements. We believe this reconciliation, and the discussion that follows, provide meaningful comparisons for evaluating revenue performance between fiscal periods and understanding our ongoing business operations.  These non-GAAP comparisons are not intended to substitute for GAAP financial measures.

	Three Months Ended June 30,
	GAAP		Non-GAAP		Non-GAAP
	(in thousands)						GAAP	Non-GAAP
	2010	2009	2010	2009	2010	2009	% Chg	% Chg(2)
Imaging	$14,826	$12,906	$—	$(111)	$14,826	$12,795	15%	16%

Microfluidics	7,412	6,691	—	—	7,412	6,691	11%	11%
Automation	5,811	8,391	(1,152)	(2,511)	4,659	5,880	(31)%	(21)%
Research	13,223	15,082	(1,152)	(2,511)	12,071	12,571	(12)%	(4)%

Services (CDAS)	1,001	4,123	—	(2,703)	1,001	1,420	(76)%	(30)%
Total revenue	$29,050	$32,111	$(1,152)	$(5,325)	$27,898	$26,786	(10)%	4%

(1)

For purposes of comparing growth rates for each of the three principal product and service groups within our business, the above non-GAAP table reconciliations exclude revenues related to the TurboVap and RapidTrace product lines divested in May 2010, the AutoTrace product lines divested in November 2008, as well as revenues related to Xenogen Biosciences Corporation which was divested in December 2009.

(2)

Percentages in column include the impact of currency changes. Currency movements unfavorably impacted the above growth rates by 2% for both the Research and Imaging strategic business units and 2% with respect to total non-GAAP revenue during the three months ended June 30, 2010.

Imaging revenues increased by 16% on a non-GAAP basis to $14.8 million during the second quarter of 2010 from $12.8 million during the second quarter of 2009. Imaging revenue growth was primarily driven by expansion of the instrumentation business, including a 19% increase in the number of instruments sold within the quarter compared to the same period in 2009.

Ongoing Research revenues decreased by 4% on a non-GAAP basis to $12.1 million during the second quarter of 2010 from $12.6 million during the second quarter of 2009. The overall Research decline included a decrease in automation sales of $1.2 million as a result of strategic refocusing of our automation platforms away from non-core applications in order to support microfluidic (LabChip) growth and fast-growing biomolecular market applications.  Microfluidic revenues increased by $0.7 million, or 11%, in total.  The microfluidics revenue increase resulted from an increase in sales of LabChip GX of $1.1 million driven by biotherapeutic discovery applications, offset by a decrease in sales of EZ Reader of approximately $1.4 million due to sluggish kinase screening demand.  LabChip- associated consumables (chips, kits and reagents) revenues and license revenues also increased by $0.5 million and $0.4 million, respectively, during the second quarter compared to the same period in 2009.

CDAS revenues decreased by 30% on a non-GAAP basis to $1.0 million during the second quarter of 2010 from $1.4 million during the second quarter of 2009. The net decrease resulted from the completion of a large oncology project with a single customer which generated approximately $0.5 million in revenue in the second quarter of 2009, offset in part by growth from government contract services.  CDAS also experienced continued delays in its Environmental Protection Agency (EPA) ToxCast screening program.  However, in May 2010, CDAS was awarded a new funding commitment for $2.9 million under its contract with the EPA, increasing the current backlog of Phase II task orders to $4.7 million.  CDAS is awaiting receipt of compounds to begin Phase II services, the timing of which is now expected to be late in the third quarter or the fourth quarter of 2010.

Critical Accounting Policies and Estimates

The critical accounting policies that we believe impact significant judgments and estimates used in the preparation of our consolidated financial statements presented in this report are described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the Consolidated Financial Statements, each included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the SEC on March 12, 2010.

Results of Operations for the Three and Six Months Ended June 30, 2010

Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For example, we typically experience higher revenues in the fourth quarter of our fiscal year as a result of the capital spending patterns of our customers.

Revenue

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(In thousands)	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Product revenue	$20,486	$21,499	$(1,013)	(5)%	$40,854	$39,808	$1,046	3%
Service revenue	5,343	7,905	(2,562)	(32)%	10,424	15,562	(5,138)	(33)%
License fees and contract revenue	3,221	2,707	514	19%	6,424	5,213	1,211	23%

Total Revenues	$29,050	$32,111	$(3,061)	(10)%	$57,702	$60,583	$(2,881)	(5)%

Product Revenue.   Product revenue decreased during the three months ended June 30, 2010, by $1.0 million compared to the same period in 2009, due primarily to revenues of $1.5 million from divested product lines that we realized during the second quarter of 2009.  Net of the impact of divestitures, product revenues from ongoing product lines increased $0.5 million during the period, including an increase in Imaging product sales of $1.3 million, or approximately 15%, and a decrease in Research product sales of $0.9 million, or 9%, compared to the second quarter of 2009.  The increase in Imaging product sales was primarily due to a 19% increase in IVIS instrument placements (44 units in 2010 compared to 37 units in 2009). Research product sales in the quarter decreased due to a decrease in EZ Reader unit sales of approximately $1.4 million and a $1.1 million decrease in liquid handling instrument sales, offset by a $1.1 million increase in LabChip GX unit sales and a $0.5 million increase in microfluidic chip, kit and reagent sales. We believe the increase in LabChip GX instrument performance contrasted with the decrease in EZ Reader instrument sales characterizes a trend of increased investment by pharmaceutical companies in biotherapeutic research and development programs and a scale back of funding of small molecule discovery programs and, to a lesser extent, spending delays due to recent pharmaceutical mergers.

Product revenue increased by $1.0 million during the six months ended June 30, 2010, which includes a $1.7 million decrease in product revenues from divested product lines.  Net of the impact of divestitures, product revenues from ongoing product lines increased $2.7 million during the period, including an increase in Imaging product sales of $3.6 million, or 22%, and a decrease in Research revenues of $0.9 million, or 5%, compared to the six months ended June 30, 2009.  The Imaging product sales increase was due to a

19% increase in IVIS instrument placements (81 units in 2010 compared to 68 units in 2009) as well as an increased average selling price which was favorably impacted by IVIS Spectrum and Lumina XR instrument sales.

The Research product sale decrease during the six months ended June 30, 2010, was comprised of a $1.3 million, or 13%, increase in microfluidic product revenues and a $2.2 million, or 26%, decline in automation product revenues, compared to the same period in 2009. The increase in microfluidic revenues during the six months ended June 30, 2010, compared to 2009, was primarily due to (a) a $1.6 million increase in sales of our LabChip GX instruments from a 56% increase in instrument placements; (b) a $0.9 million, or 16%, increase in sales of microfluidic consumables (chips, kits and reagents) resulting from growth in the installed base of LabChip instruments as well as an increase in the usage of ProfilerPro consumables by a single customer in the first quarter compared to 2009; offset in part by (c) a $1.2 million decrease in sales of EZ Reader instrument sales. The decrease in automation product revenues during the six months ended June 30, 2010 compared to 2009 was primarily due to (a) a $1.1 million decrease in sales of Staccato Automated Workstation instruments; (b) a $0.9 million decrease in unit sales of our Zephyr liquid handling instrument; and (c) a $0.6 million last time purchase of product we no longer manufacture by an automation OEM customer in the first quarter of 2009; offset in part by sales of Twister plate handling systems and other accessories.

Service Revenue.   Total service revenue decreased $2.6 million during the three months ended June 30, 2010, compared to the same period in 2009, including a decrease of $2.6 million as a result of the divestiture of XenBio in December 2009, an increase of $0.4 million in instrument service revenues associated with Imaging and Research instrument offerings and a $0.4 million decrease in CDAS service revenues. The CDAS decrease was comprised of a $0.5 million decline attributed to the completion of a large oncology project with a single customer, offset in part by a $0.1 million increase in government contract services.

Total service revenue decreased $5.1 million during the six months ended June 30, 2010, compared to the same period in 2009, including a decrease of $5.2 million as a result of the divestiture of XenBio, an increase of $0.8 million in instrument service revenues from Imaging and Research product offerings and a $0.7 million decrease in CDAS service revenues. The $0.8 million increase in instrument service revenues was primarily due to an increase in service revenues generated from the Imaging and Microfluidic installed bases, offset in part by a decrease in automation service revenue.  The CDAS decrease was comprised of a $1.2 million decline attributed to the completion of a large oncology project with a single customer, offset in part by growth from other commercial customers and government contract services.

License Fees and Contract Revenue.    License fees and contract revenue increased during the three and six months ended June 30, 2010, compared to the same periods in 2009, primarily as a result of an increase in microfluidic license and contract revenues received from new licensees secured after the second quarter of 2009 and an increase in Imaging license revenue of $0.2 million and $0.5 million during the three and six months ended June 30, 2010, respectively.

Costs of Revenue

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(In thousands)	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Product	$10,101	$12,830	$(2,729)	(21)%	$20,396	$24,083	$(3,687)	(15)%
Service	3,317	5,331	(2,014)	(38)%	6,507	11,038	(4,531)	(41)%
License	521	310	211	68%	926	702	224	32%
Total Costs	$13,939	$18,471	$(4,532)	(25)%	$27,829	$35,823	$(7,994)	(22)%

Cost of Product Revenue.    Cost of product revenue decreased $2.7 million during the three months ended June 30, 2010, compared to the same period in 2009 as a result of recent product line divestitures ($0.6 million of the decrease) combined with lower product costs related to ongoing product sales.  The overall decrease in cost of product revenue for ongoing product revenue includes (a) lower material costs of $0.5 million due to sourcing initiatives and favorable changes in product mix; (b) reduced excess and obsolete inventory provisions of $0.7 million resulting from the improved inventory turnover and the replacement of inventory by newer technologies; and (c) a $0.3 million decrease in other costs, including warranty provisions, royalties and manufacturing variances.

Cost of product revenue decreased $3.7 million during the six months ended June 30, 2010, compared to the same period in 2009, despite a 3% increase in product revenue within the period.  The overall decrease in cost of product revenue is due to recent product line divestitures ($0.7 million of the decrease) combined with the effects from ongoing product revenue, including (a) lower material costs of $1.0 million, due to sourcing initiatives and favorable changes in product mix; (b) a $0.8 million decrease in warranty expenses related to both materials and labor which are related to quality initiatives implemented in 2009 which have resulted in reduced spending over the last six months compared to prior periods; (c) reduced excess and obsolete inventory provisions of $0.5 million resulting from improved inventory turnover and the replacement of inventory by newer technologies; and (d) other cost reductions, including reduced overhead related to our facility as a result of the shutdown of a portion of our Hopkinton, Massachusetts instrument manufacturing facility in 2009.

Cost of Service Revenue.    Cost of service revenue decreased during the three and six months ended June 30, 2010, as compared to the same periods in 2009, primarily due to our divestiture of XenBio in December 2009, which had $2.2 million and $4.7 million, respectively, in costs during 2009.  All other service costs increased by $0.2 million during the three and six months ended June 30, 2010, primarily related to increased spending within our instrument services business.

Cost of License Revenue.     Cost of license revenue increased during the three and six months ended June 30, 2010 compared to the same periods in 2009 due primarily to an increase in cost of royalties related to the corresponding increase in imaging license revenues.

Gross Margins.     Product gross margins increased to 50.7% in the quarter ended June 30, 2010, versus 40.3% in 2009. The ten point improvement resulted from growth among higher margin instruments such as the LabChip GX II and IVIS instruments, together with manufacturing efficiencies and lower material costs.  The favorable product mix shift accounted for approximately 4 points of gross margin gain, and improvements in manufacturing, procurement, warranty and distribution costs accounted for approximately 6 points of gross margin improvement compared to the second quarter of 2009.  Gross margin on service revenue was 38% for the three months ended June 30, 2010, as compared to 33% for the same period in 2009. This increased service margin resulted primarily from the divestiture of XenBio, which had a service margin of only 14% in the second quarter of 2009.

Product gross margins increased to 50% in the six months ended June 30, 2010, versus 40% in 2009. The ten point improvement resulted from growth among higher margin instruments such as the LabChip GX II and IVIS instruments, in contrast to lower product margin sales experienced in 2009 together with manufacturing efficiencies and lower material costs.  The favorable product mix shift accounted for approximately 3 points of gross margin gain, and improvements in manufacturing, procurement, warranty and distribution costs accounted for approximately 7 points of gross margin improvement compared to the six months ended June 30, 2009. Gross margin on service revenue was 38% for the six months ended June 30, 2010, as compared to 29% for the same period in 2009. This increased service margin resulted primarily from the divestiture of XenBio, which had a service margin of only 10% in the first half of 2009.

Expenses

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
	(In thousands)
Research and development	$4,299	$4,634	$(335)	(7)%	$8,646	$9,185	$(539)	(6)%
Selling, general and administrative	10,745	11,264	(519)	(5)%	21,604	22,449	(845)	(4)%
Amortization of intangible assets	1,226	1,557	(331)	(21)%	2,480	3,114	(634)	(20)%
Restructuring charges (credits), net	603	29	574	1,979%	634	52	582	1,119%

Research and Development Expenses.    Research and development spending decreased by $0.3 million during the three months ended June 30, 2010, compared to the same period in 2009, primarily as a result of a $0.2 million reduction in materials and supplies utilized within the period and $0.1 million in reduced facility costs .

Research and development spending decreased by $0.5 million during the six months ended June 30, 2010, compared to the same period in 2009, primarily as a result of a $0.2 million reduction in personnel-related costs which was comprised of a reduction in bonus provisions based upon the final payout of bonuses for 2009 versus the original accrual estimates at year end, severance provisions recorded in the six months ended June 30, 2009, and slightly reduced headcount within the period compared to 2009.  The remaining decrease was due to a $0.1 million reduction in materials and supplies, a $0.1 million reduction in facility allocations and a $0.1 million reduction related to divested businesses.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses decreased by $0.5 million during the three months ended June 30, 2010, compared to the same period in 2009, due primarily to the divestiture of XenBio in December 2009, which resulted in a $0.4 million decrease in such expenses.  General and administrative expenses decreased by approximately $0.1 million, primarily related to a reduction in stock based compensation expense within the period.  Selling and marketing expenses were unchanged during the three months ended June 30, 2010 compared to the same period in 2009.

Selling, general and administrative expenses decreased by $0.8 million during the six months ended June 30, 2010, compared to the same period in 2009 on an overall net basis due primarily to the divestiture of XenBio, which resulted in a $0.9 million decrease in such expenses.  Excluding the impact of the XenBio divestiture, selling and marketing expenses increased $0.4 million and general and administrative expenses decreased $0.3 million.  Selling and marketing expenses increased due to a $0.2 million increase in marketing

and supplies, as well as a $0.2 million increase in travel and related costs.   General and administrative expenses decreased by $0.3 million during the six months ended June 30, 2010, compared to the same period in 2009, primarily due to $0.2 million in reduced legal spending and a $0.2 million reduction within office and operating costs, offset in part by an increase in all other general and administrative costs.

Amortization of Intangible Assets.  The amortization of intangible assets for the three and six months ended June 30, 2010, relates to assets acquired in our previous business combinations. Amortization is computed based upon the estimated timing of the undiscounted cash flows used to value each respective asset over the estimated useful life of the particular intangible asset, or using the straight-line method over the estimated useful life of the intangible asset when the pattern of cash flows is not necessarily reflective of the true consumption rate of the particular intangible asset.  The decrease in amortization during the three and six months ended June 30, 2010, is the result of certain intangibles related to the XenBio business that was divested in December 2009 and to a lesser extent reduced amortization from our NovaScreen intangibles for which an impairment charge was recorded in the fourth quarter of 2009.

Restructuring Charges.    We incurred restructuring charges in 2008 and prior periods related to acquisition and integration activities that are more fully discussed in Note 7 to the accompanying financial statements.  In April 2010, we vacated approximately 5,400 square feet of our Mountain View, California facility in connection with improving certain aspects of our chip manufacturing operations and in order to increase the likelihood of securing a sub-tenant for already existing vacant space.  We recorded a restructuring charge of approximately $0.6 million related to this action in the second quarter of 2010.  Additional restructuring charges during the three and six months ended June 30, 2010, and 2009 relate to accretion of interest related to idle facility rent obligations.

Interest and Other Income (Expense), Net

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(In thousands)	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Interest expense, net	$(72)	$(179)	$107	60%	$(202)	$(391)	189	48%
Gain on divestitures	11,424	—	11,424	nm	11,424	—	11,424	nm
Other income (expense), net	(37)	66	(103)	(156)%	(389)	(117)	(272)	(232)%

Interest Expense, Net.    Net interest expense decreased during the three and six months ended June 30, 2010, compared to the same periods in 2009, as a result of a decrease in average borrowings under our credit facility during the periods.

Gain on Divestitures.    In May 2010, we divested our TurboVap and RapidTrace product lines and recorded a gain of $11.4 million, which is more fully discussed in Note 2 of the accompanying financial statements.  A tax provision of $0.3 million was provided for alternative minimum federal taxes in connection with this gain.

Other Income (Expense), Net.    Other expense, net, increased on a three-month basis compared to 2009 due to transaction losses on foreign denominated accounts receivable resulting primarily from a strengthening of the U.S. dollar compared to the Euro which affected unsettled accounts receivable with our subsidiaries during the second quarter of 2010. During the three months ended June 30, 2010, we incurred foreign currency transaction losses of approximately $0.1 million, compared to none for the same period in 2009.

Other expense, net, increased on a six-month basis compared to 2009 due to transaction losses on foreign denominated accounts receivable resulting from a strengthening of the U.S. dollar compared to the Euro and the British Pound which affected unsettled accounts receivable with our subsidiaries during the six months ended June 30, 2010. During the six months ended June 30, 2010, we incurred foreign currency transaction losses of approximately $0.5 million, compared to losses of approximately $0.2 million for the same period in 2009.

Liquidity and Capital Resources

As of June 30, 2010, we had $37.6 million in cash, cash equivalents and marketable securities, compared to $38.0 million as of December 31, 2009, and we had no outstanding debt under our credit facility compared to $14.9 million at December 31, 2009.  The credit facility matures on April 1, 2011 and serves as a source of capital for ongoing operations and working capital needs.  As of June 30, 2010, we were in compliance with our covenants under the credit facility. We expect to remain in compliance with the covenants through the credit facility’s maturity date based on current forecasts. The terms of our credit facility are more fully discussed under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the SEC on March 12, 2010.

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

Cash Flows

	Six Months Ended June 30,
(In thousands)	2010	2009	$ Change
Cash provided by (used in)
Operating Activities	$(1,587)	$(2,648)	$1,061
Investing Activities	9,416	(1,216)	10,632
Financing Activities	(14,416)	264	(14,680)

Operating Activities.    During the six months ended June 30, 2010, we used $1.6 million in operating activities, reflecting a net improvement (reduction) in operating cash needs of $1.0 million compared to the same period of 2009.  An increase in operating cash used of $3.5 million during this period resulted from 2009 cash bonuses paid in 2010, in contrast to no cash bonus payments in 2009.   Notwithstanding this increase, cash generated from operations and all other working capital changes resulted in improved operating cash flow results.

Investing Activities.    In May 2010, we generated $16.5 million in cash from the divestiture of the TurboVap and RapidTrace product lines.  These proceeds were offset during the six months ended June 30, 2010 by net purchases of marketable securities in order to increase interest income yields.  Our other primary investing activity was the use of cash for the purchase of property and equipment of $0.9 million covering miscellaneous manufacturing, research and development, and information systems needs.

Financing Activities.    During the six months ended June 30, 2010, we utilized $14.9 million in cash that was generated from the divestiture of the TurboVap and RapidTrace product lines to pay down our credit facility.  In addition, we realized approximately $0.5 million in cash proceeds related to option exercises.

Contractual Obligations

Our commitments under leases and other obligations are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the SEC on March 12, 2010.  There has been no material change during the six months ended June 30, 2010 in the contractual obligations disclosed as of December 31, 2009.

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

Item 3.             Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

Our primary market risk exposures are foreign currency fluctuation and interest rate sensitivity. During the six months ended June 30, 2010, there have been no material changes to the information included under Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the SEC on March 12, 2010.

Item 4.             Controls and Procedures

Evaluation of disclosure controls and procedures.    We have established disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 (e) and 15d-15(e)) that are designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our officers concluded that our disclosure controls and procedures are also effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Based on their evaluation as of June 30, 2010, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Changes in internal controls.    There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the second quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II—OTHER INFORMATION

Item 1.             Legal Proceedings

On February 23, 2010, Caliper, its wholly owned subsidiary Xenogen Corporation, and Stanford University filed a complaint for patent infringement against Carestream Health, Inc. (“Carestream”) in the U.S. District Court for the Eastern District of Texas.  Caliper, Xenogen and Stanford University seek a judgment that Carestream induced infringement of seven United States patents that Caliper, through Xenogen, exclusively licenses from Stanford University.  Caliper and its co- plaintiffs seek an award of compensatory damages, trebled damages due to Carestream’s willfulness, a permanent injunction and attorneys’ fees against Carestream for its ongoing, indirect infringement of the patents-in-suit. The complaint was served on Carestream on February 26, 2010.  On April 20, 2010, Carestream filed its answer to the complaint, denying it induces infringement of the asserted patents.  Carestream also counterclaimed for declaratory judgments of non-infringement and invalidity of the asserted patents.  Carestream also filed a motion to transfer the venue of the litigation to another District Court.  Caliper and Carestream subsequently agreed to the transfer of this case to the U.S. District Court for the Northern District of California, where it is pending.  The Court scheduled the case management conference for this litigation for September 30, 2010.

On June 8, 2010, the United States Patent and Trademark Office issued U.S. Patent No. 7,734,325 (“the ‘325 Patent”) to Carestream.  The next day, Caliper filed a Request for Inter Partes Reexamination of the ‘325 Patent with the USPTO.  The USPTO is required by statute to indicate by mid-September whether it will order reexamination of the ‘325 Patent.

On July 9, 2010, Carestream filed a complaint for patent infringement against Caliper in the U.S. District Court for the Western District of Wisconsin.  Carestream’s complaint alleges that Caliper’s Lumina XR imaging system, which is a multi-modal imaging system with both optical and x-ray capabilities that Caliper first introduced in September, 2009, infringes the ‘325 Patent and that Caliper indirectly infringes the ‘325 patent.  Carestream’s allegations of infringement do not involve any of Caliper’s imaging products other than the Lumina XR.  Caliper believes that the ‘325 Patent is invalid and that the Lumina XR system does not infringe the claims of the ‘325 Patent, and Caliper intends to defend against this lawsuit vigorously.  With its complaint for patent infringement, Carestream also filed with the Court a motion for preliminary injunction to prevent Caliper from selling the Lumina XR system during the pendency of this litigation.  Caliper’s Opposition to Carestream’s motion for a preliminary injunction is due on August 11, 2010.  No hearing date for Carestream’s preliminary injunction motion has been set by the Court.

On July 26, 2010, Caliper filed a motion to transfer this litigation to the U.S. District Court for the Northern District of California, or in the alternative, to stay this litigation pending the resolution of any reexamination of the ‘325 Patent pursuant to the reexamination request filed by Caliper with the USPTO.  Carestream’s response to Caliper’s motion is due on August 16, 2010.  Caliper filed its answer to Carestream’s complaint on August 2, 2010.

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

Item 1A.          Risk Factors

Our risk factors are described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 12, 2010. There have been no material changes in the risks affecting Caliper since the filing of such Annual Report on Form 10-K.

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.             Defaults Upon Senior Securities

None.

Item 4.             Reserved

Item 5.             Other Information

None.

Item 6.             Exhibits

EXHIBIT INDEX

Exhibit Number	Description of document

2.1(1)	Asset Purchase Agreement, dated as of May 17, 2010, by and between Biotage LLC and Caliper Life Sciences, Inc.

2.2(1)(2)	Stock Purchase Agreement by and among Caliper Life Sciences, Inc., Taconic Farms, Inc., and Xenogen Corporation, dated as of December 11, 2009.

10.1

Second Loan Modification Agreement, dated May 24, 2010, by and among Caliper Life Sciences, Inc., Silicon Valley Bank, NovaScreen Biosciences Corporation, Xenogen Corporation, and Caliper Life Sciences Ltd.

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

(1)                                 Confidential treatment has been requested for certain portions of this exhibit, which portions have been omitted and filed separately with the Securities and Exchange Commission.

(2)                                 Previously filed as Exhibit 2.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (the “Exhibit”). The Exhibit is being re-filed for the purpose of revising portions of the Exhibit in response to comments made by the Commission on the Company’s request for confidential treatment with respect to the Exhibit.

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

CALIPER LIFE SCIENCES, INC.

Date: August 6, 2010
	By:	/s/ E. KEVIN HRUSOVSKY
E. Kevin Hrusovsky
Chief Executive Officer and President

Date: August 6, 2010
	By:	/s/ PETER F. MCAREE
Peter F. McAree
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of document

2.1(1)	Asset Purchase Agreement, dated as of May 17, 2010, by and between Biotage LLC and Caliper Life Sciences, Inc.

2.2(1)(2)	Stock Purchase Agreement by and among Caliper Life Sciences, Inc., Taconic Farms, Inc., and Xenogen Corporation, dated as of December 11, 2009.

10.1

Second Loan Modification Agreement, dated May 24, 2010, by and among Caliper Life Sciences, Inc., Silicon Valley Bank, NovaScreen Biosciences Corporation, Xenogen Corporation, and Caliper Life Sciences Ltd.

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

(1)                                 Confidential treatment has been requested for certain portions of this exhibit, which portions have been omitted and filed separately with the Securities and Exchange Commission.

(2)                                 Previously filed as Exhibit 2.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (the “Exhibit”). The Exhibit is being re-filed for the purpose of revising portions of the Exhibit in response to comments made by the Commission on the Company’s request for confidential treatment with respect to the Exhibit.

* The certifications attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Caliper for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.