Form 10-Q
period 2010-09-30
CALIPER LIFE SCIENCES INC
filed 2010-11-05
CIK 1014672

UNITED STATES SECURITIES AND EXCHANGE

COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2010.

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

Registrant’s telephone number, including area code:(508) 435-9500

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

NUMBER OF SHARES OF COMMON STOCK OUTSTANDING ON OCTOBER 31, 2010:   50,285,209

CALIPER LIFE SCIENCES, INC.

PART I. FINANCIAL INFORMATION

CALIPER LIFE SCIENCES, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share data)

Item 1.    Financial Statements

	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$28,797	$34,522
Marketable securities	10,007	3,525
Accounts receivable, net	22,513	26,816
Inventories	11,789	11,525
Prepaid expenses and other current assets	2,756	2,385
Total current assets	75,862	78,773
Property and equipment, net	9,208	9,107
Intangible assets, net	21,574	25,222
Goodwill	18,356	21,011
Other assets	357	359
Total assets	$125,357	$134,472
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,152	$5,114
Accrued compensation	7,239	8,085
Other accrued liabilities	8,465	9,735
Deferred revenue and customer deposits	12,303	12,390
Current portion of accrued restructuring	1,630	1,449
Borrowings under credit facility	—	14,900
Total current liabilities	35,789	51,673
Noncurrent portion of accrued restructuring	2,000	2,232
Other noncurrent liabilities	5,861	6,429
Deferred tax liability	1,128	1,128
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized, 50,281,022 and 49,324,699 shares issued and outstanding in 2010 and 2009, respectively	50	49
Additional paid-in capital	385,106	383,306
Accumulated deficit	(304,928)	(310,637)
Accumulated other comprehensive income	351	292
Total stockholders’ equity	80,579	73,010
Total liabilities and stockholders’ equity	$125,357	$134,472

See accompanying notes.

CALIPER LIFE SCIENCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
Product revenue	$20,066	$20,952	$60,920	$60,760
Service revenue	6,590	8,200	17,013	23,761
License fees and contract revenue	3,090	3,021	9,514	8,234

Total revenue	29,746	32,173	87,447	92,755

Costs and expenses:
Cost of product revenue	10,179	11,947	30,575	36,030
Cost of service revenue	3,270	5,393	9,778	16,431
Cost of license revenue	478	356	1,404	1,057
Research and development	4,416	4,221	13,061	13,406
Selling, general and administrative	11,046	10,786	32,650	33,235
Amortization of intangible assets	1,169	1,548	3,648	4,662
Restructuring charges, net	741	1,044	1,375	1,096

Total costs and expenses	31,299	35,295	92,491	105,917

Operating loss	(1,553)	(3,122)	(5,044)	(13,162)
Interest expense, net	(75)	(144)	(277)	(535)
Gain (loss) on divestiture (Note 2)	(37)	—	11,387	—
Other income (expense), net	320	(85)	(69)	(202)

Income (loss) before income taxes	(1,345)	(3,351)	5,997	(13,899)

Benefit (provision) for income taxes	35	(26)	(288)	(176)

Net income (loss)	$(1,310)	$(3,377)	$5,709	$(14,075)

Net income (loss) per share, basic	$(0.03)	$(0.07)	$0.11	$(0.29)
Net income (loss) per share, diluted	$(0.03)	$(0.07)	$0.11	$(0.29)
Shares used in computing net income (loss) per common share, basic	50,277	49,013	49,945	48,816
Shares used in computing net income (loss) per common share, diluted	50,277	49,013	51,888	48,816

See accompanying notes.

CALIPER LIFE SCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended September 30,
	2010	2009
Operating activities
Net income (loss)	$5,709	$(14,075)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	5,478	6,992
Stock-based compensation expense, net	2,599	2,916
Gain on divestiture	(11,387)	—
Restructuring charges, net	1,375	1,096
Foreign currency exchange losses	165	229
Changes in operating assets and liabilities:
Accounts receivable	2,446	3,939
Inventories	(1,667)	4,547
Prepaid expenses and other current assets	(377)	367
Accounts payable and other accrued liabilities	(326)	(4,159)
Accrued compensation	(2,100)	2,092
Deferred revenue and customer deposits	286	(1,632)
Other noncurrent liabilities	(767)	(707)
Payments of accrued restructuring obligations, net	(1,319)	(1,453)

Net cash from operating activities	115	152

Investing activities
Purchases of marketable securities	(13,031)	(2,814)
Proceeds from sales of marketable securities	—	400
Proceeds from maturities of marketable securities	6,555	3,148
Other assets	(2)	66
Purchases of property and equipment	(1,460)	(1,230)
Proceeds from divestiture	16,500	—
Deferred gain from divestiture of product lines	—	711

Net cash from investing activities	8,562	281

Financing activities
Borrowings under credit facility	12,900	17,500
Payments of credit facility	(27,800)	(17,500)
Payments of capital lease obligations	(55)	—
Proceeds from issuance of common stock	502	270

Net cash from financing activities	(14,453)	270

Effect of exchange rates on changes in cash and cash equivalents	51	(190)
Net increase (decrease) in cash and cash equivalents	(5,725)	513
Cash and cash equivalents at beginning of period	34,522	23,667

Cash and cash equivalents at end of period	$28,797	$24,180

See accompanying notes.

CALIPER LIFE SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

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

Operating results for the three and nine months ended September 30, 2010, are not necessarily indicative of the results that may be expected for the full fiscal year or for any future periods. For example, the Company typically experiences higher revenue in the fourth quarter of its fiscal year due to spending patterns of its customers, and may realize significant periodic fluctuations in license and contract revenue depending on the timing and circumstances of underlying individual transactions.

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

On September 30, 2010, Caliper’s investments, classified as either cash equivalents or marketable securities, were valued in accordance with the fair value hierarchy as follows (in thousands):

Quoted Prices in Active Markets (Level 1)
Money market funds	$2,016
Government treasuries and bonds	3,016
Commercial paper	1,049
U.S. corporate notes and bonds	3,590
U.S. agency bonds	1,974
Other	355
Total	$12,000

As of September 30, 2010, all of Caliper’s cash and available for sale securities have contracted maturities of less than one year with the exception of a few securities that total $1.6 million and mature in greater than one year.  In addition, Caliper held securities that were in an unrealized loss position as of September 30, 2010; however, these unrealized losses were not material to Caliper either individually or in the aggregate.

Income Taxes

Caliper accounts for income taxes in accordance with FASB ASC 740, Accounting for Income Taxes, (“FASB ASC 740”), and accounts for uncertainty in income taxes recognized in financial statements in accordance with FASB ASC 740.  FASB ASC 740 prescribes a comprehensive model for the recognition, measurement, and financial statement disclosure of uncertain tax positions. Unrecognized tax benefits are the differences between tax positions taken, or expected to be taken, in tax returns, and the benefits recognized for accounting purposes pursuant to FASB ASC 740. Caliper classifies uncertain tax positions as short-term liabilities within accrued expenses.  During the nine months ended September 30, 2010 and 2009, Caliper’s tax provision includes estimated foreign taxes in jurisdictions where its wholly owned subsidiaries are subject to current taxes. For the nine months ended September 30, 2010, Caliper’s provision for income taxes is principally comprised of estimated taxes incurred in connection with the divestiture of its TurboVap® and RapidTrace® product lines in May 2010 as discussed in Note 2.

Goodwill

Caliper performs a test for the impairment of goodwill annually, or more frequently if events or circumstances indicate that goodwill may be impaired. Because Caliper has a single operating segment, which is the sole reporting unit, Caliper performs this test by comparing the fair value of Caliper with its carrying value, including goodwill. If the fair value exceeds the carrying value, goodwill is not impaired. If the book value exceeds the carrying value, Caliper would calculate the potential impairment loss by comparing the implied fair value of goodwill with the book value of goodwill. If the implied fair value of goodwill is less than the book value, an impairment charge would be recorded equal to the difference.  Goodwill of approximately $2.7 million was assigned to the TurboVap and RapidTrace product lines that were sold in the second quarter of 2010 (Note 2).  Accordingly, this amount was reduced from goodwill and charged to the statement of operations as part of the gain on the divestiture.  Caliper reviewed goodwill for indicators of impairment as of September 30, 2010, and concluded that there was no impairment.

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

2.  Divestitures

TurboVap and RapidTrace Product Lines Divestiture

On May 17, 2010, Caliper entered into a Purchase Agreement (the “Purchase Agreement”) providing for the sale of its solvent evaporation and solid phase extraction product lines, consisting of the TurboVap and RapidTrace product lines, to Biotage LLC (“Biotage”) for approximately $16.5 million in cash. The sale of these product lines to Biotage was completed on May 24, 2010.  The Purchase Agreement contains representations, warranties and indemnities that are customary in purchase transactions.  In addition, Caliper has agreed not to engage in activities that are competitive with the divested product lines for five years from the closing date.  Upon the closing date, the parties also entered into a two-year toll manufacturing agreement, with an option for a third year, pursuant to which Caliper will exclusively manufacture the TurboVap and RapidTrace products in quantities requested by Biotage and sell such units to Biotage at fair market prices, mutually agreed to by both parties.  As of the closing date for this transaction, the TurboVap and RapidTrace product lines had net assets of $5.0 million comprised of $2.7 million of goodwill allocated on a relative fair value basis, $1.6 million in accounts receivable and $1.4 million in inventory, less $0.7 million of assumed liabilities.  The sale resulted in a $11.4 million gain before estimated income taxes of approximately $0.3 million.

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

3. Inventories

Inventories are stated at the lower of cost (determined on a first-in, first-out basis, or “FIFO”) or market. Amounts are relieved from inventory and recognized as a component of cost of sales on a FIFO basis. Inventories consist of the following (in thousands):

	September 30, 2010	December 31, 2009
Raw material	$5,847	$5,879
Work-in-process	837	859
Finished goods	5,105	4,787
Inventories	$11,789	$11,525

4. Intangibles

Intangibles, net of amortization expense and other charges, consist of the following assets acquired in connection with previous business combinations (in thousands):

	September 30, 2010	December 31, 2009
Core technologies	$15,855	$18,437
Developed and contract technologies	1,096	1,771
Customer contracts, lists and relationships	1,725	2,116
Trade names	2,898	2,898
	$21,574	$25,222

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

Changes in Caliper’s warranty obligation are as follows (in thousands):

	Nine Months Ended September 30,
	2010	2009
Balance at beginning of period	$1,557	$1,362
Warranties issued during the period	969	1,131
Settlements and adjustments made during the period	(1,180)	(910)
Balance at end of period	$1,346	$1,583

6. Comprehensive Income (Loss)

Comprehensive income (loss) is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income (loss)	$(1,310)	$(3,377)	$5,709	$(14,075)
Unrealized gain on marketable securities	8	3	6	40
Foreign currency translation gain	240	93	53	215

Comprehensive income (loss)	$(1,062)	$(3,281)	$5,768	$(13,820)

7. Accrued Restructuring Costs

Caliper’s accrued restructuring costs as of September 30, 2010 were comprised of future contractual obligations pursuant to facility operating leases covering certain idle space as further described below.  The following table summarizes changes in accrued restructuring obligations during the nine months ended September 30, 2010 (in thousands):

Total
Balance, December 31, 2009	$3,681
Restructuring charge	559
Adjustments to estimated obligations	611
Interest accretion	98
Payments	(1,319)
Balance, September 30, 2010	3,630

The remaining facility obligations are payable as follows (in thousands):

Years Ended December 31:
2010 (remainder of fiscal year)	$444
2011	1,553
2012	926
2013	1,094
2014	95
Thereafter	94
Total minimum payments	4,206
Less: Amount representing interest	576
Present value of future payments	3,630
Less: Current portion of obligations	1,630
Non-current portion of obligations	$2,000

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

In September 2010, Caliper entered into a two year sublease for approximately 13,200 square feet of the vacated space in Mountain View, California.  As a result of entering into this agreement, Caliper revised its assumptions around the restructuring charge taken with respect to this property in 2009, and recorded an additional $0.7 million restructuring charge during the three months ended September 30, 2010.  The effect of the charge was to update the sublease rates for the remaining space as well as to capture the period from the end of the sublease through November 2013 for which Caliper does not expect to receive sublease income.

8. Revolving Credit Facility

On May 24, 2010, Caliper entered into a Second Loan Modification Agreement relating to its Second Amended and Restated Loan and Security Agreement (the “credit facility”) with a bank dated March 6, 2009.  The credit facility permits Caliper to borrow up to $25 million in the form of revolving loan advances, including up to $5 million in the form of letters of credit and other contingent reserves. Principal borrowings under the credit facility accrue interest at a floating annual rate equal to the bank’s prime rate (4% at September 30, 2010) plus one-half of one percent. Under the credit facility, Caliper is permitted to borrow up to $25 million, subject to a borrowing base limit consisting of (a) 80% of eligible accounts receivable plus (b) the lesser of 70% of Caliper’s unrestricted cash at the bank or $12 million; provided, that on each of the first three (3) business days and each of the last three (3) business days of each fiscal quarter, the borrowing base is (a) 80% of eligible accounts receivable plus (b) the lesser of 90% of Caliper’s unrestricted cash at the bank or $12 million. Eligible accounts receivable do not include internationally billed receivables, unbilled receivables, and receivables aged over 90 days from invoice date. The current facility matures on April 1, 2011. The credit facility serves as a source of capital for ongoing operations and working capital needs.

The credit facility includes traditional lending and reporting covenants including that certain financial covenants applicable to liquidity and earnings are to be maintained by Caliper and tested as of the last day of each quarter. As of September 30, 2010, Caliper was in compliance with all of its covenants.  The credit facility also includes certain rights for the bank to accelerate the maturity of the debt, lower the borrowing base or stop making advances, which are typical within asset-based lending arrangements. Caliper does not believe the bank will exercise these rights as long as it is meeting its covenants and achieving its forecast. The credit facility also includes several potential events of default such as payment default, material adverse change conditions and insolvency conditions that could cause interest to be charged at the interest rate in effect as of the date of default plus two percentage points, or in the event of any uncured events of default (including non-compliance with liquidity and earnings financial covenants), could result in the bank’s right to declare all outstanding obligations immediately due and payable.

There were no outstanding obligations under the credit facility as of September 30, 2010, compared to $14.9 million which was outstanding as of December 31, 2009. The credit facility is classified as short-term consistent with Caliper’s intent to utilize the credit facility to fund operations and working capital needs, as needed, on a revolving loan basis. Interest is due monthly and has ranged from 4.5% to 5.5% during the nine months ended September 30, 2010, and ranged from 4.5% to 6.5% during the nine months ended September 30, 2009.

9. Commitments and Contingencies

Caliper’s commitments and contingencies are disclosed within Note 10 to the consolidated financial statements included in Caliper’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 12, 2010.  With respect to such disclosure, the following changes occurred during the nine month period ended September 30, 2010.

In March 2010, Caliper received a letter from AntiCancer Incorporated (“AntiCancer”) which claimed that Caliper had underpaid royalties during the period from July 2008 through December 2009, under a cross-license agreement entered into in February 2008.  The claim is based upon a different interpretation of the royalty sharing provisions within the cross licensing agreement.  Caliper is contesting the claim that additional royalties are due, and as a result, has not accrued for any additional liability. The amount of any remaining contingent obligation, if any, cannot currently be estimated, nor does Caliper believe that it is probable that a liability exists. AntiCancer and Caliper held a mediation session with a neutral third party in September 2010, and are attempting to reach a negotiated settlement of this dispute.  If this dispute cannot be resolved through mediation, either party may choose binding arbitration to resolve any dispute over the amount of back royalties owed, if any.

10. Legal Proceedings

As reported previously, on February 23, 2010, Caliper, its wholly owned subsidiary Xenogen Corporation, and Stanford University filed a complaint for patent infringement against Carestream Health, Inc. (“Carestream”) in the U.S. District Court for the Eastern District of Texas.  Caliper, Xenogen and Stanford University seek a judgment that Carestream induced infringement of seven United States patents that Caliper, through Xenogen, exclusively licenses from Stanford University.  Caliper and its co- plaintiffs seek an award of compensatory damages, trebled damages due to Carestream’s willfulness, a permanent injunction and attorneys’ fees against Carestream for its ongoing, indirect infringement of the patents-in-suit. The complaint was served on Carestream on February 26, 2010.  On April 20, 2010, Carestream filed its answer to the complaint, denying it induces infringement of the asserted patents.  Carestream also counterclaimed for declaratory judgments of non-infringement and invalidity of the asserted patents.  Carestream also filed a motion to transfer the venue of the litigation to another District Court.  Caliper and Carestream subsequently agreed to the transfer of this case to the U.S. District Court for the Northern District of California, where it is pending.  The claim construction hearing for this case is presently scheduled for May 2, 2011, and the trial is presently scheduled for April 2012.

On June 8, 2010, the U.S. Patent and Trademark Office (“PTO”) issued U.S. Patent Number 7,734,325 (“the ‘325 Patent”) to Carestream.  The next day, Caliper filed a request for reexamination of all claims of the ‘325 Patent.  On August 12, 2010, the PTO issued an order granting reexamination of all claims of the ‘325 Patent.  On the same day, the PTO also issued an action closing prosecution of the reexamination of the ‘325 Patent.  On September 29, 2010, the PTO issued a right of appeal notice notifying Caliper and Carestream of each party’s right to appeal the examiner’s determinations in the reexamination.  Caliper filed a  Notice of Appeal with the PTO on October 29, 2010.

On July 9, 2010, Carestream filed a complaint for patent infringement against Caliper in the U.S. District Court for the Western District of Wisconsin.  Carestream’s complaint alleges that Caliper’s Lumina XR imaging system, which is a multi-modal imaging system with both optical and x-ray capabilities that Caliper first introduced in September 2009, infringes the ‘325 Patent and that Caliper indirectly infringes the ‘325 Patent.  Caliper filed its answer to Carestream’s complaint on August 2, 2010.  Carestream’s allegations of infringement do not involve any of Caliper’s imaging products other than the Lumina XR.  Caliper believes that the ‘325 Patent is invalid and that the Lumina XR system does not infringe the claims of the ‘325 Patent, and Caliper intends to defend against this lawsuit vigorously.  With its complaint for patent infringement, Carestream also filed with the Court a motion for preliminary injunction to prevent Caliper from selling the Lumina XR system during the pendency of this litigation.  Caliper filed its opposition to Carestream’s motion for a preliminary injunction on October 20, 2010.  No hearing date for Carestream’s preliminary injunction motion has been set by the Court.  On October 20, 2010, Caliper also filed a motion for summary judgment based on non-infringement of the ‘325 Patent.  No hearing date for Caliper’s summary judgment motion has been set by the Court.  The claim construction hearing for this case is presently scheduled for March 4, 2011 and the trial is presently scheduled for January 2012.

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

11. Stock-Based Compensation, Options and Restricted Stock Activity and Net Loss per Weighted Average Common Share Outstanding

Stock-Based Compensation

Caliper recognizes all share-based payments, including grants of stock options, in the income statement as an operating expense, based on their fair values. Caliper estimates the fair value of each option award on the date of grant using a Black-Scholes-Merton based option-pricing model.  Stock-based compensation expense is included within costs and expenses as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Cost of product revenue	$65	$86	$216	$245
Cost of service revenue	11	31	39	75
Research and development	127	144	397	439
Selling, general and administrative	594	751	1,947	2,157
Total	$797	$1,012	$2,599	$2,916

Caliper has several share-based compensation plans (the “Plans”), which are described in Note 12 to the consolidated financial statements included in Caliper’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 12, 2010.  No Plan modifications have occurred during the nine month period ended September 30, 2010.  Year-to-date activity in 2010 under the Plans is summarized below.

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

Options and Restricted Stock Activity

A summary of stock option and restricted stock activity under the Plans as of September 30, 2010, and changes during the nine months then ended is as follows:

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)

Outstanding at December 31, 2009	7,922,392	$4.67	6.43	$1,854
Granted	1,118,194	3.61	—	—
Exercised	(46,656)	2.13	—	87
Canceled	(192,306)	12.08	—	—
Outstanding at September 30, 2010	8,801,624	4.38	6.17	5,220
Exercisable at September 30, 2010	6,025,363	5.04	5.04	2,030
Vested and expected to vest at September 30, 2010	8,665,319	4.41	6.13	8,757

Restricted Stock Units	Shares	Weighted Average Grant Date Fair Market per Share Value
Outstanding and non-vested at December 31, 2009	2,134,449	$1.52
Granted	356,000	3.48
Vested	(1,073,500)	1.71
Cancelled	(1,192)	2.72
Outstanding and non-vested at September 30, 2010	1,415,757	1.87

Restricted stock units do not carry an exercise price and typically vest over a four-year period, although the vesting period of certain awards may vary. As of September 30, 2010, the weighted average remaining vesting term is 2.47 years and the aggregate intrinsic value of outstanding and non-vested restricted stock is approximately $5.6 million.

During the nine months ended September 30, 2010, Caliper granted 1,118,194 options at a weighted average grant date fair value, using the Black-Scholes-Merton option pricing model, of $2.32 per share, and 356,000 restricted stock units at a weighted average grant date fair value of $3.48 per share. The total grant date fair value of restricted stock that vested during the nine months ended September 30, 2010 was approximately $1.8 million.

As of September 30, 2010, there was $5.5 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average remaining service period of approximately 2.7 years.

Common Shares Outstanding

During the nine months ended September 30, 2010, Caliper issued 956,323 shares of common stock as a result of purchases under Caliper’s Employee Stock Purchase Plan and activity related to stock option exercises and vesting of restricted stock.

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

A reconciliation of shares used in the calculations is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Weighted-average shares of common stock outstanding, basic	50,277	49,013	49,945	48,816
Dilutive options and restricted stock — based on the treasury stock method	—	—	1,943	—
Weighted-average shares used in dilutive computations of net income per share	50,277	49,013	51,888	48,816

The following outstanding options, restricted stock and warrants (prior to the application of the treasury stock method) were excluded from the computation of diluted net loss per share as they had an antidilutive effect (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Options and restricted stock	10,217	10,530	6,603	10,530
Warrants	5,029	6,174	5,029	6,174

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of September 30, 2010, and for the three and nine months ended September 30, 2010, should be read in conjunction with our financial statements included in this Quarterly Report on Form 10-Q and Management’s Discussion and Analysis of Financial Condition and Results of Operations and our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 12, 2010.

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

Executive Summary

Business

Caliper develops and sells innovative and enabling products and services to the life sciences research community, a customer base that includes pharmaceutical and biotechnology companies, and government and other not-for-profit research institutions. We believe our integrated systems, consisting of instruments, software and reagents, our laboratory automation tools and our assay development and discovery services enable researchers to better understand the basis for disease and more effectively discover safe and effective drugs. Our strategy is to transform drug discovery and development by offering technologies and services that ultimately enhance the ability to predict the effects that new drug candidates will have on humans. Our offerings leverage our extensive portfolio of imaging, microfluidics, automation and liquid handling technologies, and scientific applications expertise to address key opportunities and challenges in the drug discovery and development process—namely, the complex and costly process to conceive of and bring a new drug to market.

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

We offer an array of products and services, many of which are based on our own proprietary technologies, to address critical experimental needs in drug discovery and preclinical development. Our technologies are also enabling for other life sciences research and applications beyond drug discovery, such as environmental-related testing, and in applied markets such as agriculture and forensics. We also believe that our technology platforms may be able to provide ease of use, cost and data quality benefits for certain in vitro and in vivo diagnostic applications.

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

•                  The Imaging business holds, we believe, a global leadership position in the high-growth pre-clinical imaging market. Principal activities of this business area include the expansion of the IVIS imaging instrument system and related reagent product lines, the development of new therapeutic area applications and the addition of and support for complementary imaging modalities.

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

Third Quarter Key Highlights

Summary Financial Performance

•                  Our total revenues during the third quarter of 2010 decreased by approximately $2.4 million to $29.7 million, from $32.2 million in the third quarter of 2009, which was the result of a $2.7 million increase in revenue from our ongoing business operations, offset by a reduction of $5.1 million of revenue as a result of divested product lines, as described in Note 2 to our consolidated financial statements and summarized in the non-GAAP revenue reconciliation as set forth below. Total revenue derived from ongoing business operations increased 10% during the quarter.  Key changes in revenue on a strategic business unit basis are discussed below (see non-GAAP revenue table and related discussion).

•                  Product gross margins increased to 49% in 2010 versus 43% in 2009 in the third quarter. The six point improvement resulted primarily from favorable product mix shifts, resulting from increased revenue on higher margin instruments such as the LabChip GX II and IVIS instruments, in contrast to lower product margin sales experienced in the third quarter of 2009.

•                  Service gross margins increased to 50% in 2010 from 34% in 2009 due principally to the December 2009 divestiture of the XenBio service business, which contributed only 20% in service gross margin in the third quarter of 2009 as well as incremental contribution from the Environmental Protection Agency (EPA) ToxCast screening program.

•                  Net loss for the third quarter of 2010 was $1.3 million, or $(0.03) per share, compared to net loss of $3.4 million, or $(0.07) per share, in 2009. The decrease in the net loss of $2.1 million was primarily related to the increase in gross margin contribution.

Revenue Performance by Strategic Business Unit

The table below provides a reconciliation of our GAAP basis revenue to pro forma non-GAAP revenue results for the third quarters of 2010 and 2009, after giving effect to the divestures described in Note 2 to our consolidated financial statements. We believe this reconciliation, and the discussion that follows, provide meaningful comparisons for evaluating revenue performance between fiscal periods and understanding our ongoing business operations.  These non-GAAP comparisons are not intended to substitute for GAAP financial measures.

	Three Months Ended September 30,
	(in thousands)
	GAAP		Adjustments (1)	Non-GAAP	GAAP	Non-GAAP
	2010	2009	2009	2009	% Chg	% Chg(2)
Imaging	$14,476	$12,189	$(15)	$12,174	19%	19%

LabChip	7,771	6,964	—	6,964	12%	12%
Automation	5,219	8,744	(2,296)	6,448	(40)%	(19)%
Research	12,990	15,708	(2,296)	13,412	(17)%	(3)%

Services (CDAS)	2,280	4,276	(2,820)	1,456	(47)%	57%
Total revenue	$29,746	$32,173	$(5,131)	$27,042	(8)%	10%

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

(2)

Percentages in column include the impact of currency changes. Currency movements unfavorably impacted the above growth rates by 1% with respect to total non-GAAP revenue during the three months ended September 30, 2010.

Imaging revenues increased by 19% to $14.5 million during the third quarter of 2010 from $12.2 million in the third quarter of 2009.  The Imaging revenue increase was primarily driven by a 21% increase in instrument placements within the quarter compared to the same period in 2009 due to continued adoption of our optical imagers and the incremental impact of our anatomical imaging instruments, Lumina XR and Quantum FX µCT, which were introduced after the third quarter of 2009.

Research revenues attributable to ongoing product lines decreased by 3% on a non-GAAP basis to $13.0 million during the third quarter of 2010 from $13.4 million in the third quarter of 2009.  Within Research revenues, LabChip product family revenues increased by 12%, or $0.8 million, as a result of customer demand for LabChip GX instruments resulting from increased market investment in genomics and targeted therapeutic research applications and the third quarter 2010 launch of the LabChip XT, an automated nucleic acid fractionation instrument which eliminates a key bottleneck in next-generation sequencing.  Automation product family revenue decreased by 19% on a non-GAAP basis, or $1.2 million, as a result of weakness in demand for non-application specific liquid handling solutions.  We are repositioning our Automation tools to support the rapidly growing biotherapeutic research and next-generation sequencing sample-preparation markets, including automating our LabChip instrument platforms, and expect to see improving trends in Automation beginning in the fourth quarter of 2010.

CDAS revenues increased by 57% on a non-GAAP basis to $2.3 million during the third quarter of 2010 from $1.5 million in the third quarter of 2009. The net increase resulted from compound screening and analysis performed upon Phase II task orders under our contract with the EPA for its ToxCast screening program.  At the start of the third quarter of 2010, CDAS had received Phase II task orders of $4.7 million and completed approximately $1.2 million of work under these task orders during the third quarter.  CDAS expects to complete at least a similar level of work under these task orders in the fourth quarter of 2010.

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

Results of Operations for the Three and Nine Months Ended September 30, 2010

Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For example, we typically experience higher revenues in the fourth quarter of our fiscal year as a result of the capital spending patterns of our customers.

Revenue

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(In thousands)	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Product revenue	$20,066	$20,952	$(886)	(4)%	$60,920	$60,760	$160	—%
Service revenue	6,590	8,200	(1,610)	(20)%	17,013	23,761	(6,748)	(28)%
License fees and contract revenue	3,090	3,021	69	2%	9,514	8,234	1,280	16%

Total Revenues	$29,746	$32,173	$(2,427)	(8)%	$87,447	$92,755	$(5,308)	(6)%

Product Revenue.   Product revenue decreased during the three months ended September 30, 2010, by $0.9 million compared to the same period in 2009, due primarily to revenues of $2.2 million from divested product lines that we realized during the third quarter of 2009.  Product revenues from ongoing product lines increased $1.3 million during the period, including an increase in Imaging product sales of $1.6 million, or approximately 20%, and a decrease in Research product sales of $0.3 million, or 3%, compared to the third quarter of 2009.  The increase in Imaging product sales was primarily due to a 21% increase in IVIS instrument placements (41 units in 2010 compared to 34 units in 2009) driven by sales of Lumina XR and Quantum FX µCT in addition to continued adoption of our optical imagers. Research product sales in the quarter decreased due to a $1.1 million decrease in liquid handling instrument sales, offset by a $0.8 million increase in microfluidic product sales which were primarily comprised of an increase in LabChip GX unit sales and the initial commercial sales of the LabChip XT product line following its launch during the third quarter of 2010.

Product revenue increased by $0.2 million during the nine months ended September 30, 2010, including a $3.9 million decrease in product revenues from divested product lines.  Product revenues from ongoing product lines increased $4.1 million during the period, including an increase in Imaging product sales of $5.2 million, or 21%, and a decrease in Research revenues of $1.2 million, or 4%, compared to the nine months ended September 30, 2009.  The Imaging product sales increase was due to an 18% increase in IVIS instrument placements as well as an increase in overall average selling price which was favorably impacted by Spectrum and Lumina XR sales.  Within Research product revenues during the nine months ended September 30, 2010, microfluidic (LabChip) product revenues increased $2.1 million, or 13%, compared to the same period in 2009 primarily due to growth in LabChip GX instrument placements and an increase in microfluidics consumables (chips, kits and reagents) related to both the LabChip GX and LabChip EZ Reader instrument platforms which was partially offset by a decrease in EZ Reader instrument sales.  Also within Research, Automation product sales decreased 25%, or $3.2 million, during the nine months ended September 30, 2010 compared to the same period in 2009.  The decrease in automation product revenues during the nine months ended September 30, 2010 compared to 2009 was primarily due to lower sales of non-application specific liquid handling instruments and systems and the ongoing repositioning of our remaining Automation platforms as discussed above.

Service Revenue.   Total service revenue decreased $1.6 million during the three months ended September 30, 2010, compared to the same period in 2009, including a decrease of $2.8 million as a result of the divestiture of XenBio in December 2009 and a decrease of $0.1 million due to the divestiture of the Specialty product lines.  Service revenues from ongoing product lines increased $1.3 million during the period, including an increase of $0.8 million in CDAS service revenues and a $0.5 million increase in instrument service revenues.  The CDAS increase was comprised of a $1.0 million increase in revenues from services under the EPA ToxCast screening program, offset in part by a $0.2 million decline in other government contract services and alliance revenues.  The increase in instrument service revenues was primarily related to the increasing installed base within the Imaging product lines and the resulting increase in revenues from annual maintenance programs.

Total service revenue decreased $6.7 million during the nine months ended September 30, 2010, compared to the same period in 2009, including a decrease of $8.2 million as a result of the divestiture of XenBio and service revenue from divested product lines.  Service revenues from ongoing product lines increased $1.5 million during the period, including an increase of $1.4 million in instrument service revenues associated with Imaging and Research instrument offerings and a $0.1 million increase in CDAS service revenue.  The $1.5 million increase in instrument service revenues was primarily due to an increase in service revenues generated from the Imaging and microfluidic instrument installed bases, offset in part by a decrease in automation service revenue.  The CDAS increase was comprised of an increase of $1.2 million in service revenues under the EPA ToxCast screening program and a $0.5 million increase in core services with commercial customers. These increases at CDAS were offset by a $1.5 million decline attributed to the completion of a large oncology project with a single customer, and a $0.1 million decrease in other government contract services and alliance revenues.

License Fees and Contract Revenue.    License fees and contract revenue increased slightly during the three months ended September 30, 2010, compared to the same period in 2009, primarily as a result of a 6% increase in Imaging license revenue, offset by a decrease in microfluidic license and contract revenues.   License fees and contract revenue increased $1.3 million during the nine months ended September 30, 2010, compared to the same period in 2009, primarily as a result of an increase in microfluidic license and contract revenues received from new licensees secured after the third quarter of 2009 and an increase in Imaging license revenue of $0.6 million during the nine months ended September 30, 2010.

Costs of Revenue

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(In thousands)	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Product	$10,179	$11,947	$(1,768)	(15)%	$30,575	$36,030	$(5,455)	(15)%
Service	3,270	5,393	(2,123)	(39)%	9,778	16,431	(6,653)	(40)%
License	478	356	122	34%	1,404	1,057	347	33%
Total Costs	$13,927	$17,696	$(3,769)	(21)%	$41,757	$53,518	$(11,761)	(22)%

Cost of Product Revenue.    Cost of product revenue decreased $1.8 million during the three months ended September 30, 2010, compared to the same period in 2009 as a result of recent product line divestitures ($0.8 million of the decrease) combined with lower product costs related to ongoing product sales.  The overall decrease in cost of product revenue for ongoing product revenue includes (a) lower material costs of $0.4 million due to sourcing initiatives and favorable changes in product mix; (b) reduced excess and obsolete inventory provisions of $0.3 million resulting from the improved inventory turnover; and (c) a $0.3 million decrease in other costs, including warranty provisions, royalties and manufacturing variances.

Cost of product revenue decreased $5.5 million during the nine months ended September 30, 2010, compared to the same period in 2009, despite flat product revenue within the period.  The overall decrease in cost of product revenue is due to a 4.8% reduction in the cost of materials as a percent of product revenue, or approximately $2.9 million, as well as (a) a $0.8 million decrease in warranty expenses related to both materials and labor which are related to the success of quality initiatives implemented in 2009; (b) reduced excess and obsolete inventory provisions of $1.1 million resulting from improved inventory turnover and a decrease in need for provisions related to obsolete product offerings, which were previously recorded in 2009; and (c) other cost reductions of approximately $0.7 million, including a reduction in royalty obligations and manufacturing variances.

Cost of Service Revenue.    Cost of service revenue decreased during the three and nine months ended September 30, 2010, as compared to the same periods in 2009, primarily due to our divestiture of XenBio in 2009, which had $2.2 million and $6.9 million, respectively, in costs during 2009.  All other service costs increased by $0.1 million and $0.2 million during the three and nine months ended September 30, 2010, respectively, primarily related to increased spending on materials within our CDAS business.

Cost of License Revenue.     Cost of license revenue increased during the three and nine months ended September 30, 2010 compared to the same periods in 2009 due primarily to an increase in cost of royalties related to the corresponding increase in Imaging license revenues.

Gross Margins.     Product gross margins increased to 49% in the quarter ended September 30, 2010, versus 43% in the same quarter in 2009. The six point improvement resulted from growth among higher margin instruments such as the LabChip GX II and IVIS instruments, together with manufacturing efficiencies and lower material costs.  Gross margin on service revenue was 50% for the three months ended September 30, 2010, as compared to 34% for the same period in 2009. This increased service margin resulted primarily from the divestiture of XenBio, which had a service margin of only 20% in the third quarter of 2009, as well as an increase in contribution from CDAS related to the volume of work performed under the EPA ToxCast screening program.

Product gross margins increased to 50% in the nine months ended September 30, 2010, versus 41% in 2009. The nine point improvement resulted from growth among higher margin instruments such as the LabChip GX II and IVIS instruments, in contrast to lower product margin sales experienced in 2009 together with manufacturing efficiencies and lower material costs.  The favorable product mix shift accounted for approximately 4 points of gross margin improvement, and efficiencies related to manufacturing, procurement, warranty and distribution costs accounted for approximately 5 points of gross margin improvement compared to the nine months ended September 30, 2009. Gross margin on service revenue was 43% for the nine months ended September 30, 2010, as compared to 31% for the same period in 2009. This increased service margin resulted primarily from the divestiture of XenBio, which had a service margin of only 14% in the same period of 2009.

Expenses

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
	(In thousands)
Research and development	$4,416	$4,221	$195	5%	$13,061	$13,406	$(345)	(3)%
Selling, general and administrative	11,046	10,786	260	2%	32,650	33,235	(585)	(2)%
Amortization of intangible assets	1,169	1,548	(379)	(24)%	3,648	4,662	(1,014)	(22)%
Restructuring charges, net	741	1,044	(303)	(29)%	1,375	1,096	279	25%

Research and Development Expenses.    Research and development spending increased by $0.2 million during the three months ended September 30, 2010, compared to the same period in 2009, primarily as a result of a $0.2 million increase in materials and supplies utilized within the period.

Research and development spending decreased by $0.3 million during the nine months ended September 30, 2010, compared to the same period in 2009, primarily as a result of a $0.2 million reduction in miscellaneous personnel-related costs compared to 2009 and a $0.1 million reduction as a result of divested operations.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased by $0.3 million during the three months ended September 30, 2010, compared to the same period in 2009. The divestiture of XenBio in December 2009 resulted in a $0.4 million decrease in such expenses within the period, resulting in a net increase $0.7 million which was primarily attributable to legal costs of on-going litigation matters.

Selling, general and administrative expenses decreased by $0.6 million during the nine months ended September 30, 2010, compared to the same period in 2009 including a $1.3 million decrease in such expenses due to the divestiture of XenBio.  Excluding the impact of the XenBio divestiture, selling and marketing expenses increased $0.3 million primarily due to increases in travel and related costs, and general and administrative expenses increased $0.4 million primarily due to a $0.8 million increase in legal expenses due to ongoing litigation, partially offset by a $0.2 million reduction within office and operating costs and a $0.2 million reduction in stock based compensation expense.

Amortization of Intangible Assets.  The amortization of intangible assets for the three and nine months ended September 30, 2010, relates to assets acquired in our previous business combinations. Amortization is computed based upon the estimated timing of the undiscounted cash flows used to value each respective asset over the estimated useful life of the particular intangible asset, or using the straight-line method over the estimated useful life of the intangible asset when the pattern of cash flows is not necessarily reflective of the true consumption rate of the particular intangible asset.  The decrease in amortization during the three and nine months ended September 30, 2010, is the result of certain intangibles related to the XenBio business that was divested in December 2009 and to a lesser extent reduced amortization from our NovaScreen intangibles for which an impairment charge was recorded in the fourth quarter of 2009.

Restructuring Charges.    We incurred restructuring charges in 2008 and prior periods related to acquisition and integration activities that are more fully discussed in Note 7 to the accompanying financial statements.  In September 2010, we secured a sublease for approximately 13,200 square feet of the second floor of our Mountain View, California facility.  In connection with this sublease we recorded an additional restructuring charge of approximately $0.7 million in the third quarter as a result of revised sublease estimates compared to our initial estimates at the time this space was vacated. In April 2010, we vacated approximately 5,400 square feet of the first floor of our Mountain View, California facility in connection with improving certain aspects of our chip manufacturing operations and in order to increase the likelihood of securing a sub-tenant for already existing vacant space.  We recorded a restructuring charge of approximately $0.6 million related to this action in the second quarter of 2010.  Additional restructuring charges during the three and nine months ended September 30, 2010, and 2009 relate to accretion of interest related to idle facility rent obligations.

Interest and Other Income (Expense), Net

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(In thousands)	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Interest expense, net	$(75)	$(144)	69	48%	$(277)	$(535)	258	48%
Gain (loss) on divestiture	(37)	—	(37)	nm	11,387	—	11,387	nm
Other income (expense), net	320	(85)	405	476%	(69)	(202)	133	66%

Interest Expense, Net.    Net interest expense decreased during the three and nine months ended September 30, 2010, compared to the same periods in 2009, as a result of a decrease in average borrowings under our credit facility during the periods.  There were no amounts outstanding under our credit facility during the third quarter of 2010 but continue to incur interest expense in the form of unused facility fees and the amortization of origination fees related to the credit facility.

Gain (loss) on Divestitures.    In May 2010, we divested our TurboVap and RapidTrace product lines and recorded a gain of $11.4 million, which is more fully discussed in Note 2 of the accompanying financial statements.  A tax provision estimate of $0.3 million was provided in connection with this gain and was recorded within the benefit (provision) for income taxes line within the accompanying statement of operations.

Other Income (Expense), Net.    Other income (expense), net, increased on a three-month basis compared to 2009 due to transaction gains upon foreign denominated accounts receivable resulting primarily from a weakening of the U.S. dollar compared to the Euro which affected unsettled accounts receivable during the third quarter of 2010. During the three months ended September 30, 2010, we incurred net foreign currency transaction gains of approximately $0.4 million, compared to none for the same period in 2009.

Other income (expense), net, increased on a nine-month basis compared to 2009 due to a decrease in transaction losses on foreign denominated accounts receivable resulting from a weakening of the U.S. dollar compared to the Euro and the British Pound which affected unsettled accounts receivable with our subsidiaries during the nine months ended September 30, 2010. During the nine months ended September 30, 2010, we incurred net foreign currency transaction losses of approximately $0.1 million, compared to losses of approximately 0.2 million for the same period in 2009.

Liquidity and Capital Resources

As of September 30, 2010, we had $38.8 million in cash, cash equivalents and marketable securities, compared to $38.0 million as of December 31, 2009, and we had no outstanding debt under our credit facility compared to $14.9 million at December 31, 2009.  The credit facility matures on April 1, 2011 and serves as a source of capital for ongoing operations and working capital needs.  As of September 30, 2010, we were in compliance with our covenants under the credit facility. We expect to remain in compliance with the covenants through the credit facility’s maturity date based on current forecasts. The terms of our credit facility are more fully discussed under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the SEC on March 12, 2010.

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

Cash Flows

	Nine Months Ended September 30,
(In thousands)	2010	2009	$ Change
Cash provided by (used in)
Operating Activities	$115	$152	$(37)
Investing Activities	8,562	281	8,281
Financing Activities	(14,453)	270	(14,723)

Operating Activities.    During the nine months ended September 30, 2010, we generated $0.1 million in cash from operating activities, which has resulted from improved performance, offset by one time working capital effects in 2009.  In 2010, there was an improvement of $6.8 million in cash flows from operations; however this improvement was offset by year on year comparative working capital changes.  The working capital changes were primarily related to the payment of $3.5 million in bonuses in 2010, in contrast to no cash bonus payments in 2009, as well as one time improvements in 2009 related to reductions in the carrying value of working inventory.

Investing Activities.    In May 2010, we generated $16.5 million in cash from the divestiture of the TurboVap and RapidTrace product lines.  These proceeds were offset during the nine months ended September 30, 2010 by net purchases of marketable securities.  Our other primary investing activity during this period was the use of cash for the purchase of property and equipment of $1.5 million covering miscellaneous manufacturing, research and development, and information systems needs.

Financing Activities.    During the nine months ended September 30, 2010, we utilized $14.9 million in cash that was generated from the divestiture of the TurboVap and RapidTrace product lines to pay down our credit facility.  In addition, we realized approximately $0.5 million in cash proceeds related to option exercises and investments within our employee stock purchase plan.

Contractual Obligations

Our commitments under leases and other obligations are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the SEC on March 12, 2010.  There has been no material change during the nine months ended September 30, 2010 in the contractual obligations disclosed as of December 31, 2009.

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

Item 3.             Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

Our primary market risk exposures are foreign currency fluctuation and interest rate sensitivity. During the nine months ended September 30, 2010, there have been no material changes to the information included under Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the SEC on March 12, 2010.

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

Based on their evaluation as of September 30, 2010, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Changes in internal controls.    There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the third quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II—OTHER INFORMATION

Item 1.             Legal Proceedings

As reported previously, on February 23, 2010, Caliper, its wholly owned subsidiary Xenogen Corporation, and Stanford University filed a complaint for patent infringement against Carestream Health, Inc. (“Carestream”) in the U.S. District Court for the Eastern District of Texas.  Caliper, Xenogen and Stanford University seek a judgment that Carestream induced infringement of seven United States patents that Caliper, through Xenogen, exclusively licenses from Stanford University.  Caliper and its co- plaintiffs seek an award of compensatory damages, trebled damages due to Carestream’s willfulness, a permanent injunction and attorneys’ fees against Carestream for its ongoing, indirect infringement of the patents-in-suit. The complaint was served on Carestream on February 26, 2010.  On April 20, 2010, Carestream filed its answer to the complaint, denying it induces infringement of the asserted patents.  Carestream also counterclaimed for declaratory judgments of non-infringement and invalidity of the asserted patents.  Carestream also filed a motion to transfer the venue of the litigation to another District Court.  Caliper and Carestream subsequently agreed to the transfer of this case to the U.S. District Court for the Northern District of California, where it is pending.  The claim construction hearing for this case is presently scheduled for May 2, 2011, and the trial is presently scheduled for April 2012.

On June 8, 2010, the U.S. Patent and Trademark Office (“PTO”) issued U.S. Patent Number 7,734,325 (“the ‘325 Patent”) to Carestream.  The next day, Caliper filed a request for reexamination of all claims of the ‘325 Patent.  On August 12, 2010, the PTO issued an order granting reexamination of all claims of the ‘325 Patent.  On the same day, the PTO also issued an action closing prosecution of the reexamination of the ‘325 Patent.  On September 29, 2010, the PTO issued a right of appeal notice notifying Caliper and Carestream of each party’s right to appeal the examiner’s determinations in the reexamination.  Caliper filed a Notice of Appeal with the PTO on October 29, 2010.

On July 9, 2010, Carestream filed a complaint for patent infringement against Caliper in the U.S. District Court for the Western District of Wisconsin.  Carestream’s complaint alleges that Caliper’s Lumina XR imaging system, which is a multi-modal imaging system with both optical and x-ray capabilities that Caliper first introduced in September, 2009, infringes the ‘325 Patent and that Caliper indirectly infringes the ‘325 Patent.  Caliper filed its answer to Carestream’s complaint on August 2, 2010.  Carestream’s allegations of infringement do not involve any of Caliper’s imaging products other than the Lumina XR.  Caliper believes that the ‘325 Patent is invalid and that the Lumina XR system does not infringe the claims of the ‘325 Patent, and Caliper intends to defend against this lawsuit vigorously.  With its complaint for patent infringement, Carestream also filed with the Court a motion for preliminary injunction to prevent Caliper from selling the Lumina XR system during the pendency of this litigation.  Caliper filed its opposition to Carestream’s motion for a preliminary injunction on October 20, 2010.  No hearing date for Carestream’s preliminary injunction motion has been set by the Court.  On October 20, 2010, Caliper also filed a motion for summary judgment based on non-infringement of the ‘325 Patent.  No hearing date for Caliper’s summary judgment motion has been set by the Court.  The claim construction hearing for this case is presently scheduled for March 4, 2011 and the trial is presently scheduled for January 2012.

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

Item 4.             Removed and Reserved

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

Date: November 5, 2010
	By:	/s/ E. KEVIN HRUSOVSKY
E. Kevin Hrusovsky
Chief Executive Officer and President

Date: November 5, 2010
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