Form 10-K
period 2010-12-31
CALIPER LIFE SCIENCES INC
filed 2011-03-11
CIK 1014672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

(Registrant's telephone number, including area code)(508) 435-9500

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the registrant's voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate), as of the last business day of the registrant's most recently completed second fiscal quarter was $214.7 million.

         As of February 28, 2011, the registrant had 52,193,643 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Certain information required in Part III of this Annual Report on Form 10-K is either incorporated from the Registrant's Definitive Proxy Statement for the Registrant's 2011 Annual Meeting of Stockholders or from a future amendment to this Annual Report on Form 10-K, in either case to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

CALIPER LIFE SCIENCES, INC.
FORM 10-K
For the Fiscal Year Ended December 31, 2010

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

PART I

Item 1.    Business

Overview

        Caliper Life Sciences, Inc. develops and sells innovative and enabling products and services to the life sciences community, a customer base that includes pharmaceutical, biotechnology and diagnostics companies, and government and other not-for-profit research institutions. We believe our integrated systems, consisting of instruments, software and reagents, our laboratory automation tools and our assay development and discovery services enable advances in the understanding of disease and will impact the realization of personalized medicine. Our strategy is to transform drug discovery by offering technologies and services that enhance researchers' ability to predict the effects that new drug candidates or existing approved drugs will have on different groups of humans, and also to enhance our customers' ability to offer companion diagnostic solutions that may allow prescribing the right drug to the right individual. Our offerings leverage our extensive portfolio of imaging, tissue analysis, microfluidics, automation and liquid handling technologies, and scientific applications expertise to address key opportunities and challenges in drug discovery and implementation of personalized medicine. These opportunities and challenges include enhancing the efficiency of the complex and costly process to conceive of and bring a new class of drugs to market, including enabling the development of a new class of drugs that can be prescribed based on characteristics of the individual patient referred to as personalized medicine. In addition, we believe our microfluidic systems can provide a highly accurate and reliable platform for life sciences research and for performing molecular diagnostics tests.

        We believe that increasing the clinical relevance of drug discovery experimentation at each stage of research from early stage, lower cost in vitro testing (in an artificial environment) through later stage histology (cells and tissue), and in vivo (in a living organism) testing will have a profound impact on helping our customers to determine the ultimate likelihood of success of drugs in treating humans. Further, we believe that complementing this drug discovery enablement with companion diagnostic products to enable new drugs to be successful while efficiently and safely targeting a subpopulation of patients is critical to the future success of the pharmaceutical and biotechnology industries. With enabling offerings in the in vitro, in vivo, and ex vivo (cells and tissue) testing arenas, and a unique strategy of enhancing the "bridge" or linkages between research, preclinical and clinical diagnostic testing, we expect to continue to address growing, unmet needs in the market, and to drive on-going demand for our products and services. These market needs are underscored by key challenges currently facing the pharmaceutical and biotechnology industry, including late-stage drug failures and unforeseen side effects coming to light late in the development process or after drugs are on the market.

        We offer an array of products, assays and services, many of which are based on our proprietary technologies, to address critical needs in pre-clinical drug discovery and development including sample preparation for next generation sequencing. Our products and technologies also enable research in other applications such as environmental and forensics testing. We also believe that our technology platforms may be able to provide ease of use, cost and data quality benefits for certain in vitro and in vivo molecular diagnostic applications. Our products and services are not presently subject to FDA regulation, although in 2011 we intend to evaluate and possibly pursue a FDA 510(k) submission for a microfluidic instrument and associated diagnostic panel.

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

Market Opportunity

        We serve a worldwide market that consists of tens of thousands of life sciences laboratories in pharmaceuticals, biotechnology and diagnostics companies and governmental and not-for-profit institutions. These companies and institutions seek to understand ways to increase the quality and length of human life by gaining new, molecular-level insights related to disease, and discovering and developing new, cost-effective diagnostics and therapies.

        The pharmaceutical and biotechnology industries face intense competitive and regulatory pressure to more effectively discover and deliver safe new drugs, including drugs that are effective and safe for subpopulations of patients. The regulatory bodies that oversee these industries seek to improve the drug approval process to ensure that appropriate drugs are approved as quickly as possible and drugs with dangerous side effects do not enter the market. Governments want cost-effective drugs for their populations. As highlighted in the FDA Critical Path Initiative, new research methods and better experimentation models are essential to improve the predictability and efficiency of the long and expensive path leading from discovery in the laboratory to commercially available drugs. We believe our solutions directly enable efficiencies derived from improved quality of data, novel biological insights, cost-effective experiments and better translation of early-stage experimentation into expected results in the clinic. More specifically, our products and services are designed to enable researchers performing drug discovery functions such as in vitro and in vivo screening and profiling of compounds against disease targets, lead optimization, toxicology, biomolecule separation and quantification, sample preparation and cell-based assays, which are the various steps that are typically used to identify, advance and validate potential preclinical drug candidates, to reduce costs, increase data quality and standardize efficient analytical techniques.

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

        We believe that our in vivo product and service offerings allow researchers unprecedented visibility into molecular-level biological processes inside living animal models. Single animals can be studied over a period of time to track, for example, disease progression or the effect of a drug candidate compound. Conventional technology requires a larger population of animals that have to be sacrificed at various time points to allow them to be invasively examined. Further, since our proprietary imaging technology is highly sensitive, we can enable researchers to see just a few cells of interest within the living animal model. This provides enabling capabilities in a variety of therapeutic areas including cancer, where, for example, metastases can be detected well before conventional methods allow. Light Producing Transgenic Animal (LPTA) models can be engineered to allow detection of biological events of interest at the molecular level, such as gene expression, and this level of direct insight goes far beyond what can be determined from a test tube experiment.

        Our tissue imaging products enable researchers and clinicians to measure multiple disease and drug response markers in intact tissue samples at the cellular level. This capability enables our customers to analyze multiple phenotypic behaviors within the context of intact tissue allowing for the heterogeneous nature of disease, especially solid tumor and organ specific disease, to be better understood. Included in our product portfolio are slide imaging solutions that are being adopted as part of the digital pathology revolution. The tissue imaging product portfolio complements our existing product portfolio by enabling in vitro studies and in vivo studies to be validated in cellular and tissue samples.

        Our product and service offerings are organized into three core business areas—molecular imaging and tissue analysis ("Imaging"), discovery research ("Research"), and Caliper Discovery Alliances and Services ("CDAS")—with the goal of creating a more scalable infrastructure while putting increased focus on growth and profitability.

  •
  The Imaging business holds, we believe, a global leadership position in the expanding preclinical imaging market. Principal activities of this business area include the expansion of the IVIS imaging instrument system and related reagent product lines, development of new therapeutic area applications, facilitating additional imaging modalities including x-ray and micro computed tomography (micro CT). Included within this business area are our tissue imaging solutions that are being adopted by life sciences and clinical researchers who are developing more targeted (personalized) diagnostic, therapeutic and prognostic solutions, based on the enabling high-quality multiplexed solutions provided by our products.

  •
  The Research business is responsible for utilizing our core automation and microfluidic technologies, including our LabChip systems, to address an expanding array of opportunities in drug discovery and life science research, including molecular biology sample preparation for genomics (particularly next generation sequencing), proteomics, cellular screening and forensics.

  •
  CDAS is responsible for building drug discovery collaborations and alliances, and growing our sales of drug discovery services, with an emphasis on leveraging our core technologies to provide our customers with the option to purchase our instruments and reagents or to engage us to perform experiments for them using our instruments and reagents. The focus of CDAS is to capitalize on market "outsourcing" trends in preclinical drug research. During 2010, CDAS placed increased emphasis on developing and offering more comprehensive scientific solutions to our clients in the fields of oncology, predictive toxicology, immunology, and large molecules/biologics, which we believe represent opportunities with growing demand in the life sciences outsourcing and alliances segments.

Technologies

In Vivo Imaging

        Our in vivo imaging solutions allow researchers to observe and quantify, noninvasively and at the molecular level, biological events such as disease progression and drug efficacy in living small animal models. We refer to this process as "molecular imaging." Our technology enables researchers to follow, for example, the quantitative spread of a disease, or effects of a drug at the molecular level, in the same animal over a period of time. We also offer systems that provide non-invasive, high quality anatomical (structural, not molecular) information. These noninvasive "longitudinal" technologies can provide much more meaningful information while also requiring a smaller number of animals to complete a study than conventional methods.

        In vivo preclinical research involves studies on animal models and is a required step before clinical (human) research can commence. Experiments performed on mice, for example, are expected to provide insights regarding disease in humans and how particular drug candidate compounds may impact the disease. Conventional approaches to preclinical research may involve, for example, phenotypic observations regarding mouse appearance and behavior, measurement of tumor size with mechanical calipers and/or sacrificing the animal for pathological examination. In contrast, our proprietary imaging technologies enable real-time quantitative observation of molecular and anatomical activity within living animals. For example, researchers can determine if a cancer is spreading, even at levels as low as a few cells at a time, and can explore whether a tumor that is growing in size is actually dying, or whether the cancer cells are continuing to divide and grow at an uncontrolled rate. We provide calibrated imaging systems, along with reagents to enable this research.

        We have a proprietary method for noninvasive optical molecular imaging. A key component of this method is the genetic modification of an organism, cell or animal to produce light that can be detected noninvasively when a specific molecular event of interest occurs from within a living animal model. We currently offer multiple detection modalities—optical (which consists of bioluminescence and fluorescence), X-ray and micro CT (computed tomography) imaging. Bioluminescence entails inserting a light-producing gene, such as firefly luciferase, into the genetic makeup of the animal or cells injected into the animal, so when a gene of interest is expressed, the light-producing gene is also expressed. The expression of the light-producing gene, when the right reagent substrate is present, produces light which can be detected through the skin of the animal. Fluorescence occurs when an external light source excites a molecule within the animal, causing the molecule to produce its own light at a different wavelength. These fluorescent molecules can be genetically inserted into the animal, or can consist of dye that is injected into the animal or cell line going into the animal. X-ray, an imaging modality offered on certain of our instruments, provides detailed noninvasive anatomical information which can also serve as an additional reference for molecular events imaged optically. Micro CT produces anatomical references similar to X-ray, but in three-dimensional representation to recreate a virtual model. We offer a full line of reagents to support bioluminescence, fluorescence and x-ray based research.

Tissue

        Our products integrate unique multispectral electro-optic tunable imaging technology with proprietary image analysis algorithms to measure and analyze phenotypic behavior in intact tissue sections with unparalleled accuracy and sensitivity, rapidly and cost-effectively. We have revolutionized immuno-histochemical (IHC) and immuno-fluorescence (IF) imaging and analysis through a diverse application-focused product portfolio. Our tissue imaging solutions are helping to uncover biological pathways in drug development and are enabling personalized medicine by bridging the gap between combinatorial chemistry, flow cytometry and morphological imaging. Our multispectral unmixing approach represents a dramatic development in fluorescence microscopy. Not only does it allow the use and detection of many molecular labels simultaneously, but by removing the confounding effects of autofluorescence, it can provide up to a 300-fold increase in sensitivity from traditional methods, often rescuing seemingly unusable images and providing more quantitative data. Our machine-learning based algorithms were specifically developed for tissue imaging applications, and provide an extremely powerful pattern recognition tool that is trainable by the user. Our platforms have been developed, with the customer workflow in mind, to allow for low throughput method development and high throughput studies to be performed.

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

  •
  Faster Assay Development.  Traditional assays, particularly those used for enzymatic screening, can require complex and time-consuming assay development. For example, some popular assays rely on developing specific antibodies for the assay, a process that can take up to six weeks or more. Because our LabChip assays eliminate the requirement for assay development steps such as antibody preparation, they are much faster to develop. In addition, we have exploited the predictable nature of fluid and reagent movement inside microfluidic channels and have developed software tools to facilitate the process of optimizing the experimental conditions necessary for a successful enzymatic assay on a LabChip device, such as separating a substrate peptide from its product. Typically, our customers have found that these combined benefits shorten a two- to three-month assay development process for a traditional assay to just a week or two for a LabChip assay.

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

  •
  Improved Workflow Integration.  Our LabChip systems allow rapid analysis of nucleic acids and proteins and the integration and simplification of critical workflows. For in vitro diagnostic testing, our LabChip DX system can perform low- to high-throughput detection of multiple DNA targets in single polymerase chain reaction ("PCR") reaction directly from the PCR plate without the need to dilute samples, thus reducing the need for labor intensive sample preparation and the possibility of contamination. Our LabChip XT system eliminates the need to excise samples from gels and purify DNA from gel slices, thereby removing a critical bottleneck in the next generation sequencing workflow.

Automation and Liquid Handling

        We offer a full range of in vitro technologies that includes high-throughput screening systems, liquid handlers, advanced robotics and storage devices which are primarily marketed to the drug discovery and life sciences research market.

        Our advanced liquid handling systems provide fast and accurate liquid transfers for 96-, 384- and 1536-well microplates, including tube-to-plate transfer, and are designed to enable scientists to automate and accelerate time- and labor-intensive tasks resulting in increased walk-away time and improved data quality. Our family of liquid handling instruments and integrated systems supports a wide range of applications related to the target identification and target validation phases of the drug discovery process and sample preparation for genomic and proteomic research. Adapted to support the rapidly changing nature of research in life science, our liquid handlers are well-suited for high throughput genomics applications such as RNA and DNA library preparation and target enrichment for next generation sequencing, cell-based assays, absorption, distribution, metabolism, excretion, and toxicity (ADME/Tox) screening and enzymatic assays.

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

Products and Services

        The following discussion summarizes our products and services portfolio as of December 31, 2010.

In Vivo Imaging Systems

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

        Quantum.    Introduced in 2010, the Quantum micro CT is a high quality, low dosage three dimensional x-ray system optimized for preclinical longitudinal studies, including the ability to align or co-register the anatomical images with optical molecular images from IVIS.

        Maestro.    The Maestro EX, Maestro 2 and Maestro Dynamic are optical fluorescence-only systems for optical molecular imaging researchers interested in fluorescence-only applications.

        Method Licenses.    We control patent rights covering certain fundamental methods of optical imaging. We grant licenses to our customers to perform these patented imaging methods in connection with their purchase of an IVIS instrument. Commercial customers pay us a license fee for the right to practice our proprietary optical imaging methods.

        Options and Accessories.    We offer numerous options and accessories, sold separately from the instruments, to expand the utility of our systems. Our accessory packages include calibration units to ensure the overall performance and accuracy of the light sources used in the system as well as small animal holding units and co-registration packages for aligning optical imaging with other imaging modalities including micro CT. We also offer an anesthesia accessory package, which is designed to work with all of our imaging systems. Our anesthesia package integrates a gas delivery system into the imaging chamber, so that mice or other small animals can be anesthetized when placed in the imaging system, thus minimizing gas exposure to lab personnel. We also provide an electrocardiograph monitoring accessory to monitor animal heart activity during imaging.

        Reagent Products—Light-Producing Cells and Microorganisms, Dyes, Targeted Probes and Substrates.    Our lines of light-producing cells and microorganisms, dyes, probes and substrates enable researchers to analyze the spread and treatment of cancer and infectious diseases, as well as to study immunology. In April 2008, we introduced Bioware Ultra cell lines. Bioware Ultra cell lines are 10 to 100 times brighter than cell lines created using traditional methods, which allows researchers, for the first time ever, to detect a single cancer cell in an animal via noninvasive in vivo imaging. We currently offer approximately 29 lines of light-producing microorganisms, including E. coli, Pseudomonas, Salmonella and other gram negative bacteria, as well as Staphylococcus aureus, Streptococcus pneumonia and other gram positive bacteria. We have also developed approximately 16 tumor cell lines for breast, melanoma and prostate cancer. In addition, we are able to create custom light-producing microorganisms and tumor cell lines in accordance with the needs of our customers. Our offerings also include luciferin, a chemical compound that is introduced into cells and organisms to produce bioluminescence, light producing cell lines, and VivoFluor fluorescent labeling kits for fluorescent imaging.

        LPTA Models.    Our LPTA models are mouse models that have been genetically altered to incorporate the firefly gene, luciferase, into pathway-specific animal models that enable researchers to analyze gene expression, protein activity and disease progression. In conjunction with our divestiture of Xenogen Biosciences in December 2009, we entered into a distribution arrangement with Taconic Farms, Inc. under which Taconic exclusively markets and sells our LPTA models to the worldwide market.

Tissue Imaging Systems

        Nuance and Trio.    The Nuance is a multi-spectral imaging camera system that is configured to work on any scientific-grade microscope. The Nuance system is compatible with both bright field (transmitted light) and fluorescent microscopes and enables the user to rapidly obtain and analyze multiplexed images of tissue and other biologic samples. The TRIO is a multi-spectral imaging camera system specifically designed to provide an affordable capability for general life science research, and certain potential diagnostic applications. Both systems are complementary to our non-invasive preclinical imaging systems as tissue analysis is typically performed at the end of a non invasive study.

        Vectra.    The Vectra is a fully integrated high throughput tissue imaging and analysis workstation. The Vectra combines Nuance multispectral imaging technology with our inForm image analysis capability to automate the quantitation of biomarkers in intact tissue. The Vectra workstation is configured to allow for the analysis of both tissue micro arrays (TMAs) and standard histology slides with a capacity of up to 200 slides.

        Whole Slide Imaging Systems.    Our digital pathology whole slide imaging systems are manufactured by the leading European digital pathology company, 3DHISTECH, and exclusively distributed by us in North America. The portfolio presently consists of seven different whole slide imaging systems, image analysis and data management software, and TMA preparation systems.

        InForm Software.    The inForm image analysis software is a machine learning pattern recognition software solution that has been developed to accurately identify, segment, and quantify morphological features in tissue sections. The software is engineered to be trained by the user, allowing for a multitude of applications to be targeted. Together with the Nuance multispectral imaging technology, inForm provides the capability to measure single or multiple proteins on a per-tissue, per-cell, and per-cell-compartment basis.

        Other Product Offerings.    We maintain certain non-strategic polarized light imaging systems, which include Oosight for spindle imaging in in vitro fertilization applications and Abrio for certain cellular imaging applications. We also maintain certain imaging components, Varispec and MicroColor. These components utilize the same electro-optic manufacturing processes used for the manufacture of our multispectral imaging systems. The components are targeted at non-life science applications and OEM customers.

Microfluidics Systems

        LabChip XT Microfluidic System.    In September 2010, we introduced our LabChip XT fractionation system which performs fast, automated nucleic acid fractionation accurately and reproducibly. The resulting sample is tightly sized and is delivered in a genomic sequencing compatible buffer. The LabChip XT improves laboratory efficiency and provides sizing that is difficult to obtain using manual methods. Data is displayed digitally and non-fractionated samples can be recollected and used at another time.

        LabChip GX and GXII Microfluidic Systems.    Our LabChip GX and LabChip GXII benchtop systems are microfluidics-based separations products for fast, automated, one dimensional electrophoretic separation of protein, DNA, and RNA samples. The LabChip GX represents a low price entry system targeted at genomics applications, while the GXII combines both genomics and protein research applications and is particularly well suited for bioanalytical development of biotherapeutics and biosimilars. The LabChip GX series of instruments is designed to provide scientists with novel benefits, including extended walk-away time, higher throughput, quality control and economical sample processing ability.

        LabChip EZ Reader, EZ Reader II and ProfilerPro Kits.    Our LabChip EZ Reader systems and ProfilerPro reagent kits provide a convenient, affordable approach to turnkey kinase profiling and screening and mechanistic studies for a broad range of other enzymatic targets. Our ProfilerPro kinase panel plate kits presently consist of a broad sample of more than 200 kinases that are pre-dispensed into 384-well microplates. This diverse set of kinases spans the human kinome, and is highly relevant in a variety of therapeutic research areas including oncology, the central nervous system, cardiovascular disease, inflammation and diabetes.

Automation and Liquid Handling Systems

        Caliper Sciclone.    Our Caliper Sciclone G3 Liquid Handling Workstation (G3) series features interchangeable 96- and 384-channel pipetting heads that can pipette and dispense volumes from 500 nanoliters to 200 microliters into and out of standard laboratory testing microplates. The Caliper Sciclone G3 also features the new non-contact liquid level detection technology to ensure that all samples are processed during vacuum or pressure filtration. The Caliper Sciclone liquid handler offers multiple accessories such as an independent 8-channel pipettor for single-well access, and bulk reagent dispense modules for efficient reagent broadcasting. Other available accessories include the Sciclone gripper, microplate shakers, a positive pressure filtration system, and temperature-controlled locators. The Caliper Sciclone liquid handler can be used as a standalone instrument, or integrated in a more complete system that incorporates automated microplate carriers such as our Twister robot and other analytical instruments.

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

Services

        We provide a wide range of services to our customers. Our service offerings include:

        Drug Discovery and Development Services and Contract Research.    Through CDAS, we are able to provide innovative drug discovery and development services designed to improve the productivity, accelerate the pace and reduce the cost of pharmaceutical research and development. CDAS develops and offers a wide range of primary and secondary screening, profiling and assay development services to major pharmaceutical, biotechnology and academic research institutions worldwide. In addition to its core screening and assay development services in pharmacology, CDAS provides in vitro ADME/TOX services, in vivo optical imaging studies, custom cell line development, and protein or nucleic acid analyses. In total, CDAS has a portfolio of approximately 1,000 in vitro assays for profiling and selectivity screening applications, providing a valuable tool for our customers to gain cost-effective information early in the drug discovery process about the effects of drug candidates on molecular targets or cellular processes that indicate the potential for drug safety concerns or new therapeutic applications. In addition to these screening services, we have developed content databases and pharmacoinformatics tools that provide statistical predictability in the drug discovery process. We also offer screening and pharmacological testing support services for drug discovery to government agencies such as the National Institutes of Health (NIH), in particular the National Institute on Drug Abuse (NIDA).

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

        Environmental Testing.    Under the U.S. Environmental Protection Agency's ToxCast program, CDAS was awarded a contract to assist the EPA in developing new approaches to identify toxic environmental chemicals. Under this contract, CDAS is testing compounds provided by the EPA through up to 292 different in vitro screening assays for molecular targets that may potentially play a role in mechanisms of toxicity in humans or other animals. Since the start of the contract in 2007, screening has been performed by CDAS for the first set of 320 chemicals from EPA and screening is in-process for an additional set of 700 compounds. These screening data are being used to create databases and build predictive models for identifying toxicity risk profiles of chemicals that may be released into the environment. An ultimate goal of the ToxCast program is to improve the efficiency and reduce the cost of regulatory review and approval of EPA-regulated chemicals through use of predictive in vitro assays validated under the ToxCast program to supplement or replace current regulatory processes based on animal testing.

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

        Distributors.    We work with local distributors in certain markets where we do not have a direct presence. We currently have over 50 distributor arrangements covering countries located in Africa, Europe, the Middle East, the Pacific Rim, Scandinavia and South America. Under our distribution agreements, most of the distributors assume responsibility for the installation and post-sales support of systems. In 2010, sales through distributors comprised approximately 14% of our total sales.

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

        Currently, our two most significant OEM partners include Agilent Technologies and Bio-Rad Laboratories as described below:

        Agilent Technologies.    In June 2005, we entered into a five-year supply agreement to be the exclusive supplier of planar microfluidic chips to Agilent for both research and diagnostic applications. In September 2010, we entered into an amended supply agreement with Agilent that extended the term of this agreement for seven additional years, through 2017, under which we will continue as the exclusive supplier of planar chips to Agilent. The term of this agreement is subject to extension for up to four additional two-year periods, which will occur automatically unless either party provides notice of non-renewal two years prior to the end of the initial term or any subsequent renewal period. The planar chips, based on our microfluidic LabChip technologies, are utilized on the Agilent 2100 Bioanalyzer instrument, which was co-developed by Caliper and Agilent and which Agilent first introduced in September 1999. The Agilent 2100 Bioanalyzer is a desktop instrument designed to perform a variety of analyses including DNA, RNA, protein and cell assays, based on the particular chip utilized.

        Bio-Rad Laboratories.    In the fall of 2004, Bio-Rad launched its Experion™ automated electrophoresis system as a result of a product development and commercialization agreement we entered into with Bio-Rad in June 2003. Bio-Rad is a long-established leader in gel electrophoresis separations, particularly protein separations. The Experion system represents Bio-Rad's first microfluidics-based product for this market, and it provides rapid, reproducible analysis of protein, DNA and RNA samples. Under the terms of the agreement, we currently receive royalties based on sales of the Experion instruments, and we are the exclusive manufacturer of LabChip devices for use with such instruments.

Customers

        Our current customers include a majority of the world's leading biomedical and pharmaceutical companies, diagnostic companies, prestigious not-for-profit research institutions and other life sciences vendor companies who incorporate our technology and products into their products. Approximately 52% of our total revenues for 2010 were derived from customers in the United States. See Note 17 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for revenues from customers and long-lived assets attributable to geographic areas outside of the United States. During 2010, no single customer accounted for 10% or more of our total revenue.

        We have typically experienced higher revenues in the second half of our fiscal year as a result of the capital spending patterns of our customers. In addition, our revenue trends may be affected by variations in grant funding, especially among government and other not-for-profit research institutions, such as academic institutions, and customer budget cycles. For example, in the biomedical research community, grant proposals are typically due in October, February and June with funds delivered the following June, October and March, respectively. Due to the grant cycle, we may achieve higher revenues in the second and fourth quarters. One of our CDAS customers is the U.S. Environmental Protection Agency under its ToxCast project. It has been difficult to predict the timing of the receipt of task orders and delivery of compounds under this agreement. As a result, our service revenues may be higher in certain quarters within the fiscal year.

Backlog

        For a portion of our sales, we manufacture products based on our forecast of customer demand and maintain inventories in advance of receipt of purchase orders. Our net sales in any given quarter depend upon a combination of (1) orders received in that quarter for shipment in the same quarter, (2) shipments from our backlog of orders from previous quarters, and (3) recognition of revenues that had been previously recorded as deferred revenue pursuant to our revenue recognition policy. Our products are typically shipped within ninety days of purchase order receipt. As a result, we do not believe that the amount of backlog at any particular date is indicative of our future level of sales in any succeeding quarter. The level of backlog at December 31, 2010 was $9.9 million. In our backlog, we include only the total value of open purchase orders for products and services that management has concluded have a reasonable probability of being delivered over the subsequent twelve-month period. This amount specifically excludes deferred revenue, and products and services to be provided in the future pursuant to terms of contractual agreements for which we do not require purchase orders.

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

        Imaging Instrumentation and Software.    Our imaging systems research and development department is responsible for new imaging instrument product development. We have a strong leadership position in the noninvasive optical imaging field and also the ability to develop advanced preclinical anatomical imaging techniques, including x-ray and micro CT. We continue to be on the forefront of advancing preclinical imaging technology to provide new levels of performance, cost and/or integrated support for developing technologies such as fluorescence and 3-dimensional tomography. This department works closely with our biology group to ensure that new systems will enable continued breakthroughs in application enablement.

        Tissue Instrumentation and Software.    Our tissue imaging research and development department combines optical, mechanical, and electrical engineering, along with software and algorithm development to design and produce our tissue imaging products. The team works closely with the manufacturing organization that operates a proprietary clean-room based optics foundry to continuously innovate on new electro-optic solutions for life science tissue imaging applications. This department also works closely with the biology group to validate and improve applications, and develop and evaluate potential companion reagent solutions. Furthermore, the tissue research groups have strong ties to the National Institutes of Health, National Cancer Institute and leading research institutes, with participation in a variety of research collaborations.

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

        Our research and development expenses for the years ended December 31, 2010, 2009, and 2008 were approximately $18.0 million, $17.9 million and $19.9 million, respectively. We continue to evaluate research and development spending based on anticipated revenues and market opportunities. As a percentage of revenues, we expect research and development spending to increase in 2011 as a result of our acquisition of Cambridge Research & Instrumentation, Inc. ("CRi") as well as planned investments within the molecular diagnostics field. We will continue to closely manage discretionary spending on research programs with attractive commercial potential.

Manufacturing and Supply

        All of our instrument manufacturing, except the recently acquired CRi product manufacturing facility in Woburn, Massachusetts, is performed in our Hopkinton, Massachusetts manufacturing facility, which is ISO 9001:2008 compliant. The International Standards Organization, or ISO, sets international standards for quality in product design, manufacturing and distribution. We plan to complete the shutdown of the Woburn, Massachusetts manufacturing facility in 2011 and consolidate manufacturing activities in Hopkinton, Massachusetts.

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

        We use OEM providers for various parts of the imaging systems including the cameras, boxes, certain subassemblies, filters and lenses. We rely on two primary camera vendors to provide cameras for all of our IVIS imaging systems, one of which is under a long-term supply agreement as of December 31, 2010.

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

        Other than incremental headcount resources which are needed as we scale our production needs, we believe that our current chip manufacturing capacity is sufficient to meet current and anticipated demand through 2013 and that our instrument manufacturing capacity is sufficient to meet anticipated demand through 2015.

Reagents and Bioware

        We maintain laboratory space in our Alameda facility to create and maintain stocks of microorganisms and cell line reagents. We have a supply agreement with Promega Corporation which requires us to acquire all of our supply of luciferin from Promega. Luciferin is a chemical compound that is introduced into cells and organisms in order to produce bioluminescence, and which we, and our customers, use with our Bioware products and LPTA models. Luciferin is stored and shipped out of our Mountain View, California facility. VivoFluor fluorescent labeling kits for in vivo imaging, which are custom-developed for us by Life Technologies, are also stored and shipped out of our Mountain View facility.

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

        Imaging.    We compete with conventional, non-imaging based approaches such as using mechanical calipers to measure tumor size, invasive surgical techniques, as well as with other imaging technologies applied in the preclinical arena, including modalities such as PET, MRI, SPECT and ultrasound, which utilize the penetrating radiation of positrons, radio waves, gamma rays and sound. Most of these technologies require operation by a highly trained technician. In addition, some are limited by the need for radioactivity and concomitant shielding, storage and disposal issues.

        We believe we are a leading supplier of integrated systems of equipment, software and reagents for the noninvasive optical imaging of small animal models. While we believe that our integrated system of instruments and equipment, software and reagents enable valuable insights and improve the productivity and efficiency of drug discovery and development, the up-front costs and commercial customer licensing fees associated with the use of our systems make the investment required for their use more expensive than conventional approaches for preclinical small animal testing.

        Numerous companies sell systems capable of certain forms of optical imaging, including Carestream, Berthold Detection Systems GmbH, Hamamatsu Photonics, Biospace and VisEn Medical (owned by PerkinElmer). While certain of these cameras share certain similar features and imaging capabilities of our IVIS imaging systems, none of those companies has the right to sell their cameras for in vivo imaging methods claimed by our patents, which includes patents we exclusively license from Stanford University, nor do they have rights to our instrumentation patents. Further, numerous companies sell x-ray or micro CT systems, including GE, Carestream and Skyscan, although we believe that the level of integration (co-registration) with our IVIS technology and the speed and ease of use are advantages for our solutions.

        Tissue.    While we believe we have created a set of unique capabilities in the development of multiplexed imaging solutions for tissue applications, there are several companies that compete with our tissue imaging solutions, such as Applied Spectral Imaging. There are also large life science solution and microscopy system providers such as Leica, Olympus, and Ventana Medical Systems (a Roche company) that are competitors.

        Automation and Liquid Handling Systems.    There are many companies providing competitive liquid handling products, automation products and integration services for applications such as high throughput screening, ADME and Active Pharmaceutical Ingredient (API) analyses. We believe the primary competitive factors in these markets are productivity enhancement, breadth of applications, accuracy, ease-of-use, price, performance, product reliability and service support. Direct and indirect competition for these types of products and services comes from many companies, including Beckman Coulter, BioTek Instruments, CyBio, Hamilton, Innovadyne, Gilson, LabCyte, MDS Inc., PerkinElmer, Tecan, Thermo Fisher Scientific, Tomtec, Agilent and Accelyrs.

        In Vitro Compound Profiling Services.    We compete with other companies that provide in vitro assay development, screening and profiling services to drug discovery and development laboratories. We believe the primary competitive factors in these markets are breadth of assays offered, cost per compound tested, data quality, innovation, and turn-around time. Competition for these types of services comes from many companies, including Cerep, Ricerca, EMD Millipore (owned by Merck KGaA), Life Technologies, Carna Biosciences, and increasingly from companies based in China.

        LabChip Drug Discovery.    We compete directly with companies which have established alternative technologies for enzymatic assays such as Promega, Life Technologies, EMD Millipore and Cisbio, as well as potentially with companies developing their own microfluidics or lab-on-a-chip technologies and products, such as Fluidigm, Micronics, Microfluidic Systems, 3M and Cepheid. Microfluidic technologies are still a relatively new technology and our future success will depend in large part on our ability to establish and maintain a competitive position in these and future technologies, which we may not be able to do. Rapid technological development may result in our products or technologies becoming obsolete. Products offered by us could be made obsolete either by less expensive or more effective products based on similar or other technologies.

        LabChip Electrophoresis Separations.    We compete with companies that supply both traditional gel technologies, capillary electrophoresis and more contemporary microfluidic technologies, for gel electrophoresis separations of proteins, DNA and/or RNA. We believe the primary competitive factors in these markets are cost per sample analyzed, throughput and productivity enhancement, data quality, ease of use and service support. Competition for these types of products and services comes from many companies, including Agilent, Bio-Rad Laboratories, General Electric, Beckman Coulter, Qiagen, Shimadzu and Life Technologies.

        In markets where we sell products based on our LabChip technology, we not only need to demonstrate the advantages of our products over competing technologies and products, but we must also often overcome a customer's resistance to switching from a well-established, traditional technology to a fundamentally new technology.

        We have entered into several licenses granting non-exclusive licenses to certain of our proprietary LabChip technologies. Licensees as of December 31, 2010, include Agilent, Becton Dickinson, Bio-Rad, Canon and Wako Pure Chemical. In addition, certain of these licensees may sell products which compete with our own products.

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

Intellectual Property

        We consistently seek patent protection for our key imaging, microfluidics and other technologies. As of December 31, 2010, we owned approximately 385 issued U.S. patents and 80 pending U.S. patent applications, some of which derive from a common parent application. We are also the exclusive licensee of approximately 100 U.S. patents. Foreign counterparts of many of these patents and applications have been filed and/or issued in one or more other countries. We also rely upon trade secrets, know-how, continuing technological innovation and in-licensing opportunities to develop and maintain our competitive intellectual property position. Our success will depend, in part, on our ability to obtain patent protection for our products and processes, to preserve our copyrights and trade secrets, to operate without infringing the proprietary rights of third parties, and to acquire licenses to enabling technology and products. In addition, U.S. patents filed since 1995 generally have a term of 20 years from the date of filing. In the life sciences industry, it often takes several years from the date of filing of a patent application to the date of a patent issuance, often resulting in a shortened period of patent protection, which may adversely affect our ability to exclude competitors from our markets.

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

  •
  analytical system architecture.

        We are also a party to various exclusive and non-exclusive license agreements with third parties which give us rights to use certain technologies in our microfluidics and laboratory automation business. For example, we have exclusive licenses from UT-Battelle, LLC, relating to patents covering inventions by Dr. J. Michael Ramsey, and from the Trustees of the University of Pennsylvania covering certain microfluidic applications and chip structures. We also have an exclusive license from Monogram BioSciences, Inc. (formerly Aclara Biosciences, and now owned by LabCorp) covering a variety of microfluidic applications, chip structures and chip fabrication techniques, particularly in the area of polymeric substrates. These licenses extend for the duration of the life of the licensed patents. A failure to maintain some or all of the rights to these technologies could adversely impact our business.

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

        We license several patents from third parties that are important to our imaging business. Our core imaging patents and related applications are licensed from Stanford University on an exclusive basis. The license is worldwide, royalty-bearing and includes the right to grant sublicenses. The term of this license is for the life of the patents resulting from the applications, which expire in mid-2014.

        As discussed in Note 11 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K, in 2006, Stanford engaged an independent auditing firm to conduct an audit of the royalties paid to Stanford under our license agreement with Stanford. This audit was based on a different interpretation of the scope of imaging products that are subject to the royalty provisions of the Stanford license agreement than we had used for the calculation of royalties since the beginning of this licensing arrangement in 1997. We believe that Stanford's interpretation of the license agreement is not correct. However, as a result of Stanford's view of the license agreement, the parties may amend the agreement to change the royalties we pay to Stanford for future sales. In 2009, we initiated a mediation process with Stanford to resolve our different interpretations of the license agreement, which mediation process is on-going.

        In connection with the settlement of our litigation with AntiCancer, Inc. in February 2008, we obtained license rights under AntiCancer's portfolio of patents covering various methods and applications of in vivo imaging utilizing fluorescent proteins. We now can provide sub-license rights to these AntiCancer patents in connection with our granting of license rights under our other imaging method patents.

        The right to use the specific luciferase gene in our LPTA models and certain of our Bioware products is licensed from Promega Corporation and The Regents of the University of California (UC), under non-exclusive, royalty-bearing licenses. The Promega agreement continues for the life of the subject patent, which expires in 2014. The agreement with the UC Regents continues for the life of those subject patents, which expire in 2013. Both of these agreements may be terminated for breach of contract, and, in the case of the UC Regents contract, for failure to sufficiently commercialize luciferase-bearing products.

        Tissue.    We have developed an extensive intellectual property portfolio around our tissue imaging and analysis products, with over 90 patents pending or issued. The strategy has been to build defensible positions around the core hardware and software technology, with a focus on commercial application areas of interest. We also closely protect our electro-optic manufacturing know-how IP, and in-license to augment our organic intellectual property as appropriate.

        Trademarks.    We have registered and applied to register a number of trademarks in the U.S. and in foreign markets where our products are sold. Trademarks currently used by us include: Caliper, the Caliper logo, Caliper Driven, LabChip, the LabChip logo, Discovery Alliance and Services, CDAS, Allegro, CLARA, RapidPlate, Staccato, Twister, iLink, inL10, EZ Reader, ProfilerPro, Zephyr, and Sciclone. NovaScreen is a trademark of NovaScreen Biosciences Corporation, which is a wholly-owned subsidiary of Caliper. Xenogen, the Xenogen logo, IVIS, Living Image, LPTA, Bioware, VivoFluor, Lumina, Spectrum and Kinetic are trademarks of Xenogen Corporation, which is a wholly-owned subsidiary of Caliper. CRi, the CRi logo, Nuance, TRIO, inForm, Vectra, Maestro, Varispec, MicroColor, Oosight and Abrio are trademarks of CRi, which is a wholly-owned subsidiary of Caliper.

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

Other Business Risks

        In addition to the risks to our business associated with suppliers, competition and intellectual property discussed above, our business is subject to a number of other significant risks, including the risks that our products may not achieve wide market acceptance, that we may not be successful in developing new and enhanced products and that we may not be successful in our integration of the CRi acquisition. These and other risks that may cause our actual results, financial performance or achievements to be materially different from our present expectations are discussed in more detail below under Item 1A, "Risk Factors".

Employees

        As of December 31, 2010, we had a total of 469 employees, including 85 in research and development, 210 in operations and service, 107 in sales and marketing and 67 in administration and finance. None of our employees is represented by a collective bargaining agreement, nor have we experienced any work stoppage. We consider our relations with our employees to be good.

Item 1A.    Risk Factors

Risks Related To Our Business

We expect to incur future operating losses and may not be able to achieve or sustain profitability.

        We have experienced significant operating losses each year since our inception and we expect to incur an operating loss in 2011. As of December 31, 2010, we had an accumulated deficit of approximately $306.4 million. Our losses have resulted principally from costs incurred in research and development and product marketing and from general and administrative costs associated with our operations. These costs have exceeded our cumulative cash proceeds which, to date, have been generated principally from product sales, collaborative research and development agreements, technology access fees, license fees, litigation settlement proceeds and interest income on cash and investment balances. To achieve profitability, we will need to generate and sustain higher revenue than we have to date, while achieving reasonable costs and expense levels. We may not be able to generate enough revenue to achieve profitability. We may not achieve or maintain reasonable costs and expense levels. Even if we become profitable, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we fail to achieve profitability within the timeframe expected by securities analysts or investors, the market price of our common stock will likely decline.

Our LabChip products may not maintain widespread market acceptance, which could cause our revenue to grow slowly or decline and make it more difficult for us to achieve or maintain profitability.

        The commercial success of our LabChip products depends upon market acceptance of the merits of our drug discovery and automated electrophoresis separations systems by pharmaceutical and biotechnology companies, academic research centers and other companies that rely upon laboratory experimentation. Although our microfluidic drug discovery and automated electrophoresis systems have been marketed and sold commercially for over ten years, their accuracy, reliability, ease-of-use and commercial value have not yet gained widespread commercial acceptance. In 2008, we introduced a completely redesigned automated electrophoresis separations system, the LabChip GX and LabChip GXII, and in 2010 we released the LabChip XT, an automated nucleic acid fractionation instrument. Although the market reaction to our new LabChip GX and XT systems has been positive, if these systems do not continue to gain further market acceptance, our revenue may grow more slowly than expected or decline.

        Our strategy for our microfluidic-based screening products, such as the EZ Reader, and LabChip GX and XT systems, depends upon the early users of these systems buying additional units as they spread the adoption of this technology throughout their organizations worldwide. New customers for our LabChip GX and XT systems may wait for indications from these early users that these instruments work effectively and generate substantial benefits. If the early users of our EZ Reader and LabChip GX and XT instrument systems do not endorse the further adoption of these systems because they fail to generate the expected quantities and quality of data, are too difficult or costly to use, or are otherwise deficient in meeting the needs of these customers, further sales of these systems to these early users may be limited, and sales to new users will be more difficult.

        For all of the foregoing reasons, we cannot assure you that our efforts to increase the adoption of our LabChip-based drug screening and automated electrophoresis and fractionation systems, by both existing and new users, will be expeditious or effective.

        In summary, market acceptance of our LabChip systems will depend on many factors, including:

  •
  our ability to demonstrate the advantages and potential economic value of our LabChip drug discovery and automated electrophoresis separations and fractionation systems over alternative, well-established technologies;

  •
  our ability to penetrate new markets, such as next generation sequencing laboratories and protein fermentation facilities , with our LabChip GX and GXII automated electrophoresis separations systems;

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

If our in vivo and tissue imaging products and services do not become more widely used by pharmaceutical, biotechnology and life sciences researchers, our revenue will grow more slowly than expected or decline and make it more difficult for us to achieve or maintain profitability.

        The commercial success of all of our imaging systems will depend upon the continuing adoption of our technology as a preferred method to perform in vivo biological assessment. Such continuing adoption depends upon these products meeting the technical and cost requirements for in vivo biological assessment within the life sciences industry. Widespread market acceptance will depend on many factors, including:

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

        We cannot assure you that our imaging systems will achieve widespread market acceptance in a timely manner or at all, or to a degree that will allow our business to achieve success.

Failure to maintain our credit facility borrowing base, raise additional capital or generate the significant capital necessary to expand our operations and invest in new products could reduce our ability to compete and result in lower revenue.

        We anticipate that our existing capital resources, including amounts available under our credit facility, together with the revenue to be derived from our commercial partners and licensees and from commercial sales of our products and services, will enable us to maintain currently planned operations through at least 2012. However, this expectation is based on our current operating plan, and our ability to maintain our borrowing base and remain in compliance with various covenants of our bank credit facility, which may change as a result of many factors, including conditions in the market for our products and services as well as the prospect of future acquisitions or other investing activities that could require substantial additional financing. Consequently, we may need additional funding sooner than anticipated. Turmoil in the world's financial markets, such as the financial crisis in 2008 from which global markets are still recovering, may make it difficult or impossible for us to raise additional capital. Our inability to raise capital when needed would seriously harm our business and product development efforts. Alternatively, in the event that we are able to do so, we may choose to raise additional capital due to market conditions or strategic considerations even if we believe that we have sufficient funds for our current or future operating plans. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of these securities could result in dilution to our stockholders.

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

        On December 30, 2010, we entered into a Third Amended and Restated Loan and Security Agreement with a bank, amending our $25 million credit facility. We utilize the credit facility as a source of capital for ongoing operations and working capital needs. The principal effect of this modification was to extend the maturity date of the credit facility from April 1, 2011 to April 1, 2013. The modification also established financial covenants that are tested as of the last day of each quarter. The Agreement is filed as an exhibit to this Annual Report on Form 10-K.

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

        Our ability to remain in compliance with applicable loan covenants through the credit facility's maturity in April 2013 depends upon our ability to achieve results that are materially consistent with our internal operating plans. If a material adverse change occurs within our business, or we fail to achieve our anticipated operating results, we may become in default of one or more covenants under the credit facility, which would require us to ask the bank to waive the covenants and these waivers may or may not be granted. If such events were to occur, we have no alternative committed sources of capital.

We receive significant revenue from out-licensing our patent estates for in vivo optical imaging methods and microfluidic technology, and may not be able to replace such revenue upon the expiration of those patents.

        We own or exclusively in-license a number of patents for which we have received significant revenue by out-licensing such patents to third parties, including the patents for in vivo optical imaging methods that we exclusively in-license from Stanford University mentioned below, as well as patents in our extensive microfluidics technology patent estate. The in vivo optical imaging patents that we exclusively in-license from Stanford University expire in mid-2014, and a limited number of our microfluidic patents that we in-license from the University of Pennsylvania will also begin to expire in 2012. Our revenue growth rate will be adversely impacted by the loss of license revenue as these patents expire, especially if we are not be able to develop new patent-protected products or technologies for out-licensing that can be used to offset the decline in license revenue due to the expiration of our existing patents.

We receive significant licensing revenue from commercial users of our patented in vivo optical imaging methods, and our ability to continue to receive this licensing revenue in the future will depend upon our ability to convince commercial users of the value of our patented imaging methods and our ability to enforce and defend the validity of such patents.

        We exclusively in-license from Stanford University a portfolio of patents covering a broad range of methods for in vivo, noninvasive imaging of light generated from within mammals, which portfolio of patents include U.S. Patent No. 5,650,135 and a number of other patents that issued from continuation applications relating to the '135 patent. The patents in this portfolio cover broad methods of in vivo imaging of generated light. We actively out-license these patents to entities performing preclinical drug discovery and development research. These licenses, in the case of commercial entities, require the payment of fees in order to perform the patented imaging methods. Our ability to maintain and increase the revenue we obtain from this licensing program will depend upon our continuing ability to convince researchers of the value of these patented imaging methods, as well as our ability to successfully defend the validity of the patents in this portfolio. It is possible that entities will seek to invalidate one or more patents included in this portfolio, either through litigation or through a reexamination process with the USPTO to challenge the patentability of the patent claims. For example, in November 2007 VisEn Medical filed a request with the USPTO for an inter partes reexamination of U.S. Patent No. 7,255,851. In January 2008, the USPTO granted VisEn's request for a reexamination of the '851 patent, and in February 2009 the USPTO issued an "Action Closing Prosecution" which rejected the claims of the '851 patent. The rejected claims of the '851 patent were substantially different from the claims in the remaining patents in the '135 patent family. However, there can be no assurance that one or more of the other patents included in our in vivo imaging patent portfolio could be held to be invalid, or the scope of their claim coverage could be a narrowed through similar legal action taken by other competitors. For example, in February 2010 we and Stanford University filed a complaint for patent infringement against Carestream Health, Inc. which alleges infringement by Carestream of certain patents in the '135 patent family, and in this litigation Carestream has alleged that the patents asserted against it are invalid. If one or more of the patents in the '135 patent family are held to be invalid, our revenue from out-licensing this portfolio may decline.

        Because we receive revenue principally from pharmaceutical and biotechnology companies and biomedical research and academic institutions, changing economic conditions faced by those companies and institutions, as well as their capital spending policies, may have a significant effect on the demand for our products. In addition, many biomedical research and academic institutions rely on government grants to purchase our products and reductions in government funded grants due to current government budget constraints may reduce this source of funding for our products.

        We market our products to pharmaceutical and biotechnology companies and to academic and other biomedical research institutions, and the changes to capital spending policies of these entities could have a significant effect on the demand for our products. These policies vary significantly among different customers and are based on a wide variety of factors, including the resources available for purchasing research equipment, the spending priorities among various types of research companies and the policies regarding capital expenditures. In particular, economic conditions and regulatory requirements faced by pharmaceutical and biotechnology companies have at certain times directly affected their capital spending budgets. In addition, continued consolidation within the pharmaceutical industry, including the cost reductions often implemented during such consolidations, will likely delay and may potentially reduce capital spending by pharmaceutical companies involved in such consolidations. During the past several years, many of our customers and potential customers, particularly in the biopharmaceutical industry, have reduced their capital spending budgets because of generally adverse prevailing economic conditions, consolidation in the industry and increased pressure on the profitability of such companies, due in part to competition from generic drugs. If our customers and potential customers do not increase their capital spending budgets, because of continuing adverse economic conditions or further consolidation in the industry, we could face weak demand for our products. Similarly, a decrease in the availability of grant money due to reductions in the amount of governmental budgets allocated to funding research grants, as well as to reductions in the value of university and other institutional endowments due to significant worldwide declines in the value of financial and real estate assets during the past several years, may impact our sales to biomedical research and academic customers. Developments involving safety issues for widely used drugs, including actual and/or threatened litigation, also may affect capital spending by pharmaceutical companies. Any decrease or delay in capital spending by life sciences or chemical companies or biomedical researchers could cause our revenue to decline and harm our profitability.

        In addition, consolidation within the pharmaceutical industry may not only affect demand for our products, but also existing business relationships. For example, if two or more of our present or future customers of our optical imaging instruments merge, we may not receive the same aggregate amount of fees under one license agreement with the combined entity that we received under separate license agreements with these customers prior to their combination. Moreover, if one of our optical imaging customers merges with an entity that is not such a customer, the new combined entity may seek to terminate or not renew our license agreement. Any of these developments could cause our revenue to decline, or to grow more slowly than we anticipate.

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

  •
  acquisitions of other companies or businesses, or sales of business units or divisions;

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

Our commercial success will depend partly on our ability to operate without infringing or misappropriating the proprietary rights of others.

        We may be exposed to future litigation by third parties based on claims that our products or services infringe the intellectual property rights of others. This risk is exacerbated because there are numerous issued and pending patents in the life sciences industry and the validity and breadth of life sciences patents involve complex legal and factual questions. Our competitors may assert that their U.S. or foreign patents may cover our products and the methods we employ. For example, until February 2008 we were involved in patent litigation with AntiCancer, Inc. in which AntiCancer had alleged that we have infringed certain of its patents. Although this litigation was resolved through a settlement and cross-license agreement between the parties, there can be no assurance that we will be able to settle other infringement claims on a favorable basis in the future. More recently, in July 2010, Carestream Health, Inc. filed a complaint against us which alleges that our IVIS Lumina XR optical imaging instrument with x-ray imaging capability infringes U.S. Patent No. 7,734,325, which was issued to Carestream by the U.S. Patent and Trademark Office in June 2010. Although we strongly believe that our Lumina XR instrument does not infringe the '325 patent, and that the '325 patent is invalid, the outcome of this litigation is not certain. Also, because patent applications can take many years to issue, there may be currently pending applications of which we are unaware that may later result in issued patents that our products may infringe. There could also be existing patents of which we are not aware that one or more of our products may inadvertently infringe.

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

        Our business is highly competitive and our growth is dependent upon market growth and our ability to enhance our existing products, introduce new products on a timely basis and offer our customers products that provide a more complete solution. One of the ways we may address the need to develop new products is through acquisitions of complementary businesses and technologies, such as our acquisition of Xenogen in August 2006 and our acquisition of CRi in December 2010. From time to time, we consider and evaluate potential business combinations involving our acquisition of another company and transactions involving the sale of our company through, among other things, a possible merger or consolidation of our business into that of another entity.

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

        We currently manufacture our products in various leased facilities. We rely on a single manufacturing location to produce our microfluidic chips in Mountain View, California, and a single manufacturing location in Hopkinton, Massachusetts to produce laboratory automation, microfluidic instrument, imaging and robotics systems, with no alternative facilities. We are in the process of consolidating CRi's manufacturing operations from Woburn, Massachusetts into our manufacturing operations in Hopkinton, Massachusetts. We rely on our facility in Alameda, California to produce Bioware cells and microorganisms. Our in vitro and in vivo screening services are performed at a single facility located in Hanover, Maryland. These facilities and some pieces of manufacturing equipment are difficult to replace and could require substantial replacement lead-time. If any of our facilities are closed on a temporary or permanent basis, our revenue could decline significantly.

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

If we lose the services of one or more of our executive officers, our business could be adversely impacted.

        We are dependent upon a limited number of key management personnel, including E. Kevin Hrusovsky, the President and Chief Executive Officer. If we lose the services of Mr. Hrusovsky or other executive officers and do not replace them with experienced personnel, that loss of talent and experience could make our business plan, which is dependent on active growth and management, more difficult to implement and could adversely impact our business, financial condition and results of operations. In addition, our success will be dependent upon our ability to attract and retain additional highly qualified personnel, and there can be no assurance that we will be successful in our efforts to attract and/or retain qualified personnel.

Our tax net operating losses and credit carryforwards may expire if we do not achieve or maintain profitability, or if tax regulations are changed such that they no longer allow previously generated tax net operating losses to be utilized.

        As of December 31, 2010, we had federal and state net operating loss carryforwards of approximately $279.3 million and $114.0 million, respectively. We also had federal and state research and development tax credit carryforwards of approximately $8.6 million and $4.9 million, respectively. The federal net operating loss and credit carryforwards will expire at various dates through 2030 if not utilized. The current remaining state net operating losses have varying expiration dates through 2030. In 2010 and 2009, the State of California suspended the use of net operating losses by corporations to reduce taxable net income which is apportioned to California. In 2010 and 2009, we incurred a state tax liability in California as a result of not being able to utilize previously generated losses. As of December 31, 2010, our California tax net operating losses amounted to $47.3 million.

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

        We may not be able to meet the expectations of our customers for a number of reasons. For example, our lab automation, microfluidic, and imaging instruments are all relatively complex systems, and certain components of these systems are specially manufactured by our limited and/or single-source suppliers. Supply of these parts to us requires adequate lead-time that can result in production delays. If we experience unexpected shifts in customer demand that require increases to planned manufacturing, we may experience production delays that could restrict our sales growth. Also, if we do not consistently manufacture these systems at a sufficiently high level of quality, we could lose customers and fail to acquire new customers if they choose a competitor's product because our systems do not perform in accordance with our customers' expectations. If we are unable to meet customer expectations for any of our instrument systems, it would adversely affect our financial results and restrict our sales growth.

We depend on a limited number of suppliers for components of imaging systems, and we will be unable to manufacture or deliver our products if shipments from these suppliers are interrupted or are not supplied on a timely basis.

        We use original equipment manufacturers, or OEMs, to supply various components of our imaging systems, including the cameras, imaging chambers, and certain subassemblies, filters and lenses. We obtain these key components from a small number of sources. For example, the lens for our IVIS

Spectrum is obtained from a single source on a purchase order basis, and the CCD cameras for all of our imaging systems are obtained from a single source pursuant to a binding supply agreement. From time to time, we may experience delays in obtaining components from certain of our suppliers, which may have a negative impact on our ability to produce imaging systems. In the event of a disruption or discontinuation in supply, we believe that alternative sources for certain of these components would not be available on a timely basis, which would disrupt our operations and impair our ability to manufacture and sell our imaging systems. Our dependence upon outside suppliers and OEMs exposes us to risks, including:

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

        Goodwill is not amortized, but is reviewed for impairment at least annually. The results of this year's impairment test are as of a point in time. If the future growth and operating results of our business are not as strong as anticipated and/or our market capitalization declines further, this could impact the assumptions used in calculating the fair value in subsequent years. To the extent goodwill is impaired in future periods, its carrying value will be further written down to its implied fair value and a charge will be made to our earnings. Such an impairment charge would materially and adversely affect our GAAP reported operating results. As of December 31, 2010, goodwill and other intangible assets of $55.8 million were reported in our consolidated balance sheet.

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

        Our products and services are not presently subject to FDA regulation, although in 2011 we intend to evaluate and possibly pursue a FDA 510(k) submission for a microfluidic instrument and associated diagnostic panel. Many of our pharmaceutical and biotechnology licensees employ our technology to develop preclinical animal data on therapeutic products in development that may be submitted to governmental agencies as part of a regulatory application to commence human clinical testing or to commercialize their products. It is our belief that preclinical data collected using our technology has been submitted by several of our clients and accepted by the FDA to support commencement of clinical trials, and that in several cases regulatory approval has been received for a therapeutic product based, in part, on data collected using our technology. There can be no assurance that the FDA or other regulatory agencies will continue to accept preclinical data collected using our technology and submitted as part of an application to support initiation of clinical trials, or that such data can or will be used to support regulatory approval to commercialize therapeutic products.

        Additionally, exports of certain products, such as optical imaging systems, and biological reagents to foreign customers and distributors are or may in the future be governed by the International Traffic in Arms Regulations, the Export Administration Regulations, the Patriot Act and the Bioterrorism Safety Act. Although these laws and regulations do not restrict our present foreign sales programs, there can be no assurance that future changes to these regulatory regimes will not affect or limit our foreign sales.

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

        Our stock has been trading on the NASDAQ Global Market since mid-December 1999. We initially offered our common stock to the public at $16.00 per share. Since then our stock price has been extremely volatile and has ranged, through February 28, 2011 from a high of approximately $202.00 per share on March 2, 2000 to a low of $0.63 per share on November 21, 2008. Our stock price may drop substantially following an investment in our common stock. We expect that our stock price will remain volatile as a result of a number of factors, including:

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

        Our business locations as of December 31, 2010 were as follows:

Location	Principal Activities	Square Footage	Lease Expiration
Corporate Headquarters	— Manufacturing	108,000 occupied	December 2015; plus two
Hopkinton, MA	— Research & development	19,000 idled	5-year renewal options
	— Selling, general and administrative Functions	11,000 sublet
Mountain View, CA	— LabChip Manufacturing	21,700 occupied	November 2013; plus
		13,200 sublet	option for 5-year
		18,500 idled	renewal
Alameda, CA	— Molecular imaging, microfluidic and biology research and development	53,000 occupied 24,000 sublet	March 2019
Woburn, MA	— CRi operations	29,500 occupied	August 2015
Hanover, MD	— In vitro services business (office and laboratory space)	47,000 occupied	February 2017
International	— Sales and service operations	Approximately 31,000	Various through 2019
	— General and administrative Functions	in the aggregate

Item 3.   Legal Proceedings

        As reported previously, on February 23, 2010, Caliper, its wholly owned subsidiary Xenogen Corporation, and Stanford University filed a complaint for patent infringement against Carestream Health, Inc. ("Carestream") in the U.S. District Court for the Eastern District of Texas. Caliper, Xenogen and Stanford University seek a judgment that Carestream induced infringement of seven United States patents that Caliper, through Xenogen, exclusively licenses from Stanford University. Caliper and its co-plaintiffs seek an award of compensatory damages, trebled damages due to Carestream's willfulness, a permanent injunction and attorneys' fees against Carestream for its ongoing, indirect infringement of the patents-in-suit. The complaint was served on Carestream on February 26, 2010. On April 20, 2010, Carestream filed its answer to the complaint, denying it induces infringement of the asserted patents. Carestream also counterclaimed for declaratory judgments of non-infringement and invalidity of the asserted patents. Carestream also filed a motion to transfer the venue of the litigation to another District Court. Caliper and Carestream subsequently agreed to the transfer of this case to the U.S. District Court for the Northern District of California, where it is pending. The claim construction hearing for this case is presently scheduled for June 22, 2011, and the trial is presently scheduled for April 2012.

        On June 8, 2010, the U.S. Patent and Trademark Office ("PTO") issued U.S. Patent Number 7,734,325 ("the '325 Patent") to Carestream. The next day, Caliper filed a request for reexamination of all claims of the '325 Patent. On August 12, 2010, the PTO issued an order granting reexamination of all claims of the '325 Patent. On the same day, the PTO also issued an action closing prosecution of the reexamination of the '325 Patent. On September 29, 2010, the PTO issued a right of appeal notice notifying Caliper and Carestream of each party's right to appeal the examiner's determinations in the reexamination. Caliper filed a Notice of Appeal with the PTO on October 29, 2010, and filed its appeal brief on February 4, 2011. Carestream filed its reply to Caliper's appeal brief on March 7, 2011.

        On July 9, 2010, Carestream filed a complaint for patent infringement against Caliper in the U.S. District Court for the Western District of Wisconsin. Carestream's complaint alleges that Caliper's Lumina XR imaging system, which is a multi-modal imaging system with both optical and x-ray capabilities that Caliper first introduced in September 2009, infringes the '325 Patent and that Caliper indirectly infringes the '325 Patent. Caliper filed its answer to Carestream's complaint on August 2, 2010. Carestream's allegations of infringement do not involve any of Caliper's imaging products other than the Lumina XR. Caliper believes that the '325 Patent is invalid and that the Lumina XR system does not infringe the claims of the '325 Patent, and Caliper intends to defend against this lawsuit vigorously. With its complaint for patent infringement, Carestream also filed with the Court a motion for preliminary injunction to prevent Caliper from selling the Lumina XR system during the pendency of this litigation. Caliper filed its opposition to Carestream's motion for a preliminary injunction on October 20, 2010. The hearing on Carestream's preliminary injunction motion was held on March 4, 2011, but the Court has not yet issued an order regarding Carestream's preliminary injunction motion. On October 20, 2010, Caliper also filed a motion for summary judgment based on non-infringement of the '325 Patent. No hearing date for Caliper's summary judgment motion has been set by the Court. On November 10, 2010, Carestream filed a cross-motion for summary judgment of infringement, and Caliper filed its opposition to Carestream's summary judgment motion on December 10, 2010. No hearing date has been set by the Court for that motion. The claim construction hearing for this case was also held on March 4, 2011, but the Court has not yet issued its claim construction order. The trial for this case is presently scheduled for January 2012.

        On November 10, 2010, GenMark Diagnostics, Inc., a life sciences company based in Carlsbad, California, filed a complaint against Caliper in U.S. District Court for the Northern District of California, seeking declaratory judgment that either (i) GenMark's products do not infringe three microfluidic patents owned by Caliper (U.S. Patent Nos. 6,366,924; 6,399,025; and 6,495,104) and/or (ii) the claims of the three patents at issue are invalid. GenMark's complaint was served on Caliper on November 11, 2010. The complaint filed by GenMark did not contain any other claims against Caliper, other than a claim for recovery of reasonable attorneys' fees. Caliper had been in the beginning stages of license discussions with GenMark when it filed its complaint. GenMark agreed to extend the date on which Caliper is required to answer GenMark's complaint. On February 28, 2011, Caliper and GenMark entered an agreement under which Caliper agreed not to assert any infringement claims under certain specified patents against GenMark during the next six-month period and GenMark agreed to dismiss its complaint without prejudice. Caliper intends to continue its discussions with GenMark regarding a potential licensing arrangement during this six-month period.

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

Item 4.    Removed and Reserved

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

        Our common stock is traded on the NASDAQ Global Market under the symbol "CALP." The following table shows the high and low close prices per share of our common stock as reported by the NASDAQ Global Market for the periods indicated.

	High	Low
Fiscal 2010:
First Quarter	$3.97	$2.53
Second Quarter	$4.50	$3.77
Third Quarter	$4.50	$3.27
Fourth Quarter	$6.63	$3.97
Fiscal 2009:
First Quarter	$1.62	$0.78
Second Quarter	$1.91	$0.94
Third Quarter	$3.01	$1.41
Fourth Quarter	$2.92	$2.12

Stockholders

        As of February 28, 2011, there were approximately 292 holders of record of the 52,193,643 outstanding shares of our common stock.

Dividends

        We have never declared or paid any dividends on our capital stock. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business. Although we have no restrictions on paying cash dividends, we do not anticipate paying any cash dividends in the foreseeable future.

Unregistered Sales of Securities

        There were no sales of unregistered securities during the year ended December 31, 2010 that were not previously reported on a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

        None.

Performance Graph

        The following graph shows the total stockholder return of an investment of $100 in cash on December 31, 2005 for (i) Caliper's common stock, (ii) the NASDAQ Composite Index, (iii) The Caliper Peer Group and (iv) the NASDAQ Pharmaceutical Index. All values assume reinvestment of the full amount of all dividends and are calculated as of December 31 of each year:

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2010

        This Section is not "soliciting material," is not deemed "filed" with the SEC and is not to be incorporated by reference in any filing of Caliper under the 1933 Act or the 1934 Act whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Item 6.    Selected Financial Data

        The following table sets forth selected consolidated financial data for each of our last five fiscal years. The selected financial data for each of the five years in the period ended December 31, 2010 have been derived from the consolidated financial statements of the Company, which financial statements have been audited by Ernst & Young LLP, independent registered public accounting firm. The aforementioned consolidated financial statements and the report thereon are included elsewhere in this Annual Report on Form 10-K. This data should be read in conjunction with the detailed information, financial statements and related notes, as well as "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7. The historical results are not necessarily indicative of the results of operations to be expected in the future.

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except share data)
Statements of Operations Data(1)(2):
Revenues	$123,696	$130,412	$134,054	$140,707	$107,871
Costs and expenses	129,740	142,616	203,585	164,535	137,856

Operating loss	(6,044)	(12,204)	(69,531)	(23,828)	(29,985)
Interest income (expense), net	(350)	(681)	(794)	(547)	478
Other income (expense), net	11,042	4,879	2,640	579	469

Income (loss) before income taxes	4,648	(8,006)	(67,685)	(23,796)	(29,038)
Benefit (provision) for income taxes	(372)	(219)	(607)	(284)	104

Net income (loss)	$4,276	$(8,225)	$(68,292)	$(24,080)	$(28,934)

Net income (loss) per common share, basic	$0.09	$(0.17)	$(1.42)	$(0.51)	$(0.75)
Net income (loss) per common share, diluted	$0.08	$(0.17)	$(1.42)	$(0.51)	$(0.75)
Shares used in computing net income (loss) per common share, basic	50,105	48,896	48,114	47,301	38,743
Shares used in computing net income (loss) per common share, diluted	52,356	48,896	48,114	47,301	38,743

	As of December 31,
	2010	2009	2008	2007	2006
	(In thousands)
Balance Sheet Data(1)(2):
Cash, cash equivalents, marketable securities and short-term restricted cash	$34,846	$38,047	$26,701	$18,955	$24,937
Total assets	144,422	134,472	143,078	207,929	225,053
Borrowings under credit facility	—	14,900	14,900	12,900	8,587
Total stockholders' equity	90,688	73,010	76,738	141,186	157,409

(1)
The statement of operations data includes the results of Xenogen beginning August 9, 2006, and the results of CRi beginning December 17, 2010, the respective dates of these acquisitions. The balance sheet data incorporates the effects of these acquisitions as of December 31 of the year in which each respective acquisition was completed.

(2)
The statement of operations data excludes the results of the PDQ and AutoTrace product lines beginning November 10, 2008, and the results of the RapidTrace and TurboVap product lines beginning May 17, 2010, the respective dates of these divestitures. The statement of operations data also excludes the results of the Xenogen Biosciences operations beginning December 11, 2009, the date of this divestiture. The balance sheet data incorporates the effects of these divestitures as of December 31 of the year in which each respective divestiture was completed.

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

Overview

        Caliper Life Sciences, Inc. develops and sells innovative and enabling products and services to the life sciences community, a customer base that includes pharmaceutical, biotechnology and diagnostics companies, and government and other not-for-profit research institutions. We believe our integrated systems, consisting of instruments, software and reagents, our laboratory automation tools and our assay development and discovery services enable advances in the understanding of disease and will impact the realization of personalized medicine. Our strategy is to transform drug discovery by offering technologies and services that enhance researchers' ability to predict the effects that new drug candidates or existing approved drugs will have on different groups of humans, and also to enhance our customers' ability to offer companion diagnostic solutions that may allow prescribing the right drug to the right individual. Our offerings leverage our extensive portfolio of imaging, tissue analysis, microfluidics, automation and liquid handling technologies, and scientific applications expertise to address key opportunities and challenges in drug discovery and implementation of personalized medicine. These opportunities and challenges include enhancing the efficiency of the complex and costly process to conceive of and bring a new class of drugs to market, including enabling the development of a new class of drugs that can be prescribed based on characteristics of the individual patient referred to as personalized medicine. In addition, we believe our microfluidic systems can provide a highly accurate and reliable platform for life sciences research and for performing molecular diagnostics tests.

        We believe that increasing the clinical relevance of drug discovery experimentation at each stage of research from early stage, low cost in vitro testing (in an artificial environment) through later stage histology (cells and tissue), and in vivo (in a living organism) testing will have a profound impact on helping our customers to determine the ultimate likelihood of success of drugs in treating humans. Further, complementing this drug discovery enablement with companion diagnostic products to enable new drugs to be successful while efficiently and safely targeting a subpopulation of patients is critical to the future success of the pharmaceutical and biotechnology industries. With enabling offerings in the in vitro, in vivo, and ex vivo (cells and tissue) testing arenas, and a unique strategy of enhancing the "bridge" or linkages between research preclinical and clinical diagnostic testing, we expect to continue to address growing, unmet needs in the market, and to drive on-going demand for our products and services. These market needs are underscored by key challenges currently facing the pharmaceutical and biotechnology industry, including late-stage drug failures and unforeseen side effects coming to light late in the development process or after drugs are on the market.

        We offer an array of products, assays and services, many of which are based on our proprietary technologies, to address critical needs in preclinical drug discovery and development including sample preparation for next generation sequencing. Our products and technologies also enable research in other applications such as environmental and forensics testing. We also believe that our technology platforms may be able to provide ease of use, cost and data quality benefits for certain in vitro and in molecular vivo diagnostic applications. Our products and services are not presently subject to FDA regulation, although in 2011 we intend to evaluate and possibly pursue a FDA 510(k) submission for a microfluidic instrument and associated diagnostic panel.

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

        Our product and service offerings are organized into three core business areas—molecular imaging and tissue analysis ("Imaging"), discovery research ("Research"), and Caliper Discovery Alliances and Services ("CDAS")—with the goal of creating a more scalable infrastructure while putting increased focus on growth and profitability.

  •
  The Imaging business holds, we believe, a global leadership position in the expanding preclinical imaging market. Principal activities of this business area include the expansion of the IVIS imaging instrument system and related reagent product lines, development of new therapeutic area applications, facilitating additional imaging modalities including x-ray and micro computed tomography (micro CT). Included within this business area are our tissue imaging solutions that are being adopted by life sciences and clinical researchers who are developing more targeted (personalized) diagnostic, therapeutic and prognostic solutions, based on the enabling high-quality multiplexed solutions provided by our products.

  •
  The Research business is responsible for utilizing our core automation and microfluidic technologies, including our LabChip systems, to address an expanding array of opportunities in drug discovery and life science research, including molecular biology sample preparation for genomics (particularly next generation sequencing), proteomics, cellular screening and forensics.

  •
  CDAS is responsible for building drug discovery collaborations and alliances, and growing our sales of drug discovery services, with an emphasis on leveraging our core technologies to provide our customers with the option to purchase our instruments and reagents or to engage us to perform experiments for them using our instruments and reagents. The focus of CDAS is to capitalize on market "outsourcing" trends in preclinical drug research. During 2010, CDAS placed increased emphasis on developing and offering more comprehensive scientific solutions to our clients in the fields of oncology, predictive toxicology, immunology, and large molecules/biologics, which we believe represent opportunities with growing demand in the life sciences outsourcing and alliances segments.

2010 Key Highlights

CRi Acquisition

        On December 17, 2010, we completed our acquisition of CRi for $20.0 million, consisting of approximately $7.9 million in cash, issuance of 1,648,641 shares of our common stock valued at $10.3 million and the assumption of approximately $1.8 million in liability from a litigation settlement.

CRi develops and markets optical tissue imaging systems to advance biomedical research and molecular-based drug and diagnostic development. CRi's patented systems enable researchers and clinicians to quantify multiple disease and drug response markers in intact tissue samples, at a cellular level or in living small animals. CRi's products integrate a unique multispectral imaging technology with proprietary image analysis algorithms to achieve unparalleled accuracy and sensitivity, rapidly and cost-effectively.

TurboVap and RapidTrace Product Lines Divestiture

        On May 24, 2010, we completed the sale of our solvent evaporation and solid phase extraction product lines, consisting of the TurboVap and RapidTrace product lines, to Biotage LLC for approximately $16.5 million in cash. Upon the closing date, we and Biotage also entered into a two-year toll manufacturing agreement, with an option for a third year, pursuant to which we will exclusively manufacture the TurboVap and RapidTrace products in quantities requested by Biotage and sell such units to Biotage. The sale resulted in a $11.4 million gain before estimated income taxes of approximately $0.3 million.

2010 Summary Financial Performance

        Our total revenues for 2010 declined by approximately $6.7 million to $123.7 million, from $130.4 million in 2009 as a result of recent strategic divestitures. The divestitures of our former TurboVap and RapidTrace product lines in May of 2010 and, to a lesser extent, our XenBio operations in December of 2009, accounted for $16.5 million of revenue decline. Excluding the revenue impact of divestitures, total revenue for our ongoing business operations increased by approximately $9.8 million, or 9% in comparison to revenues in 2009 (see non-GAAP revenue table and related discussion below). This $9.8 million increase included revenue increases in our Imaging and CDAS business units of $9.0 million (17% increase) and $2.2 million (38% increase), respectively, offset by a decline in revenue from our Research business unit of approximately $1.3 million (3% decrease).

  •
  Product gross margins increased to 49% in 2010 versus 42% in 2009. This improvement resulted from favorable product mix changes toward higher gross margin instruments (LabChip and IVIS), increased revenue from consumable sales, and lower material costs resulting from low-cost product sourcing initiatives.

  •
  Service gross margins increased to 45% in 2010 from 32% in 2009 due principally to the divestiture of the XenBio service operations which carried a low margin as well as an increase in our in vitro services revenue driven primarily by the EPA ToxCast® project.

  •
  Operating expenses, consisting of research and development and selling, general and administrative expenses, increased $0.5 million in 2010, including a $1.9 million decrease from divestitures, net of our CRi acquisition in December 2010. The remaining $2.4 million increase was primarily due to higher legal expenses due to ongoing litigation and $0.9 million in CRi acquisition-related costs which both resulted in higher selling, general and administrative expenses.

  •
  Net income for 2010 was $4.3 million, or $0.08 per diluted share, compared to a net loss of $8.2 million, or $0.17 per share in 2009. The increase in earnings of $12.5 million was primarily due to the increase in gains from divestitures of $6.4 million, a decrease of $1.8 million in amortization expenses and improvements in gross margin, offset in part by an increase in restructuring charges of $1.4 million.

Revenue Performance by Strategic Business Unit

        The table below provides a reconciliation of our GAAP basis revenue to pro forma non-GAAP revenue results for 2010 and 2009, after giving effect to the divestures of the TurboVap and RapidTrace product lines which occurred in May 2010 and the divestiture of XenBio in December 2009. We believe this reconciliation provides a useful comparison for evaluating revenue performance between fiscal periods, but these non-GAAP comparisons are not intended to substitute for GAAP financial measures.

	Year Ended December 31,
			Non-GAAP Adjustments(1)
	GAAP				Non-GAAP
							GAAP % Chg	Non-GAAP % Chg	Organic % Chg(2)
	2010	2009	2010	2009	2010	2009
	(in thousands)
Imaging	$60,621	$51,837	$—	$(216)	$60,621	$51,621	17%	17%	19%
LabChip	29,676	27,962	—	—	29,676	27,962	6%	6%	7%
Automation	25,497	34,744	(3,609)	(9,798)	21,888	24,946	(27)%	(12)%	(12)%

Research	55,173	62,706	(3,609)	(9,798)	51,564	52,908	(12)%	(3)%	(2)%
Services (CDAS)	7,902	15,869	—	(10,125)	7,902	5,744	(50)%	38%	38%

Total revenue	$123,696	$130,412	$(3,609)	$(20,139)	$120,087	$110,273	(5)%	9%	10%

(1)
For purposes of comparing growth rates for the three principal product and service groups within our business, the above non-GAAP table reconciliations exclude revenues related to the TurboVap and RapidTrace product lines divested in May 2010, the AutoTrace product lines divested in November 2008, as well as revenues related to Xenogen Biosciences Corporation which was divested in December 2009.

(2)
The term "Organic" revenue growth eliminates foreign currency movements in addition to the impact of divestitures, to reflect growth percentages on a constant currency basis. Currency effects were $0.9 million during the twelve months ended December 31, 2010.

        The following discussion describes the non-GAAP revenue changes in our key revenue categories during 2010 as reflected in the table above:

        Imaging revenues increased by 17% to $60.6 million during the year ended December 31, 2010 from $51.6 million in 2009. The Imaging revenue increase was primarily driven by a 14% increase in instrument placements within the year due to continued adoption of our optical imagers and the incremental impact of our anatomical imaging instruments, Lumina XR and Quantum FX µCT. Increases within service revenue and license revenues also contributed to the growth in 2010.

        Research revenues attributable to ongoing product lines decreased by 3% on a non-GAAP basis to $51.6 million during 2010 from $52.9 million in 2009. Within Research revenues, LabChip product family revenues increased by 6%, or $1.7 million, as a result of customer demand for LabChip GX instruments resulting from increased market investment in genomics and targeted therapeutic research applications and the third quarter 2010 launch of the LabChip XT, an automated nucleic acid fractionation instrument which eliminates a key bottleneck in next generation sequencing. Automation product family revenue decreased by 12%, or $3.1 million, as a result of weakness in demand for non-application specific liquid handling solutions. During 2010, we transitioned our Automation platforms to support the rapidly growing biotherapeutic research and next generation sequencing sample-preparation markets, including automating our LabChip instrument platforms, which contributed to the Automation revenue decline compared to 2009. We believe we will experience revenue improvement in Automation as our reconfigured platforms are adopted by our customers.

        CDAS revenues increased by 38% on a non-GAAP basis to $7.9 million during 2010 from $5.7 million in 2009. The net increase resulted primarily from compound screening and analysis performed upon Phase II task orders under our contract with the EPA for its ToxCast screening program.

Overall Economic Outlook

        During 2010, pre-clinical research in the areas of genomics, biotherapeutic discovery, next generation genome sequencing and molecular imaging contributed to our revenue growth. In addition, we experienced a significant increase in activity under the EPA ToxCast project as we recognized compound screening revenues of $3.6 million in 2010, compared to $0.2 million in 2009 when the project experienced program delays, especially with regard to timing of compound delivery during 2009. Our outlook moving into 2011 remains cautiously optimistic based upon indications of gradual economic recovery, recent new orders under our EPA ToxCast project, the addition of CRi's tissue imaging systems to our portfolio of products, and assuming stable or increased NIH spending. In addition, in 2010 we formed several new strategic relationships including supply agreements with Agilent and Sony and co-marketing agreements with Illumina and Life Technologies. In early 2011 we finalized a distribution agreement with Seegene. We estimate that these agreements will have a positive impact on increasing our revenues in 2011. We believe the American Reinvestment and Recovery Act of 2009 (Stimulus Package), had a beneficial impact of approximately $2.0 million on our revenues in 2010. We believe we will see a general easing of stimulus-driven orders in 2011, which is not likely to have a material overall impact on our business. In addition, we expect that our revenues will benefit modestly by approximately 1% based upon current foreign exchange rates, should they remain in effect throughout 2011.

Results of Operations

Revenue

	Year Ended December 31, 2010	$ Change	% Change	Year Ended December 31, 2009	$ Change	% Change	Year Ended December 31, 2008
	(In thousands)
Product revenue	$85,988	$(161)	(—)%	$86,149	$1,000	1%	$85,149
Service revenue	25,146	(6,325)	(20)%	31,471	(6,263)	(17)%	37,734
License fees and contract revenue	12,562	(230)	(2)%	12,792	1,621	15%	11,171

Total revenue	$123,696	$(6,716)	(5)%	$130,412	$(3,642)	(3)%	$134,054

        Product Revenue.    Product revenue decreased by $0.2 million in 2010, compared to 2009, including a $6.3 million decrease in product revenues from divested product lines. Product revenues from ongoing product lines increased $6.1 million during the year, including an increase in Imaging product sales of $6.3 million, or 17%, and a decrease in Research revenues of $0.2 million, compared to 2009. The Imaging product sales increase was due to a 14% increase in IVIS instrument placements (176 units in 2010 compared to 154 units in 2009) as well as an increase in overall average selling price which was favorably impacted by Spectrum and Lumina XR sales. Within Research product revenues during 2010, microfluidic (LabChip) product revenues increased $2.6 million, or 12%, compared to 2009 primarily due to growth in LabChip GX instrument placements and the initial commercial sales of the LabChip XT product line following its launch in September 2010, which were partially offset by a decrease in EZ Reader instrument sales. Also within Research, Automation product sales decreased 16%, or $2.8 million, during 2010 compared to 2009. The decrease in automation product revenues during 2010 was primarily due to lower sales of non-application specific liquid handling instruments and systems and the transitioning of our Automation platforms to be positioned for higher growth market opportunities.

        Product revenue increased by $1.0 million in 2009, compared to 2008, which was comprised of a $7.6 million increase in ongoing product lines and a $6.6 million decrease due to divested product lines. This decrease principally related to revenue of our former PDQ and AutoTrace product lines which we divested in the fourth quarter of 2008. The $7.6 million increase in ongoing product revenues included increases of, $5.0 million, or 16%, from 2008 Imaging product sales and $2.6 million, or 5%, from 2008 Research product sales. The Imaging product sales increase was due to a 9% increase in IVIS instrument placements as well as a 14% increase in reagent sales related to the IVIS product lines. The increase in Research product sales was comprised of an increase in microfluidic product revenues of $5.0 million, or 29%, while automation product revenues decreased by $2.5 million, or 9%. The increase in microfluidic revenues during 2009, compared to 2008, was primarily due to (a) a $2.2 million increase in sales of our LabChip GX instruments which was driven by an increase in instrument placements (109 units in 2009 compared to 62 units in 2008); and (b) a $2.8 million, or 68%, increase in sales of microfluidic consumables (chips, kits and reagents) resulting from growth in the installed base of LabChip instruments as well as an increase in the usage of Profiler Pro consumables by a single customer in 2009. The decrease in automation product revenues during 2009 compared to 2008 was primarily due to (a) a $1.6 million decrease in revenue from sales of our Staccato Automated Workstation instruments which was primarily the result of a single system sale in the second quarter of 2008; (b) a $0.7 million decrease in TurboVap instrument sales primarily within our European distribution channel as a result of the economic climate and the fact that the majority of sales are government funded where budgets were limited in 2009; and (c) a $1.2 million decrease in other automation revenues, primarily within accessory sales for liquid handling instrumentation. These decreases were offset in part by a $0.7 million increase in sales of our Zephyr liquid handling instrument and a $0.3 million increase in sales of our RapidTrace instrument.

        Service Revenue.    Total service revenue decreased $6.3 million in 2010, compared to 2009, including a decrease of $10.3 million as a result of the divestiture of XenBio and service revenue from divested product lines. Service revenues from ongoing revenue platforms increased $3.9 million during 2010, including a $2.2 million increase in CDAS service revenue and an increase of $1.8 million in instrument-related service revenues associated with Imaging and Research instrument offerings. The CDAS increase was comprised of an increase of $3.4 million in service revenues under the EPA ToxCast screening program, offset in part by a $0.6 million decrease in services with commercial customers, which was primarily attributed to the completion of a large oncology project with a single customer, and a $0.6 million decrease in other government contract services and alliance revenues. The $1.8 million increase in instrument service revenues was primarily due to an increase in service revenues generated from the Imaging and microfluidic instrument installed bases, offset in part by a decrease in automation service revenue.

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

        License Fees and Contract Revenue.    License fees and contract revenue decreased $0.2 million during 2010, compared to 2009, primarily as a result of revenue from a microfluidic license and settlement arrangement which was recognized in the fourth quarter of 2009, offset by new licensees secured during 2010 and an increase in Imaging license revenue of $0.9 million during 2010.

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

Cost of Revenue

	Year Ended December 31, 2010	$ Change	% Change	Year Ended December 31, 2009	$ Change	% Change	Year Ended December 31, 2008
	(In thousands)
Cost of
Product revenue	$43,739	$(5,897)	(12)%	$49,636	$(2,542)	(5)%	$52,178
Service revenue	13,767	(7,631)	(36)%	21,398	(3,341)	(14)%	24,739
License revenue	2,036	549	37%	1,487	10	1%	1,477

Total cost of revenue	$59,542	$(12,979)	(18)%	$72,521	$(5,873)	(7)%	$78,394

        Cost of Product Revenue.    Cost of product revenue decreased $5.9 million during 2010, compared to 2009, despite relatively flat product revenue within the year. The overall decrease in cost of product revenue was due to a 3.7% reduction in the cost of materials as a percent of product revenue, or approximately $3.2 million, as well as (a) a $0.7 million decrease in warranty expenses related to both materials and labor which are related to the success of quality initiatives implemented in 2009; (b) reduced excess and obsolete inventory provisions of $1.6 million resulting from improved inventory management, turnover, purchasing accuracy and a decrease in the need for provisions related to obsolete product offerings, in comparison to 2009; and (c) other cost reductions of approximately $0.4 million, including a reduction in royalty obligations and manufacturing variances.

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

        Cost of Service Revenue.    Cost of service revenue decreased during 2010, as compared to 2009, primarily due to our divestiture of XenBio in 2009, which incurred $8.6 million in service revenue generating costs during 2009. All other service costs increased by $1.0 million during 2010, primarily related to $0.6 million of increased spending on materials within our CDAS business to support the increased revenues from the EPA ToxCast screening project.

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

        Cost of License Revenue.    Cost of license revenue increased during 2010 compared to 2009 due primarily to an increase in cost of royalties related to the corresponding increase in Imaging license revenues as well as an increase in third party royalties owed on Imaging license revenues. Cost of license revenue, which is comprised of royalty payments to third parties as a result of our licensing activities, was flat in 2009 compared to 2008 primarily as a result of the obligations to third parties on fees received being relatively unchanged. Although the contract and license revenues from microfluidic and imaging technologies increased by $2.0 million, not all these revenues were subject to third party royalties and the license revenues within 2009 represented a greater concentration of internally developed patents versus third party patents, compared to 2008.

        Gross Margins.    Product gross margins increased to 49% in 2010, versus 42% in 2009. The seven point improvement resulted from product mix improvement created by revenue growth of higher margin instruments such as the LabChip GXII and IVIS instruments, in contrast to product revenues in 2009 which featured a higher mix of Automation products, which are more subject to competitive pricing, together with manufacturing efficiencies and lower material costs. The favorable product mix shift accounted for approximately 4 percentage points of gross margin improvement, and efficiencies related to manufacturing, procurement, warranty and distribution costs accounted for approximately 3 percentage points of gross margin improvement compared to 2009. Gross margin on service revenue was 45% for 2010, as compared to 32% for 2009. This increased service margin resulted primarily from the divestiture of XenBio, which had a service margin of only 12% in the same period of 2009 as well as improved service contribution margins from CDAS as a result of the EPA ToxCast revenues.

        Gross margin on product revenue was 42% for 2009, which was an improvement of 3 percentage points, compared to the same period in 2008. The improvement was driven by favorable product mix (i.e., instruments with lower cost relative to average selling price) and the benefit of production leverage from higher revenue volume, and part sourcing initiatives which produced lower material costs. Gross margin on service revenue was 32% for 2009, as compared to 34% for 2008. This decreased service margin resulted primarily from reduced cost leverage within the CDAS in vitro services business during 2009.

Operating Expenses

	Year Ended December 31, 2010	$ Change	% Change	Year Ended December 31, 2009	$ Change	% Change	Year Ended December 31, 2008
	(In thousands)
Research and development	$17,951	$70	—%	$17,881	$(2,040)	(10)%	$19,921
Selling, general and administrative	45,318	432	1%	44,886	(4,101)	(8)%	48,987
Impairment of goodwill	—	—	—	—	(43,365)	nm	43,365
Amortization of intangible assets	4,826	(1,763)	(27)%	6,589	(1,724)	(21)%	8,313
Restructuring charges, net	2,103	1,364	185%	739	(3,866)	(84)%	4,605

	$70,198	$103	—%	$70,095	$(55,096)	(44)%	$125,191

        Research and Development Expenses.    Research and development spending increased by $0.1 million during 2010, compared to 2009, primarily as a result of a $0.3 million increase in expense for materials and supplies, a $0.1 million increase in payroll and related expenses and a $0.1 increase related to CRi expenses incurred post acquisition. These costs were offset by a $0.2 million reduction in facility related costs that were accrued in restructuring charges resulting from the consolidation of our West Coast operations into our Alameda, California facility in late 2009, and a $0.2 million reduction in all other research and development costs.

        Research and development spending decreased by $2.0 million during the year ended December 31, 2009, compared to the same period in 2008, primarily as a result of $0.7 million in reduced facilities costs, that were accrued in restructuring charges relating to the consolidation and cost reduction efforts initiated in 2008, $0.7 million in reduced material and operating supplies, a $0.5 million reduction in severance costs during 2009 which related to actions taken in the first quarter of 2008 and a decrease in all other costs of $0.1 million.

        We continue to evaluate research and development spending based on anticipated revenues and market opportunities. As a percentage of revenues, we expect research and development spending to increase in 2011 as a result of our acquisition of CRi as well as planned investments within the area of molecular diagnostics. We will continue to closely manage discretionary spending on research programs with attractive commercial potential.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased by $0.4 million during 2010, compared to 2009, including a $1.6 million decrease in such expenses due to the divestiture of XenBio, a $0.4 million decrease in expenses due to the divestiture of product lines and a $0.2 million increase in expenses related to the recent acquisition of CRi. Excluding the impact of the divestitures and acquisition, selling and marketing expenses increased $2.3 million in 2010. The increase was primarily due to higher legal expenses due to ongoing litigation and $0.9 million in acquisition related costs in 2010 related to the CRi acquisition, partially offset by a $0.1 million net reduction within all other costs.

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

        Impairment of Goodwill.    We perform an annual impairment analysis of goodwill to determine if impairment exists, and may perform a test for the impairment of goodwill more frequently if events or circumstances indicate that goodwill may be impaired. Our annual goodwill impairment assessment has historically been completed at the beginning of the fourth quarter. No impairment of goodwill was identified in fiscal years 2010 and 2009. In 2008, as a result of our annual goodwill impairment analysis, we determined that goodwill was impaired by $43.4 million. The goodwill impairment assessment is more fully discussed in Footnote 8 of Notes to Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K.

        Amortization of Intangible Assets.    Amortization expense was $4.8 million, $6.6 million and $8.3 million during the years ended December 31, 2010, 2009 and 2008, respectively, related to assets acquired with our acquisitions of Zymark, NovaScreen and Xenogen. The decrease in 2010 relates, in part, to certain intangibles amortization being computed based upon the estimated timing of the undiscounted cash flows used to value each respective asset over the estimated useful life of the particular intangible asset, which results in reducing amortization over the life of the assets. During 2009, we recorded an impairment charge of $0.4 million related to NovaScreen intangibles that was recorded within amortization expense (see Footnote 8 of Notes to Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K). In addition, the decrease in amortization during 2009 was primarily related to the fact that the Zymark intangibles were 100% amortized as of July 13, 2008.

        Restructuring Charges, net.    We incurred restructuring charges in 2010, 2009 and 2008 related to consolidation of facilities, as well as acquisition and integration activities that are more fully discussed in Footnote 12 of Notes to Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K. During 2010, we recorded restructuring charges of $2.1 million which consisted of a $0.7 million charge incurred for employee separation costs in connection with the acquisition of CRi and $1.4 million in facility charges related to the shutdown of space in Mountain View, California and adjustments related to sublease assumptions. As a result of the employee separation, we anticipate saving approximately $1.4 million per year from CRi's historical expenditures, which will be phased in during 2011 with the savings expected to primarily affect the second half of 2011. The facility charge and adjustment relates to the shutdown of space on the first floor of our Mountain View facility as well as adjustments resulting from a sub-lease secured in the third quarter of 2010. We will continue to evaluate the assumptions within the original restructuring charges for our Mountain View and Hopkinton facilities. During the second or third quarter of 2011, we expect to incur a facility charge for the shutdown of the current CRi facility in Woburn, Massachusetts. The amount of the charge will depend on the sublease assumptions and market rates at the time of the shutdown.

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

Interest and Other Income and Expenses

	Year Ended December 31, 2010	$ Change	% Change	Year Ended December 31, 2009	$ Change	% Change	Year Ended December 31, 2008
	(In thousands)
Interest income	$33	$(25)	(43)%	$58	$(201)	(78)%	$259
Interest expense	(383)	356	48%	(739)	314	30%	(1,053)
Gain on divestitures	11,386	6,444	130%	4,942	2,823	133%	2,119
Other income (expense), net	(344)	(281)	(446)%	(63)	(584)	(112)%	521

	$10,692	$6,494	155%	$4,198	$2,352	127%	$1,846

        Interest Income.    Interest income decreased in both 2010 and 2009 primarily due to reduced interest yields and shorter overall maturity duration with respect to our cash equivalent and marketable securities investments.

        Interest Expense.    Interest expense decreased during 2010 compared to 2009, as a result of our decision, in the second quarter of 2010, to pay down our credit facility and no longer carry a balance. This decision resulted in a decrease in our weighted average outstanding credit facility borrowings which were $1.5 million during 2010 compared to $8.5 million during 2009. Interest expense decreased during 2009 compared to 2008, as a result of a decrease in our weighted average outstanding credit facility borrowings which were $8.5 million during 2009 compared to $13.6 million during 2008. During 2009, we sought to maintain lower average outstanding borrowings in order to mitigate interest costs, especially in light of limited yields available on cash equivalent and marketable security investment opportunities.

        Gain on Divestitures.    In May 2010, we divested our TurboVap and RapidTrace product lines and recorded a gain of $11.4 million on those divestitures. In December 2009, we divested our XenBio subsidiary and recorded a gain of $4.2 million. In November 2008, we divested our PDQ and AutoTrace product lines and recorded a gain of $2.1 million and an additional gain of $0.7 million in 2009 when funds were released from escrow. These divestitures are more fully discussed in Note 4 of Notes to Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K.

        Other Income (Expense), Net.    Other expense, net increased in 2010 compared to 2009 due primarily to a decrease in other income of approximately $0.1 million related to sublease income received on our St. Louis facility that ended in April 2010, as well as a decrease in realized income from marketable securities of $0.1 million. In addition, in 2010 there was an increase of approximately $0.1 million in foreign currency transaction losses. Net other income (expense), net decreased in 2009 compared to 2008 due primarily to an increase in transaction losses on foreign denominated accounts receivable resulting from a weaker U.S. dollar, on average for 2009, in comparison to primarily the Euro, the British Pound and Swiss Franc, offset in part by a stronger U.S. dollar, on average for 2009, in comparison to the Japanese Yen. During 2009, we incurred foreign currency transaction losses of approximately $0.3 million compared to gains of $0.5 million in 2008. This increase in expense was offset in part by a $0.1 million increase in sublease income from our St. Louis, Missouri facility.

Liquidity and Capital Resources

        As of December 31, 2010, we had $34.8 million in cash, cash equivalents, marketable securities and short-term restricted cash in addition to approximately $21.1 million of additional borrowing capacity under our existing credit facility described below, under which we did not have any outstanding borrowings as of December 31, 2010; however, we did have outstanding letters of credit of approximately $1.1 million as of December 31, 2010.

        On December 30, 2010, we entered into a Third Amended and Restated Loan and Security Agreement with a bank, amending our credit facility. The principal effect of this modification was to extend the maturity date of the credit facility from April 1, 2010 to April 1, 2013. The modification also established financial covenants that are tested as of the last day of each quarter.

        The credit facility permits us to borrow up to $25 million in the form of revolving loan advances, including up to $5 million in the form of letters of credit and other contingent reserves. Principal borrowings under the credit facility accrue interest at a floating annual rate equal to the bank's prime rate (4% at December 31, 2010). Under the credit facility, we are permitted to borrow up to $25 million, subject to a borrowing base limit consisting of (a) 80% of eligible accounts receivable plus (b) the lesser of 90% of our unrestricted cash at the bank or $15 million. Eligible accounts receivable do not include internationally billed receivables, unbilled receivables, and receivables aged over 90 days from invoice date. The credit facility serves as a source of capital for ongoing operations and working capital needs.

        The credit facility includes traditional lending and reporting covenants including that certain financial covenants applicable to liquidity and earnings are to be maintained by us and tested as of the last day of each quarter. We expect to remain in compliance with the covenants through the credit facility's maturity date based on current forecasts.

        The credit facility also includes subjective rights for the bank to accelerate the maturity date of the debt, lower the borrowing base or stop making advances, which are typical within asset based lending arrangements. We do not believe the bank will exercise these rights as long as we are meeting our covenants and are achieving our forecasts. The credit facility also includes several potential events of default such as payment default, material adverse change conditions and insolvency conditions that could cause interest to be charged at the interest rate in effect as of the date of default plus two percentage points, or in the event of any uncured events of default (including non-compliance with liquidity and earnings financial covenants), could result in the bank's right to declare all outstanding obligations immediately due and payable, to modify the borrowing base formula described above to reduce credit availability, or to cease making advances to us. Should an event of default occur, including the exercise of a material adverse change condition, and based on such default the bank were to decide to either (i) declare all outstanding obligations immediately due and payable, (ii) reduce our borrowing base, or (iii) stop making credit advances to us, we may be required to significantly reduce our costs and expenses, sell additional equity or debt securities, or restructure portions of our business which could involve the sale of certain assets. We believe, based on our current projections that the bank will continue to lend to us subject to the terms and conditions of the credit facility. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders. Furthermore, additional capital may not be available on terms favorable to us, if at all. In this circumstance, if we could not significantly reduce our costs and expenses, obtain adequate financing on acceptable terms when such financing is required or restructure portions of our business, our business would be adversely affected. In addition, the amount of available capital that we are able to access under the credit facility at any particular time is dependent upon the borrowing base formula, which ultimately relies on the underlying performance of the business. If economic conditions worsen and our business performance is not as strong as anticipated, then we could experience an event of default or a reduction in borrowing capacity under the credit facility, which if not cured to the bank's satisfaction, could have a potential adverse impact on our ability to access capital under our credit facility in order to fund 2011 operations. If such events were to occur, our business would be adversely affected.

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

        We believe our cash balance, working capital on hand at December 31, 2010, and access to available capital under our credit facility will be sufficient to fund continuing operations through at least March 31, 2013. Nevertheless, our actual cash needs could vary considerably, depending on opportunities and circumstances that arise over time. If, at any time, cash generated by operations is insufficient to satisfy our liquidity requirements, we may need to reduce our costs and expenses, sell additional equity or debt securities or draw down on our current credit facility if we have borrowing capacity. The inability to obtain additional financing may force other actions such as the sale of certain assets, or, ultimately, cause us to cease operations.

        On December 16, 2010, we filed, and the Securities and Exchange Commission subsequently declared effective, a universal shelf registration statement on Form S-3 that will permit us to raise up to $100 million of any combination of common stock, preferred stock, debt securities, warrants or units, either individually or in units, as described by the prospectus. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders. Furthermore, additional capital may not be available on terms favorable to us, if at all. Accordingly, no assurances can be given that we will be successful in these endeavors.

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

Cash Flows

	Year Ended December 31, 2010	$ Change	Year Ended December 31, 2009	$ Change	Year Ended December 31, 2008
	(In thousands)
Cash provided by (used in)
Operating Activities	$4,322	$2,379	$1,943	$13,140	$(11,197)
Investing Activities	$(84)	$(8,542)	$8,458	$(7,336)	$15,794
Financing Activities	$(14,107)	$(14,716)	$609	$(2,466)	$3,075

        Operating Activities.    In 2010, we generated $4.3 million of cash from operating activities which was primarily from net cash generated from daily operations of $6.0 million. In 2010, we made $1.7 million of payments for idle leased space while maintaining our current level of working capital.

        Investing Activities.    During 2010, net proceeds from the sale of our TurboVap and RapidTrace product lines generated $16.5 million of cash. We utilized $7.6 million in cash, net of cash acquired, to fund our acquisition of CRi. Purchases, sales and maturities of marketable securities utilized $6.7 million of cash. Our primary other investing activity was the purchase of $2.3 million of property and equipment which mainly consisted of information systems and leasehold improvements within our current facilities.

        Financing Activities.    During 2010, $14.9 million of cash was used to pay off the balance carried within our credit facility, which remains open to us for future borrowings should we decide to utilize it. This use of cash was partially offset by financing cash proceeds received from employee participation in our employee stock purchase plan and option exercises.

Contractual Obligations

        As of December 31, 2010, we had commitments under leases and other contractual obligations as follows (in thousands):

	Payments due by Period
Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 years
Assumed litigation settlement	$1,758	$342	$806	610	$—
Minimum royalty obligations	3,837	408	853	822	1,754
Non-idle operating lease obligations	29,618	4,511	9,419	8,831	6,857
Severance obligations	702	702	—	—	—
Idle facility obligations	3,763	1,547	2,027	189	—

Total obligations	$39,678	$7,510	$13,105	$10,452	$8,611

        In addition to the commitments in the table above, as of December 31, 2010, we had a non-cancelable purchase commitment in the amount of approximately $1.4 million with the foreign supplier of our glass stock used in the manufacturing of certain types of chips and approximately $1.7 million with our suppliers of cameras, lens assemblies and filters for in vivo imaging instrumentation. These commitments are excluded from the above table due to the fact they are not specifically related to a given time period. As of December 31, 2010, we have established $1.1 million in standby letters-of-credit, which restrict available borrowing under our credit facility, related to facility leases.

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

  •
  other factors not within our control.

2011 Financial Projections

        We are currently projecting 2011 full year GAAP revenue in the range of $135 to $145 million, including approximately one percentage point of anticipated currency benefit.

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

Off-Balance Sheet Arrangements

        As of December 31, 2010, Caliper did not have any "off-balance sheet arrangements," as that term is defined in the rules and regulations of the SEC.

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

        Our annual goodwill impairment assessment has historically been completed at the beginning of the fourth quarter. Goodwill is not amortized, but is reviewed for impairment at least annually. The results of the impairment test are as of a point in time. If the future growth and operating results of our business are not as strong as anticipated and/or our market capitalization declines, this could impact the assumptions used in calculating the fair value in subsequent years, and additional impairment charges may need to be recorded. To the extent goodwill is impaired, its carrying value will be further written down to its implied fair value and a charge will be made to our results of operations. Such an impairment charge would materially and adversely affect our GAAP reported operating results. As of December 31, 2010, we had recorded goodwill of $28.0 million in our consolidated balance sheet. No impairment of goodwill was identified in fiscal years 2010 and 2009.

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

        Valuation of Intangibles.    Our business acquisitions have resulted in intangible assets, net of accumulated amortization of $27.8 million as of December 31, 2010. The determination of the value of such assets requires management to make estimates and assumptions that affect our consolidated financial statements.

        We acquired CRi on December 17, 2010. In connection with this acquisition we used an independent appraisal to determine the fair value of intangibles related to the CRi business. The fair value was determined based upon income based approaches such as excess earnings and relief from royalty methodologies which utilized projected future discounted cash flows of identified intangible assets taking into account risks related to the characteristics and applications of the technology, existing and future markets and assessments of the life cycle stage of developed technology. The valuation approach took into consideration discount rates commensurate with the inherent risk and projected financial results associated with each identified intangible asset. Applicable discount rates used ranged from 15% to 20%.

        In connection with the acquisition of CRi, we recorded $2.3 million of in-process research and development related to three projects that were in existence as of the acquisition date. We expect the projects to be completed within the next 12 to 36 months. There are inherent risks and uncertainties associated with completing research and development and therefore the exact timing of completion is uncertain. Upon completion of the projects we will begin to amortize the value over the estimated useful life. If a project is abandoned we will write off the project value in that period. The intangible asset was valued in purchase accounting using the multi-period excess earnings approach which measures fair value by discounting expected future cash flows attributable to a single intangible asset.

        Long-lived Assets.    We review long-lived assets and identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If indicators of impairment exist, we assess recoverability of assets to be held and used by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. We perform the recoverability measurement and estimate undiscounted cash flows at the lowest possible level for which there are identifiable assets. If the aggregate undiscounted cash flows are less than the carrying value of the asset, we calculate the resulting impairment charge to be recorded based on the amount by which the carrying amount of assets exceeds the fair value of the assets. Actual cash flows could vary from the assumptions used in our assessment which could require future adjustments to our valuation of the assets. We report assets to be disposed of at the lower of the carrying amount or fair value less costs to sell.

        During 2009, there was a $0.4 million impairment charge related to NovaScreen intangibles that was recorded within amortization expense (see Footnote 8 of Notes to Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K).

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

        Accounts Receivable Reserves.    We grant credit to customers based on evaluations of their financial condition, generally without requiring collateral. We attempt to limit credit risk by monitoring our exposure for credit losses. This analysis may involve review of historical bad debts, customer concentrations, customer credit-worthiness, and current economic trends. We establish allowances for those accounts considered uncollectible based on the analysis of the recoverability of our trade accounts receivable performed at the end of each reporting period. Establishing an adequate allowance for doubtful accounts involves the use of considerable judgment and subjectivity. Actual results could vary from the assumptions we use to estimate the adequacy of our accounts receivable reserves which could require future adjustment to our reserve provisions. Our allowance for doubtful accounts was $1.1 million and $0.8 million as of December 31, 2010 and 2009, respectively. We wrote off $0.1 million, $0.2 million and $0.7 million of accounts deemed uncollectible in 2010, 2009 and 2008, respectively. The write off in 2008 relates to a distributor of our divested PDQ product line. The amount of the write off was fully reserved in prior years and was written off in 2008 because it was deemed uncollectible.

        Inventory Reserves.    We reserve or write off 100% of the cost of inventory that we specifically identify and consider obsolete or excess. We define obsolete inventory as inventory that will no longer be used in the manufacturing process. Excess inventory is generally defined as inventory in excess of projected usage, and is determined using management's best estimate of future demand at the time, based upon information then available to us. We use a twelve-month demand forecast and, in addition to the demand forecast, we also consider: (1) parts and subassemblies that can be used in alternative finished products; (2) parts and subassemblies that are unlikely to be impacted by engineering changes; and (3) known design changes which would reduce our ability to use the inventory as planned. Determination of the excess balance is highly subjective and relies in part on the accuracy of our forecasts and our assessment of market conditions. If actual conditions are less favorable than conditions upon which we base our estimates, additional write-downs may be required. Conversely, if conditions are more favorable than conditions upon which we base our estimates, inventory previously written down may be sold, resulting in lower cost of sales and higher income from operations in that period. During 2010, 2009 and 2008, respectively, we recorded charges of $0.7 million, $2.2 million and $1.7 million, respectively, to cost of product revenues for excess and obsolete inventories. The increases in excess and obsolete inventories occurred primarily as a result of product evolution and new product introductions.

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

        Factors that affect our warranty liability include the number of installed units, historical and anticipated rates of warranty claims, and cost per claim. We periodically assess the adequacy of our recorded warranty liabilities and adjust amounts as necessary. During 2010, 2009 and 2008, we recorded charges of $0.6 million, $1.8 million and $1.8 million, respectively, to cost of product revenues for estimated warranty costs. Actual results could vary from the assumptions we use to establish the warranty liability which could require future adjustments to our reserve positions.

        Restructuring Charges.    During the years ended December 31, 2010, 2009 and 2008, we recorded restructuring charges of $2.1 million, $0.7 million and $4.6 million, respectively, for exit plan activities which took place in current and prior periods and accounted for these plans in accordance with FASB ASC 420, Accounting for Costs Associated with Exit or Disposal Activities , and SEC Staff Accounting Bulletin No. 100 (SAB 100), Restructuring and Impairment . In accordance with such standards, management makes certain judgmental estimates related to these restructuring charges. For example, the consolidation of facilities required us to make estimates including with respect to contractual rental commitments or lease buy-outs for office space being vacated and related costs, and ability of the tenant to pay leasehold improvement write-downs, offset by estimated sublease income. We review on at least a quarterly basis our sublease assumptions. These estimates include anticipated rates to be charged to a sub-tenant and the timing of the sublease arrangement. If the rental markets change, our sublease assumptions may not be accurate and changes in these estimates might be necessary and could materially affect our financial condition and results of operations. For a further discussion of our restructuring activities, see Note 12 of the Notes to Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K.

Recent Accounting Pronouncements

        There have been no recent accounting pronouncements that would have, or are anticipated to have, a material impact on the presentation or disclosure of our financial results.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency

        As a multinational company, we are subject to changes in foreign currency fluctuations. We have operations in the United Kingdom, France, Germany, Belgium, Switzerland, Canada and Japan. To the extent our sales and operating expenses are denominated in foreign currencies, our operating results may be adversely impacted by changes in exchange rates. While foreign exchange gains and losses have historically been immaterial, we cannot predict whether such gains and losses will continue to be immaterial. We performed a sensitivity analysis assuming a hypothetical 10% movement in exchange rates applied to our projected foreign operations for the fiscal year 2010. A hypothetical 10% movement in exchange rates could materially impact our reported sales. However, because both sales and expenses are denominated in local currency, this analysis indicated that such movement would not have a material effect on net operating results or financial condition. Translation gains and losses related to our foreign subsidiaries are accumulated as a separate component of stockholders' equity. We do not currently engage in foreign currency hedging transactions, but may do so in the future.

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

        The potential change in fair value for interest rate sensitive instruments has been assessed on a hypothetical 100 basis point adverse movement across all maturities. We estimate that such hypothetical adverse 100 basis point movement would not have materially impacted net income or materially affected the fair value of interest rate sensitive instruments at either December 31, 2010 or 2009.

        As of December 31, 2010 we did not have any debt outstanding under our credit facility. If we had outstanding borrowings, the interest rate on the facility would be based on the bank's prime rate (currently 4%), which is periodically assessed based on the national prime rate, and therefore has direct and immediate response to changes in interest rates.

        Our primary investment objective is to preserve principal while at the same time maximizing yields without significantly increasing risk. Our portfolio includes money markets funds, commercial paper, medium-term notes, corporate notes, government securities, and corporate bonds. Our portfolio excludes auction rate securities. The diversity of our portfolio helps us to achieve our investment objective. As of December 31, 2010 and 2009, the average remaining maturities of our investment portfolio were approximately five and six months, respectively. All of our instruments are held other than for trading purposes. As of December 31, 2010 and 2009, unrealized losses were considered to be temporary due to the fact that although they are available to be sold to meet operating needs or otherwise, securities are generally held to maturity.

        The following table presents by year of maturity the amounts of our cash equivalents and investments, and related weighted average interest rates that may be subject to interest rate risk as of December 31, 2010:

	2011	2012	Total	December 31, 2010
Cash and money market funds:
Fixed rate securities (in thousands)	$24,614	$—	$24,614	$24,614
Average interest rate	—%	—	—%
Available for sale marketable securities:
Fixed rate securities (in thousands)	$8,816	$1,416	$10,232	$10,232
Average interest rate	0.29%	0.09%	0.26%
Total securities (in thousands)	$33,430	$1,416	$34,846	$34,846
Average interest rate	0.08%	0.09%	0.08%

        This differs from our position at December 31, 2009, which the following table presents (dollars in thousands):

	2010	2011	Total	Fair Value December 31, 2009
Cash and money market funds:
Fixed rate securities (in thousands)	$34,522	$—	$34,522	$34,522
Average interest rate	0.00%	—	0.00%
Available for sale marketable securities:
Fixed rate securities (in thousands)	$3,502	$23	$3,525	$3,525
Average interest rate	0.34%	0.00%	0.34%
Total securities (in thousands)	$38,024	$23	$38,047	$38,047
Average interest rate	0.03%	0.00%	0.03%

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

        Based on their evaluation as of December 31, 2010, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

        Management's report on internal control over financial reporting.    Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f), and 15d-15(f) for Caliper. As part of that process, as of December 31, 2010, the end of the fiscal year covered by this annual report on Form 10-K, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we carried out an assessment of the effectiveness of Caliper's internal control over financial reporting. The assessment was conducted following the framework in Committee of Sponsoring Organizations of the Treadway Commission (COSO) Internal Control—Integrated Framework (1992). The assessment did not identify any material weaknesses in our internal control over financial reporting and our management concluded that our internal control over financial reporting was effective as of December 31, 2010. The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

        The Board of Directors and Stockholders of Caliper Life Sciences, Inc.

        We have audited Caliper Life Sciences' internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Caliper Life Sciences' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Caliper Life Sciences maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Caliper Life Sciences as of December 31, 2009 and 2010, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2010 of Caliper Life Sciences and our report dated March 11, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
March 11, 2011

Item 9B.    Other Information

        Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        Information concerning our Directors and Executive Officers is incorporated by reference from the discussion responsive thereto under the captions "Executive Officers and Key Employees," "Section 16(a) Beneficial Ownership Reporting Compliance," "Code of Business Conduct and Ethics," and "Nominating and Corporate Governance Committee" in the Proxy Statement for our 2011 Annual Meeting of Stockholders or in a future amendment to this Annual Report on 10-K and is incorporated herein by reference.

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

Item 11.    Executive Compensation

        Information concerning director and executive compensation required by this Item 11 will be set forth in the sections entitled "Executive Officer and Director Compensation," "Compensation Discussion and Analysis," "Compensation Committee Interlocks and Insider Participation," "Compensation Committee Report" and "Risks Related to Compensation Practices and Policies" contained in our Proxy Statement for our 2011 Annual Meeting of Stockholders or contained in a future amendment to this Annual Report on Form 10-K and incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information concerning security ownership of certain beneficial owners and management required by this Item 12 will be set forth in the section entitled "Security Ownership of Certain Beneficial Owners and Management" contained in our Proxy Statement for our 2011 Annual Meeting of Stockholders or in a future amendment to this Annual Report on 10-K and is incorporated herein by reference.

        Information concerning securities authorized for issuance under equity compensation plans required by this Item 12 will be set forth in the table entitled "Equity Compensation Plan Information" and information thereunder contained in our Proxy Statement for our 2011 Annual Meeting of Stockholders or in a future amendment to this Annual Report on Form 10-K and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions and Director Independence

        Information concerning certain relationships and related transactions required by this Item 13 will be set forth in the section entitled "Certain Relationships and Related Transactions" and "Compensation Discussion and Analysis" contained in our Proxy Statement for our 2011 Annual Meeting of Stockholders or in a future amendment to this Annual Report on 10-K and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

        Information concerning principal accountant fees and services required by this Item 14 will be set forth in the section entitled "Principal Accountant Fees and Services" contained in our Proxy Statement for our 2011 Annual Meeting of Stockholders or in a future amendment to this Annual Report on 10-K and is incorporated herein by reference.

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

        (3)   Exhibits:

        The following is a list of exhibits filed as part of this Annual Report on Form 10-K:

Exhibit Number		Description of Document
2.2	(17)(31)	Asset Sale and Purchase Agreement, dated as of October 29, 2008, by and between Sotax Corporation and Caliper Life Sciences, Inc.
2.4	(17)(33)	Stock Purchase Agreement, dated December 11, 2009, by and between Taconic Farms, Inc., Xenogen Corporation and Caliper Life Sciences, Inc.
2.5	(3)(34)	Asset Purchase Agreement, dated as of May 17, 2010, by and between Biotage LLC and Caliper Life Sciences, Inc.
2.6	(35)
		Agreement and Plan of Merger, dated as of December 8, 2010, by and among Caliper Life Sciences, Inc., Cricket Acquisition Corporation, Cambridge Research & Instrumentation, Inc., and Theodore I. Les, solely in his capacity as the representative of the stockholders of CRi.
3.1	(14)	Amended and Restated Certificate of Incorporation of Caliper.
3.2	(7)	Certificate of Designation of Series A Junior Participating Preferred Stock.
3.3	(21)	Amended and Restated Bylaws of Caliper.
4.1		Reference is made to Exhibits 3.1, 3.2 and 3.3.

Exhibit Number		Description of Document
4.2	(15)	Specimen Stock Certificate.
4.3	(36)	Rights Agreement, dated as of December 18, 2001, between Caliper and Wells Fargo Bank Minnesota, N.A., as Rights Agent.
4.11	(22)	Registration Rights Agreement by and between Caliper and The Berwind Company LLC, dated as of December 18, 2007.
10.1	(1)	Lease Agreement, dated December 1, 1998, between Caliper and 605 East Fairchild Associates, L.P.
10.2	(1)(2)	1996 Equity Incentive Plan.
10.3	(1)(2)	1999 Equity Incentive Plan.
10.4	(1)(2)	1999 Employee Stock Purchase Plan.
10.5	(1)(2)	1999 Non-Employee Directors' Stock Option Plan.
10.6	(2)(15)	Form of Grant Agreement for 1999 Equity Incentive Plan—Option Awards.
10.7	(2)(15)	Form of Grant Agreement for 1999 Equity Incentive Plan—Restricted Stock Unit Awards.
10.8	(2)(15)	Form of Grant Agreement for 1999 Non-Employee Directors' Stock Option Plan.
10.9	(1)(2)	Form of Indemnification Agreement entered into between Caliper and its directors and executive officers.
10.10	(1)(3)	Collaboration Agreement, dated May 2, 1998, between Caliper and Hewlett-Packard Company (now Agilent Technologies, Inc.).
10.11	(2)(15)	Form of Stock Option Grant Agreement for Acquisition Equity Incentive Plan.
10.12	(2)(15)	Form of Stock Award Agreement for Acquisition Equity Incentive Plan (pro rata vesting).
10.13	(2)(15)	Form of Stock Award Agreement for Acquisition Equity Incentive Plan (5 year cliff vesting).
10.14	(29)	Lease Agreement, dated as of April 25, 2005, between Caliper and BCIA New England Holdings LLC.
10.17	(2)(15)	Non-Employee Directors' Cash Compensation Plan.
10.18	(2)(37)	Caliper Performance Bonus Plan.
10.23	(1)(2)	The Corporate Plan for Retirement Select Plan Adoption Agreement and related Basic Plan Document.
10.29	(2)	Amended and Restated Key Employee Change of Control and Severance Benefit Plan as of December 8, 2010.
10.30	(3)(6)	Cross-License Agreement, dated March 12, 2001, between Aclara Biosciences, Inc. and Caliper.
10.32	(3)(6)	Settlement Agreement and Mutual General Release dated March 12, 2001, between Aclara Biosciences, Inc. and Caliper.
10.39	(2)(8)	2001 Non-Statutory Stock Option Plan.

Exhibit Number		Description of Document
10.46	(2)(15)	Form of Grant Agreement for 2001 Non-Statutory Stock Option Plan.
10.52	(3)(12)
		Sole Commercial Patent License Agreement, effective September 1, 1995, between UT-Battelle, LLC, the successor to Lockheed Martin Energy Research Corporation, and Caliper, as amended on November 1, 2002.
10.55	(3)(9)	Collaboration Agreement, dated June 4, 2003, between Caliper and Bio-Rad Laboratories, Inc.
10.56	(2)(9)	Key Employee Agreement, dated June 8, 2003, between Caliper and E. Kevin Hrusovsky.
10.62	(2)(11)	Acquisition Equity Incentive Plan.
10.64	(2)(13)	Consulting Agreement, dated January 1, 2004, between Caliper and Dr. David V. Milligan.
10.67	(2)(30)	Offer Letter dated September 7, 2005, between Caliper Life Sciences, Inc. and David M. Manyak, Ph.D.
10.71	(3)(16)	Agreement, dated as of May 5, 2000, between the Board of Trustees of the Leland Stanford Junior University and Xenogen Corporation.
10.73	(23)
		Amended and Restated Loan and Security Agreement, dated as of February 15, 2008, by and among Caliper, Silicon Valley Bank, Xenogen Corporation, Xenogen Biosciences Corporation and NovaScreen Biosciences Corporation.
10.74	(24)	Amendment to Lease Agreement dated as of March 18, 2008, by and between 605 Fairchild Associates, L.P., as landlord, and Caliper Life Sciences, Inc., as tenant.
10.78	(25)	Amendment to Lease Agreement dated as of June 27, 2008, by and between Cedar Brook 5 Corporate Center, L.P., as landlord and Caliper Life Sciences, Inc., as tenant.
10.79	(26)	2009 Equity Incentive Plan.
10.80	(2)(37)	Form of Stock Award Agreement for 2009 Equity Incentive Plan.
10.81	(2)(37)	Form of Grant Award Agreement for 2009 Equity Incentive Plan.
10.82	(27)
		Second Amended and Restated Loan and Security Agreement, dated as of March 6, 2009, by and among Silicon Valley Bank, Caliper Life Sciences, Inc., NovaScreen Biosciences Corporation, Xenogen Corporation, Xenogen Biosciences Corporation and Caliper Life Sciences, Ltd.
10.83	(37)
		First Loan Modification Agreement, dated as of December 11, 2009, by and among Silicon Valley Bank, Caliper Life Sciences, Inc., NovaScreen Biosciences Corporation, Xenogen Corporation, and Caliper Life Sciences, Ltd.
10.84	(28)	Non-Employee Director Compensation Policy
10.85
		Third Amended and Restated Loan and Security Agreement, dated as of December 30, 2010, by and among Silicon Valley Bank, Caliper Life Sciences, Inc., NovaScreen Biosciences Corporation, Xenogen Corporation, Cambridge Research & Instrumentation, Inc., and Caliper Life Sciences, Ltd.
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

(1)
Previously filed as the like-numbered Exhibit to our Registration Statement on Form S-1, as amended, File No. 333-88827, filed on October 12, 1999, and incorporated by reference herein.

(2)
Management contract or compensatory plan or arrangement.

(3)
Confidential treatment has been granted for certain portions of this exhibit, which portions have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment pursuant to the Securities Exchange Age of 1934, as amended.

(4)
Previously filed as the like-numbered exhibit to Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated by reference herein.

(5)
Previously filed as the like-numbered Exhibit to our Registration Statement on Form S-1, as amended, File No. 333-45942, filed on September 15, 2000, and incorporated by reference herein.

(6)
Previously filed as the like-numbered Exhibit to Form 10-Q for the quarterly period ended March 31, 2001, and incorporated by reference herein.

(7)
Previously filed as Exhibit 4.1 to Current Report on Form 8-K filed December 19, 2001, and incorporated by reference herein.

(8)
Previously filed as Exhibit 99.1 to our Registration Statement on Form S-8, File No. 333-76636, filed January 11, 2002, and incorporated by reference herein.

(9)
Previously filed as the like-numbered Exhibit to Form 10-Q for the quarterly period ended June 30, 2003, and incorporated by reference herein.

(10)
Previously filed as the like-numbered Exhibit to Form 10-Q for the quarterly period ended September 30, 2003, and incorporated by reference herein.

(11)
Previously filed as Exhibit 99.1 to our Registration Statement on Form S-8, File No. 333-106946, filed July 10, 2003, and incorporated by reference herein.

(12)
Previously filed as the like-numbered Exhibit to Form 10-K for the year ended December 31, 2002, and incorporated by reference herein.

(13)
Previously filed as the like-numbered Exhibit to Form 10-K for the year ended December 31, 2003, and incorporated by reference herein.

(14)
Previously filed as the like-numbered Exhibit to Form 10-Q for the quarterly period ended March 31, 2004, and incorporated by reference herein.

(15)
Previously filed as the like-numbered Exhibit to Form 10-K for the year ended December 31, 2004, and incorporated by reference herein.

(16)
Previously filed as Exhibit 10.3 to Form 10-Q for the quarterly period ended September 30, 2006, and incorporated by reference herein.

(17)
Confidential treatment has been requested for certain portions of this exhibit which portions have been omitted and filed separately with the Securities and Exchange Commission.

(18)
Previously filed as Exhibit 2.5 to Form 10-K for the year ended December 31, 2005, and incorporated by reference herein.

(19)
Previously filed as Exhibit 10.2 to Form 10-Q for the quarterly period ended June 30, 2007, and incorporated by reference herein.

(20)
Previously filed as the like numbered Exhibit to Form 10-K for the year ended December 31, 2006, and incorporated by reference herein.

(21)
Previously filed as Exhibit 3.1 to Current Report on Form 8-K filed on March 2, 2007, and incorporated by reference herein.

(22)
Previously filed as the like-numbered Exhibit to our Registration Statement on Form S-3, as amended, File No. 333-147571, filed on November 21, 2007, and incorporated by reference herein.

(23)
Previously filed as Exhibit 10.2 to Form 10-Q for the quarterly period ended June 30, 2008, and incorporated by reference herein.

(24)
Previously filed as Exhibit 10.1 to Form 10-Q for the quarterly period ended March 31, 2008, and incorporated by reference herein.

(25)
Previously filed as Exhibit 10.1 to Form 10-Q for the quarterly period ended June 30, 2008, and incorporated by reference herein.

(26)
Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed on July 7, 2009, and incorporated by reference herein.

(27)
Previously filed as Exhibit 10.1 to Form 10-Q for the quarterly period ended March 31, 2009, and incorporated by reference herein.

(28)
Previously filed as Exhibit 10.3 to Form 10-Q for the quarterly period ended March 31, 2009, and incorporated by reference herein.

(29)
Previously filed as the like-numbered Exhibit to Form 10-K for the year ended December 31, 2008, and incorporated by reference herein.

(30)
Previously filed as the like-numbered Exhibit to Form 10-K for the year ended December 31, 2005, and incorporated by reference herein.

(31)
Previously filed as Exhibit 2.6 to Form 10-K for the year ended December 31, 2008, and incorporated by reference herein.

(32)
Previously filed as Exhibit 2.7 to Form 10-K for the year ended December 31, 2008, and incorporated by reference herein.

(33)
Previously filed as Exhibit 2.4 to Form 10-K for the year ended December 31, 2009, and incorporated by reference herein.

(34)
Previously filed as Exhibit 2.1 to Form 10-Q for the quarterly period ended June 30, 2010, and incorporated by reference herein.

(35)
Previously filed as Exhibit 2.1 to Current Report on Form 8-K filed on December 21, 2010, and incorporated by reference herein.

(36)
Previously filed as Exhibit 99.2 to Form 8-K filed on December 19, 2001, and incorporated by reference herein.

(37)
Previously filed as the like-numbered Exhibit to Form 10-K for the year ended December 31, 2009, and incorporated by reference herein.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALIPER LIFE SCIENCES, INC.
	By:	/s/ E. KEVIN HRUSOVSKY E. Kevin Hrusovsky Chief Executive Officer
Date: March 11, 2011

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ E. KEVIN HRUSOVSKY E. Kevin Hrusovsky	President and Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2011
/s/ PETER F. MCAREE Peter F. McAree	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 11, 2011
/s/ JOSEPH H. GRIFFITH IV Joseph H. Griffith IV	Vice President, Finance and Corporate Controller (Principal Accounting Officer)	March 11, 2011
/s/ ROBERT C. BISHOP, PH.D. Robert C. Bishop, Ph.D.	Chairman of the Board of Directors	March 11, 2011
/s/ VAN BILLET Van Billet	Director	March 11, 2011
/s/ DAVID W. CARTER David W. Carter	Director	March 11, 2011
/s/ ALLAN L. COMSTOCK Allan L. Comstock	Director	March 11, 2011
/s/ DAVID V. MILLIGAN, PH.D. David V. Milligan, Ph.D.	Director	March 11, 2011
/s/ KATHRYN A. TUNSTALL Kathryn A. Tunstall	Director	March 11, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Caliper Life Sciences, Inc.

        We have audited the accompanying consolidated balance sheets of Caliper Life Sciences as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Caliper Life Sciences at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Note 2 to the consolidated financial statements, effective January 1, 2009, the Company adopted Financial Accounting Standards Board Accounting Standards Update 2009-13, Multiple-Deliverable Revenue Arrangements and Accounting Standards Update 2009-14, Certain Revenue Arrangements that Include Software Elements.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Caliper Life Sciences' internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2011 expressed an unqualified opinion thereon.

                      /s/ Ernst & Young LLP

Boston, Massachusetts
March 11, 2011

CALIPER LIFE SCIENCES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$24,614	$34,522
Marketable securities	10,232	3,525
Accounts receivable, net of allowance for doubtful accounts of $1,060 and $804 in 2010 and 2009, respectively	26,544	26,816
Inventories	14,004	11,525
Prepaid expenses and other current assets	2,916	2,385

Total current assets	78,310	78,773
Property and equipment, net	9,765	9,107
Intangible assets, net	27,797	25,222
Goodwill	27,958	21,011
Other assets	592	359

Total assets	$144,422	$134,472

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,820	$5,114
Accrued compensation	8,830	8,085
Other accrued liabilities	11,160	9,735
Deferred revenue and customer deposits	13,503	12,390
Current portion of accrued restructuring	2,091	1,449
Borrowings under credit facility (Note 10)	—	14,900

Total current liabilities	42,404	51,673
Noncurrent portion of accrued restructuring	1,839	2,232
Other noncurrent liabilities	8,360	6,429
Deferred tax liability	1,131	1,128
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 52,064,675 and 49,324,699 shares issued and outstanding in 2010 and 2009, respectively	52	49
Additional paid-in capital	396,609	383,306
Accumulated deficit	(306,361)	(310,637)
Accumulated other comprehensive income	388	292

Total stockholders' equity	90,688	73,010

Total liabilities and stockholders' equity	$144,422	$134,472

See accompanying notes.

CALIPER LIFE SCIENCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2010	2009	2008
	(In thousands, except per share data)
Revenue:
Product revenue	$85,988	$86,149	$85,149
Service revenue	25,146	31,471	37,734
License fees and contract revenue	12,562	12,792	11,171

Total revenue	123,696	130,412	134,054
Costs and expenses:
Cost of product revenue	43,739	49,636	52,178
Cost of service revenue	13,767	21,398	24,739
Cost of license revenue	2,036	1,487	1,477
Research and development	17,951	17,881	19,921
Selling, general and administrative	45,318	44,886	48,987
Impairment of goodwill (Note 8)	—	—	43,365
Amortization of intangible assets	4,826	6,589	8,313
Restructuring charges, net	2,103	739	4,605

Total costs and expenses	129,740	142,616	203,585

Operating loss	(6,044)	(12,204)	(69,531)
Interest income	33	58	259
Interest expense	(383)	(739)	(1,053)
Gain on divestitures (Note 4)	11,386	4,942	2,119
Other (expense) income, net	(344)	(63)	521

Income (loss) before income taxes	4,648	(8,006)	(67,685)
Provision for income taxes	(372)	(219)	(607)

Net income (loss)	$4,276	$(8,225)	$(68,292)

Net income (loss) per common share, basic	$0.09	$(0.17)	$(1.42)
Net income (loss) per common share, diluted	$0.08	$(0.17)	$(1.42)
Shares used in computing net income (loss) per common share, basic	50,105	48,896	48,114
Shares used in computing net income (loss) per common share, diluted	52,356	48,896	48,114

See accompanying notes.

CALIPER LIFE SCIENCES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Stockholders' Equity
	Common Stock
			Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity
	Shares	Amount
	(In thousands, except shares)
Balances at December 31, 2007	47,678,611	$48	$374,629	$(234,120)	$629	$141,186
Net loss	—	—	—	(68,292)	—	(68,292)
Foreign currency translation loss	—	—	—	—	(400)	(400)
Change in unrealized loss on available-for-sale securities	—	—	—	—	(47)	(47)

Comprehensive loss						(68,739)
Issuance of common stock pursuant to stock plans	917,622	1	710	—	—	711
Stock-based compensation expense	—	—	3,580	—	—	3,580

Balances at December 31, 2008	48,596,233	49	378,919	(302,412)	182	76,738
Net loss	—	—	—	(8,225)	—	(8,225)
Foreign currency translation gain	—	—	—	—	167	167
Change in unrealized loss on available-for-sale securities	—	—	—	—	(57)	(57)

Comprehensive loss						(8,115)
Issuance of common stock pursuant to stock plans	728,466	—	506	—	—	506
Stock-based compensation expense	—	—	3,881	—	—	3,881

Balances at December 31, 2009	49,324,699	49	383,306	(310,637)	292	73,010
Net income	—	—	—	4,276	—	4,276
Foreign currency translation gain	—	—	—	—	93	93
Change in unrealized gain on available-for-sale securities	—	—	—	—	3	3

Comprehensive income						4,372
Issuance of common stock upon acquisition of CRi	1,648,641	2	10,332	—	—	10,334
Issuance of common stock pursuant to stock plans	1,091,335	1	(402)	—	—	(401)
Stock-based compensation expense	—	—	3,373	—	—	3,373

Balances at December 31, 2010	52,064,675	$52	$396,609	$(306,361)	$388	$90,688

See accompanying notes.

CALIPER LIFE SCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2010	2009	2008
	(In thousands)
Operating activities
Net income (loss)	$4,276	$(8,225)	$(68,292)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	7,232	9,583	12,042
Stock-based compensation expense, net	3,373	3,882	3,580
Gain on divestitures	(11,386)	(4,942)	(2,119)
Impairment of goodwill	—	—	43,365
Non-cash restructuring charges, net	2,103	739	4,605
Foreign currency transaction losses (gains)	390	338	(466)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(231)	(1,200)	2,125
Inventories	(1,270)	6,105	(1,213)
Prepaid expenses and other current assets	(547)	92	(254)
Accounts payable and other accrued liabilities	1,920	(3,349)	(2,432)
Accrued compensation	(1,378)	3,399	(1,555)
Deferred revenue and customer deposits	1,007	(1,619)	646
Other noncurrent liabilities	496	(1,211)	1,457
Payments of accrued restructuring obligations, net	(1,663)	(1,649)	(2,686)

Net cash from operating activities	4,322	1,943	(11,197)
Investing activities
Purchases of marketable securities	(15,960)	(5,702)	(2,946)
Proceeds from sales of marketable securities	1,901	400	400
Proceeds from maturities of marketable securities	7,355	4,847	2,711
Other assets	7	55	729
Purchases of property and equipment	(2,307)	(1,572)	(2,900)
Acquisition of CRi, net of cash acquired	(7,580)	—	—
Proceeds from divestitures	16,500	10,430	17,800

Net cash from investing activities	(84)	8,458	15,794
Financing activities
Borrowings under credit facility	12,900	27,500	4,000
Payments of credit facility	(27,800)	(27,500)	(2,000)
Payments of capital leases and other obligations	(107)	—	—
Proceeds from issuance of common stock	900	609	1,075

Net cash from financing activities	(14,107)	609	3,075
Effect of exchange rates on changes in cash and cash equivalents	(39)	(155)	286
Net (decrease) increase in cash and cash equivalents	(9,908)	10,855	7,958
Cash and cash equivalents at beginning of year	34,522	23,667	15,709

Cash and cash equivalents at end of year	$24,614	$34,522	$23,667

Supplemental disclosure of cash flow information
Interest paid	$263	$902	$1,220
Income taxes paid	$301	$77	$415
Supplemental disclosure of non-cash investing activities
Purchase of fixed assets under capital leases	$482	$—	$—
Issuance of common stock in connection with CRi acquisition	$10,334	$—	$—
Assumption of liability from legal settlement in connection with CRi acquisition	$1,758	$—	$—

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

Financial Statement Presentation and Principles of Consolidation

        Caliper's financial statements include the accounts of its wholly owned operating subsidiaries including Cambridge Research & Instrumentation, Inc. (CRi), Xenogen Corporation (Xenogen), NovaScreen Biosciences Corporation (NovaScreen), Caliper Life Sciences Limited (United Kingdom), Caliper Life Sciences Ltd. (Canada), Caliper Life Sciences N.V. (Belgium), Caliper Life Sciences GmbH (Germany), Caliper Life Sciences SA (France), and Caliper Life Sciences AG (Switzerland). All significant intercompany balances and transactions have been eliminated in consolidation. Caliper's financial statements include the results of operations of its divested subsidiary, Xenogen Biosciences Corporation (XenBio) up to and through December 11, 2009, the date of the divestiture.

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

Inventories

        Inventories for use in the manufacture of Caliper's instruments include electronic and optical components, devices and accessories either produced or purchased from original equipment manufacturers. Inventories for use in the manufacture of certain chips used with Caliper's LabChip systems consist primarily of glass, quartz and reagents and certain other chips are manufactured for Caliper using advanced plastics. Inventories are stated at the lower of cost or market, reflect appropriate reserves for potential obsolete, slow moving or otherwise impaired material, and include appropriate elements of material, labor and overhead.

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

Impairment of Long-Lived Assets

        Caliper reviews long-lived assets and identifiable intangibles which have definite lives for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If indicators of impairment exist, recoverability of assets to be held and used is assessed by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. Recoverability measurement and estimating of undiscounted cash flows is done at the lowest possible levels for which there are identifiable cash flows. This is referred to as the "asset group." If the aggregate undiscounted cash flows are less than the carrying value of the asset group, the next step is to determine the fair value of the asset group. If the fair value of the asset group is less than the carrying value of the asset group, impairment exists and that impairment is allocated to each individual asset in the group based on its relative book value; however, in no circumstances would an individual asset be written down below its fair value. Caliper also performs an annual assessment of impairment for all indefinitely-lived intangible assets. If the fair value exceeds the carrying value of the asset, then the intangible is not impaired. If the fair value is less than the carrying value, then an impairment charge is recorded equal to the difference. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Caliper performed its assessments in 2010 and concluded that no indicators of impairment existed for its long-lived assets.

CALIPER LIFE SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

Fair Value of Financial Instruments

        The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents, accounts receivable, other current assets, accounts payable and other accrued expenses approximate fair value due to their short-term maturities. Caliper's available-for-sale marketable securities are carried at fair value based on quoted market prices, consistent with the requirements of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 320, Accounting for Certain Investments in Debt and Equity Securities. Under Caliper's credit facility, any amounts outstanding are carried at book value as outstanding amounts approximate fair value as monthly interest payments are indexed based on the prime rate.

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

CALIPER LIFE SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

        ASU No. 2009-13 establishes a selling price hierarchy for determining the selling price of a deliverable in a sale arrangement. The selling price for each deliverable is based on vendor-specific objective evidence ("VSOE") if available, third-party evidence ("TPE") if VSOE is not available, or estimated selling price if neither VSOE or TPE is available. The amendments in this ASU eliminate the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. The relative selling price method allocates any discount in the arrangement proportionately to each deliverable on the basis of the deliverable's selling price. Caliper adopted these standards in the third quarter of 2009, effective January 1, 2009 and on a prospective basis thereafter. The adoption of these standards did not materially affect Caliper's results and continued to be immaterial in 2010.

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

        Caliper performs an annual impairment analysis of goodwill to determine if impairment exists, and may perform a test for the impairment of goodwill more frequently if events or circumstances indicate that goodwill may be impaired. The goodwill impairment analysis is a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. Caliper is comprised of a single segment which is the sole reporting unit. Caliper determines the fair value of the reporting unit using the concepts of ASC 820, which includes the appropriate weighting of acceptable indicators of fair value, primarily market and income based indicators of fair value. If the fair value of a reporting unit its carrying amount, goodwill of the reporting unit is not impaired. However, if the carrying value exceeds estimated fair value, there is an indication of potential impairment and a second step is performed to measure the amount of impairment. Fair value is determined by utilizing information about the Company as well as publicly available industry information. Determining fair value involves judgments

CALIPER LIFE SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

by Caliper's management and requires the use of significant estimates and assumptions, including point-in-time estimates of revenue growth rates, profit margin percentages, discount rates, perpetuity growth rates, future capital expenditures and future market conditions, among others.

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

        Caliper recorded an impairment charge of $43.4 million in 2008. In 2010 and 2009, the fair value of Caliper's reporting unit was greater than its carrying value, and thus the second step of the process was not required.

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

Other Income (Expense)

        Other income (expense), net consists of the following (in thousands):

	Years Ended December 31,
	2010	2009	2008
Foreign currency transaction gains (losses), net	$(390)	$(338)	$466
Other income, net	46	275	55

	$(344)	$(63)	$521

Guarantees and Indemnifications

        Caliper recognizes liabilities for guarantees in accordance with FASB ASC 460 that requires upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligations it assumes under that guarantee.

        Caliper has certain indemnification obligations related to the divestiture of the Xenogen Biosciences Corporation ("XenBio") operations (see Note 4). The divestiture agreements also contain representations, warrants and indemnities that are customary in stock purchase transactions.

        Caliper, as permitted under Delaware law and in accordance with its Bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at Caliper's request in such capacity. The term of the indemnification period is the officer's or director's lifetime. Caliper may terminate the indemnification agreements with its officers and directors upon 90 days written notice, but termination will not affect claims for indemnification relating to events occurring prior to the effective date of termination. The maximum amount of potential future indemnification is unlimited; however, Caliper has a director and officer insurance policy that limits its exposure and may enable it to recover a portion of any future amounts paid. Caliper believes the fair value of these indemnification agreements is minimal. Accordingly, Caliper has not recorded any liabilities for these agreements as of December 31, 2010 and 2009.

Shipping and Handling Fees and Costs

        Shipping and handling fees billed to customers for product shipments are recorded in "Product revenue" in the accompanying consolidated statements of operations. Shipping and handling costs incurred for inventory purchases and product shipments are recorded in "Cost of revenue" in the accompanying consolidated statements of operations.

Advertising Expense

        Caliper expenses costs of advertising as incurred. Advertising costs were $2.0 million, $1.7 million and $1.8 million during 2010, 2009 and 2008, respectively.

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

        Caliper's allowance for doubtful accounts at December 31, 2010 and 2009 was $1.1 million and $0.8 million, respectively. Caliper grants credit to customers based on evaluations of their financial condition, generally without requiring collateral. However, credit risk is reduced through Caliper's efforts to monitor its exposure for credit losses and maintain allowances, if necessary. In 2010 and 2009, no customer accounted for greater than 10% of total revenues or gross accounts receivable at year end. Caliper's policy is to perform an analysis of the recoverability of its trade accounts receivable at the end of each reporting period and to establish allowances for those accounts considered uncollectible. Caliper analyzes historical bad debts, customer concentrations, customer credit-worthiness, and current economic trends when evaluating the adequacy of the allowance for doubtful accounts.

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

Comprehensive Income (Loss)

        Caliper accounts for comprehensive income (loss) in accordance with FASB ASC 220, Reporting Comprehensive Income. The components of comprehensive income (loss) are unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments. Comprehensive income (loss) has been disclosed in the Statement of Stockholders' Equity. As of December 31, 2010, accumulated other comprehensive income included $387,000 in foreign currency translation gains and $1,000 in unrealized gains on available-for-sale securities. As of December 31, 2009, accumulated other comprehensive income included $293,000 in foreign currency translation gains and $1,000 in unrealized losses on available-for-sale securities.

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

Net Loss Per Share

        Basic net income (loss) per share is calculated based upon net income (loss) divided by the weighted-average number of common shares outstanding during the period. The calculation of diluted net income per share gives effect to the dilutive effect of common stock equivalents consisting of stock options, unvested restricted stock, unvested restricted stock units and warrants (calculated using the treasury stock method). Potentially dilutive securities are excluded from the diluted earnings per share computation to the extent they have an antidilutive effect due to Caliper's net loss.

        A reconciliation of shares used in the calculations is as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008
Weighted-average shares of common stock outstanding, basic	50,105	48,896	48,114
Dilutive options and restricted stock—based on the treasury stock method	2,251	—	—
Weighted-average shares used in dilutive computations of net income (loss) per share	52,356	48,896	48,114

        The following outstanding options, restricted stock and warrants were excluded from the computation of diluted net income (loss) per share because they had an antidilutive effect (in thousands):

	Year Ended December 31,
	2010	2009	2008
Options and restricted stock	6,485	10,057	8,268
Warrants	5,029	6,169	6,174

Income Taxes

        Caliper accounts for income taxes in accordance with FASB ASC 740, Accounting for Income Taxes, and accounts for uncertainty in income taxes recognized in financial statements in accordance with FASB ASC 740, Accounting for Uncertainty in Income Taxes. FASB ASC 740 prescribes a comprehensive model for the recognition, measurement, and financial statement disclosure of uncertain tax positions. Unrecognized tax benefits are the difference between tax positions taken, or expected to be taken, in tax returns, and the benefits recognized for accounting purposes pursuant to FASB ASC 740. Caliper classifies uncertain tax positions as short-term liabilities within accrued expenses. During the fiscal years ended December 31, 2010, 2009 and 2008, Caliper's tax provisions primarily relate to domestic alternative minimum tax, foreign taxes in jurisdictions where its wholly owned subsidiaries are profitable and state taxes in the State of California.

CALIPER LIFE SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements

        Caliper has reviewed recent accounting pronouncements and determined that there are no pronouncements that when adopted would have a material impact on Caliper's reported results of operations.

3. Acquisition

CRi, Inc.

        On December 17, 2010, Caliper completed the acquisition of CRi for $20.0 million, consisting of approximately $7.9 million in cash, issuance of 1,648,641 shares of Caliper's common stock valued at $10.3 million and an assumed liability resulting from a litigation settlement of approximately $1.8 million. Caliper incurred approximately $0.9 million in acquisition related costs that were expensed within selling, general and administrative costs in the accompanying Statements of Operations. CRi develops and markets optical imaging systems to advance biomedical research and molecular-based drug and diagnostic development. CRi's patented systems enable researchers and clinicians to quantify multiple disease and drug response markers in intact tissue samples, at a cellular level or in living small animals. CRi's products integrate a unique multispectral imaging technology with proprietary image analysis algorithms to achieve unparalleled accuracy and sensitivity, rapidly and cost-effectively. The principal goals of the acquisition were as follows:

  •
  Expand life sciences tools portfolio.  CRi's patented preclinical and tissue-based multiplexed analysis systems will expand Caliper's product portfolio, particularly as it bridges into clinical research, pathology and clinical market applications.

  •
  Expand market potential and growth profile.  The CRi acquisition extends the reach of Caliper's proprietary offerings along the in vitro to in vivo bridge by filling a gap in tissue analysis platforms. The acquisition also enables the entry into the emerging digital and multiplexed pathology market.

  •
  Improve ability to fulfill the needs of researchers.  Caliper believes CRi's advanced platforms add an important new dimension of capability to its suite of next generation life science tools, and positions Caliper to further address biomarker discovery and companion diagnostics solutions for personalized medicine development programs.

        CRi's operations, assumed as of the date of the acquisition, are included in the results of operations of Caliper beginning on December 17, 2010. The acquisition was accounted for as a purchase business combination in accordance with ASC 805, Business Combinations, and Caliper accordingly allocated the purchase price of CRi based upon the fair value of net assets acquired and

CALIPER LIFE SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Acquisition (Continued)

liabilities assumed. The total purchase price has preliminarily been allocated to acquired assets and liabilities as follows (in thousands):

Cash and cash equivalents	$367
Other current assets	4,197
Other assets	572
Liabilities	(2,138)
Identifiable intangible assets	7,400
Goodwill	9,602

$20,000

        The factors that Caliper believes make up the goodwill of $9.6 million that was recorded with the CRi acquisition consist of the value of the workforce as well as unidentifiable intangible assets, the fair value of expected synergies (not including those available to market participants) and potentially a premium paid by Caliper in order to achieve the goals of expanding market potential, Caliper's growth profile and the ability to fulfill the needs of researchers within the marketplace.

        The allocation of the purchase price is expected to be finalized within one year of the acquisition. Goodwill related to the CRi transaction is not tax deductible. Acquired intangible assets consisted of the following (in thousands):

	Useful Life	Fair Value
Developed technologies	7 years	$3,590
Customer relationships	10 years	1,140
In-process research and development	Indefinite	2,300
Trademarks	3 to 10 years	370

		$7,400

        Fair value was determined by an independent appraisal and was based upon projected future discounted cash flows taking into account risks related to the characteristics and application of the technology, existing and future markets and assessments of the life cycle stage of the technology. Caliper is using the excess earnings method to value the acquired intangible assets related to customer relationships. This method is an income approach that identifies the future cash flows specifically related to the individual assets. The developed technologies and trademarks were valued via a relief from royalty method. This method identifies similar licensing transactions for trademarks and patents and then applies those rates to the acquired assets.

        Caliper recorded $2.3 million of in-process research and development ("IPR&D") related to three projects that were in existence as of the acquisition date. Caliper expects the projects to be done within the next 12 to 36 months. There are inherent risks and uncertainties associated with completing research and development and therefore the exact timing of completion is uncertain. Upon completion of the projects Caliper will begin to amortize the value over the estimated useful life. If a project is abandoned Caliper will write off the project value in that period. The IPR&D intangible asset was valued in purchase accounting using the multi-period excess earnings approach which measures fair value by discounting expected future cash flows attributable to a single intangible asset.

CALIPER LIFE SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Acquisition (Continued)

        As of December 31, 2010, the weighted average amortization period for acquired intangibles, excluding the in-process research and development, is 7.8 years. Amortization expense was approximately $41,000 related to CRi in 2010. Future amortization of acquired intangible assets, excluding in-process research and development, is estimated as follows (in thousands):

Years ending December 31:
2011	$1,326
2012	1,050
2013	854
2014	681
2015	522
Thereafter	626

$5,059

        Amortization of in-process research and development costs of approximately $2.3 million will begin when the technologies are complete and available for commercial release. The expense will be amortized over the useful life determined at the point of completion.

Unaudited Pro Forma Financial Information

        Unaudited pro forma operating results for Caliper for the years ended December 31, 2010 and 2009, assuming the above acquisition was completed as of January 1, 2009, would have been as follows (in thousands, except per share amounts, unaudited):

	2010	2009
Revenue	$134,686	$145,689
Operating loss	(9,834)	(12,873)
Net income (loss)	355	(8,906)
Basic and diluted income (loss) per share	0.01	(0.18)
Pro forma diluted weighted average shares assumed	54,004	50,544

        The unaudited pro forma financial information is presented for informational purposes only, and is not necessarily indicative of Caliper's operating results had the acquisition been completed on the date for which the pro forma results give effect. The pro forma results reflect the following pro forma adjustments:

  •
  Amortization related to acquired intangible assets, excluding IPR&D, of $1.1 million and $1.3 million for 2010 and 2009, respectively, have been included in the pro forma operating results.

  •
  Interest charges of $0.6 million for 2010 and 2009 have been excluded from the pro forma results to reflect the elimination of interest costs related to debt extinguished in connection with the acquisition.

  •
  Acquisition related costs, incurred by both Caliper and CRi, totaling $1.6 million have been excluded from the pro forma operating results for 2010.

CALIPER LIFE SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Divestitures

TurboVap and RapidTrace Product Lines Divestiture

        On May 17, 2010, Caliper entered into a Purchase Agreement (the "Purchase Agreement") providing for the sale of its solvent evaporation and solid phase extraction product lines, consisting of the TurboVap and RapidTrace product lines, to Biotage LLC for approximately $16.5 million in cash. The sale of these product lines to Biotage was completed on May 24, 2010. The Purchase Agreement contains representations, warranties and indemnities that are customary in purchase transactions. In addition, Caliper has agreed not to engage in activities that are competitive with the divested product lines for five years from the closing date. Upon the closing date, the parties also entered into a two-year toll manufacturing agreement, with an option for a third year, pursuant to which Caliper will exclusively manufacture the TurboVap and RapidTrace products in quantities requested by Biotage and sell such units to Biotage at fair market prices, mutually agreed to by both parties. As of the closing date for this transaction, the TurboVap and RapidTrace product lines had net assets of $5.0 million comprised of $2.7 million of goodwill allocated on a relative fair value basis, $1.6 million in accounts receivable and $1.4 million in inventory, less $0.7 million of assumed liabilities. The sale resulted in a $11.4 million gain before estimated income taxes of approximately $0.3 million.

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

PDQ Product Line Divestiture

        On October 29, 2008, Caliper entered into an Asset Sale and Purchase Agreement (the "Sotax Purchase Agreement") with Sotax Corporation ("Sotax"), a Virginia corporation and a privately-owned subsidiary of SOTAX Holding A.G. based in Switzerland. The Sotax Purchase Agreement provided for the sale of Caliper's Pharmaceutical Development and Quality ("PDQ") product line to Sotax for a purchase price of approximately $15.8 million, including $13.8 million in cash together with certain assumed liabilities upon closing which were approximately $2.0 million (the "Purchase Price"). Pursuant to the Sotax Purchase Agreement, $1.0 million of the Purchase Price was placed into an escrow account until the first anniversary of November 10, 2008, the closing date. The escrow secured Caliper's indemnification obligations to Sotax, if any, under the Sotax Purchase Agreement. The Sotax Purchase Agreement also contains representations, warranties and indemnities that are customary in asset sale transactions. Caliper realized approximately $12.6 million in net cash proceeds from the sale of its PDQ product line upon closing, after the escrow account deposit and transaction expenses. As of the transaction date, net assets of the PDQ product line were approximately $11.0 million consisting of

CALIPER LIFE SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Divestitures (Continued)

$10.5 million of goodwill allocated on a relative fair value basis, and $0.5 million of inventory, net of deferred revenue and accrued expenses. The sale of the PDQ product line resulted in a $1.4 million gain in 2008 based upon the net proceeds received to date, excluding the amount held in escrow, in excess of total divested net assets. In November 2009, upon the anniversary of the closing, Caliper recorded an additional gain of $0.7 million based upon the release from escrow after the parties reached agreement related to indemnification claims made by Sotax in connection with the Sotax Purchase Agreement. The additional gain was recorded within other income in Caliper's statement of operations.

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

5. Cash, Cash Equivalents and Marketable Securities

        Caliper's cash, cash equivalents and marketable securities are invested in a diversified portfolio of financial instruments, including money market instruments, corporate notes and bonds, government or government agency securities and other debt securities issued by financial institutions and other issuers with strong credit ratings. Marketable securities are freely tradable at any time, irrespective of their maturity dates. Caliper's marketable securities are classified within current assets as such investments are available to be sold in response to operating cash needs. By policy, the amount of credit exposure to any one institution is limited. Investments are generally not collateralized and primarily mature within three years. As of December 31, 2010, the majority of Caliper's marketable securities mature within one year; however, $1.4 million of such holdings mature beyond one year.

        The following is a summary of cash and available-for-sale securities as of December 31, 2010 (in thousands):

	Amortized Cost	Gross Unrealized Losses	Gross Unrealized Gains	Estimated Fair Value
Cash and money market funds(1)	$24,614	$—	$—	$24,614
Government treasuries and bonds(2)	5,288	(1)	3	5,290
Commercial paper(2)	1,749	—	—	1,749
Corporate debt securities(2)	3,192	(1)	2	3,193

	$34,843	$(2)	$5	$34,846

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

(1)
Reported as cash and cash equivalents

(2)
Reported as marketable securities

        Gross realized gains and losses on sales of available-for-sale securities have been included within other income in Caliper's statement of operations and were not material in 2010, 2009 and 2008. Caliper utilizes the specific identification basis to reclassify amounts out of accumulated other comprehensive income into earnings.

        As of December 31, 2010 and 2009, Caliper held available-for-sale securities having an aggregate value of $10.2 million and $3.5 million, respectively. Unrealized gains and losses pertaining to underlying individual securities were not material in either year. Although available to be sold to meet operating needs or otherwise, securities are generally held through maturity. Therefore, any unrealized losses have been deemed temporary and have been included within accumulated other comprehensive income.

        In accordance with the provisions of FASB ASC 820, Fair Value Measurements, Caliper measures fair value at the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Statement prioritizes the assumption that market participants would use in pricing the asset or liability (the "inputs") into a three-tier fair value hierarchy. This fair value hierarchy gives the highest priority (Level 1) to quoted prices in active markets for identical assets or liabilities and the lowest priority (Level 3) to unobservable inputs in which little or no market data exists, requiring companies to develop their own assumptions. Observable inputs that do not meet the criteria of Level 1, and include quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets and liabilities in markets that are not active, are categorized as Level 2. Level 3 inputs are those that reflect our estimates about the assumptions market participants would use in pricing the asset or liability, based on the best information available in the circumstances. Valuation techniques for assets and liabilities measured using Level 3 inputs may include methodologies such as the market approach, the income approach or the cost approach, and may use unobservable inputs such as projections, estimates and management's interpretation of current market data. These unobservable inputs are only utilized to the extent that observable inputs are not available or cost-effective to obtain.

CALIPER LIFE SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Cash, Cash Equivalents and Marketable Securities (Continued)

        On December 31, 2010, Caliper's investments were valued in accordance with the fair value hierarchy as follows (in thousands):

Quoted Prices in Active Markets (Level 1)
Money market funds	$1,452
Government treasuries and bonds	2,611
Commercial paper	1,749
U.S. corporate notes and bonds	3,516
U.S. agency bonds	1,967
Other	712

Total	$12,007

        Investments are generally classified Level 1 because they are valued using quoted market prices, broker or dealer quotations, market prices received from industry standard pricing data providers or alternative pricing sources with reasonable levels of price transparency. Investments in U.S. Treasury Securities and overnight money market mutual funds have been classified as Level 1 because these securities are value based upon quoted prices in active markets or because the investments are actively traded.

        Caliper held twelve investments in debt securities that were in an unrealized loss position as of December 31, 2010, however, the losses are not material and management does not believe any individual unrealized loss at December 31, 2010 represents an other-than-temporary impairment as these unrealized losses are primarily attributable to changes in the interest rates. Caliper currently has both the intent and ability to hold the securities for a time necessary to recover the amortized cost. During the twelve months ended December 31, 2010, a net unrealized gain of $3,000 was recorded to accumulated other comprehensive income within the accompanying balance sheet.

6. Inventories

        Inventories are stated at the lower of cost (determined on a first-in, first-out basis, or "FIFO") or market. Amounts are relieved from inventory and recognized as a component of cost of sales on a FIFO basis. Inventories consist of the following (in thousands):

	December 31,
	2010	2009
Raw material	$6,245	$5,879
Work-in-process	1,646	859
Finished goods	6,113	4,787

Inventories	$14,004	$11,525

        Caliper reserves or writes off the cost of inventory which it specifically identifies and considers to be obsolete or excess. Caliper defines obsolete inventory as inventory that will no longer be used in the manufacturing process. Excess inventory is generally defined as inventory in excess of projected usage,

CALIPER LIFE SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Inventories (Continued)

and is determined using management's best estimate of future demand at the time, based upon information then available to Caliper. Caliper uses a twelve-month demand forecast and, in addition to the demand forecast, Caliper also considers: (1) parts and subassemblies that can be used in alternative finished products, (2) parts and subassemblies that are unlikely to be impacted by engineering changes, and (3) known design changes which would reduce Caliper's ability to use the inventory as planned. During 2010, 2009 and 2008, respectively, Caliper recorded charges of $0.7 million, $2.2 million and $1.7 million, respectively, to cost of product revenues for excess and obsolete inventories.

7. Property and Equipment

        Property and equipment consists of the following (in thousands):

		December 31,
Asset Classification	Estimated Useful Life	2010	2009
Machinery and equipment	2-5 years	$9,846	$9,425
Computers and information systems	3-5 years	7,941	7,617
Office equipment, furniture and fixtures	5 years	1,715	1,849
Leasehold improvements	Shorter of estimated useful life or life of lease	13,734	13,814

		33,236	32,705
Accumulated depreciation and amortization		(23,471)	(23,598)

Property and equipment, net		$9,765	$9,107

        Depreciation expense was $2.4 million, $2.9 million and $3.6 million for the years ended December 31, 2010, 2009, and 2008, respectively.

8. Goodwill and Intangible Assets

Goodwill

        Caliper's annual goodwill impairment assessment has historically been completed at the beginning of the fourth quarter. Goodwill is not amortized, but is reviewed for impairment at least annually. The results of the impairment test are as of a point in time. If the future growth and operating results of our business are not as strong as anticipated and/or Caliper's market capitalization declines, this could impact the assumptions used in calculating the fair value in subsequent years. To the extent goodwill is impaired, its carrying value will be further written down to its implied fair value and a charge will be made to Caliper's earnings. Such an impairment charge could materially and adversely affect Caliper's GAAP reported operating results. As of December 31, 2010, Caliper had recorded goodwill of $28.0 million in its consolidated balance sheet. No impairment was identified in fiscal years 2010 and 2009.

        In 2010, with the sale of its TurboVap and RapidTrace product lines, Caliper first determined the amount of goodwill ($2.7 million) that was to be allocated to these divested product lines based upon a relative fair value basis considering the transaction value. Caliper determined that the sale of the business resulted in an indicator of impairment under ASC 350 which required an interim goodwill impairment test, after such allocation. Caliper performed this test and concluded that after the sale of its TurboVap and RapidTrace product lines, the fair value of the reporting unit continues to exceed its carrying value, and thus there was no impairment.

CALIPER LIFE SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Goodwill and Intangible Assets (Continued)

Intangibles

        As of December 31, 2010, intangible assets consisted of the following (in thousands):

Asset Classification	Weighted Average Amortization Period	Cost	Accumulated Amortization	Net
Amortized intangible assets:
Core technologies	8.8 years	$30,113	$(15,118)	$14,995
Developed and contract technologies	6.9 years	10,965	(6,476)	4,489
Customer contracts, lists and relationships	7.4 years	6,196	(3,449)	2,747
Other intangibles	2.7 years	596	(228)	368

		47,870	(25,271)	22,599
Trade name	Indefinite life	2,898	—	2,898
In-process research and development	Indefinite life	2,300	—	2,300

Total intangible assets		$53,068	$(25,271)	$27,797

        As of December 31, 2009, intangible assets consist of the following (in thousands):

Asset Classification	Weighted Average Amortization Period	Cost	Accumulated Amortization	Net
Amortized intangible assets:
Core technologies	8.8 years	$30,113	$(11,676)	$18,437
Developed and contract technologies	6.8 years	7,375	(5,604)	1,771
Customer contracts, lists and relationships	6.8 years	5,056	(2,940)	2,116
Other intangibles	2.3 years	226	(226)	—

	8.2 years	42,770	(20,446)	22,324
Trade name	Indefinite life	2,898	—	2,898

Total intangible assets		$45,668	$(20,446)	$25,222

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

CALIPER LIFE SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Goodwill and Intangible Assets (Continued)

        Amortization expense was $4.8 million, $6.6 million and $8.5 million for the years ended December 31, 2010, 2009 and 2008, respectively. Scheduled amortization in future periods is as follows (in thousands):

Years ending December 31:
2011	$5,769
2012	5,254
2013	4,807
2014	4,055
2015	2,087
Thereafter	627

$22,599

9. Other Current and Non-current Liabilities

        Other current and non-current liabilities consist of the following (in thousands):

	December 31,
	2010	2009
Accrued legal	$686	$246
Accrued warranty	1,416	1,557
Accrued VAT and other taxes	2,216	1,885
Accrued royalties	1,954	1,772
Deferred rent	569	508
Assumed litigation settlement	337	—
Accrued other	3,982	3,767

Total other accrued liabilities	$11,160	$9,735

Deferred rent	$4,630	$5,158
Assumed litigation settlement	1,255	—
Deferred revenue	2,221	1,141
Other	254	130

Total other noncurrent liabilities	$8,360	$6,429

CALIPER LIFE SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Other Current and Non-current Liabilities (Continued)

Warranty Obligation

        Changes in Caliper's warranty obligation during the years ended December 31, 2010 and 2009 are as follows (in thousands):

Balance, December 31, 2008	$1,362
Warranties issued during the period	1,537
Settlements and adjustments made during the period	(1,342)

Balance, December 31, 2009	1,557
Warranties issued during the period	1,395
Settlements and adjustments made during the period	(1,536)

Balance, December 31, 2010	$1,416

Assumed Litigation Settlement

        In connection with the CRi acquisition (see Note 3), Caliper assumed an obligation pursuant to a previous litigation settlement between CRi and AntiCancer Incorporated ("AntiCancer"). In addition to the assumed settlement obligations shown below, Caliper assumed CRi's obligation to pay AntiCancer defined royalties based upon products sold. The remaining litigation settlement obligations are as follows (in thousands):

Years ending December 31:
2011	$342
2012	403
2013	403
2014	403
2015	207

Total minimum payments	1,758
Less: Amount representing interest	166

Present value of future payments	1,592
Less: Current portion of obligations	337

Noncurrent portion of obligations	$1,255

10. Credit Facility

        On December 30, 2010, Caliper entered into a Third Amended and Restated Loan and Security Agreement ("credit facility") with a bank, which permits Caliper to borrow up to $25 million in the form of revolving loan advances, including up to $5 million in the form of letters of credit and other contingent reserves. The principal effect of this modification was to extend the maturity date of the credit facility from April 1, 2011 to April 1, 2013. The modification also established financial covenants that are tested as of the last day of each quarter. Principal borrowings under the credit facility accrue interest at a floating annual rate equal to the bank's prime rate (4% at December 31, 2010). Under the credit facility, Caliper is permitted to borrow up to $25 million, subject to a borrowing base limit consisting of (a) 80% of eligible accounts receivable plus (b) the lesser of 90% of Caliper's unrestricted

CALIPER LIFE SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Credit Facility (Continued)

cash at the bank or $15 million. Eligible accounts receivable do not include internationally billed receivables, unbilled receivables, and receivables aged over 90 days from invoice date. The credit facility serves as a source of capital for ongoing operations and working capital needs.

        The credit facility includes traditional lending and reporting covenants including that certain financial covenants applicable to liquidity and earnings are to be maintained by Caliper and tested as of the last day of each quarter. As of December 31, 2010, Caliper was in compliance with all of its covenants. The credit facility also includes a net liquidity clause. Under this clause, if Caliper's cash, cash equivalents and marketable securities, held at the bank, net of debt outstanding under the credit facility, is less than $0.5 million (Net Liquidity), the bank will apply all of Caliper's accounts receivable collections, received within its lockbox arrangement with the bank, to the outstanding principal. Such amounts are eligible to be re-borrowed by Caliper subject to the borrowing base limit described above.

        The credit facility also includes subjective rights for the bank to accelerate the maturity of the debt, lower the borrowing base or stop making advances, which are typical within asset based lending arrangements. Caliper does not believe the bank will exercise these rights as long as it is meeting its covenants.

        There were no outstanding obligations under the credit facility as of December 31, 2010. Outstanding obligations under the credit facility were $14.9 million as of December 31, 2009. The credit facility is classified as short-term consistent with Caliper's intent to utilize the credit facility to fund operations and working capital needs on a revolving loan basis and pay down the obligation within the year to minimize interest costs. Interest is due monthly and has ranged from 4.5% to 5.5% during 2010 and 4.5% to 6.5% during 2009.

11. Commitments and Contingencies

Leases

        As of December 31, 2010, future minimum payments under operating leases (excluding idled facilities accounted for within accrued restructuring) were as follows (in thousands):

Years ending December 31:
2011	$4,511
2012	4,794
2013	4,626
2014	4,469
2015	4,361
Thereafter	6,857

Total minimum lease payments	$29,618

        Rent expense relating to operating leases was approximately $3.5 million in 2010, $5.3 million in 2009 and $6.0 million in 2008.

CALIPER LIFE SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Commitments and Contingencies (Continued)

Letters-of-Credit

        As of December 31, 2010, Caliper had outstanding standby letters-of-credit, which restrict available borrowing under its credit facility, in the outstanding amount of $1.1 million primarily securing facility operating leases.

Inventory Purchases

        As of December 31, 2010 and 2009, Caliper had a non-cancelable purchase commitment in the amount of approximately $1.4 million and $0.4 million, respectively, with its foreign supplier for the purchase of glass stock used in the manufacture of certain types of its chips.

        As of December 31, 2010 and 2009, Caliper had non-cancelable purchase commitments in the amount of approximately $1.7 million and $2.5 million, respectively, with its CCD camera suppliers, lens and filter suppliers for the purchase of parts used in the manufacture of in vivo imaging instrumentation.

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

Years ending December 31:
2011	$408
2012	433
2013	420
2014	420
2015	402
Thereafter	1,754

Total minimum royalty payments	$3,837

CALIPER LIFE SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Commitments and Contingencies (Continued)

        In March 2010, Caliper received a letter from AntiCancer which claimed that Caliper had underpaid royalties during the period from July 2008 through December 2009, under a cross-license agreement entered into in February 2008. The claim is based upon a different interpretation of the royalty sharing provisions within the cross-license agreement. Caliper is contesting the claim that additional royalties are due, and as a result, has not accrued for any additional liability. The amount of any remaining contingent obligation, if any, cannot currently be estimated, nor does Caliper believe that it is probable that a liability exists. AntiCancer and Caliper held a mediation session with a neutral third party in September 2010, and are attempting to reach a negotiated settlement of this dispute. If this dispute cannot be resolved through mediation, either party may choose binding arbitration to resolve any dispute over the amount of back royalties owed, if any.

12. Restructuring Activities

        The following table summarizes the restructuring accrual activity (in thousands):

	Severance and Related	Facilities	Total
Balance, December 31, 2007	$9	2,609	$2,618
Restructuring charges	—	4,605	4,605
Interest accretion and adjustments	—	(61)	(61)
Payments	(9)	(2,677)	(2,686)

Balance, December 31, 2008	—	4,476	4,476
Restructuring charges	—	1,747	1,747
Correction of prior period error (see Note 18)	—	(1,157)	(1,157)
Interest accretion and adjustments	—	264	264
Payments	—	(1,649)	(1,649)

Balance, December 31, 2009	—	3,681	3,681
Restructuring charges	702	559	1,261
Adjustments to estimated obligations	—	511	511
Interest accretion	—	140	140
Payments	—	(1,663)	(1,663)

Balance, December 31, 2010	$702	3,228	$3,930

        The restructuring liability as of December 31, 2010 reflects the minimum future payment obligations related to base lease rentals and operating charges, net of sub-lease income, over the remaining lease lives through November 2015, discounted at the borrowing rate in effect at the time of the restructuring event (5% or 8.75%).

CALIPER LIFE SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Restructuring Activities (Continued)

        The remaining idle facility obligations are as follows (in thousands):

Years ending December 31:
2011	$2,255
2012	926
2013	1,094
2014	95
2015	95

Total minimum payments	4,465
Less: Amount representing interest	535

Present value of future payments	3,930
Less: Current portion of obligations	2,091

Noncurrent portion of obligations	$1,839

        Included within the above obligations is estimated future sublease income of $0.7 million in 2011, $0.9 million in 2012, $0.6 million in 2013 and $0.2 million per year in 2014 and 2015.

        The restructuring obligations reflected above resulted from the following actions:

Severance

        In December 2010, Caliper acquired CRi (see Note 3). In connection with the acquisition Caliper recorded a $0.7 million restructuring charge related to employee separation costs incurred by Caliper after the acquisition date. This action reduced the total CRi workforce by 13 employees, or approximately 28%. All affected employees were notified in December 2010 and all severance payments are expected to be completed by the end of the third quarter of 2011. The affected employees are not required to perform future services to earn the payments.

Facility Closures

        During 2008, Caliper consolidated its West Coast business operations to reduce overall facility costs and improve productivity and effectiveness of its research and development spending. The consolidation plan entailed vacating approximately 26,300 square feet of occupied space in Mountain View, California. In 2009, Caliper revised its assumptions around the restructuring charge taken in 2008 regarding the facility. The effect of the change was to update the sublease timing and rates assumed as a result of conditions in the current real estate market, as well as to correct an error in the amount of vacated space by approximately 10,200 square feet. This facility closure was accounted for in accordance with FASB ASC 420, Accounting for Costs Associated with Exit or Disposal Activities, pursuant to which Caliper recorded a liability equal to the fair value of the remaining lease payments as of the cease-use date. Fair value was determined based upon the discounted present value of remaining lease rentals (using a discount rate of 5.5%) for the space no longer occupied, considering future estimated sublease income, estimated broker fees and required tenant improvements. The lease term expires on November 30, 2013.

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

13. Stockholders' Equity

Preferred Share Purchase Rights Plan

        In December 2001, the Board of Directors and stockholders of Caliper adopted a Preferred Share Purchase Rights Plan (Rights Plan) under which Caliper issued as a dividend to all holders of its common stock certain rights to acquire additional shares of common stock at a discount price under certain circumstances (Rights). The dividend of the Rights was made to holders of Caliper's common stock on record as of January 8, 2002. Shares of common stock that are newly issued after this date will also carry Rights. The Rights Plan is designed to provide protection to stockholders from unsolicited and abusive takeover tactics, including attempts to acquire control of Caliper at an inadequate price or to treat all stockholders equally. Under the Rights Plan, each stockholder received one Right for each share of Caliper's outstanding common stock held by the stockholder. Each Right will entitle the holder to purchase one one-hundredth of a share of newly designated Series A Junior Participating Preferred Stock of Caliper at an initial exercise price of $100. Initially, the Rights are not detachable from Caliper's common stock and are not exercisable. Subject to certain exceptions, they become immediately exercisable after any person or group (Acquiring Person) acquires beneficial ownership of 15% or more of Caliper's common stock, or 10 business days (or such date as the Board of Directors may determine) after any person or entity announces a tender or exchange offer that would result in a 15% or greater beneficial ownership level. At no time will the Rights have any voting power. If the Rights become exercisable and a buyer becomes an Acquiring Person, all Rights holders, except the

CALIPER LIFE SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Stockholders' Equity (Continued)

Acquiring Person, will be entitled to purchase, for each Right held, $200 worth of Caliper's common stock for $100. Caliper's Board of Directors may amend or terminate the Rights Plan at any time or redeem the Rights prior to the time a person acquires more than 15% of Caliper's common stock. Issuance of the Rights will not affect the financial position of Caliper or interfere with its business plans. Issuance of the Rights will not affect reported earnings per share and will not be taxable to Caliper or Caliper's stockholders except, under certain circumstances, if the Rights become exercisable. The Rights Plan terminates in January 2012 unless it is renewed.

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

        The following table summarizes information with respect to warrants assumed from Xenogen which remain outstanding and exercisable at December 31, 2010:

Expiration Date	Exercise Price	Number of Xenogen Warrants	Equivalent Caliper Warrants (.2249 exchange ratio)	Equivalent Caliper Shares (.5792 exchange ratio)
August 2, 2012	$2.91	111,340	25,040	64,488
April 30, 2013	$3.64	288,044	64,781	166,835
October 18, 2011	$40.74	8,159	1,835	4,726

		407,543	91,656	236,049

Stock Plans

        The following is a summary of Caliper's stock plans that are in place as of December 31, 2010:

Plan	Plan Shares Authorized	Plan Shares Available	Awards Outstanding	Common Stock Reserved for Future Issuance
Option Plans:
2009 Equity Plan	10,000,000	8,005,190	1,920,798	9,925,988
1999 Equity Plan	17,034,894	—	7,296,666	7,296,666
1999 Directors' Plan	808,917	—	378,294	378,294
2001 Non-Statutory Stock Option Plan	500,000	249,516	247,535	497,051
Acquisition Plan	900,000	80,000	600,000	680,000

	29,243,811	8,334,706	10,443,293	18,777,999

1999 Purchase Plan	3,415,827	308,602	—	308,602

CALIPER LIFE SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Stockholders' Equity (Continued)

        On June 2, 2009, Caliper's stockholders approved a new 2009 Equity Incentive Plan (the "2009 Equity Incentive Plan"), and Caliper reserved an aggregate of 10 million shares of common stock for issuance pursuant to the 2009 Equity Incentive Plan. The 2009 Equity Incentive Plan replaced Caliper's 1999 Equity Incentive Plan (the "1999 Plan") and 1999 Non-Employee Directors' Equity Incentive Plan (the "1999 Directors' Plan" and, collectively with the 1999 Plan, the "Existing Plans"). Collectively, the 2009 Equity Incentive Plan and Existing Plans are referred to as the "Plans." The 2009 Equity Incentive Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock, restricted stock units, and other types of stock-based awards to officers, employees, non-employee directors and consultants. Of the 10 million shares reserved under the 2009 Equity Incentive Plan, Caliper has established a 2.5 million share limit on the number of shares that may be granted as "full value" awards. A full value award is an award which is a one-for-one common stock equivalent, such as a restricted stock grant that does not require the individual to pay a purchase or exercise price to receive the shares of common stock. The 2009 Equity Incentive Plan has a ten-year term through June 2, 2019, and stock options granted under the 2009 Equity Incentive Plan have a maximum term of ten years.

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

CALIPER LIFE SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Stockholders' Equity (Continued)

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

        The 1999 Purchase Plan permits eligible employees to acquire shares of Caliper's common stock through payroll deductions of up to 10% of their gross earnings. No employee may participate in the 1999 Purchase Plan if, immediately after the grant, the employee has voting power over 5% or more of the outstanding capital stock. The Board may specify offerings of up to 27 months under the terms of the plan; however, Caliper's Board of Directors has currently limited offering periods to six months. Unless the Board determines otherwise, common stock may be purchased at the lower of 85% of the fair market value of Caliper's common stock on the first day of the offering or 85% of the fair market value of Caliper's common stock on the purchase date. The initial offering period began on the effective date of the initial public offering. Caliper issued 285,040, 512,083 and 313,477 shares under the 1999 Purchase Plan in the years 2010, 2009 and 2008, respectively, at a weighted average price of $2.59, $1.12 and $2.05, respectively.

        A summary of activity under the stock plans, excluding the 1999 Purchase Plan, is as follows:

		Outstanding Options and Restricted Stock Units
	Available	Number of Shares	Exercise Price	Weighted Average Exercise Price
Balance at December 31, 2009	10,073,850	10,056,841	$0.00 - 162.00	$4.00
Authorized	—	—	—	—
Granted	(1,739,144)	1,739,144	0.00 - 6.52	4.14
Exercised	—	(78,625)	1.30 - 3.78	2.06
Vested Restricted Stock	—	(1,074,000)	—	—
Un-vested Repurchased	—	(1,860)	—	—
Forfeited	188,753	(186,893)	2.59 - 162.00	12.35
Canceled	11,314	(11,314)	1.34 - 5.63	3.00
Expired	(200,067)	—	—	—

Balance at December 31, 2010	8,334,706	10,443,293	$0.00 - 17.34	$4.45

Exercisable at December 31, 2010		6,246,087	$1.16 - 17.34	$4.99

Exercisable at December 31, 2009		5,133,771	$1.16 - 162.00	$5.74

        Included in the summary of activity are 200,067 shares that relate to previously cancelled or forfeited shares that are no longer available for future grant under the expired plans described above.

Stock Based Compensation

        On January 1, 2006, Caliper adopted FASB ASC 718, which requires all share-based payments to be recognized in the income statement as an operating expense, based on their fair values. Caliper's share-based payment arrangements within the scope of FASB ASC 718 include options, restricted stock

CALIPER LIFE SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Stockholders' Equity (Continued)

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

        Under the modified prospective method, compensation cost recognized includes (a) all share-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standard No. 123 (SFAS 123), Accounting for Stock-Based Compensation, and (b) all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of FASB ASC 718. Prior to the adoption of FASB ASC 718, forfeitures of unvested awards were accounted for in the period in which they occurred. Effective with the adoption of FASB ASC 718 estimated prospective forfeitures are included in the determination of compensation cost to be recognized. Caliper applied an expected forfeiture rate of 5% to unvested stock options for which expense was recognized during the years ended December 31, 2010, 2009 and 2008.

        Caliper accounts for options issued to non-employees in accordance with the provisions of FASB ASC 718 and EITF No. 96-18, Accounting for Equity Instruments that are issued to other than Employees for Acquiring, or in Conjunction with Selling Goods or Services. For the years ended December 31, 2010, 2009 and 2008, compensation expense related to stock-based compensation issued to non-employees was not material.

        Stock-based compensation expense is included within costs and expenses as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008
Cost of product revenue	$280	$323	$306
Cost of service revenue	51	125	75
Research and development	520	566	398
Selling, general and administrative	2,522	2,868	2,801

Total	$3,373	$3,882	$3,580

CALIPER LIFE SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Stockholders' Equity (Continued)

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

	2010	2009	2008
Expected volatility (%)	83 - 94	75 - 91	40 - 68
Risk-free interest rate (%)	1.43 - 2.34	1.60 - 2.02	1.59 - 3.53
Expected term (years)	3.37 - 4.63	3.38 - 4.51	3.39 - 4.24
Expected dividend yield (%)	—	—	—

        A summary of stock option and restricted stock unit activity under the Plans as of December 31, 2010, and changes during the year then ended as follows:

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 31, 2009	7,922,392	$4.67	6.43	$1,854
Granted	1,365,644	4.14	—	—
Exercised	(78,625)	2.06	—	188
Canceled	(198,207)	11.82	—	—

Outstanding at December 31, 2010	9,011,204	$4.45	6.02	$18,101

Exercisable at December 31, 2010	6,246,087	$4.99	4.88	$9,498

Vested and expected to vest at December 31, 2010	8,875,392	$4.47	5.98	$17,676

Restricted Stock Units	Shares
Outstanding and non-vested at December 31, 2009	2,134,449
Granted	373,500
Vested	(1,074,000)
Forfeited	(1,860)

Outstanding and non-vested at December 31, 2010	1,432,089

        Restricted stock units do not carry an exercise price and typically vest over a four-year period, although the vesting period of certain awards may vary. As of December 31, 2010, the weighted average remaining vesting term is 2.21 years and the aggregate intrinsic value of outstanding and non-vested restricted stock is approximately $9.1 million.

CALIPER LIFE SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Stockholders' Equity (Continued)

        During the twelve months ended December 31, 2010, Caliper granted 1,365,644 options at a weighted average grant date fair value, using the Black-Scholes-Merton option pricing model, of $2.67 per share, and 373,500 restricted stock units at a weighted average grant date fair value of $3.63 per share. The total fair value of restricted stock that vested during the year ended December 31, 2010 was approximately $1.8 million.

        As of December 31, 2010, there was $6.0 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average remaining service period of approximately 2.8 years.

14. Income Taxes

        The components of the provision (benefit) for income taxes are as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008
Federal	$326	$(8)	$(76)
State	(27)	97	50
Foreign	73	130	633

Total	$372	$219	$607

        Total foreign pre-tax loss was $0.8 million, $0.6 million and $1.8 million in 2010, 2009 and 2008, respectively. In 2010, Caliper recorded a provision for U.S, federal taxes of $326,000 for alternative minimum tax. In 2009 and 2008, Caliper recorded net benefits for U.S. federal taxes of $8,000 and $76,000, respectively, resulting from refundable tax credits related to the election under the Housing Economic Recovery Act of 2008. Caliper's total deferred tax provision was $3,000 in 2010 and was zero in 2009 and 2008. In 2010 and 2009, the State of California suspended the use of net operating losses by corporations to reduce taxable net income which is apportioned to California. In 2010 and 2009, Caliper incurred a state tax liability in California as a result of not being able to utilize previously generated losses. As of December 31, 2010, Caliper's California tax net operating losses amounted to $47.3 million.

CALIPER LIFE SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Income Taxes (Continued)

        A reconciliation of income taxes at the statutory federal income tax rate to net income taxes included in the accompanying statements of operations is as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008
Income tax provision (benefit):
At federal statutory rate	$1,580	$(2,722)	$(23,013)
State	(27)	97	50
Foreign	73	130	633
Permanent differences:
Stock compensation	368	304	121
Impairment of goodwill and intangibles	—	147	19,504
Divestitures	903	4,169	—
Alternative minimum tax	326	—	—
Other	394	(258)	(713)
Valuation allowance	(3,245)	(1,648)	4,025

Total	$372	$219	$607

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets for financial reporting purposes and the amounts used for income tax purposes.

        Significant components of Caliper's deferred tax assets for federal and state income taxes are as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008
Net operating loss carryforwards	$101,481	$103,099	$106,665
Research credit carryforwards	13,507	12,747	12,715
Capitalized research and development	505	245	361
Accruals & reserves	7,042	6,077	4,724
Intangible assets	(9,670)	(10,020)	(12,374)
Non-amortized intangibles	(1,131)	(1,128)	(1,128)
Other, net	7,125	6,359	6,179

Net deferred tax assets	118,859	117,379	117,142
Valuation allowance	(119,990)	(118,507)	(118,270)

Total	$(1,131)	$(1,128)	$(1,128)

        As of December 31, 2010, Caliper had federal and state net operating loss carryforwards of approximately $279.3 million and $114.0 million, respectively. Caliper also had federal and state research and development tax credit carryforwards of approximately $8.6 million and $4.9 million, respectively. The federal net operating loss and credit carryforwards will expire at various dates through 2030 beginning in the year 2011, if not utilized. The current remaining state net operating losses have varying expiration dates through 2030.

CALIPER LIFE SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Income Taxes (Continued)

        Because of Caliper's lack of earnings history and the uncertainty of realizing these net operating losses, the deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $1.5 million during the year ended December 31, 2010, increased $0.2 million during the year ended December 31, 2009 and increased $4.0 million during the year ended December 31, 2008.

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

        The following table summarizes the activity related to Caliper's gross unrecognized tax benefits from January 1, 2009 to December 31, 2010 (in thousands):

Balance as of December 31, 2008	$13,248
Increases related to current year's tax provisions	146
Decreases related to lapsing of statute of limitations	(16)

Balance as of December 31, 2009	13,378
Increases related to current year's tax provisions	1,297
Decreases related to lapsing of statute of limitations	(91)

Balance as of December 31, 2010	$14,584

        Caliper's gross unrecognized tax benefits as reflected in the table above are $14.6 million which includes certain benefits that if recognized would also result in an increase to Caliper's income tax valuation allowance. As a result, the amount of gross unrecognized tax benefit that would potentially reduce Caliper's effective tax rate is approximately $0.8 million. In the ordinary course of Caliper's business, its income tax filings are regularly under audit by tax authorities. While Caliper believes it has appropriately provided for all uncertain tax positions, amounts asserted by taxing authorities could be greater or less than its accrued position. Accordingly, additional provisions on income tax matters, or reductions of previously accrued provisions, could be recorded in the future as Caliper revises its estimates due to changing facts and circumstances or the underlying matters are settled or otherwise resolved. Federal and certain state taxes for the years 2007 through 2010 are subject to examination, as well as foreign jurisdiction tax returns covering these same periods. Caliper does not anticipate that the total amount of unrecognized tax benefit related to any particular tax position will change significantly within the next twelve months. Caliper recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. Interest and penalties accrued as of December 31, 2010 were not material.

        The Company considers the excess of its financial reporting over its tax basis in its investment in foreign subsidiaries essentially permanent in duration and as such has not recognized a deferred tax liability related to this difference.

CALIPER LIFE SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. 401(k) Plans

        Caliper has a 401(k) plan qualified under section 401(k) of the Internal Revenue Code that is available to all eligible employees as defined in the plan. Caliper instituted a discretionary employer match of employee contributions in April 2010. The discretionary matching contribution formula has been defined as 25% of an employee's elected deferral contribution up to a maximum of 6% of the employee's contributions. Caliper matching contributions are made only if, and as long as, the employee is making deferral contributions to the 401(k) Plan.

16. Legal Proceedings

        As reported previously, on February 23, 2010, Caliper, its wholly owned subsidiary Xenogen Corporation, and Stanford University filed a complaint for patent infringement against Carestream Health, Inc. ("Carestream") in the U.S. District Court for the Eastern District of Texas. Caliper, Xenogen and Stanford University seek a judgment that Carestream induced infringement of seven United States patents that Caliper, through Xenogen, exclusively licenses from Stanford University. Caliper and its co- plaintiffs seek an award of compensatory damages, trebled damages due to Carestream's willfulness, a permanent injunction and attorneys' fees against Carestream for its ongoing, indirect infringement of the patents-in-suit. The complaint was served on Carestream on February 26, 2010. On April 20, 2010, Carestream filed its answer to the complaint, denying it induces infringement of the asserted patents. Carestream also counterclaimed for declaratory judgments of non-infringement and invalidity of the asserted patents. Carestream also filed a motion to transfer the venue of the litigation to another District Court. Caliper and Carestream subsequently agreed to the transfer of this case to the U.S. District Court for the Northern District of California, where it is pending. The claim construction hearing for this case is presently scheduled for June 22, 2011, and the trial is presently scheduled for April 2012.

        On June 8, 2010, the U.S. Patent and Trademark Office ("PTO") issued U.S. Patent Number 7,734,325 ("the '325 Patent") to Carestream. The next day, Caliper filed a request for reexamination of all claims of the '325 Patent. On August 12, 2010, the PTO issued an order granting reexamination of all claims of the '325 Patent. On the same day, the PTO also issued an action closing prosecution of the reexamination of the '325 Patent. On September 29, 2010, the PTO issued a right of appeal notice notifying Caliper and Carestream of each party's right to appeal the examiner's determinations in the reexamination. Caliper filed a Notice of Appeal with the PTO on October 29, 2010, and filed its appeal brief on February 4, 2011. Carestream filed its reply to Caliper's appeal brief on March 7, 2011.

        On July 9, 2010, Carestream filed a complaint for patent infringement against Caliper in the U.S. District Court for the Western District of Wisconsin. Carestream's complaint alleges that Caliper's Lumina XR imaging system, which is a multi-modal imaging system with both optical and x-ray capabilities that Caliper first introduced in September 2009, infringes the '325 Patent and that Caliper indirectly infringes the '325 Patent. Caliper filed its answer to Carestream's complaint on August 2, 2010. Carestream's allegations of infringement do not involve any of Caliper's imaging products other than the Lumina XR. Caliper believes that the '325 Patent is invalid and that the Lumina XR system does not infringe the claims of the '325 Patent, and Caliper intends to defend against this lawsuit vigorously. With its complaint for patent infringement, Carestream also filed with the Court a motion for preliminary injunction to prevent Caliper from selling the Lumina XR system during the pendency of this litigation. Caliper filed its opposition to Carestream's motion for a preliminary injunction on October 20, 2010. The hearing on Carestream's preliminary injunction motion was held on March 4,

CALIPER LIFE SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Legal Proceedings (Continued)

2011, but the Court has not yet issued an order regarding Carestream's preliminary injunction motion. On October 20, 2010, Caliper also filed a motion for summary judgment based on non-infringement of the '325 Patent. No hearing date for Caliper's summary judgment motion has been set by the Court. On November 10, 2010, Carestream filed a cross-motion for summary judgment of infringement, and Caliper filed its opposition to Carestream's summary judgment motion on December 10, 2010. No hearing date has been set by the Court for that motion. The claim construction hearing for this case was also held on March 4, 2011, but the Court has not yet issued its claim construction order. The trial for this case is presently scheduled for January 2012.

        On November 10, 2010, GenMark Diagnostics, Inc., a life sciences company based in Carlsbad, California, filed a complaint against Caliper in U.S. District Court for the Northern District of California, seeking declaratory judgment that either (i) GenMark's products do not infringe three microfluidic patents owned by Caliper (U.S. Patent Nos. 6,366,924; 6,399,025; and 6,495,104) and/or (ii) the claims of the three patents at issue are invalid. GenMark's complaint was served on Caliper on November 11, 2010. The complaint filed by GenMark did not contain any other claims against Caliper, other than a claim for recovery of reasonable attorneys' fees. Caliper had been in the beginning stages of license discussions with GenMark when it filed its complaint. GenMark agreed to extend the date on which Caliper is required to answer GenMark's complaint. On February 28, 2011, Caliper and GenMark entered an agreement under which Caliper agreed not to assert any infringement claims under certain specified patents against GenMark during the next six-month period and GenMark agreed to dismiss its complaint without prejudice. Caliper intends to continue its discussions with GenMark regarding a potential licensing arrangement during this six-month period.

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

	2010	2009	2008
Revenue:
United States	$64,582	$71,784	$77,335
Europe	36,417	35,769	37,689
Asia	21,557	20,989	16,055
Other	1,140	1,870	2,975

	$123,696	$130,412	$134,054

Net income (loss):
United States	$1,876	$(11,262)	$(71,415)
Europe	(849)	362	1,007
Asia	3,215	2,865	1,832
Other	34	(190)	284

	$4,276	$(8,225)	$(68,292)

Property and equipment, net:
United States	$9,352	$8,586	$10,576
Europe	384	487	148
Asia	29	34	11

	$9,765	$9,107	$10,735

Net Assets:
United States	$83,722	$65,536	$70,621
Europe	4,582	5,634	4,624
Asia	1,583	1,079	824
Other	801	761	669

	$90,688	$73,010	$76,738

        For all periods presented, no individual country within Europe, Asia or other exceeded 10% of the consolidated totals for revenue, net loss, property and equipment and net assets. Caliper's other long-lived assets include restricted cash, goodwill, intangible assets and other assets which are primarily located in the United States.

18. Quarterly Financial Data (Unaudited)

Unaudited Results

        The following table sets forth a summary of our unaudited quarterly operating results for each of the eight quarters up through the year ended December 31, 2010. This data has been derived from our unaudited consolidated interim financial statements which, in our opinion, have been prepared in substantially the same basis as the audited consolidated financial statements contained elsewhere in this Annual Report on Form 10-K and include all normal recurring adjustments necessary for a fair presentation of the financial information for the periods presented. These unaudited quarterly results should be read in conjunction with our consolidated financial statements and notes thereto included in

CALIPER LIFE SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Quarterly Financial Data (Unaudited) (Continued)

this Annual Report on Form 10-K. The operating results in any quarter are not necessarily indicative of the results that may be expected for any future period.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2010
Total revenue	$28,652	$29,050	$29,746	$36,248
Gross profit	14,761	15,111	15,819	18,463
Operating loss	(1,729)	(1,762)	(1,553)	(1,000)
Net income (loss)	(2,218)	9,237	(1,310)	(1,433)
Basic income (loss) per share	(0.04)	0.18	(0.03)	(0.03)
Diluted income (loss) per share	$(0.04)	$0.18	$(0.03)	$(0.03)
Year ended December 31, 2009
Total revenue	$28,472	$32,111	$32,173	$37,656
Gross profit	11,120	13,640	14,477	18,655
Operating income (loss)	(6,196)	(3,844)	(3,122)	959
Net income (loss)	(6,645)	(4,053)	(3,377)	5,851
Basic income (loss) per share	(0.14)	(0.08)	(0.07)	0.12
Diluted income (loss) per share	$(0.14)	$(0.08)	$(0.07)	$0.11

Correction of an Error

        Included within fourth quarter 2009 net income is a $1.2 million reversal of certain prior period restructuring charges and a $0.4 million charge to operating rent expense that resulted from having not fully vacated certain office and lab space that was originally intended to be vacated in connection with Caliper's consolidation of its Mountain View, California facility in 2008 (further discussed in Note 12). During the fourth quarter of 2009, management became aware that certain space previously included in restructuring charges taken in the third and fourth quarter of 2008 had not met the "cease-use" date as required under ASC 420 to record a restructuring accrual. Accordingly, Caliper reversed the previously recorded charges in the fourth quarter of 2009 and recorded the appropriate rent expense, both on a cumulative basis. Caliper evaluated the materiality of this error in accordance with ASC 250, Accounting Changes and Error Corrections, and SEC Staff Accounting Bulletin Nos. 99, Materiality, and 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, and concluded that the effects of the correction of the error were not material to its full year 2009 and 2008 financial results or to any interim quarterly period therein.

CALIPER LIFE SCIENCES, INC.

Schedule II—VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period
	(In thousands)
Year ended December 31, 2010:
Allowance for doubtful accounts	$805	$395	$140	$1,060
Valuation allowance for deferred tax assets	118,507	1,483	—	119,990

	$119,312	$1,878	$140	$121,050

Year ended December 31, 2009:
Allowance for doubtful accounts	$740	$240	$175	$805
Valuation allowance for deferred tax assets	118,270	237	—	118,507

	$119,010	$477	$175	$119,312

Year ended December 31, 2008:
Allowance for doubtful accounts	$1,320	$139	$719	$740
Valuation allowance for deferred tax assets	114,245	4,025	—	118,270

	$115,565	$4,164	$719	$119,010

EXHIBIT INDEX

Exhibit Number		Description of Document
2.2	(17)(31)	Asset Sale and Purchase Agreement, dated as of October 29, 2008, by and between Sotax Corporation and Caliper Life Sciences, Inc.
2.4	(17)(33)	Stock Purchase Agreement, dated December 11, 2009, by and between Taconic Farms, Inc., Xenogen Corporation and Caliper Life Sciences, Inc.
2.5	(3)(34)	Asset Purchase Agreement, dated as of May 17, 2010, by and between Biotage LLC and Caliper Life Sciences, Inc.
2.6	(35)
Agreement and Plan of Merger, dated as of December 8, 2010, by and among Caliper Life Sciences, Inc., Cricket Acquisition Corporation, Cambridge Research & Instrumentation, Inc., and Theodore I. Les, solely in his capacity as the representative of the stockholders of CRi.
3.1	(14)	Amended and Restated Certificate of Incorporation of Caliper.
3.2	(7)	Certificate of Designation of Series A Junior Participating Preferred Stock.
3.3	(21)	Amended and Restated Bylaws of Caliper.
4.1		Reference is made to Exhibits 3.1, 3.2 and 3.3.
4.2	(15)	Specimen Stock Certificate.
4.3	(36)	Rights Agreement, dated as of December 18, 2001, between Caliper and Wells Fargo Bank Minnesota, N.A., as Rights Agent.
4.11	(22)	Registration Rights Agreement by and between Caliper and The Berwind Company LLC, dated as of December 18, 2007.
10.1	(1)	Lease Agreement, dated December 1, 1998, between Caliper and 605 East Fairchild Associates, L.P.
10.2	(1)(2)	1996 Equity Incentive Plan.
10.3	(1)(2)	1999 Equity Incentive Plan.
10.4	(1)(2)	1999 Employee Stock Purchase Plan.
10.5	(1)(2)	1999 Non-Employee Directors' Stock Option Plan.
10.6	(2)(15)	Form of Grant Agreement for 1999 Equity Incentive Plan—Option Awards.
10.7	(2)(15)	Form of Grant Agreement for 1999 Equity Incentive Plan—Restricted Stock Unit Awards.
10.8	(2)(15)	Form of Grant Agreement for 1999 Non-Employee Directors' Stock Option Plan.
10.9	(1)(2)	Form of Indemnification Agreement entered into between Caliper and its directors and executive officers.
10.10	(1)(3)	Collaboration Agreement, dated May 2, 1998, between Caliper and Hewlett-Packard Company (now Agilent Technologies, Inc.).
10.11	(2)(15)	Form of Stock Option Grant Agreement for Acquisition Equity Incentive Plan.
10.12	(2)(15)	Form of Stock Award Agreement for Acquisition Equity Incentive Plan (pro rata vesting).
10.13	(2)(15)	Form of Stock Award Agreement for Acquisition Equity Incentive Plan (5 year cliff vesting).

Exhibit Number		Description of Document
10.14	(29)	Lease Agreement, dated as of April 25, 2005, between Caliper and BCIA New England Holdings LLC.
10.17	(2)(15)	Non-Employee Directors' Cash Compensation Plan.
10.18	(2)(37)	Caliper Performance Bonus Plan.
10.23	(1)(2)	The Corporate Plan for Retirement Select Plan Adoption Agreement and related Basic Plan Document.
10.29	(2)	Amended and Restated Key Employee Change of Control and Severance Benefit Plan as of December 8, 2010.
10.30	(3)(6)	Cross-License Agreement, dated March 12, 2001, between Aclara Biosciences, Inc. and Caliper.
10.32	(3)(6)	Settlement Agreement and Mutual General Release dated March 12, 2001, between Aclara Biosciences, Inc. and Caliper.
10.39	(2)(8)	2001 Non-Statutory Stock Option Plan.
10.46	(2)(15)	Form of Grant Agreement for 2001 Non-Statutory Stock Option Plan.
10.52	(3)(12)
Sole Commercial Patent License Agreement, effective September 1, 1995, between UT-Battelle, LLC, the successor to Lockheed Martin Energy Research Corporation, and Caliper, as amended on November 1, 2002.
10.55	(3)(9)	Collaboration Agreement, dated June 4, 2003, between Caliper and Bio-Rad Laboratories, Inc.
10.56	(2)(9)	Key Employee Agreement, dated June 8, 2003, between Caliper and E. Kevin Hrusovsky.
10.62	(2)(11)	Acquisition Equity Incentive Plan.
10.64	(2)(13)	Consulting Agreement, dated January 1, 2004, between Caliper and Dr. David V. Milligan.
10.67	(2)(30)	Offer Letter dated September 7, 2005, between Caliper Life Sciences, Inc. and David M. Manyak, Ph.D.
10.71	(3)(16)	Agreement, dated as of May 5, 2000, between the Board of Trustees of the Leland Stanford Junior University and Xenogen Corporation.
10.73	(23)
Amended and Restated Loan and Security Agreement, dated as of February 15, 2008, by and among Caliper, Silicon Valley Bank, Xenogen Corporation, Xenogen Biosciences Corporation and NovaScreen Biosciences Corporation.
10.74	(24)	Amendment to Lease Agreement dated as of March 18, 2008, by and between 605 Fairchild Associates, L.P., as landlord, and Caliper Life Sciences, Inc., as tenant.
10.78	(25)	Amendment to Lease Agreement dated as of June 27, 2008, by and between Cedar Brook 5 Corporate Center, L.P., as landlord and Caliper Life Sciences, Inc., as tenant.
10.79	(26)	2009 Equity Incentive Plan.
10.80	(2)(37)	Form of Stock Award Agreement for 2009 Equity Incentive Plan.
10.81	(2)(37)	Form of Grant Award Agreement for 2009 Equity Incentive Plan.

Exhibit Number		Description of Document
10.82	(27)	Second Amended and Restated Loan and Security Agreement, dated as of March 6, 2009, by and among Silicon Valley Bank, Caliper Life Sciences, Inc., NovaScreen Biosciences Corporation, Xenogen Corporation, Xenogen Biosciences Corporation and Caliper Life Sciences, Ltd.
10.83	(37)
First Loan Modification Agreement, dated as of December 11, 2009, by and among Silicon Valley Bank, Caliper Life Sciences, Inc., NovaScreen Biosciences Corporation, Xenogen Corporation, and Caliper Life Sciences, Ltd.
10.84	(28)	Non-Employee Director Compensation Policy
10.85
Third Amended and Restated Loan and Security Agreement, dated as of December 30, 2010, by and among Silicon Valley Bank, Caliper Life Sciences, Inc., NovaScreen Biosciences Corporation, Xenogen Corporation, Cambridge Research & Instrumentation, Inc., and Caliper Life Sciences, Ltd.
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

(1)
Previously filed as the like-numbered Exhibit to our Registration Statement on Form S-1, as amended, File No. 333-88827, filed on October 12, 1999, and incorporated by reference herein.

(2)
Management contract or compensatory plan or arrangement.

(3)
Confidential treatment has been granted for certain portions of this exhibit, which portions have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment pursuant to the Securities Exchange Age of 1934, as amended.

(4)
Previously filed as the like-numbered exhibit to Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated by reference herein.

(5)
Previously filed as the like-numbered Exhibit to our Registration Statement on Form S-1, as amended, File No. 333-45942, filed on September 15, 2000, and incorporated by reference herein.

(6)
Previously filed as the like-numbered Exhibit to Form 10-Q for the quarterly period ended March 31, 2001, and incorporated by reference herein.

(7)
Previously filed as Exhibit 4.1 to Current Report on Form 8-K filed December 19, 2001, and incorporated by reference herein.

(8)
Previously filed as Exhibit 99.1 to our Registration Statement on Form S-8, File No. 333-76636, filed January 11, 2002, and incorporated by reference herein.

(9)
Previously filed as the like-numbered Exhibit to Form 10-Q for the quarterly period ended June 30, 2003, and incorporated by reference herein.

(10)
Previously filed as the like-numbered Exhibit to Form 10-Q for the quarterly period ended September 30, 2003, and incorporated by reference herein.

(11)
Previously filed as Exhibit 99.1 to our Registration Statement on Form S-8, File No. 333-106946, filed July 10, 2003, and incorporated by reference herein.

(12)
Previously filed as the like-numbered Exhibit to Form 10-K for the year ended December 31, 2002, and incorporated by reference herein.

(13)
Previously filed as the like-numbered Exhibit to Form 10-K for the year ended December 31, 2003, and incorporated by reference herein.

(14)
Previously filed as the like-numbered Exhibit to Form 10-Q for the quarterly period ended March 31, 2004, and incorporated by reference herein.

(15)
Previously filed as the like-numbered Exhibit to Form 10-K for the year ended December 31, 2004, and incorporated by reference herein.

(16)
Previously filed as Exhibit 10.3 to Form 10-Q for the quarterly period ended September 30, 2006, and incorporated by reference herein.

(17)
Confidential treatment has been requested for certain portions of this exhibit which portions have been omitted and filed separately with the Securities and Exchange Commission.

(18)
Previously filed as Exhibit 2.5 to Form 10-K for the year ended December 31, 2005, and incorporated by reference herein.

(19)
Previously filed as Exhibit 10.2 to Form 10-Q for the quarterly period ended June 30, 2007, and incorporated by reference herein.

(20)
Previously filed as the like numbered Exhibit to Form 10-K for the year ended December 31, 2006, and incorporated by reference herein.

(21)
Previously filed as Exhibit 3.1 to Current Report on Form 8-K filed on March 2, 2007, and incorporated by reference herein.

(22)
Previously filed as the like-numbered Exhibit to our Registration Statement on Form S-3, as amended, File No. 333-147571, filed on November 21, 2007, and incorporated by reference herein.

(23)
Previously filed as Exhibit 10.2 to Form 10-Q for the quarterly period ended June 30, 2008, and incorporated by reference herein.

(24)
Previously filed as Exhibit 10.1 to Form 10-Q for the quarterly period ended March 31, 2008, and incorporated by reference herein.

(25)
Previously filed as Exhibit 10.1 to Form 10-Q for the quarterly period ended June 30, 2008, and incorporated by reference herein.

(26)
Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed on July 7, 2009, and incorporated by reference herein.

(27)
Previously filed as Exhibit 10.1 to Form 10-Q for the quarterly period ended March 31, 2009, and incorporated by reference herein.

(28)
Previously filed as Exhibit 10.3 to Form 10-Q for the quarterly period ended March 31, 2009, and incorporated by reference herein.

(29)
Previously filed as the like-numbered Exhibit to Form 10-K for the year ended December 31, 2008, and incorporated by reference herein.

(30)
Previously filed as the like-numbered Exhibit to Form 10-K for the year ended December 31, 2005, and incorporated by reference herein.

(31)
Previously filed as Exhibit 2.6 to Form 10-K for the year ended December 31, 2008, and incorporated by reference herein.

(32)
Previously filed as Exhibit 2.7 to Form 10-K for the year ended December 31, 2008, and incorporated by reference herein.

(33)
Previously filed as Exhibit 2.4 to Form 10-K for the year ended December 31, 2009, and incorporated by reference herein.

(34)
Previously filed as Exhibit 2.1 to Form 10-Q for the quarterly period ended June 30, 2010, and incorporated by reference herein.

(35)
Previously filed as Exhibit 2.1 to Current Report on Form 8-K filed on December 21, 2010, and incorporated by reference herein.

(36)
Previously filed as Exhibit 99.2 to Form 8-K filed on December 19, 2001, and incorporated by reference herein.

(37)
Previously filed as the like-numbered Exhibit to Form 10-K for the year ended December 31, 2009, and incorporated by reference herein.