Form 10-Q
period 2011-03-31
CALIPER LIFE SCIENCES INC
filed 2011-05-06
CIK 1014672

UNITED STATES SECURITIES AND EXCHANGE

COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2011.

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

NUMBER OF SHARES OF COMMON STOCK OUTSTANDING ON April 30, 2011: 52,484,052

CALIPER LIFE SCIENCES, INC.

PART I. FINANCIAL INFORMATION

CALIPER LIFE SCIENCES, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share data)

Item 1.    Financial Statements

	March 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$26,228	$24,614
Marketable securities	8,935	10,232
Accounts receivable, net	23,341	26,544
Inventories	14,789	14,004
Prepaid expenses and other current assets	3,659	2,916
Total current assets	76,952	78,310
Property and equipment, net	9,394	9,765
Intangible assets, net	26,355	27,797
Goodwill	27,958	27,958
Other assets	664	592
Total assets	$141,323	$144,422
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,155	$6,820
Accrued compensation	6,379	8,830
Other accrued liabilities	10,412	11,160
Deferred revenue and customer deposits	14,764	13,503
Current portion of accrued restructuring	1,953	2,091
Total current liabilities	40,663	42,404
Noncurrent portion of accrued restructuring	2,165	1,839
Other noncurrent liabilities	8,248	8,360
Deferred tax liability	1,131	1,131
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized, 52,454,366 and 52,064,675 shares issued and outstanding in 2011 and 2010, respectively	52	52
Additional paid-in capital	397,558	396,609
Accumulated deficit	(308,956)	(306,361)
Accumulated other comprehensive income	462	388
Total stockholders’ equity	89,116	90,688
Total liabilities and stockholders’ equity	$141,323	$144,422

See accompanying notes.

CALIPER LIFE SCIENCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2011	2010
Revenues:
Product revenue	$24,943	$20,367
Service revenue	7,232	5,081
License fees and contract revenue	3,645	3,204
Total revenue	35,820	28,652
Costs and expenses:
Cost of product revenue	12,895	10,296
Cost of service revenue	3,696	3,190
Cost of license revenue	645	405
Research and development	5,392	4,347
Selling, general and administrative	13,720	10,858
Amortization of intangible assets	1,442	1,254
Restructuring charges, net	864	31
Total costs and expenses	38,654	30,381
Operating loss	(2,834)	(1,729)
Interest expense, net	(35)	(130)
Other income (expense), net	312	(351)
Loss before income taxes	(2,557)	(2,210)
Provision for income taxes	(38)	(8)
Net loss	$(2,595)	$(2,218)

Net loss per common share, basic and diluted	$(0.05)	$(0.04)
Shares used in computing net loss per common share, basic and diluted	52,052	49,479

See accompanying notes.

CALIPER LIFE SCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended March 31,
	2011	2010
Operating activities
Net loss	$(2,595)	$(2,218)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	2,102	1,895
Stock-based compensation expense, net	990	1,012
Non-cash restructuring charges, net	864	31
Foreign currency exchange (gains) losses	(306)	401
Changes in operating assets and liabilities:
Accounts receivable	3,613	5,206
Inventories	(612)	(849)
Prepaid expenses and other current assets	(910)	(970)
Accounts payable and other accrued liabilities	(507)	(1,012)
Accrued compensation	(3,088)	(3,906)
Deferred revenue and customer deposits	1,108	478
Other noncurrent liabilities	9	(402)
Payments of accrued restructuring obligations, net	(606)	(445)
Net cash from operating activities	62	(779)

Investing activities
Purchases of marketable securities	(2,803)	(7,390)
Proceeds from sales of marketable securities	500	—
Proceeds from maturities of marketable securities	3,600	600
Other assets	136	1
Purchases of property and equipment	(267)	(620)
Net cash from investing activities	1,166	(7,409)
Financing activities
Borrowings under credit facility	—	(12,900)
Payments of credit facility and other obligations	—	12,900
Payments of capital leases and other obligations	(119)	—
Proceeds from issuance of common stock	463	34
Net cash from financing activities	344	34
Effect of exchange rates on changes in cash and cash equivalents	42	(268)
Net increase (decrease) in cash and cash equivalents	1,614	(8,422)
Cash and cash equivalents at beginning of period	24,614	34,522
Cash and cash equivalents at end of period	$26,228	$26,100

See accompanying notes.

CALIPER LIFE SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

1. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of Caliper Life Sciences, Inc. and its wholly owned subsidiaries (collectively, the “Company” or “Caliper”) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and generally accepted accounting principles for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules or regulations. The December 31, 2010 consolidated balance sheet has been derived from the Company’s audited financial statements as of that date, but does not include all disclosures required by U.S. GAAP.  However, in the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. These unaudited consolidated financial statements should be read in conjunction with Caliper’s Annual Report on Form 10-K for the year ended December 31, 2010.

Operating results for the three months ended March 31, 2011, are not necessarily indicative of the results that may be expected for the full fiscal year or for any future periods. For example, the Company typically experiences higher revenue in the fourth quarter of its fiscal year due to spending patterns of its customers, and may realize significant periodic fluctuations in license and contract revenue depending on the timing and circumstances of underlying individual transactions.

Summary of Significant Accounting Principles

The accounting policies underlying the accompanying unaudited consolidated financial statements are those set forth in Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 11, 2011. Those policies are not presented herein, except to the extent that new policies have been adopted or that the description of existing policies has been meaningfully updated.

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

Service and Annual Maintenance Agreements

Caliper’s general policy is to recognize revenue as services are performed, typically using the proportional performance method based upon defined outputs or other reasonable measures, as applicable, or ratably over the contract service term in the case of annual maintenance contracts. Customers may purchase optional warranty coverage during the initial standard warranty term and annual maintenance contracts beyond the standard warranty expiration. These optional service offerings are not included in the price Caliper charges customers for the initial product purchase. Under Caliper’s standard warranty, the customer is entitled to repair or replacement of defective goods.

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

Observable inputs that do not meet the criteria of Level 1, and include quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets and liabilities in markets that are not active, are categorized as Level 2.  Level 3 inputs are those that reflect our estimates about the assumptions market participants would use in pricing the asset or liability, based on the best information available in the circumstances.  Valuation techniques for assets and liabilities measured using Level 3 inputs may include methodologies such as the market approach, the income approach or the cost approach, and may use unobservable inputs such as projections, estimates and management’s interpretation of current market data.  These unobservable inputs are only utilized to the extent that observable inputs are not available or cost-effective to obtain.  Caliper’s investments are all classified as Level 1 inputs because they are valued using quoted market prices, broker or dealer quotations, or market prices received from industry standard pricing data providers.   On March 31, 2011, Caliper’s investments were valued as follows (in thousands):

Quoted Prices in Active Markets (Level 1)
Money market funds	$2,242
Government treasuries and bonds	2,612
Commercial paper	1,749
U.S. corporate notes and bonds	3,639
U.S. Agency bonds	1,409
Other	358
Total	$12,009

As of March 31, 2011, Caliper’s cash and available for sale securities of $35.2 million all have contracted maturities of less than one year, with the exception of two securities with an aggregate value of $1.0 million.  In addition, Caliper held securities that were in an unrealized loss position as of March 31, 2011; however, these unrealized losses were not material to Caliper either individually or in the aggregate.

Income Taxes

Caliper accounts for income taxes in accordance with FASB ASC 740, Accounting for Income Taxes, and accounts for uncertainty in income taxes recognized in financial statements in accordance with FASB ASC 740, Accounting for Uncertainty in Income Taxes. FASB ASC 740 prescribes a comprehensive model for the recognition, measurement, and financial statement disclosure of uncertain tax positions. Unrecognized tax benefits are the difference between tax positions taken, or expected to be taken, in tax returns, and the benefits recognized for accounting purposes pursuant to FASB ASC 740. Caliper classifies uncertain tax positions as short-term liabilities within accrued expenses. For the three months ended March 31, 2011 and 2010, Caliper’s tax provisions primarily relate to foreign taxes in jurisdictions where its wholly owned subsidiaries are profitable and in certain states, state income taxes.

Goodwill

Caliper performs a test for the impairment of goodwill annually, or more frequently if events or circumstances indicate that goodwill may be impaired. Because Caliper has a single operating segment, which is the sole reporting unit, Caliper performs this test by comparing the fair value of Caliper with its carrying value, including goodwill. If the fair value exceeds the carrying value, goodwill is not impaired. If the book value exceeds the carrying value, Caliper would calculate the potential impairment loss by comparing the implied fair value of goodwill with the book value of goodwill. If the implied fair value of goodwill is less than the book value, an impairment charge would be recorded equal to the difference.  As of March 31, 2011, Caliper analyzed its goodwill for indicators of impairment, and concluded that there were none.

Recently Issued Accounting Standards

There are no recently issued accounting standards, which, if adopted, would have a material impact on Caliper’s reported results of operations.

2. Acquisition

On December 17, 2010, Caliper completed the acquisition of Cambridge Research & Instrumentation, Inc. (“CRi”) for $20.0 million, consisting of approximately $7.9 million in cash, issuance of 1,648,641 shares of Caliper’s common stock valued at $10.3 million and an assumed liability resulting from a litigation settlement of approximately $1.8 million. Caliper incurred approximately $1.0 million in acquisition related costs that were expensed within selling, general and administrative costs, of which approximately $0.9 million was incurred within the fourth quarter of 2010 and approximately $0.1 million was incurred within the first quarter of 2011. The final purchase price and allocation to acquired assets and liabilities are expected to be finalized within one year of the acquisition. CRi’s operations, assumed as of the date of the acquisition, are included in the results of operations of Caliper beginning on December 17, 2010, the closing date of the acquisition.

3.  Divestitures

On May 17, 2010, Caliper entered into a Purchase Agreement (the “Purchase Agreement”) providing for the sale of its specialty product lines, consisting of the TurboVap and RapidTrace instrument groups, to Biotage LLC for approximately $16.5 million in cash. The sale of these product lines to Biotage was completed on May 24, 2010.  As of the closing date for this transaction, the specialty product lines had net assets of $5.0 million comprised of $2.7 million of goodwill allocated on a relative fair value basis, $1.6 million in accounts receivable and $1.4 million in inventory, less $0.7 million of assumed liabilities.  The sale resulted in an $11.4 million gain before estimated income taxes of approximately $0.3 million.

4. Inventories

Inventories are stated at the lower of cost (determined on a first-in, first-out basis, or “FIFO”) or market. Amounts are relieved from inventory and recognized as a component of cost of sales on a FIFO basis. Inventories consist of the following (in thousands):

	March 31, 2011	December 31, 2010
Raw material	$6,876	$6,245
Work-in-process	1,329	1,646
Finished goods	6,584	6,113
	$14,789	$14,004

5. Intangibles

Intangibles, net of amortization expense and other charges, consist of the following assets acquired in connection with previous business combinations (in thousands):

	March 31, 2011	December 31, 2010
Core technologies	$14,134	$14,995
Developed and contract technologies	4,134	4,489
Customer contracts, lists and relationships	2,541	2,747
Other intangibles	348	368
Trade names	2,898	2,898
In-process research and development	2,300	2,300
	$26,355	$27,797

In connection with the acquisition of CRi, $2.3 million of the intangible assets acquired relate to in-process research and development (“IPR&D”) assets.  These IPR&D assets represent three projects that were in existence as of the acquisition date.  Caliper assesses the status of the projects on a quarterly basis to determine whether they have been completed or abandoned.

6. Warranty Obligations

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

Changes in Caliper’s warranty obligation are as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Balance at beginning of period	$1,416	$1,557
Warranties issued during the period	744	602
Settlements and adjustments made during the period	(649)	(792)
Balance at end of period	$1,511	$1,367

7. Comprehensive Loss

Comprehensive loss is as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Net loss	$(2,595)	$(2,218)
Unrealized (loss) gain on marketable securities	—	(4)
Foreign currency translation gain (loss)	73	(243)
Comprehensive loss	$(2,522)	$(2,465)

8. Accrued Restructuring Costs

Caliper’s accrued restructuring costs as of March 31, 2011 were comprised of future contractual obligations pursuant to facility operating leases covering certain idle space as further described below.  The following table summarizes changes in accrued restructuring obligations during the three months ended March 31, 2011 (in thousands):

	Severance and Related	Facilities	Total
Balance, December 31, 2010	$702	$3,228	$3,930
Restructuring charges	482	351	833
Adjustments to estimated obligations	(11)	(4)	(15)
Interest accretion	—	41	41
Stock compensation, non-cash	(65)	—	(65)
Payments	(238)	(368)	(606)
Balance, March 31, 2011	$870	$3,248	$4,118

The remaining facility and severance obligations are payable as follows (in thousands):

Years Ended December 31:
2011 (remainder of fiscal year)	$1,858
2012	1,212
2013	1,437
2014	76
2015	72
Total minimum payments	4,655
Less: Amount representing interest	537
Present value of future payments	4,118
Less: Current portion of obligations	1,953
Non-current portion of obligations	$2,165

The restructuring obligations reflected above resulted from the following actions:

Severance

In December 2010, Caliper acquired CRi (see Note 2). In connection with the acquisition in the fourth quarter of 2010, Caliper recorded a $0.7 million restructuring charge related to employee separation costs incurred by Caliper after the acquisition date. This action reduced the total CRi workforce by 13 employees, or approximately 28%. All affected employees were notified in December 2010 and all severance payments are expected to be completed by the end of the third quarter of 2011. The affected employees are not required to perform future services to earn the payments.  In March 2011, Caliper recorded an additional $0.5 million restructuring charge related to employee separation costs incurred in connection with the termination of a former executive officer of CRi.  The payment will be made during the second quarter of 2011.

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

In April 2010, Caliper vacated approximately 5,400 additional square feet of its Mountain View, California facility. This facility consolidation was due to ongoing efforts to streamline chip manufacturing operations and increase the likelihood of securing a sub-tenant. Caliper recorded a restructuring charge of approximately $0.6 million related to this action in the second quarter of 2010. This partial facility abandonment was accounted for in accordance with FASB ASC 420, pursuant to which Caliper recorded a liability equal to the fair value of the remaining lease payments as of the cease-use date. Fair value was determined based upon the discounted present value of remaining lease payments (using a discount rate of 5.5%) for the space no longer occupied, considering future estimated sublease income, estimated broker fees and required tenant improvements.

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

In April 2011, Caliper entered into a sublease for approximately 13,080 square feet of the vacated space in Mountain View, California, at terms consistent with those assumed in the previously recorded restructuring charges. As a result of entering into this agreement, Caliper revised its assumptions around the remaining space, concluding that the remaining space would not generate sublease income, and recorded an additional $0.4 million restructuring charge during the three months ended March 31, 2011. The effect of the charge was to update the timing of sublease income related to the remaining space in Mountain View, California.

9. Revolving Credit Facility

On December 31, 2010, Caliper entered into a Third Amended and Restated Loan and Security Agreement (“credit facility”) with a bank, which permits Caliper to borrow up to $25 million in the form of revolving loan advances, including up to $5 million in the form of letters of credit and other contingent reserves. The principal effect of this modification was to extend the maturity date of the credit facility from April 1, 2011 to April 1, 2013.  The modification also established financial covenants that are tested as of the last day of each quarter.  Principal borrowings under the credit facility accrue interest at a floating annual rate equal to the bank’s prime rate (4% at March 31, 2011).  Under the credit facility, Caliper is permitted to borrow up to $25 million, subject to a borrowing base limit consisting of (a) 80% of eligible accounts receivable plus (b) the lesser of 90% of Caliper’s unrestricted cash at the bank or $15 million. Eligible accounts receivable do not include internationally billed receivables, unbilled receivables, and receivables aged over 90 days from invoice date. The credit facility serves as a source of capital for ongoing operations and working capital needs.

The credit facility includes traditional lending and reporting covenants including that certain financial covenants applicable to liquidity and earnings are to be maintained by Caliper and tested as of the last day of each quarter. As of March 31, 2011, Caliper was in compliance with all of its covenants in the credit facility. There were no outstanding borrowings under the credit facility as of March 31, 2011.

10. Commitments and Contingencies

Caliper’s commitments and contingencies are disclosed within Note 11 to the consolidated financial statements included in Caliper’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 11, 2011.  There have not been any material changes to Caliper’s commitments and contingencies during the current period, except as follows.

On December 11, 2009, Caliper entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Taconic Farms, Inc., (“Taconic”), a New York corporation. The Stock Purchase Agreement provided for the sale of Caliper’s XenBio operations to Taconic for a purchase price of approximately $10.8 million, which included $9.7 million in cash together with $1.1 million which was placed into an escrow account until April 30, 2011. On April 18, 2011, Caliper received notice from Taconic regarding a claim for indemnification by Taconic for various potential contingent losses that may be suffered by Taconic and for which, if such losses are actually realized by Taconic, Taconic believes Caliper would have an obligation to indemnify Taconic under the terms of the Stock Purchase Agreement. Under the terms of the Stock Purchase Agreement, Caliper’s maximum liability for any such losses actually suffered by Taconic, and for which Caliper is determined to be responsible, is $3.0 million.  Caliper believes that the $1.1 million placed into escrow will likely remain in escrow until this issue is further clarified or otherwise resolved.

11. Legal Proceedings

As reported previously, on February 23, 2010, Caliper, its wholly owned subsidiary Xenogen Corporation (“Xenogen”), and Stanford University filed a complaint for patent infringement against Carestream Health, Inc. (“Carestream”) in the U.S. District Court for the Eastern District of Texas.  Caliper, Xenogen, and Stanford University seek a judgment that Carestream induced infringement of seven United States patents that Caliper, through Xenogen, exclusively licenses from Stanford University.  Caliper and its co-plaintiffs seek an award of compensatory damages, trebled damages due to Carestream’s willfulness, a permanent injunction and attorneys’ fees against Carestream for its ongoing, indirect infringement of the patents-in-suit. The complaint was served on Carestream on February 26, 2010.  On April 20, 2010, Carestream filed its answer to the complaint, denying it induced infringement of the asserted patents.  Carestream also counterclaimed for declaratory judgments of non-infringement and invalidity of the asserted patents.  Carestream also filed a motion to transfer the venue of the litigation to another District Court.  Caliper and Carestream subsequently agreed to the transfer of this case to the U.S. District Court for the Northern District of California, where it is pending.  The claim construction hearing for this case is presently scheduled for June 22, 2011, and the trial is presently scheduled for April 2012.

On June 8, 2010, the U.S. Patent and Trademark Office (“PTO”) issued U.S. Patent Number 7,734,325 (“the 325 Patent”) to Carestream.  The next day, Caliper filed a request for reexamination of all claims of the 325 Patent.  On August 12, 2010, the PTO issued an order granting reexamination of all claims of the 325 Patent.  On the same day, the PTO also issued an action closing prosecution of the reexamination of the 325 Patent.  On September 29, 2010, the PTO issued a right of appeal notice notifying Caliper and Carestream of each party’s right to appeal the examiner’s determinations in the reexamination.  Caliper filed a Notice of Appeal with the PTO on October 29, 2010, and filed its appeal brief on February 4, 2011.  Carestream filed its reply to Caliper’s appeal brief on March 7, 2011.

On July 9, 2010, Carestream filed a complaint for patent infringement against Caliper in the U.S. District Court for the Western District of Wisconsin.  Carestream’s complaint alleges that Caliper’s Lumina XR imaging system infringes the 325 Patent and that Caliper indirectly infringes the 325 Patent.  Caliper filed its answer to Carestream’s complaint on August 2, 2010.  Carestream’s allegations of infringement do not involve any of Caliper’s imaging products other than the Lumina XR.  The Lumina XR system is a multi-modal imaging system with both optical and x-ray capabilities that Caliper first introduced in September 2009.  Caliper believes that the 325 Patent is invalid and that the Lumina XR system does not infringe the claims of the 325 Patent.  Caliper intends to defend against this lawsuit vigorously.  With its complaint for patent infringement, Carestream also filed with the Court a motion for preliminary injunction to prevent Caliper from selling the Lumina XR system during the pendency of this litigation.  Caliper filed its opposition to Carestream’s motion for a preliminary injunction on October 20, 2010.  The hearing on Carestream’s preliminary injunction motion was held on March 4, 2011.  The Court issued its Opinion and Order denying Carestream’s preliminary injunction motion on March 31, 2011finding that Carestream failed to establish either a reasonable likelihood of success on the merits of its infringement claim or any irreparable harm if the requested preliminary injunction were not entered. In its Opinion and Order the Court also denied both Caliper’s and Carestream’s cross-motions for summary judgment, but indicated that each party could file a new motion for summary judgment after additional discovery had taken place.  The Court also conducted a claim construction hearing on March 4, 2011, but the Court has not yet issued its claim construction order.  The trial for this case is presently scheduled for January 2012.

On November 10, 2010, GenMark Diagnostics, Inc. (“GenMark”), a life sciences company based in Carlsbad, California, filed a complaint against Caliper in the U.S. District Court for the Northern District of California, seeking declaratory judgment that either (i) GenMark’s products do not infringe three microfluidic patents owned by Caliper (U.S. Patent Nos. 6,366,924; 6,399,025; and 6,495,104) and/or (ii) the claims of the three patents at issue are invalid.  GenMark’s complaint was served on Caliper on November 11, 2010.  The complaint filed by GenMark did not contain any other claims against Caliper, other than a claim for recovery of reasonable attorneys’ fees.  Caliper had been in the beginning stages of license discussions with GenMark when it filed its complaint.  GenMark agreed to extend the date on which Caliper is required to answer GenMark’s complaint.  On February 28, 2011, Caliper and GenMark entered an agreement under which Caliper agreed not to assert any infringement claims under certain specified patents against GenMark during the next six-month period and GenMark agreed to dismiss its complaint without prejudice.  Caliper intends to continue its discussions with GenMark regarding a potential licensing arrangement during this six-month period.

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

12. Stock-Based Compensation, Options and Restricted Stock Activity and Net Loss per Weighted Average Common Share Outstanding

Stock-Based Compensation

Caliper recognizes all share-based payments, including grants of stock options, in the income statement as an operating expense, based on their fair values. Caliper estimates the fair value of each option award on the date of grant using a Black-Scholes-Merton based option-pricing model.  Stock-based compensation expense is included within costs and expenses as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Cost of product revenue	$74	$90
Cost of service revenue	12	16
Research and development	144	145
Selling, general and administrative	760	761
Restructuring charge	65	—
Total	$1,055	$1,012

On March 31, 2011, Caliper had share-based compensation plans (the “Plans”), which are described within Note 13 to the consolidated financial statements included in Caliper’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 11, 2011.

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

	Three Months Ended March 31,
	2011	2010
Expected volatility (%)	82.1	82.9
Risk-free interest rate (%)	2.2	2.2
Expected term (years)	4.9	4.6
Expected dividend yield (%)	—	—

Options and Restricted Stock Activity

A summary of stock option and restricted stock activity under the Plans as of March 31, 2011, and changes during the three months then ended is as follows:

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)

Outstanding at December 31, 2010	9,011,204	$4.45	6.02	$18,101
Granted	671,000	6.57	—	—
Exercised	(110,283)	4.20	—	265
Canceled	(71,612)	6.27	—	—
Outstanding at March 31, 2011	9,500,309	$4.59	6.04	$21,444
Exercisable at March 31, 2011	6,549,438	$4.90	4.83	$13,049
Vested and expected to vest at March 31, 2011	9,355,162	$4.60	6.00	$21,031

Restricted Stock Units	Shares	Weighted Average Grant Date Fair Market per Share Value
Outstanding and non-vested at December 31, 2010	1,432,089	$1.92
Granted	222,000	6.57
Vested	(349,464)	2.57
Forfeited	—	—
Outstanding and non-vested at March 31, 2011	1,304,625	$2.54

Restricted stock units do not carry an exercise price and typically vest over a four-year period, although the vesting period of certain awards may vary. As of March 31, 2011, the weighted average remaining vesting term is 2.35 years and the aggregate intrinsic value of outstanding and non-vested restricted stock is approximately $8.8 million.

During the three months ended March 31, 2011, Caliper granted 671,000 options at a weighted average grant date fair value, using the Black-Scholes-Merton option pricing model, of $4.31 per share, and 222,000 restricted stock units at a weighted average grant date fair value of $6.57 per share. The total fair value of restricted stock that vested during the three months ended March 31, 2011 was approximately $0.9 million.

As of March 31, 2011, there was $9.2 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average remaining service period of approximately 3.2 years.

Common Shares Outstanding

During the three months ended March 31, 2011, Caliper issued 389,691 shares of common stock as a result of stock option and warrant exercises and vesting of restricted stock.

Net Loss per Weighted Average Common Share Outstanding

Basic net loss per share is calculated based upon net loss divided by the weighted-average number of common shares outstanding during the period. The calculation of diluted net loss per share excludes common stock equivalents consisting of stock options, unvested restricted stock, unvested restricted stock units and warrants (calculated using the treasury stock method) which would have an antidilutive effect.

Common stock equivalents equal to 15.8 million shares and 16.4 million shares (prior to the application of the treasury stock method) were excluded from the computation of net loss per share in each of the three months ended March 31, 2011 and 2010, respectively, as they would have an antidilutive effect due to Caliper’s net loss.

Item 2.             Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of March 31, 2011 and for the three months ended March 31, 2011 should be read in conjunction with our financial statements included in this Quarterly Report on Form 10-Q and Management’s Discussion and Analysis of Financial Condition and Results of Operations and our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 11, 2011.

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

Executive Summary

Business

Caliper Life Sciences, Inc. develops and sells innovative and enabling products and services to the life sciences community, a customer base that includes pharmaceutical, biotechnology and diagnostics companies, universities and government and other not-for-profit research institutions. We believe our integrated systems, consisting of instruments, software and reagents, our laboratory automation tools and our assay development and discovery services enable advances in the understanding of disease and will impact the realization of personalized medicine. Our strategy is to transform drug discovery by offering technologies and services that enhance researchers’ ability to predict the effects that new drug candidates or existing approved drugs will have on different groups of humans, and also to enhance our customers’ ability to offer companion diagnostic solutions that may allow prescribing the right drug to the right individual. Our offerings leverage our extensive portfolio of imaging, tissue analysis, microfluidics, automation and liquid handling technologies, and scientific applications expertise to address key opportunities and challenges in drug discovery and implementation of personalized medicine.  These opportunities and challenges include enhancing the efficiency of the complex and costly process to conceive of and bring a new class of drugs to market, including enabling the development of a new class of drugs that can be prescribed based on characteristics of the individual patient, which is referred to as personalized medicine. In addition, we believe our microfluidic systems can provide a highly accurate and reliable platform for life sciences research and for performing molecular diagnostics tests.

We believe that increasing the clinical relevance of drug discovery experimentation at each stage of research from early stage, relatively low cost in vitro testing (in an artificial environment) through later stage ex vivo testing (in cells and tissue), and in vivo testing (in a living organism) will have a profound impact on helping our customers to determine the ultimate likelihood of success of drugs in treating humans. Further, we believe that complementing this drug discovery enablement with companion diagnostic products to enable new drugs to be successful while efficiently and safely targeting a subpopulation of patients is critical to the future success of the pharmaceutical and biotechnology industries. With enabling offerings in the in vitro, in vivo, and ex vivo (cells and tissue) testing arenas, and a unique strategy of enhancing the “bridge” or linkages between preclinical research and clinical diagnostic testing, we expect to continue to address growing, unmet needs in the market, and to drive on-going demand for our products and services. These market needs are underscored by key challenges currently facing the pharmaceutical and biotechnology industry, including late-stage drug failures and unforeseen side effects coming to light late in the development process or after drugs are on the market.

We offer an array of products, assays and services, many of which are based on our proprietary technologies, to address critical needs in drug discovery and preclinical development, and to enable companion diagnostic determinations. Our technologies are also enabling for other life sciences research and applications beyond drug discovery, such as molecular diagnostics, sample preparation for next generation sequencing, environmental testing, and in applied markets such as agriculture and forensics. We also believe that our technology platforms may be able to provide ease of use, cost and data quality benefits for certain in vitro diagnostic applications.

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

Our product and service offerings are organized into three core business areas — molecular imaging and tissue analysis (“Imaging”), discovery research (“Research”), and Caliper Discovery Alliances and Services (“CDAS”) — with the goal of creating a more scalable infrastructure while putting increased focus on growth and profitability.

•                  The Imaging business holds, we believe, a global leadership position in the expanding preclinical imaging market. Principal activities of this business area include the expansion of our line of preclinical imaging systems and related software, applications, accessories and reagents. We continue to enhance performance, flexibility and ease of use of our systems, which consist of optical, x-ray and micro computed tomography (micro CT) solutions. New applications such as stem cells and lung inflammation are often enabled by complementary reagent products, such as specialized dyes and targeted probes.  The tissue imaging products that we acquired through our acquisition of Cambridge Research & Instrumentation, Inc. (“CRi”) in December 2010 are included within this business area.  These products are being adopted by life sciences and clinical researchers who are developing more targeted (personalized) diagnostic, therapeutic and prognostic solutions, based on the enabling high-quality multiplexed tissue imaging capabilities provided by our products.

•                  The Research business is responsible for utilizing our core automation and microfluidic technologies, including our LabChip systems, to address an expanding array of opportunities in drug discovery and life science research, including molecular biology sample preparation and analysis for genomics (particularly next generation sequencing), proteomics, cellular screening and forensics.

•                  CDAS is responsible for building drug discovery collaborations and alliances, and growing our sales of drug discovery services, with an emphasis on leveraging our core technologies to provide our customers with the option to purchase our instruments and reagents or to engage us to perform experiments for them using our instruments and reagents. The focus of CDAS is to capitalize on market “outsourcing” trends in preclinical drug research.  During 2010, CDAS placed increased emphasis on developing and offering more comprehensive scientific solutions to our clients in the fields of oncology, predictive toxicology, immunology, and large molecules/biologics, which we believe represent opportunities with growing demand in the life sciences outsourcing and alliances segments.

First Quarter Key Highlights

Summary Financial Performance

•            Our total revenues during the first quarter of 2011 increased by approximately $7.2 million to $35.8 million, from $28.7 million in the first quarter of 2010.  In the second quarter of 2010, we divested our TurboVap and RapidTrace product lines (the “Specialty Product Lines”) which had generated $2.5 million of total revenue in the first quarter of 2010.  Excluding revenue from the Specialty Product Lines, our revenues increased by $9.6 million, or 37% compared to the first quarter of 2010. This increase included 44% Imaging revenue growth, comprised of 25% organic growth together with new tissue imaging revenues of $2.6 million (19%) added by the acquisition of CRi, 22% Research revenue growth, and 93% CDAS revenue growth, as further discussed below.

•            Combined product and service gross margins increased to 48% in the first quarter of 2011 versus 47% in the first quarter of 2010. The improvement was primarily from increased margin contribution resulting from CDAS revenue growth.  Product margins decreased slightly due to purchase accounting adjustments to record CRi-acquired inventories at fair market value.  The effect of such adjustments increased our cost of product revenues by approximately $0.5 million (145 basis points) within the first quarter of 2011.  Net of purchase accounting effects, the improvement in product and service gross margins resulted from higher CDAS revenue, favorable changes in product mix and lower raw material product costs.

•            Operating expenses increased $3.9 million during the first quarter of 2011 to $19.1 million, from $15.2 million in the first quarter of 2010.  Approximately one-half of this increase was due to the acquisition of CRi, while the remaining increase resulted from increases in selling and marketing headcount and related costs, and to a lesser extent increased legal expenses resulting from ongoing litigation.

•            Net loss for the first quarter of 2011 was $2.6 million, or $0.05 per share, compared to net loss of $2.2 million, or $0.04 per share, in 2010. The increase in net loss was primarily due to incremental intangible asset amortization and restructuring charges partially offset by improved operating margins, inclusive of acquired CRi operations, and the benefit of foreign currency transaction gains.

Revenue Performance by Strategic Business Unit

The table below provides a reconciliation of our GAAP basis revenue to pro forma non-GAAP revenue results for the first quarters of 2011 and 2010, after giving effect to the divestiture of the Specialty Products Lines, which occurred in May 2010. We believe this reconciliation provides a useful comparison for evaluating revenue performance between fiscal periods, but these non-GAAP comparisons are not intended to substitute for GAAP financial measures.

	Quarter Ended March 31,
	GAAP		Non-GAAP Adjustments(1)		Non-GAAP
			(in thousands)				GAAP	Non-GAAP
	2011	2010	2011	2010	2011	2010	% Chg(2)	% Chg(2)
Imaging	$19,401	$13,466	$—	$—	$19,401	$13,466	44%	44%
LabChip	8,829	6,769	—	—	8,829	6,769	30%	30%
Automation	5,330	7,249	—	(2,458)	5,330	4,791	(26)%	11%
Research	14,159	14,018	—	(2,458)	14,159	11,560	1%	22%
Services (CDAS)	2,260	1,168	—	—	2,260	1,168	93%	93%
Total revenue	$35,820	$28,652	$—	$(2,458)	$35,820	$26,194	25%	37%

(1)    For purposes of comparing growth rates for each of the three principal product and service groups within our business, the above non-GAAP table reconciliations exclude revenues related to the Specialty Product Lines, which were divested in May 2010.

(2)    Foreign currency changes increased revenue growth by 1% in the first quarter of 2011.

Imaging revenues increased by 44% to $19.4 million during the first quarter of 2011 from $13.5 million during the first quarter of 2010.  Imaging revenue growth was driven by continued strong adoption of our IVIS optical imaging platforms (25%) together with 19% growth resulting from our acquisition of CRi and the addition of its tissue imaging solutions to our product portfolio.

Research revenues, net of the Specialty Product Lines divestiture, increased by 22% on a non-GAAP basis to $14.2 million during the first quarter of 2011 from $11.6 million during the first quarter of 2010. Overall Research growth was primarily attributable to growth in end markets for our LabChip (microfluidic) and automation instruments.  These instruments address the application needs of researchers in biotherapeutic discovery and genomic and next generation sequencing sample preparation.  In addition, we experienced an increase in revenues from our OEM relationship with Agilent Technologies, Inc. (“Agilent”) due to both volume and improved chip pricing, as well as initial LabChip Dx sales under our distribution agreement with Seegene, Inc.

CDAS revenues increased by 93% to $2.3 million during the first quarter of 2011 from $1.2 million during the first quarter of 2010. The net increase resulted from compound screening and analysis performed pursuant to Phase II task orders under our contract with the U.S. Environmental Protection Agency (EPA) for its ToxCast screening program.  In February 2011, we received additional task orders for follow-on work under which we expect to begin another round of screening activities during the second quarter of 2011.

Critical Accounting Policies and Estimates

The critical accounting policies that we believe impact significant judgments and estimates used in the preparation of our consolidated financial statements presented in this report are described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the Consolidated Financial Statements, each included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the SEC on March 11, 2011.

Results of Operations for the Three Months Ended March 31, 2011

Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For example, we typically experience higher revenues in the fourth quarter of our fiscal year as a result of the capital spending patterns of our customers.

Revenue

	Three Months Ended March 31,
(In thousands)	2011	2010	$ Change	% Change
Product revenue	$24,943	$20,367	$4,576	22%
Service revenue	7,232	5,081	2,151	42%
License fees and contract revenue	3,645	3,204	441	14%
Total Revenues	$35,820	$28,652	$7,168	25%

Product Revenue.   Product revenue increased by $4.6 million in 2011, compared to 2010, which included $2.3 million of revenue increase from the sale of tissue imaging products added by the acquisition of CRi and reflected a $2.2 million decrease in product revenues from the divestiture of the Specialty Product Lines in May 2010.  Imaging product sales increased $4.8 million, or 50%, with approximately half of the increase related to newly added tissue imaging products.  Our existing in vivo imaging product sales increased $2.4 million, or 26%, primarily due to a 43% increase in instrument placements (53 units in the first quarter of 2011 compared to 37 units in the comparable period in 2010). In vivo instrument revenue reflected a lower average selling price compared to the first quarter of 2010 due to a higher percentage of lower priced instrument sales and increased sales through our distributor channels.  Within Research product revenues for the first quarter of 2011, microfluidic (LabChip) product revenues increased $1.8 million, or 33%, compared to 2010 primarily due to growth in LabChip GX instrument placements (35 units in the first quarter of 2011 compared to 25 units in the comparable period of 2010), an increase in revenues from our OEM relationship with Agilent due to increases in both chip prices and volume of chips sold, increased sales of the LabChip XT due to increased DNA sample sizing needs driven by next generation sequencing market growth, and initial commercial sales of the LabChip Dx as a result of our recent distribution agreement with Seegene Inc. Excluding revenues for the Specialty Product Lines which were divested in May 2010, Research product sales also reflected a $0.3 million, or 8%, increase in automation product sales during the first quarter of 2011 compared to the same period in 2010 which resulted primarily from liquid handling sample preparation needs driven by next-generation sequencing and genomic drug discovery research applications.

Service Revenue.   Total service revenue increased $2.2 million in the first quarter of 2011, compared to the comparable period in 2010, due to an increase in CDAS service revenue of $1.1 million, an increase in instrument-related service revenues of $0.7 million and as a result of contract manufacturing revenue of $0.4 million related to products we manufacture for Biotage LLC.  The CDAS increase resulted from the completion of the Phase IIb primary screening task orders under the EPA ToxCast screening program.  The $0.7 million increase in instrument service revenues was primarily due to an increase in Imaging and LabChip instrument service revenues due to growth in the installed bases for our products, offset in part by a decrease in automation instrument service revenue resulting from the Specialty Product Lines divestiture and expired Staccato system contracts.

License Fees and Contract Revenue.    License fees and contract revenue increased by $0.4 million during the first quarter of 2011 compared to the comparable period of 2010, primarily as a result of a $0.2 million increase in Imaging license revenue and $0.2 million in revenue from work performed under Small Business Innovation Research (SBIR) grants assumed with the CRi acquisition.

Costs of Revenue

	Three Months Ended March 31,
(In thousands)	2011	2010	$ Change	% Change
Product	$12,895	$10,296	$2,599	25%
Service	3,696	3,190	506	16%
License and contract	645	405	240	59%
Total Costs	$17,236	$13,891	$3,345	24%

Cost of Product Revenue.    Cost of product revenue increased $2.6 million during the first quarter of 2011, compared to the comparable period in 2010, primarily as a result of the volume increase in product sales. In addition to volume increases, cost of product revenue was affected by (i) a $0.5 million increase as a result of the inventory step-up from purchase accounting related to the CRi acquisition; (ii) a 0.6% increase in the cost of materials as a percent of product revenue, or approximately $0.2 million; and (iii) a $0.6 million increase in manufacturing spending primarily related to the CRI acquisition, including the temporary ongoing operation of CRi’s Woburn, Massachusetts facility until manufacturing of CRi’s tissue products is fully transitioned to our Hopkinton, Massachusetts facility in the second half of 2011.

Cost of Service Revenue.    Cost of service revenue increased during the first quarter of 2011, as compared to the comparable period in 2010, primarily due to the increase in CDAS material supply costs of approximately $0.2 million to support the increase in the volume of work under the EPA ToxCast screening program, an increase in contract manufacturing costs of $0.2 million to support a higher volume of contract manufacturing activities for Biotage during the quarter, as well as $0.1 million of new service costs related to our acquisition of CRi.

Cost of License Revenue.    Cost of license revenue increased during the first quarter of 2011 compared to the comparable period in 2010 due primarily to an increase in third party royalties owed on Imaging license revenues and the overall increase in license revenue discussed above.

Gross Margins.    Product gross margins decreased to 48% in the first quarter of 2011, versus 49% in the comparable period in 2010. The reduction resulted primarily from a two percentage point reduction in margins from the expense impact during the first quarter of

2011 of the step-up in CRi historic inventory values as a result of purchase accounting which was recognized as cost of goods concurrent with the sale of the inventory.  Excluding such impact, product gross margins increased by one point due to the combined effect of increased volume and improved product mix.  Gross margin on service revenue was 49% for the first quarter of 2011, as compared to 37% for the comparable period of 2010. This increased service margin resulted primarily from the improved service contribution margins from CDAS revenues as a result of the higher volume of work performed by CDAS under the EPA ToxCast screening program which did not require additional staffing resources.

Expenses

	Three Months Ended March 31,
(In thousands)	2011	2010	$ Change	% Change
Research and development	$5,392	$4,347	$1,045	24%
Selling, general and administrative	13,720	10,858	2,862	26%
Amortization of intangible assets	1,442	1,254	188	15%
Restructuring charges, net	864	31	833	n/m

Research and Development Expenses.    Research and development spending increased by $1.0 million in the first quarter of 2011, compared to the comparable period of 2010, primarily as a result of $0.7 million in continuing headcount and research spending related to the acquired CRi business, as well as $0.3 million in all other research and development spending which was driven by our investment in consulting for molecular diagnostics opportunities and additional research and development headcount.

We continue to evaluate research and development spending based on anticipated revenues and market opportunities. We expect research and development spending to increase in future quarters of 2011 compared to comparable periods in 2010 as a result of our acquisition of CRi as well as planned investments to strengthen our strategic positioning with respect to the emergence of growth opportunities related to personalized medicine and molecular diagnostics.  We will continue to closely manage discretionary spending on research programs with attractive commercial potential.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased by $2.9 million in the first quarter of 2011, compared to the comparable period in 2010, including $1.2 million in expenses related to the acquisition of CRi, a $1.1 million increase in general and administrative expenses primarily related to higher litigation expenses and a $0.8 million increase in selling and marketing expenses, partly offset by a $0.2 million decrease in expenses due to the divestiture of the specialty product lines in May 2010.  The increase in selling and marketing expenses was due to a $0.4 million increase in payroll and related costs associated with increased headcount, a $0.2 million increase in marketing and operating materials, and a $0.2 million increase in all other selling and marketing costs.

Amortization of Intangible Assets.  Amortization expense was $1.4 million and $1.3 million during the three months ended March 31, 2011 and 2010, respectively, related to assets acquired with our acquisitions of NovaScreen Biosciences Corporation (“NovaScreen”), Xenogen and CRi. The increase in 2011 relates to new amortization associated with the acquisition of CRi in December 2010, offset, in part, by reductions in certain amounts associated with NovaScreen and Xenogen intangibles, based upon such amortization being computed based on the expected use of the asset.

Restructuring Charges.    We incurred restructuring charges in prior periods related to idling of all or portions of certain facilities, as well as acquisition and integration activities that are more fully discussed in Note 8 in the accompanying financial statements.  The components of the $0.9 million restructuring charge during the three months ended March 31, 2011 include a $0.5 million charge for employee separation costs incurred in connection with the termination of a former CRi executive officer and a $0.4 million charge related primarily to the update of sublease assumptions for our Mountain View, California and Hopkinton, Massachusetts facilities.  We will continue to evaluate the assumptions within the original restructuring charges for our Mountain View and Hopkinton facilities.  During the second or third quarter of 2011, we expect to incur a facility charge for the shutdown of the current CRi facility in Woburn, Massachusetts.  We estimate the charge will be approximately $1.0 million.  However, the actual amount of the charge will depend on the sublease assumptions and market rates at the time of the shutdown.

Interest and Other Income (Expense), Net

	Three Months Ended March 31,
(In thousands)	2011	2010	$ Change	% Change
Interest expense, net	$(35)	$(130)	$95	73%
Other income (expense), net	312	(351)	663	189%

Interest Expense, Net.    Net interest expense decreased during the first quarter of 2011 compared to the comparable period of 2010 primarily as a result of our decision, in the second quarter of 2010, to pay down all of our outstanding advances under our credit facility.  Since then, we have maintained zero borrowings under that credit facility and have incurred only facility maintenance and letter of credit charges.  During the three months ended March 31, 2010, our average borrowings under our credit facility were $3.8 million.

Other Income (Expense), Net.    Other income (expense), net increased in the first quarter of 2011 compared to the comparable period of 2010 due primarily to foreign currency transaction gains on foreign denominated accounts receivable, offset in part by sublease income received on our former St. Louis facility that ended in April 2010, when our lease obligations on such facility terminated.  In the first quarter of 2011, we recorded approximately $0.3 million of transaction gains while in the first quarter of 2010 we recorded $0.4 million of transaction losses.  Our exposure from exchange rates is primarily from the Euro and British Pound and to a lesser extent the Japanese Yen and Swiss Franc.

Liquidity and Capital Resources

As of March 31, 2011, we had $35.2 million in cash, cash equivalents and marketable securities, compared to $34.8 million as of December 31, 2010.   We had no outstanding borrowings as of March 31, 2011 and December 31, 2010 under our credit facility.  The credit facility matures on April 1, 2013 and serves as a source of capital for ongoing operations and working capital needs.  As of March 31, 2011, we were in compliance with our covenants under the credit facility.  We expect to remain in compliance with the covenants through the credit facility’s maturity date based on current forecasts.  The terms of our credit facility are more fully discussed under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the SEC on March 11, 2011.

We believe our cash balance, working capital on hand at March 31, 2011 and access to available capital under our credit facility are sufficient to fund our ongoing operations through at least March 2013. Nevertheless, our actual cash needs could vary considerably, depending on opportunities and circumstances that arise over time.  If, at any time, cash generated by operations is insufficient to satisfy our liquidity requirements, we may need to reduce our costs and expenses, sell additional equity or debt securities or draw down on our current credit facility if we have borrowing capacity.

On December 16, 2010, we filed, and the Securities and Exchange Commission subsequently declared effective, a universal shelf registration statement on Form S-3 that will permit us to raise up to $100 million of any combination of common stock, preferred stock, debt securities, warrants or units, either individually or in units, as described in the prospectus.  The shelf registration will expire in December 2013 unless we file to extend it.  The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders.  Furthermore, additional capital may not be available on terms favorable to us, if at all.  Accordingly, no assurances can be given that we will be successful in raising capital through an equity or debt financing.

We maintain cash balances in many subsidiaries through which we conduct our business.  The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences to us.  However, these cash balances are generally available without legal restrictions to fund ordinary business operations.  We have transferred, and will continue to transfer, cash from our subsidiaries to us and to other international subsidiaries when it is cost effective to do so.

Cash Flows

	Three Months Ended March 31,
(In thousands)	2011	2010	$ Change
Cash provided by (used in)
Operating Activities	$62	$(779)	$841
Investing Activities	1,166	(7,409)	8,575
Financing Activities	344	34	310

Operating Activities.    During the three months ended March 31, 2011, we generated $0.1 million of cash from operating activities which is net of a cash use of approximately $0.6 million related to CRi severance payments and our idle facilities.  We generated approximately $0.7 million of cash from operations and working capital changes, which primarily related to cash generated from daily operations, collections of customer receivables and up-front payments for intellectual property licenses, offset in part by $3.6 million in bonus payments to our employees.

Investing Activities.    During the three months ended March 31, 2011, we received net proceeds of $1.3 million in marketable securities based upon the timing of maturities in our investment portfolio and not reinvesting such proceeds within the quarter. Our other primary investing activities were the purchase of property and equipment of $0.3 million primarily related to equipment and information systems, offset in part by the conversion of restricted cash from CRi to a letter of credit under our existing credit facility.

Financing Activities.    During the three months ended March 31, 2011, financing cash proceeds were related to proceeds from option exercises, offset in part by capital lease and other payment obligations.

Contractual Obligations

Our commitments under leases and other obligations are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the SEC on March 11, 2011.  There has been no material change during the three months ended March 31, 2011 in the contractual obligations disclosed as of December 31, 2010.

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

Item 3.            Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

Our primary market risk exposures are foreign currency fluctuation and interest rate sensitivity. During the three months ended March 31, 2011, there have been no material changes to the information included under Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the SEC on March 11, 2011.

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

Based on their evaluation as of March 31, 2011, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Changes in internal controls.    There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the first quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II—OTHER INFORMATION

Item 1.            Legal Proceedings

As reported previously, on February 23, 2010, Caliper, its wholly owned subsidiary Xenogen Corporation (“Xenogen”), and Stanford University filed a complaint for patent infringement against Carestream Health, Inc. (“Carestream”) in the U.S. District Court for the Eastern District of Texas.  Caliper, Xenogen, and Stanford University seek a judgment that Carestream induced infringement of seven United States patents that Caliper, through Xenogen, exclusively licenses from Stanford University.  Caliper and its co-plaintiffs seek an award of compensatory damages, trebled damages due to Carestream’s willfulness, a permanent injunction and attorneys’ fees against Carestream for its ongoing, indirect infringement of the patents-in-suit. The complaint was served on Carestream on February 26, 2010.  On April 20, 2010, Carestream filed its answer to the complaint, denying it induced infringement of the asserted patents.  Carestream also counterclaimed for declaratory judgments of non-infringement and invalidity of the asserted patents.  Carestream also filed a motion to transfer the venue of the litigation to another District Court.  Caliper and Carestream subsequently agreed to the transfer of this case to the U.S. District Court for the Northern District of California, where it is pending.  The claim construction hearing for this case is presently scheduled for June 22, 2011, and the trial is presently scheduled for April 2012.

On June 8, 2010, the U.S. Patent and Trademark Office (“PTO”) issued U.S. Patent Number 7,734,325 (“the 325 Patent”) to Carestream.  The next day, Caliper filed a request for reexamination of all claims of the 325 Patent.  On August 12, 2010, the PTO issued an order granting reexamination of all claims of the 325 Patent.  On the same day, the PTO also issued an action closing prosecution of the reexamination of the 325 Patent.  On September 29, 2010, the PTO issued a right of appeal notice notifying Caliper and Carestream of each party’s right to appeal the examiner’s determinations in the reexamination.  Caliper filed a Notice of Appeal with the PTO on October 29, 2010, and filed its appeal brief on February 4, 2011.  Carestream filed its reply to Caliper’s appeal brief on March 7, 2011.

On July 9, 2010, Carestream filed a complaint for patent infringement against Caliper in the U.S. District Court for the Western District of Wisconsin.  Carestream’s complaint alleges that Caliper’s Lumina XR imaging system infringes the 325 Patent and that Caliper indirectly infringes the 325 Patent.  Caliper filed its answer to Carestream’s complaint on August 2, 2010.  Carestream’s allegations of infringement do not involve any of Caliper’s imaging products other than the Lumina XR. The Lumina XR system is a multi-modal imaging system with both optical and x-ray capabilities that Caliper first introduced in September 2009.  Caliper believes that the 325 Patent is invalid and that the Lumina XR system does not infringe the claims of the 325 Patent. Caliper intends to defend against this lawsuit vigorously.  With its complaint for patent infringement, Carestream also filed with the Court a motion for preliminary injunction to prevent Caliper from selling the Lumina XR system during the pendency of this litigation.  Caliper filed its opposition to Carestream’s motion for a preliminary injunction on October 20, 2010.  The hearing on Carestream’s preliminary injunction motion was held on March 4, 2011.  The Court issued its Opinion and Order denying Carestream’s preliminary injunction motion on March 31, 2011, finding that Carestream failed to establish either a reasonable likelihood of success on the merits of its infringement claim or any irreparable harm if the requested preliminary injunction were not entered. In its Opinion and Order the Court also denied both Caliper’s and Carestream’s cross-motions for summary judgment, but indicated that each party could file a new motion for summary judgment after additional discovery had taken place.  The Court also conducted a claim construction hearing on March 4, 2011, but the Court has not yet issued its claim construction order.  The trial for this case is presently scheduled for January 2012.

On November 10, 2010, GenMark Diagnostics, Inc. (“GenMark”), a life sciences company based in Carlsbad, California, filed a complaint against Caliper in the U.S. District Court for the Northern District of California, seeking declaratory judgment that either (i) GenMark’s products do not infringe three microfluidic patents owned by Caliper (U.S. Patent Nos. 6,366,924; 6,399,025; and 6,495,104) and/or (ii) the claims of the three patents at issue are invalid.  GenMark’s complaint was served on Caliper on November 11, 2010.  The complaint filed by GenMark did not contain any other claims against Caliper, other than a claim for recovery of reasonable attorneys’ fees.  Caliper had been in the beginning stages of license discussions with GenMark when it filed its complaint.  GenMark agreed to extend the date on which Caliper is required to answer GenMark’s complaint.  On February 28, 2011, Caliper and GenMark entered an agreement under which Caliper agreed not to assert any infringement claims under certain specified patents against GenMark during the next six-month period and GenMark agreed to dismiss its complaint without prejudice.  Caliper intends to continue its discussions with GenMark regarding a potential licensing arrangement during this six-month period.

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

Item 1A.         Risk Factors

Our risk factors are described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 11, 2011. There have been no material changes in the risks affecting Caliper since the filing of such Annual Report on Form 10-K.

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
Date: May 6, 2011
	By:	/s/ E. KEVIN HRUSOVSKY
E. Kevin Hrusovsky
Chief Executive Officer and President

Date: May 6, 2011
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