Form 10-Q
period 2011-06-30
CALIPER LIFE SCIENCES INC
filed 2011-08-09
CIK 1014672

UNITED STATES SECURITIES AND EXCHANGE

COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2011.

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

NUMBER OF SHARES OF COMMON STOCK OUTSTANDING ON July 31, 2011: 53,056,824

CALIPER LIFE SCIENCES, INC.

PART I. FINANCIAL INFORMATION

CALIPER LIFE SCIENCES, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share data)

Item 1.    Financial Statements

	June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$25,374	$24,614
Marketable securities	8,956	10,232
Accounts receivable, net	25,939	26,544
Inventories	15,358	14,004
Prepaid expenses and other current assets	3,863	2,916
Total current assets	79,490	78,310
Property and equipment, net	9,810	9,765
Intangible assets, net	23,853	27,797
Goodwill	27,958	27,958
Other assets	631	592
Total assets	$141,742	$144,422
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,267	$6,820
Accrued compensation	7,411	8,830
Other accrued liabilities	10,558	11,160
Deferred revenue and customer deposits	13,099	13,503
Current portion of accrued restructuring	1,764	2,091
Total current liabilities	42,099	42,404
Noncurrent portion of accrued restructuring	2,839	1,839
Other noncurrent liabilities	7,691	8,360
Deferred tax liability	1,131	1,131
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized, 52,775,121 and 52,064,675 shares issued and outstanding in 2011 and 2010, respectively	53	52
Additional paid-in capital	399,588	396,609
Accumulated deficit	(312,195)	(306,361)
Accumulated other comprehensive income	536	388
Total stockholders’ equity	87,982	90,688
Total liabilities and stockholders’ equity	$141,742	$144,422

See accompanying notes.

CALIPER LIFE SCIENCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Product revenue	$26,711	$20,486	$51,653	$40,854
Service revenue	6,823	5,343	14,055	10,424
License fees and contract revenue	4,807	3,221	8,453	6,424

Total revenue	38,341	29,050	74,161	57,702

Costs and expenses:
Cost of product revenue	13,602	10,101	26,497	20,396
Cost of service revenue	3,916	3,317	7,612	6,507
Cost of license revenue	971	521	1,616	926
Research and development	5,510	4,299	10,902	8,646
Selling, general and administrative	13,542	10,745	27,262	21,604
Amortization of intangible assets	2,503	1,226	3,944	2,480
Restructuring charges, net	1,399	603	2,263	634

Total costs and expenses	41,443	30,812	80,096	61,193

Operating loss	(3,102)	(1,762)	(5,935)	(3,491)
Interest expense, net	(50)	(72)	(85)	(202)
Gain on divestiture (Note 3)	—	11,424	—	11,424
Other income (expense), net	91	(37)	403	(389)

Net income (loss) before income taxes	(3,061)	9,553	(5,617)	7,342
Provision for income taxes	(178)	(316)	(217)	(323)

Net income (loss)	$(3,239)	$9,237	$(5,834)	$7,019

Net income (loss) per share, basic	$(0.06)	$0.18	$(0.11)	$0.14
Net income (loss) per share, diluted	$(0.06)	$0.18	$(0.11)	$0.14
Shares used in computing net income (loss) per common share, basic	52,417	50,070	52,236	49,776
Shares used in computing net income (loss) per common share, diluted	52,417	52,002	52,236	51,812

See accompanying notes.

CALIPER LIFE SCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended June 30,
	2011	2010
Operating activities
Net income (loss)	$(5,834)	$7,019
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	4,221	3,716
Non-cash in-process research and development charge	1,060	—
Stock-based compensation expense, net	1,948	1,802
Gain on divestiture	—	(11,424)
Non-cash restructuring charge, net	2,263	634
Foreign currency exchange losses	(360)	518
Changes in operating assets and liabilities:
Accounts receivable	1,263	2,565
Inventories	(1,089)	(1,472)
Prepaid expenses and other current assets	(1,048)	(836)
Accounts payable and other accrued liabilities	1,355	960
Accrued compensation	(2,096)	(3,342)
Deferred revenue and customer deposits	(604)	(166)
Other noncurrent liabilities	(359)	(660)
Payments of accrued restructuring obligations, net	(1,509)	(901)

Net cash from operating activities	(789)	(1,587)

Investing activities
Purchases of marketable securities	(7,217)	(8,488)
Proceeds from sales of marketable securities	2,800	—
Proceeds from maturities of marketable securities	5,700	2,350
Other assets	124	—
Purchases of property and equipment	(1,060)	(946)
Proceeds from divestiture	—	16,500
Net cash from investing activities	347	9,416

Financing activities
Borrowings under credit facility	—	12,900
Payments of credit facility and other obligations	—	(27,800)
Payments of capital leases and other obligations	(272)	—
Proceeds from issuance of common stock	1,540	484

Net cash from financing activities	1,268	(14,416)

Effect of exchange rates on changes in cash and cash equivalents	(66)	43
Net increase (decrease) in cash and cash equivalents	760	(6,544)
Cash and cash equivalents at beginning of period	24,614	34,522

Cash and cash equivalents at end of period	$25,374	$27,978

See accompanying notes.

CALIPER LIFE SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

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

Operating results for the six months ended June 30, 2011, are not necessarily indicative of the results that may be expected for the full fiscal year or for any future periods. For example, the Company typically experiences higher revenue in the fourth quarter of its fiscal year due to spending patterns of its customers, and may realize significant periodic fluctuations in license and contract revenue depending on the timing and circumstances of underlying individual transactions.

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

Fair Value of Assets and Liabilities

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

Observable inputs that do not meet the criteria of Level 1, and include quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets and liabilities in markets that are not active, are categorized as Level 2.  Level 3 inputs are those that reflect our estimates about the assumptions market participants would use in pricing the asset or liability, based on the best information available in the circumstances.  Valuation techniques for assets and liabilities measured using Level 3 inputs may include methodologies such as the market approach, the income approach or the cost approach, and may use unobservable inputs such as projections, estimates and management’s interpretation of current market data.  These unobservable inputs are only utilized to the extent that observable inputs are not available or cost-effective to obtain.  Caliper’s investments are all classified as Level 1 inputs because they are valued using quoted market prices, broker or dealer quotations, or market prices received from industry standard pricing data providers.   On June 30, 2011, Caliper’s investments were valued as follows (in thousands):

Quoted Prices in Active Markets (Level 1)
Money market funds	$3,086
Government treasuries and bonds	3,512
Commercial paper	700
U.S. corporate notes and bonds	3,970
U.S. Agency bonds	401
Other	354
Total	$12,023

As of June 30, 2011, Caliper’s cash and available for sale securities of $34.3 million all have contracted maturities of less than one year, with the exception of three securities with an aggregate value of $2.0 million.  In addition, Caliper held securities that were in an unrealized loss position as of June 30, 2011; however, these unrealized losses were not material either individually or in the aggregate.

Income Taxes

Caliper accounts for income taxes in accordance with FASB ASC 740, Accounting for Income Taxes, and accounts for uncertainty in income taxes recognized in financial statements in accordance with FASB ASC 740-10, Accounting for Uncertainty in Income Taxes. FASB ASC 740 prescribes a comprehensive model for the recognition, measurement, and financial statement disclosure of uncertain tax positions. Unrecognized tax benefits are the difference between tax positions taken, or expected to be taken, in tax returns, and the benefits recognized for accounting purposes pursuant to FASB ASC 740. Caliper classifies uncertain tax positions as short-term liabilities within accrued expenses. For the six months ended June 30, 2011 and 2010, Caliper’s tax provisions primarily relate to foreign taxes in jurisdictions where its wholly owned subsidiaries are profitable and in certain states, state income taxes.

Goodwill

Caliper performs a test for the impairment of goodwill annually, or more frequently if events or circumstances indicate that goodwill may be impaired. Because Caliper has a single operating segment, which is the sole reporting unit, Caliper performs this test by comparing the fair value of Caliper with its carrying value, including goodwill. If the fair value exceeds the carrying value, goodwill is not impaired. If the book value exceeds the carrying value, Caliper would calculate the potential impairment loss by comparing the implied fair value of goodwill with the book value of goodwill. If the implied fair value of goodwill is less than the book value, an impairment charge would be recorded equal to the difference.  As of June 30, 2011, Caliper analyzed its goodwill for indicators of impairment, and concluded that there were none.

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

3.  Divestitures

On May 17, 2010, Caliper entered into a Purchase Agreement (the “Purchase Agreement”) providing for the sale of its specialty product lines, consisting of the TurboVap and RapidTrace instrument groups, to Biotage LLC (“Biotage”) for approximately $16.5 million in cash. The sale of these product lines to Biotage was completed on May 24, 2010.  As of the closing date for this transaction, the specialty product lines had net assets of $5.0 million comprised of $2.7 million of goodwill allocated on a relative fair value basis, $1.6 million in accounts receivable and $1.4 million in inventory, less $0.7 million of assumed liabilities.  The sale resulted in an $11.4 million gain before estimated income taxes of approximately $0.3 million.

4. Inventories

Inventories are stated at the lower of cost (determined on a first-in, first-out basis, or “FIFO”) or market. Amounts are relieved from inventory and recognized as a component of cost of sales on a FIFO basis. Inventories consist of the following (in thousands):

	June 30, 2011	December 31, 2010
Raw material	$7,327	$6,245
Work-in-process	844	1,646
Finished goods	7,187	6,113
	$15,358	$14,004

5. Intangibles

Intangibles, net of amortization expense and other charges, consist of the following assets acquired in connection with previous business combinations (in thousands):

	June 30, 2011	December 31, 2010
Core technologies	$13,275	$14,995
Developed and contract technologies	3,778	4,489
Customer contracts, lists and relationships	2,334	2,747
Other intangibles	328	368
Trade names	2,898	2,898
In-process research and development	1,240	2,300
	$23,853	$27,797

In connection with the acquisition of CRi, $2.3 million of the intangible assets acquired relate to in-process research and development (“IPR&D”) assets.  These IPR&D assets represent projects that were in existence as of the acquisition date.  Caliper assesses the status of the projects on a quarterly basis to determine whether they have been completed or abandoned. In the second quarter of 2011, Caliper abandoned certain of these projects, resulting in a $1.1 million impairment charge which is recorded within amortization of intangible assets within the accompanying consolidated statements of operations.  The abandonment of these projects represented an indicator of impairment, which prompted Caliper to perform a recoverability test during the interim period.  Caliper used a multi-period excess earnings approach which measures fair value by discounting expected future cash flows attributable to a single intangible asset.  The results of the test showed that there was no value to the projects a result of changes in the costs incurred to complete the projects based on information learned by Caliper during the second quarter as our research and analysis of the projects progressed.

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

Changes in Caliper’s warranty obligation are as follows (in thousands):

	Six Months Ended June 30,
	2011	2010
Balance at beginning of period	$1,416	$1,557
Warranties issued during the period	1,422	964
Settlements and adjustments made during the period	(1,279)	(1,225)
Balance at end of period	$1,559	$1,296

7. Comprehensive Income (loss)

Comprehensive income (loss) is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income (loss)	$(3,239)	$9,237	$(5,834)	$7,019
Unrealized gain (loss) on marketable securities	7	1	7	(3)
Foreign currency translation gain (loss)	67	56	140	(187)
Comprehensive income (loss)	$(3,165)	$9,294	$(5,687)	$6,829

8. Accrued Restructuring Costs

Caliper’s accrued restructuring costs as of June 30, 2011 were comprised of future contractual obligations pursuant to facility operating leases covering certain idle space as further described below.  The following table summarizes changes in accrued restructuring obligations during the six months ended June 30, 2011 (in thousands):

	Severance and Related	Facilities	Total
Balance, December 31, 2010	$702	$3,228	$3,930
Restructuring charges	549	1,630	2,179
Adjustments to estimated obligations	(19)	1	(18)
Interest accretion	—	86	86
Stock compensation, non-cash	(65)	—	(65)
Payments	(722)	(787)	(1,509)
Balance, June 30, 2011	$445	$4,158	$4,603

The remaining facility and severance obligations are payable as follows (in thousands):

Years Ended December 31:
2011 (remainder of fiscal year)	$1,204
2012	1,971
2013	1,592
2014	232
2015	177
Total minimum payments	5,176
Less: Amount representing interest	573
Present value of future payments	4,603
Less: Current portion of obligations	1,764
Non-current portion of obligations	$2,839

The restructuring obligations reflected above resulted from the following actions:

Severance

In December 2010, Caliper acquired CRi (see Note 2). In connection with the acquisition in the fourth quarter of 2010, Caliper recorded a $0.7 million restructuring charge related to employee separation costs incurred by Caliper after the acquisition date. This action reduced the total CRi workforce by 13 employees, or approximately 28%. All affected employees were notified in December 2010 and all severance payments are expected to be completed by the end of the third quarter of 2011. The affected employees are not required to perform future services to earn the payments.  In March 2011, Caliper recorded an additional $0.5 million restructuring charge related to employee separation costs incurred in connection with the termination of a former executive officer of CRi.  As of June 30, 2011, the remaining obligation relates to personnel whose scheduled departure coincided with the shut-down of the Woburn facility discussed below.

Facility Closures

During 2008, Caliper consolidated its California-based business operations to reduce overall facility costs and improve productivity and effectiveness of its research and development spending. The consolidation plan entailed vacating approximately 26,300 square feet of occupied space in Mountain View, California. In 2009, Caliper revised its assumptions around the restructuring charge taken in 2008 regarding the facility. The effect of the change was to update the sublease timing and rates assumed as a result of conditions in the current real estate market, as well as to correct an error in the amount of vacated space by approximately 10,200 square feet. This facility closure was accounted for in accordance with FASB ASC 420, Accounting for Costs Associated with Exit or Disposal Activities, pursuant to which Caliper recorded a liability equal to the fair value of the remaining lease payments as of the cease-use date. Fair value was determined based upon the discounted present value of remaining lease rentals (using a discount rate of 5.5%) for the space no longer occupied, considering future estimated sublease income, estimated broker fees and required tenant improvements. The lease term expires on November 30, 2013.

In April 2010, Caliper vacated approximately 5,400 additional square feet of its Mountain View, California facility to streamline chip manufacturing operations and increase the likelihood of securing a sub-tenant for unutilized space within the facility. Caliper recorded a restructuring charge of approximately $0.6 million related to this action in the second quarter of 2010. This partial facility abandonment was accounted for in accordance with FASB ASC 420, pursuant to which Caliper recorded a liability equal to the fair value of the remaining lease payments as of the cease-use date. Fair value was determined based upon the discounted present value of remaining lease payments (using a discount rate of 5.5%) for the space no longer occupied, considering future estimated sublease income, estimated broker fees and required tenant improvements.

In September 2010, Caliper entered into a two year sublease for approximately 13,200 square feet of the unutilized space in Mountain View, California. As a result of entering into this agreement, Caliper revised its assumptions around the restructuring charge taken with respect to this property in 2009, and recorded an additional $0.7 million restructuring charge during the three months ended September 30, 2010. The effect of the charge was to update the sublease rates for the remaining space as well as to capture the period from the end of the sublease through November 2013 for which Caliper does not expect to receive sublease income.

In April 2011, Caliper entered into a sublease for approximately 13,080 square feet of the unutilized space in Mountain View, California, at terms consistent with those assumed in the previously recorded restructuring charges. As a result of entering into this agreement, Caliper revised its assumptions around the remaining space, concluding that the remaining space would not generate sublease income, and recorded an additional $0.4 million restructuring charge during the six months ended June 30, 2011. The effect of the charge was to update the timing of sublease income related to the remaining space in Mountain View, California.

In July 2009, Caliper vacated approximately 19,000 square feet at its Hopkinton, Massachusetts facilities in order to reduce idle excess capacity created as a result of product line divestitures completed in 2008. Caliper recorded a restructuring charge of approximately $1.0 million related to this action in the third quarter of 2009. Caliper has accounted for this restructuring activity in accordance with FASB ASC 420, pursuant to which Caliper has recorded a liability equal to the fair value of the remaining lease payments as of the cease-use date. Fair value was determined based upon the discounted present value of remaining lease payments (using a discount rate of 6.5%), considering future estimated sublease income, estimated broker fees and required tenant improvements. The lease term expires on December 31, 2015.

In June 2011, Caliper closed the Woburn, Massachusetts facility which was assumed as part of the CRi acquisition. The Woburn operations were transitioned to Caliper’s corporate headquarters in Hopkinton, Massachusetts, consistent with its announced integration plan.  Caliper recorded a restructuring charge of approximately $1.3 million related to this action in the second quarter of 2011. The facility closure was accounted for in accordance with FASB ASC 420, pursuant to which Caliper has recorded a liability equal to the fair value of the remaining lease payments as of the cease-use date. Fair value was determined based upon the discounted present value of remaining lease payments (using a discount rate of 4.0%), considering future estimated sublease income, estimated broker fees and required tenant improvements. The lease term expires on August 31, 2015.

9. Revolving Credit Facility

On December 31, 2010, Caliper entered into a Third Amended and Restated Loan and Security Agreement (“credit facility”) with a bank, which permits Caliper to borrow up to $25 million in the form of revolving loan advances, including up to $5 million in the form of letters of credit and other contingent reserves. The principal effect of this modification was to extend the maturity date of the credit facility from April 1, 2011 to April 1, 2013.  The modification also established financial covenants that are tested as of the last day of each quarter.  Principal borrowings under the credit facility accrue interest at a floating annual rate equal to the bank’s prime rate (4.0% at June 30, 2011).  Under the credit facility, Caliper is permitted to borrow up to $25 million, subject to a borrowing base limit consisting of (a) 80% of eligible accounts receivable plus (b) the lesser of 90% of Caliper’s unrestricted cash at the bank or $15 million. Eligible accounts receivable do not include internationally billed receivables, unbilled receivables, and receivables aged over 90 days from invoice date. The credit facility serves as a source of capital for ongoing operations and working capital needs.

The credit facility includes traditional lending and reporting covenants including certain financial covenants applicable to liquidity and earnings that are to be maintained by Caliper and tested as of the last day of each quarter. As of June 30, 2011, Caliper was in compliance with all of its covenants in the credit facility. There were no outstanding borrowings under the credit facility as of June 30, 2011.

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

On August 9, 2006, Stanford University provided Xenogen Corporation (“Xenogen”) with the results of an audit performed pursuant to the exclusive license agreement between Stanford and Xenogen. The audit report, which was prepared by a third party consultant, asserted certain claims of underpayments by Xenogen to Stanford during the period from 2002 through March 31, 2006 based upon a different interpretation of the scope of imaging products that are subject to the royalty provisions of the license than Xenogen had used for the calculation of royalties since the beginning of this licensing arrangement in 1997. Upon review of the audit report, Caliper determined that additional royalties of $71,000 were owed to Stanford, and paid this obligation in 2006. In July 2011, Caliper and Stanford entered into an agreement to resolve all remaining disputes regarding the audit report and how the terms of the license agreement would be interpreted by the parties going forward.  As a result of the agreement, no current payment was made to Stanford for past licensing or royalties.  However, the original agreement was modified to increase the prospective royalty rate, effective July 1, 2011, for purposes of calculating any future payments to Stanford from sublicensing revenue received by Caliper.

11. Legal Proceedings

As reported previously, on February 23, 2010, Caliper, its wholly owned subsidiary Xenogen, and Stanford University filed a complaint for patent infringement against Carestream Health, Inc. (“Carestream”) in the U.S. District Court for the Eastern District of Texas.  Caliper, Xenogen, and Stanford University seek a judgment that Carestream induced infringement of seven United States patents that Caliper, through Xenogen, exclusively licenses from Stanford University.  Caliper and its co-plaintiffs seek an award of compensatory damages, treble damages due to Carestream’s willfulness, a permanent injunction and attorneys’ fees against Carestream for its ongoing, indirect infringement of the patents-in-suit. The complaint was served on Carestream on February 26, 2010.  On April 20, 2010, Carestream filed its answer to the complaint, denying it induced infringement of the asserted patents.  Carestream also counterclaimed for declaratory judgments of non-infringement and invalidity of the asserted patents.  Carestream also filed a motion to transfer the venue of the litigation to another District Court.  Caliper and Carestream subsequently agreed to the transfer of this case to the U.S. District Court for the Northern District of California, where it is pending.

On June 8, 2010, the U.S. Patent and Trademark Office (“PTO”) issued U.S. Patent Number 7,734,325 (the “325 Patent”) to Carestream.  The next day, Caliper filed a request for reexamination of all claims of the 325 Patent.  On August 12, 2010, the PTO issued an order granting reexamination of all claims of the 325 Patent.  On the same day, the PTO also issued an action closing prosecution of the reexamination of the 325 Patent.  On September 29, 2010, the PTO issued a right of appeal notice notifying Caliper and Carestream of each party’s right to appeal the examiner’s determinations in the reexamination.  Caliper filed a Notice of Appeal with the PTO on October 29, 2010, and filed its appeal brief on February 4, 2011.  Carestream filed its reply to Caliper’s appeal brief on March 7, 2011.

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

On August 4, 2011, Caliper and Carestream entered into a settlement agreement (the “Settlement Agreement”) which resolves both Caliper’s and Stanford University’s complaint against Carestream in the U.S. District Court for the Northern District of California (the “California Litigation”) as well as Carestream’s complaint against Caliper in U.S. District Court for the Western District of Wisconsin (the “Wisconsin Litigation”). To settle these lawsuits, Carestream and Caliper have agreed (i) to dismiss their respective claims and counterclaims in the California Litigation and the Wisconsin Litigation; (ii) that Carestream will not market and sell in-vivo optical imaging systems for certain applications covered by patents licensed from Stanford University by Xenogen and Caliper; and (iii) that Carestream will not assert that Caliper’s Lumina XR system as currently configured and sold by Caliper infringes any of Carestream’s patents.  Other terms of the Settlement Agreement were not disclosed.

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

12. Stock-Based Compensation, Options and Restricted Stock Activity and Net Loss per Weighted Average Common Share Outstanding

Warrants

In connection with Caliper’s 2006 acquisition of Xenogen, Caliper granted Xenogen stockholders an aggregate of 4,701,733 warrants, and reserved an additional 411,814 warrants for potential issuance upon the exercise of Xenogen warrants which were assumed by Caliper. Upon the potential exercise of these assumed warrants, the holders are entitled to receive that number of Caliper shares and warrants that such holder would have been entitled to receive as a Xenogen stockholder as of the acquisition date.  Each warrant granted permits the holder to acquire one Caliper common share at an exercise price of $6.79 per share through August 9, 2011. The termination date of the Caliper warrants that are to be issued upon the eventual exercise of the assumed Xenogen warrants may not be extended beyond the 5 year expiration date for the Caliper warrants.

During the six months ended June 30, 2011, 575,547 Caliper warrants were exercised resulting in 4,151,226 warrants outstanding as of June 30, 2011.  In addition, during the six months ended June 30, 2011, 111,340 of the assumed Xenogen warrants were exercised resulting in 296,203 assumed warrants outstanding as of June 30, 2011.  Collectively, the net effect of the Caliper and Xenogen warrant exercises including the effect of “net or cashless exercises” was the issuance of 82,002 shares of Caliper common stock.  In July 2011 and through August 5, 2011, the net effect of Caliper and Xenogen warrant exercises including the effect of “net or cashless exercises,” was the issuance of 1,117,108 shares of Caliper common stock.  These exercises generated approximately $5.4 million in cash proceeds subsequent to June 30, 2011.

The following table summarizes information with respect to warrants assumed from Xenogen which remain outstanding and exercisable at June 30, 2011:

Expiration Date	Exercise Price	Number of Xenogen Warrants	Equivalent Caliper Warrants (.2249 exchange ratio)	Equivalent Caliper Shares (.5792 exchange ratio)
April 30, 2013	$3.64	288,044	64,777	166,831
October 18, 2011	$40.74	8,159	1,834	4,725
		296,203	66,611	171,556

Stock Plans

Caliper’s stock plans are disclosed within Note 13 to the consolidated financial statements included in Caliper’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 11, 2011.  In June 2011, Caliper’s stockholders adopted the 2011 Employee Stock Purchase Plan (the “2011 Purchase Plan”). The initial number of shares reserved was 1.5 million shares, subject to adjustment, and the term of the 2011 Purchase Plan is ten years.  Under the 2011 Purchase Plan, employees have the option to purchase shares of Caliper’s common stock at 85% of the closing price on the first trading day of each offering period or the last trading day of each offering period (as defined in the 2011 Purchase Plan), whichever is lower, up to specified limits. Eligible employees are given the option to purchase shares of Caliper’s common stock, on a tax-favored basis, through regular payroll deductions in compliance with Section 423 of the Internal Revenue Code of 1986, as amended. The 2011 Purchase Plan will replace Caliper’s 1999 Employee Stock Purchase Plan, which will be terminated upon the expiration of the offering period ending November 30, 2011.

Stock-Based Compensation

Caliper recognizes all share-based payments, including grants of stock options, in the income statement as an operating expense, based on their fair values. Caliper estimates the fair value of each option award on the date of grant using a Black-Scholes-Merton based option-pricing model.  Stock-based compensation expense is included within costs and expenses as follows (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
Cost of product revenue	$68	$61	$142	$151
Cost of service revenue	15	12	28	28
Research and development	141	125	285	270
Selling, general and administrative	735	592	1,494	1,353
Restructuring charge	—	—	65	—
Total	$959	$790	$2,014	$1,802

On June 30, 2011, Caliper had share-based compensation plans (the “Plans”), which are described within Note 13 to the consolidated financial statements included in Caliper’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 11, 2011.

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

	Six Months Ended June 30,
	2011	2010
Expected volatility (%)	81-92	83-94
Risk-free interest rate (%)	1.05-2.15	1.43-2.18
Expected term (years)	3.6-4.9	3.4-4.6
Expected dividend yield (%)	—	—
Weighted average grant date fair value	$4.51	$2.32

Options and Restricted Stock Activity

A summary of stock option and restricted stock activity under the Plans as of June 30, 2011, and changes during the six months then ended is as follows:

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)

Outstanding at December 31, 2010	9,011,204	$4.45	6.02	$18,101
Granted	946,630	6.91	—	—
Exercised	(207,583)	4.48	—	490
Canceled	(85,802)	6.75	—	—
Outstanding at June 30, 2011	9,664,449	$4.67	5.93	$33,716
Exercisable at June 30, 2011	6,809,217	$4.80	4.77	$23,034
Vested and expected to vest at June 30, 2011	9,523,023	$4.68	5.89	$33,184

Restricted Stock Units	Shares	Weighted Average Grant Date Fair Market per Share Value
Outstanding and non-vested at December 31, 2010	1,432,089	$1.92
Granted	240,122	6.62
Vested	(388,214)	2.75
Forfeited	—	—
Outstanding and non-vested at June 30, 2011	1,283,997	$2.55

Restricted stock units do not carry an exercise price and typically vest over a four-year period, although the vesting period of certain awards may vary. As of June 30, 2011, the weighted average remaining vesting term is 2.15 years and the aggregate intrinsic value of outstanding and non-vested restricted stock is approximately $10.4 million.

During the six months ended June 30, 2011, Caliper granted 946,630 options at a weighted average grant date fair value, using the Black-Scholes-Merton option pricing model, of $4.51 per share, and 240,122 restricted stock units at a weighted average grant date fair value of $6.62 per share. The total fair value of restricted stock that vested during the six months ended June 30, 2011 was approximately $1.1 million.

As of June 30, 2011, there was $9.8 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average remaining service period of approximately 3.1 years.

Common Share Issuances

During the six months ended June 30, 2011, Caliper issued 710,446 shares of common stock as a result of stock option and warrant exercises, issuances of shares under Caliper’s 1999 Employee Stock Purchase Plan and vesting of restricted stock.

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

A reconciliation of shares used in the calculations is as follows (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
Weighted-average shares of common stock outstanding, basic	52,417	50,070	52,236	49,776
Dilutive options and restricted stock — based on the treasury stock method	—	1,932	—	2,036
Weighted-average shares used in dilutive computations of net income per share	52,417	52,002	52,236	51,812

The following outstanding options, restricted stock and warrants (prior to the application of the treasury stock method) were excluded from the computation of diluted net loss per share as they had an antidilutive effect (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
Options and restricted stock	10,948	6,299	10,948	6,668
Warrants	4,389	6,165	4,389	6,165
	15,337	12,464	15,337	12,833

Item 2.             Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 2011 and for the three and six months ended June 30, 2011 should be read in conjunction with our financial statements included in this Quarterly Report on Form 10-Q and Management’s Discussion and Analysis of Financial Condition and Results of Operations and our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 11, 2011.

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

•                  The Imaging business holds, we believe, a global leadership position in the expanding preclinical imaging market. Principal activities of this business area include the expansion of our line of preclinical imaging systems and related software, applications, accessories and reagents. We continue to enhance performance, flexibility and ease of use of our systems, which consist of optical, x-ray, micro computed tomography (micro CT) and multiplex tissue analysis solutions. New imaging applications such as assessing stem cells and lung inflammation are often enabled by complementary reagent products, such as specialized dyes and targeted probes.  These products are being adopted by life sciences and clinical researchers who are developing more targeted (personalized) diagnostic, therapeutic and prognostic solutions, based on the enabling high-quality multiplexed tissue imaging capabilities provided by our products.

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

•                  CDAS is responsible for building drug discovery collaborations and alliances, and growing our sales of drug discovery services, with an emphasis on leveraging our core technologies to provide our customers with the option to purchase our instruments and reagents or to engage us to perform experiments for them using our instruments and reagents. The focus of CDAS is to capitalize on market “outsourcing” trends in preclinical drug research.   CDAS emphasizes the development and offering of more comprehensive scientific solutions to our clients in the fields of oncology, predictive toxicology, immunology, and large molecules/biologics, which we believe represent opportunities with growing demand in the life sciences outsourcing and alliances segments.

Second Quarter Key Highlights

Summary Financial Performance

•                  Our total revenues during the second quarter of 2011 increased by approximately $9.3 million, or 32%, to $38.3 million, from $29.1 million in the second quarter of 2010.  Our revenues for the second quarter of 2011 on a non-GAAP basis increased by $10.4 million, or 37%, compared to non-GAAP revenues of $27.9 million in the second quarter of 2010, which excludes $1.2 million of revenue from our former specialty product lines that we divested to Biotage in the second quarter of 2010. This increase included 23% Imaging revenue growth, 52% Research revenue growth, and 82% CDAS revenue growth, as further discussed below.

•                  Combined product and service gross margins were unchanged at 48% in the second quarter of 2011 compared to the second quarter of 2010. Service margins increased 5 percentage points resulting primarily from CDAS revenue growth and resulting fixed cost leverage, while product margins decreased slightly due to changes in product and channel mix as well as purchase accounting adjustments to record inventories acquired in connection with our acquisition of CRi at fair market value.

•                  Operating expenses increased $4.0 million during the second quarter of 2011 to $19.1 million, from $15.0 million in the second quarter of 2010.  Approximately 48% of this increase was due to the acquisition of CRi, while the remaining increase resulted from increases in selling and marketing headcount and related costs, and increased legal expenses resulting from ongoing litigation.

•                  Net loss for the second quarter of 2011 was $3.2 million, or $0.06 per share, compared to net income of $9.2 million, or $0.18 per share, in 2010. The $12.4 million net income decrease included $13.5 million of non-recurring income effects including the $11.1 million non-operating gain we recognized in connection with the divestiture of our specialty product lines in 2010, as well as $1.1 million of incremental intangible asset amortization from the abandonment of certain in-process research and development and $1.3 million of incremental restructuring charges for the planned closure of the CRi facility in Woburn, Massachusetts in the second quarter of 2011.

Revenue Performance by Strategic Business Unit

The table below provides a reconciliation of our GAAP basis revenue to pro forma non-GAAP revenue results for the second quarters of each of 2011 and 2010, after giving effect to the divestiture of the specialty products lines, which occurred in May 2010. We believe this reconciliation provides a useful comparison for evaluating revenue performance between fiscal periods, but these non-GAAP comparisons are not intended to substitute for GAAP financial measures.

	GAAP		Non-GAAP Adjustments (1)	Non-GAAP	GAAP	Non-GAAP
	2011	2010	2010	2010	% Chg(2)	% Chg(2)
Imaging	$18,206	$14,826	$—	$14,826	23%	23%
LabChip	11,183	7,412	—	7,412	51%	51%
Automation	7,135	5,811	(1,152)	4,659	23%	53%
Research	18,318	13,223	(1,152)	12,071	39%	52%
Services (CDAS)	1,817	1,001	—	1,001	82%	82%
Total revenue	$38,341	$29,050	$(1,152)	$27,898	32%	37%

(1)           For purposes of comparing growth rates for each of the three principal product and service groups within our business, the above non-GAAP table reconciliations exclude revenues related to the specialty product lines, which were divested in May 2010.

(2)           Foreign currency contributed to overall non-GAAP revenue growth by 4% in the second quarter of 2011, comprising a 7% benefit for Research and a 3% benefit for Imaging.

Imaging revenues increased by 23% to $18.2 million during the second quarter of 2011 from $14.8 million during the second quarter of 2010.  Imaging revenue growth was driven primarily by tissue imaging products which were added to our portfolio as a result of our acquisition of CRi in December 2010.  In vivo imaging revenues were relatively flat quarter over quarter, despite a 16% increase in unit placements and were impacted by some delayed funding situations in certain academic and commercial accounts, and to a lesser extent, the product and channel mix for the quarter.  Based on present in vivo imaging pipeline visibility and the anticipated release of new products, our second half outlook projects growth in this business area.

Research revenues increased by 52% on a non-GAAP comparative basis to $18.3 million during the second quarter of 2011 from $12.1 million during the second quarter of 2010. Overall Research growth was primarily attributable to demand in certain end markets for our LabChip (microfluidic) and automation instruments, most notably end market demand for our analytical and preparative NGS platforms for sample preparation and process control.  In addition, we experienced an increase in revenues from (i) our OEM relationship with Agilent Technologies, due to both volume and improved chip pricing, (ii) growing LabChip Dx sales stemming from our collaboration agreement with Seegene, Inc. (“Seegene”) for sales of our LabChip Dx system outside of the U.S. with Seegene’s diagnostic assays, and (iii) an increase in microfluidic license revenues as a result of a scheduled milestone payment from a pre-existing arrangement.

CDAS revenues increased by 82% to $1.8 million during the second quarter of 2011 from $1.0 million during the second quarter of 2010. The net increase resulted from compound screening and analysis performed pursuant to Phase II task orders under our contract with the U.S. Environmental Protection Agency (EPA) for its ToxCast screening program.  In June 2011, we received authorization under task orders issued in February 2011 to begin work on the Phase II follow-up project which we expect to complete in the third quarter of 2011.  As of June 30, 2011, there is one additional unfulfilled task order with the EPA for approximately $1.2 million for which compounds are required, and at this time we expect these compounds to be received in the fourth quarter of 2011 or early 2012.

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

Results of Operations for the Three and Six Months Ended June 30, 2011

Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For example, we typically experience higher revenues in the fourth quarter of our fiscal year as a result of the capital spending patterns of our customers. In addition, service revenues from our CDAS strategic business unit will vary based upon receipt of compounds and issuance of new arrangements which can vary the timing of service revenue recognized within a year.

Revenue

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
	(in thousands)				(in thousands)
Product revenue	$26,711	$20,486	$6,225	30%	$51,653	$40,854	$10,799	26%
Service revenue	6,823	5,343	1,480	28%	14,055	10,424	3,631	35%
License fees and contract revenue	4,807	3,221	1,586	49%	8,453	6,424	2,029	32%
Total Revenues	$38,341	$29,050	$9,291	32%	$74,161	$57,702	$16,459	29%

Product Revenue.   Product revenue increased by $6.2 million during the three months ended June 30, 2011, compared to the same period in 2010.  Included in this increase was $2.4 million of product revenue from ex vivo tissue imaging products added by the acquisition of CRi, which offset a $1.0 million decrease in product revenues from the divestiture of our former specialty product lines in May 2010.  Within Research product revenues for the second quarter of 2011, microfluidic (LabChip) product revenues increased $2.6 million, or 44%, and automation product revenues increased $2.1 million, or 69%, compared to 2010. Both LabChip and automation growth was driven by end market demand for our analytical and preparative NGS for sample preparation and quality control platforms.  LabChip revenues also benefitted from market adoption of our LabChip Dx instrument for multiplex molecular diagnostic analysis, currently marketed through our recent distribution agreement with Seegene, and initial shipments of the LabChip DS instruments under our exclusive North American distribution agreement with Trinean N.V. regarding a microplate reader that gives full spectrum scans of 96 samples in less than 6 minutes. In addition, LabChip product revenues increased as a result of our OEM relationship with Agilent Technologies due to increases in both chip prices and volume of chips sold.  Imaging product sales increased $2.5 million, or 24%, with the majority of the increase related to ex vivo tissue imaging products added to our imaging platform capabilities as a result of our acquisition of CRi in 2010.  Our existing in vivo imaging product sales increased $0.1 million, or 1%, primarily due to an increase in reagent sales within the period.  In vivo imaging instrument unit sales increased 16% during the quarter (51 units in the second quarter of 2011 compared to 44 units in the comparable period in 2010), however this involved a decrease in sales of higher priced Spectrum units and a corresponding decline in the average selling price of instrument sold.  We believe that product and channel mix were affected by longer purchase approval cycles, principally among academic institutions, arising out of concern over future levels of government funding.  These effects consequently resulted in a lower average selling price for units placed in the second quarter.

Product revenue increased by $10.8 million during the six months ended June 30, 2011, compared to the same period in 2010, which included $4.7 million of revenue increase from the sale of ex vivo tissue imaging products added by the acquisition of CRi and reflected a $3.2 million decrease in product revenues from the divestiture of the specialty product lines in May 2010.  Imaging product sales increased $7.3 million, or 37%, with approximately two-thirds of the increase related to newly added tissue imaging products.  Our in vivo imaging product sales increased $2.6 million, or 13%, primarily due to a 28% increase in instrument placements. In vivo instrument revenue reflected a lower average selling price compared to the six months ended June 30, 2010 due to a higher percentage of lower priced instrument sales and increased sales through our distributor channels.  Within Research product revenues for the six months ended June 30, 2011, microfluidic (LabChip) product revenues increased $4.4 million, or 39%, compared to 2010 primarily due to growth in LabChip GX instrument placements (75 units in 2011 compared to 64 units in the comparable period of 2010), an increase in revenues from our OEM relationship with Agilent Technologies due to increases in both chip prices and volume of chips sold, increased sales of the LabChip XT due to DNA sample sizing needs driven by next generation sequencing market growth, and initial commercial sales of the LabChip Dx under our recent distribution agreement with Seegene. Excluding revenues for the specialty product lines which were divested in May 2010, Research product sales also reflected a $2.4 million, or 39%, increase in automation product sales during the six months ended June 30, 2011 compared to the same period in 2010 which resulted primarily from sample preparation needs driven by next-generation sequencing and genomic drug discovery research applications.

Service Revenue.   Total service revenue increased $1.5 million in the second quarter of 2011, compared to the same period in 2010, due to an increase in CDAS service revenue of $0.8 million, an increase in instrument-related service revenues of $0.3 million and as a result of contract manufacturing revenue of $0.4 million related to products we manufacture for Biotage.  The CDAS revenue increase resulted from timing in work completed under the EPA ToxCast screening program compared to minimal work done in the second quarter of 2010. In the second quarter of 2011, we began work on two task orders totaling $1.9 million which were approximately 43% complete as of quarter end.  The $0.3 million increase in instrument service revenues was primarily due to an increase in Imaging and LabChip instrument service revenues due to growth in the installed bases for our products, offset in part by a decrease in automation instrument service revenue resulting from the specialty product lines divestiture and expired Staccato system contracts.

Total service revenue increased $3.6 million in the six months ended June 30, 2011, compared to the same period in 2010, due to an increase in CDAS service revenue of $2.0 million, an increase in instrument-related service revenues of $0.9 million and as a result of contract manufacturing revenue of $0.7 million related to products we manufacture for Biotage. The CDAS increase resulted from the completion of the Phase IIb primary screening task orders under the EPA ToxCast screening program and the new task orders for which work was started during June 2011.  The $0.9 million increase in instrument service revenues was primarily due to an increase in Imaging and LabChip instrument service revenues due to growth in the installed bases for our products, offset in part by a decrease in automation instrument service revenue resulting from the Specialty Product Lines divestiture and expired Staccato system contracts.

License Fees and Contract Revenue.    License fees and contract revenue increased by $1.6 million during the second quarter of 2011 compared to the same period of 2010, primarily as a result of microfluidic license revenue related to a scheduled payment for the extension of rights under an existing license arrangement, a $0.1 million increase in Imaging license revenue and $0.3 million in revenue from work performed under Small Business Innovation Research (SBIR) grants assumed with the CRi acquisition.  License fees and contract revenue increased by $2.0 million during the six months ended June 30, 2011 compared to the comparable period of 2010, primarily as a result of microfluidic license revenue related to a milestone payment from an existing contract, a $0.3 million increase in Imaging license revenue and $0.5 million in revenue from work performed under SBIR grants assumed with the CRi acquisition.

Costs of Revenue

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
	(in thousands)				(in thousands)
Product	$13,602	$10,101	$3,501	35%	$26,497	$20,396	$6,101	30%
Service	3,916	3,317	599	18%	7,612	6,507	1,105	17%
License	971	521	450	86%	1,616	926	690	75%
Total Costs	$18,489	$13,939	$4,550	33%	$35,725	$27,829	$7,896	28%

Cost of Product Revenue.    Cost of product revenue increased $3.5 million during the second quarter of 2011, compared to the same period in 2010, primarily as a result of the volume increase in product sales. The net increase of cost of product revenue included (i) a $0.2 million fair value step-up adjustment related to acquired CRi inventory; (ii) a 2.0%, or approximately $0.5 million, increase in direct material costs influenced by the mix of product sales including product sales from instruments that we in-source from our North American distribution arrangement with 3D Histech for automated whole slide tissue imagers and our International distribution agreement with Seegene for our LabChip DX instrument; and (iii) a $0.8 million increase in manufacturing labor and overhead expenses primarily related to the CRI acquisition, including the temporary ongoing operation of CRi’s Woburn, Massachusetts facility which was shut down prior to the end of the second quarter of 2011 and transitioned to our Hopkinton, Massachusetts facility.

Cost of product revenue increased $6.1 million during the six months ended June 30, 2011, compared to the same period in 2010, primarily as a result of the volume increase in product sales. In addition to volume increases, cost of product revenue was affected by (i) a $0.7 million fair value step-up adjustment related to acquired CRi inventory; (ii) a 1.2%, or approximately $0.6 million, increase in the cost of materials as a percent of product revenue for similar reasons as discussed in the previous paragraph; and (iii) a $1.4 million increase in manufacturing spending primarily related to the CRi acquisition.

Cost of Service Revenue.    Cost of service revenue increased $0.6 million during the second quarter of 2011, compared to the same period in 2010, primarily due to an increase in contract manufacturing costs of $0.2 million, an increase in CDAS variable material supply costs of approximately $0.1 million, $0.1 million of new service costs related to our acquisition of CRi and a $0.2 million increase in all other service costs.

Cost of service revenue increased $1.1 million during the six months ended June 30, 2011, compared to the same period in 2010, primarily due to an increase in contract manufacturing costs of $0.4 million, an increase in CDAS variable material supply costs of approximately $0.3 million, $0.2 million of new service costs related to our acquisition of CRi and a $0.2 million increase in all other service costs.

Cost of License Revenue.    Cost of license revenue increased during the three and six months ended June 30, 2011 compared to the comparable periods in 2010 due primarily to an increase in third party royalties owed on Imaging license revenues, the overall increase in license revenue and scheduled microfluidic license payment under an existing license arrangement as discussed above.

Gross Margins.    Product gross margins decreased to 49% in the second quarter of 2011, versus 51% in the same period in 2010. The decrease included 1 percentage point from the fair value step-up of the acquired CRi inventory as well as higher costs associated with the mix of products sold during the quarter, including increased sales of products produced for us by others on an OEM basis such as LabChip DX and 3D Histech whole slide tissue imaging instruments. Gross margin on service revenue was 43% for the second quarter of 2011, compared to 38% for the same period of 2010. This increase resulted primarily from the improved service contribution margins from CDAS revenues as a result of fixed cost leverage over increased service revenues.

Product gross margins decreased to 49% in the six months ended June 30, 2011, versus 50% in the same period in 2010. The decrease included 1 percentage point from the fair value step-up in CRi historic inventory.  Excluding such impact, product gross margins were relatively flat as a result of increased volume offset by unfavorable product mix, discussed above.  Gross margin on service revenue was 46% for the six months ended June 30, 2011, as compared to 38% for the same period of 2010. This increased service margin resulted primarily from the improved service contribution margins from CDAS revenues as a result of fixed cost leverage over increased service revenues.

Expenses

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
	(in thousands)				(in thousands)
Research and development	$5,510	$4,299	$1,211	28%	$10,902	$8,646	$2,250	26%
Selling, general and administrative	13,542	10,745	2,797	26%	27,262	21,604	5,658	26%
Amortization of intangible assets	2,503	1,226	1,277	104%	3,944	2,480	1,464	59%
Restructuring charges (credits), net	1,399	603	796	132%	2,263	634	1,629	257%

Research and Development Expenses.    Research and development spending increased by $1.2 million in the second quarter of 2011, compared to the same period of 2010, primarily as a result of $0.8 million in headcount and research spending related to the acquired CRi business, as well as $0.4 million in all other research and development spending comprised of molecular diagnostics consulting and other research expenses and additional research and development headcount.

Research and development spending increased by $2.3 million during the six months ended June 30, 2011, compared to the same period of 2010, primarily as a result of $1.5 million in headcount and research spending related to the acquired CRi business, as well as $0.8 million in all other research and development spending comprised of molecular diagnostics consulting and other research expenses and additional research and development headcount.

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

Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased by $2.8 million in the second quarter of 2011, compared to the same period in 2010, including $1.1 million in expenses related to the acquisition of CRi, a $0.8 million increase in general and administrative expenses primarily related to higher litigation expenses and a $0.9 million increase in selling and marketing expenses, partly offset by a $0.1 million decrease in expenses due to the divestiture of the specialty product lines in May 2010.  The increase in selling and marketing expenses was due to a $0.7 million increase in payroll and related costs associated with increased headcount, a $0.1 million increase in marketing and operating materials, and a $0.1 million increase in all other selling and marketing costs.

Selling, general and administrative expenses increased by $5.7 million in the six months ended June 30, 2011, compared to the same period in 2010, including $2.1 million in expenses related to the acquisition of CRi, a $2.1 million increase in general and administrative expenses primarily related to higher litigation expenses and a $1.8 million increase in selling and marketing expenses, partly offset by a $0.3 million decrease in expenses due to the divestiture of the specialty product lines in May 2010.  The increase in selling and marketing expenses was due to a $1.1 million increase in payroll and related costs associated with increased headcount, a $0.3 million increase in marketing and operating materials, and a $0.1 million increase in all other selling and marketing costs.

Amortization of Intangible Assets.  Amortization expense was $2.5 million and $3.9 million during the three and six months ended June 30, 2011, respectively, related to assets acquired with our acquisitions of NovaScreen Biosciences Corporation (“NovaScreen”), Xenogen and CRi. The increase in 2011 relates to the abandonment of certain CRi in-process-research and development projects that resulted in a $1.1 million charge in the second quarter along with new amortization associated with the acquisition of CRi in December 2010, offset, in part, by reductions resulting from fully amortized NovaScreen and Xenogen intangible assets.

Restructuring Charges.    We incurred restructuring charges in prior periods related to idling of all or portions of certain facilities, as well as acquisition and integration activities that are more fully discussed in Note 8 in the accompanying financial statements.  The components of the $2.3 million restructuring charge during the six months ended June 30, 2011 include (i) a $0.5 million charge for employee separation costs incurred in connection with the termination of a former CRi executive officer in the first quarter of 2011; (ii) a $0.4 million charge in the first quarter related primarily to the update of sublease assumptions for our Mountain View, California and Hopkinton, Massachusetts facilities; and (iii) a $1.3 million charge in the second quarter for the shutdown of CRi’s Woburn, Massachusetts facility.

Interest and Other Income (Expense), Net

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
	(in thousands)				(in thousands)
Interest expense, net	$(50)	$(72)	$22	31%	$(85)	$(202)	$117	58%
Gain on divestitures	—	11,424	(11,424)	nm	—	11,424	(11,424)	nm
Other income (expense), net	91	(37)	128	346%	403	(389)	792	204%

Interest Expense, Net.    Net interest expense decreased during the three and six months ended June 30, 2011 compared to the same periods of 2010 primarily as a result of having paid down all of our outstanding advances under our credit facility in the second quarter of 2010.  Since then, we have maintained zero borrowings under that credit facility and have incurred only facility maintenance and letter of credit charges.

Gain on Divestitures.    In May 2010, we divested our specialty product lines and recorded a gain of $11.4 million on those divestitures. This and other divestitures are more fully discussed in Note 3 within the accompanying financial statements and in Note 4 of Notes to Consolidated Financial Statements in Item 15 of our Annual Report on Form 10-K filed with the SEC on March 11, 2011.

Other Income (Expense), Net.    Other income (expense), net increased in the second quarter of 2011 compared to the same period of 2010 due primarily to foreign currency transaction gains on foreign denominated accounts receivable.  In the second quarter of 2011, we recorded approximately $0.1 million of transaction gains while in the second quarter of 2010 period we recorded $0.1 million of transaction losses.

Other income (expense), net increased in the six months ended June 30, 2011 compared to the comparable period of 2010 due primarily to foreign currency transaction gains on foreign denominated accounts receivable, offset in part by sublease income received on our former St. Louis facility that ended in April 2010, when our lease obligations on such facility terminated.  In the six months ended June 30, 2011, we recorded approximately $0.4 million of transaction gains while in the 2010 we recorded $0.5 million of transaction losses.

Liquidity and Capital Resources

As of June 30, 2011, we had $34.3 million in cash, cash equivalents and marketable securities, compared to $34.8 million as of December 31, 2010.  We had no outstanding borrowings as of June 30, 2011 and December 31, 2010 under our credit facility.  The credit facility matures on April 1, 2013 and serves as a source of capital for ongoing operations and working capital needs.  As of June 30, 2011, we were in compliance with our covenants under the credit facility.  We expect to remain in compliance with the covenants through the credit facility’s maturity date based on current forecasts.  The terms of our credit facility are more fully discussed under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the SEC on March 11, 2011.

We believe our cash balance, working capital on hand at June 30, 2011 and access to available capital under our credit facility are sufficient to fund our ongoing operations through at least March 2013. Nevertheless, our actual cash needs could vary considerably, depending on opportunities and circumstances that arise over time.  If, at any time, cash generated by operations is insufficient to satisfy our liquidity requirements, we may need to reduce our costs and expenses, sell additional equity or debt securities or draw down on our current credit facility if we have borrowing capacity.

On December 16, 2010, we filed, and the SEC subsequently declared effective, a universal shelf registration statement on Form S-3 that will permit us to raise up to $100 million of any combination of common stock, preferred stock, debt securities, warrants or units, either individually or in units, as described in the prospectus.  The shelf registration will expire in December 2013 unless we file to extend it.  The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders.  Furthermore, additional capital may not be available on terms favorable to us, if at all.  Accordingly, no assurances can be given that we will be successful in raising capital through an equity or debt financing.

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

Cash Flows

	Six Months Ended June 30,
	2011	2010	$ Change
	(in thousands)
Cash provided by (used in)
Operating Activities	$(789)	$(1,587)	$798
Investing Activities	347	9,416	(9,069)
Financing Activities	1,268	(14,416)	15,684

Operating Activities.    During the six months ended June 30, 2011, we used $0.8 million of cash for operating activities which included cash uses of approximately $1.5 million related to CRi employee severance payments and our idle facility rent and related payments.  We generated approximately $0.7 million of cash from operations and working capital changes, which primarily related to cash generated from daily operations, collections of customer receivables and up-front payments for intellectual property licenses, offset in part by $3.6 million in 2010 annual bonus payments under our employee performance bonus programs.

Investing Activities.    During the six months ended June 30, 2011, we received net proceeds of $1.3 million in marketable securities based upon the timing of maturities in our investment portfolio and not reinvesting such proceeds within the period. Our other primary investing activities were the purchase of property and equipment of $1.1 million primarily related to equipment and information systems, offset in part by the conversion of restricted cash from CRi to a letter of credit under our existing credit facility.

Financing Activities.    During the six months ended June 30, 2011, financing cash proceeds were related to proceeds from option and warrant exercises and employee stock purchase plan participation, offset in part by capital lease and other payment obligations.

Contractual Obligations

Our commitments under leases and other obligations are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the SEC on March 11, 2011.  There has been no material change during the six months ended June 30, 2011 in the contractual obligations disclosed as of December 31, 2010.

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

•                  the potential need to develop, acquire or license new businesses, technologies or products; and

•                  other factors not within our control.

Item 3.                    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

Our primary market risk exposures are foreign currency fluctuation and interest rate sensitivity. During the six months ended June 30, 2011, there have been no material changes to the information included under Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the SEC on March 11, 2011.

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

Based on their evaluation as of June 30, 2011, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Changes in internal controls.    There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the second quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II—OTHER INFORMATION

Item 1.            Legal Proceedings

As reported previously, on February 23, 2010, Caliper, its wholly owned subsidiary Xenogen Corporation (“Xenogen”), and Stanford University filed a complaint for patent infringement against Carestream Health, Inc. (“Carestream”) in the U.S. District Court for the Eastern District of Texas.  Caliper, Xenogen, and Stanford University seek a judgment that Carestream induced infringement of seven United States patents that Caliper, through Xenogen, exclusively licenses from Stanford University.  Caliper and its co-plaintiffs seek an award of compensatory damages, treble damages due to Carestream’s willfulness, a permanent injunction and attorneys’ fees against Carestream for its ongoing, indirect infringement of the patents-in-suit. The complaint was served on Carestream on February 26, 2010.  On April 20, 2010, Carestream filed its answer to the complaint, denying it induced infringement of the asserted patents.  Carestream also counterclaimed for declaratory judgments of non-infringement and invalidity of the asserted patents.  Carestream also filed a motion to transfer the venue of the litigation to another District Court.  Caliper and Carestream subsequently agreed to the transfer of this case to the U.S. District Court for the Northern District of California, where it is pending.

On June 8, 2010, the U.S. Patent and Trademark Office (“PTO”) issued U.S. Patent Number 7,734,325 (the “325 Patent”) to Carestream.  The next day, Caliper filed a request for reexamination of all claims of the 325 Patent.  On August 12, 2010, the PTO issued an order granting reexamination of all claims of the 325 Patent.  On the same day, the PTO also issued an action closing prosecution of the reexamination of the 325 Patent.  On September 29, 2010, the PTO issued a right of appeal notice notifying Caliper and Carestream of each party’s right to appeal the examiner’s determinations in the reexamination.  Caliper filed a Notice of Appeal with the PTO on October 29, 2010, and filed its appeal brief on February 4, 2011.  Carestream filed its reply to Caliper’s appeal brief on March 7, 2011.

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

On August 4, 2011, Caliper and Carestream entered into a settlement agreement (the “Settlement Agreement”) which resolves both Caliper’s and Stanford University’s complaint against Carestream in the U.S. District Court for the Northern District of California (the “California Litigation”) as well as Carestream’s complaint against Caliper in U.S. District Court for the Western District of Wisconsin (the “Wisconsin Litigation”). To settle these lawsuits, Carestream and Caliper have agreed (i) to dismiss their respective claims and counterclaims in the California Litigation and the Wisconsin Litigation; (ii) that Carestream will not market and sell in-vivo optical imaging systems for certain applications covered by patents licensed from Stanford University by Xenogen and Caliper; and (iii) that Carestream will not assert that Caliper’s Lumina XR system as currently configured and sold by Caliper infringes any of Carestream’s patents.  Other terms of the Settlement Agreement were not disclosed.

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

101**

The following materials from Caliper Life Sciences, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010,  (iii) Consolidated Statements of Cash Flows for the three and six months ended June 30, 2011 and 2010, and (iv) Notes to Consolidated Financial Statements.

* The certifications attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Caliper for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

** Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALIPER LIFE SCIENCES, INC.
Date: August 9, 2011
	By:	/s/ E. KEVIN HRUSOVSKY
E. Kevin Hrusovsky
Chief Executive Officer and President

Date: August 9, 2011
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

101**

The following materials from Caliper Life Sciences, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010,  (iii) Consolidated Statements of Cash Flows for the three and six months ended June 30, 2011 and 2010, and (iv) Notes to Consolidated Financial Statements.

* The certifications attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Caliper for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

** Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.