Form 10-Q
period 2011-09-30
CALIPER LIFE SCIENCES INC
filed 2011-11-04
CIK 1014672

UNITED STATES SECURITIES AND EXCHANGE

COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2011.

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

NUMBER OF SHARES OF COMMON STOCK OUTSTANDING ON October 31, 2011: 55,204,078

CALIPER LIFE SCIENCES, INC.

PART I. FINANCIAL INFORMATION

CALIPER LIFE SCIENCES, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share data)

Item 1.    Financial Statements

	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$36,528	$24,614
Marketable securities	10,779	10,232
Accounts receivable, net	24,328	26,544
Inventories	16,998	14,004
Prepaid expenses and other current assets	3,566	2,916
Total current assets	92,199	78,310
Property and equipment, net	9,555	9,765
Intangible assets, net	22,410	27,797
Goodwill	27,958	27,958
Other assets	570	592
Total assets	$152,692	$144,422
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,293	$6,820
Accrued compensation	8,777	8,830
Other accrued liabilities	10,982	11,160
Deferred revenue and customer deposits	15,020	13,503
Current portion of accrued restructuring	1,528	2,091
Total current liabilities	43,600	42,404
Noncurrent portion of accrued restructuring	2,250	1,839
Other noncurrent liabilities	7,426	8,360
Deferred tax liability	1,131	1,131
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized, 54,638,799 and 52,064,675 shares issued and outstanding in 2011 and 2010, respectively	55	52
Additional paid-in capital	410,622	396,609
Accumulated deficit	(312,976)	(306,361)
Accumulated other comprehensive income	584	388
Total stockholders’ equity	98,285	90,688
Total liabilities and stockholders’ equity	$152,692	$144,422

See accompanying notes.

CALIPER LIFE SCIENCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Product revenue	$25,542	$20,066	$77,196	$60,920
Service revenue	7,484	6,590	21,539	17,013
License fees and contract revenue	3,922	3,090	12,374	9,514

Total revenue	36,948	29,746	111,109	87,447

Costs and expenses:
Cost of product revenue	12,533	10,179	39,030	30,575
Cost of service revenue	4,053	3,270	11,665	9,778
Cost of license revenue	681	478	2,297	1,404
Research and development	5,583	4,416	16,484	13,061
Selling, general and administrative	13,073	11,046	40,336	32,650
Amortization of intangible assets	1,442	1,169	5,386	3,648
Restructuring charges (credits), net	(6)	741	2,257	1,375

Total costs and expenses	37,359	31,299	117,455	92,491

Operating loss	(411)	(1,553)	(6,346)	(5,044)
Interest expense, net	(49)	(75)	(133)	(277)
Gain (loss) on divestiture (Note 3)	—	(37)	—	11,387
Other income (expense), net	(247)	320	155	(69)

Income (loss) before income taxes	(707)	(1,345)	(6,324)	5,997

Benefit (provision) for income taxes	(75)	35	(291)	(288)

Net income (loss)	$(782)	$(1,310)	$(6,615)	$5,709

Net income (loss) per share, basic	$(0.01)	$(0.03)	$(0.13)	$0.11
Net income (loss) per share, diluted	$(0.01)	$(0.03)	$(0.13)	$0.11
Shares used in computing net income (loss) per common share, basic	53,810	50,277	52,766	49,945
Shares used in computing net income (loss) per common share, diluted	53,810	50,277	52,766	51,888

See accompanying notes.

CALIPER LIFE SCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended September 30,
	2011	2010
Operating activities
Net income (loss)	$(6,615)	$5,709
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	7,452	5,478
Stock-based compensation expense, net	2,902	2,599
Gain on divestiture	—	(11,387)
Non-cash restructuring charge, net	2,257	1,375
Foreign currency exchange losses (gains)	(74)	165
Changes in operating assets and liabilities:
Accounts receivable	2,586	2,446
Inventories	(2,976)	(1,667)
Prepaid expenses and other current assets	(749)	(377)
Accounts payable and other accrued liabilities	228	(326)
Accrued compensation	(678)	(2,100)
Deferred revenue and customer deposits	1,448	286
Other noncurrent liabilities	(487)	(767)
Payments of accrued restructuring obligations, net	(2,338)	(1,319)

Net cash from operating activities	2,956	115

Investing activities
Purchases of marketable securities	(8,607)	(13,031)
Proceeds from sales of marketable securities	1,261	—
Proceeds from maturities of marketable securities	6,800	6,555
Other assets	125	(2)
Purchases of property and equipment	(1,854)	(1,460)
Proceeds from divestiture	—	16,500

Net cash from investing activities	(2,275)	8,562

Financing activities
Borrowings under credit facility	—	12,900
Payments of credit facility	—	(27,800)
Payments of capital lease obligations and other obligations	(444)	(55)
Proceeds from issuance of common stock (Note 12)	11,632	502

Net cash from financing activities	11,188	(14,453)

Effect of exchange rates on changes in cash and cash equivalents	45	51
Net increase (decrease) in cash and cash equivalents	11,914	(5,725)
Cash and cash equivalents at beginning of period	24,614	34,522

Cash and cash equivalents at end of period	$36,528	$28,797

See accompanying notes.

CALIPER LIFE SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

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

Operating results for the three and nine months ended September 30, 2011, are not necessarily indicative of the results that may be expected for the full fiscal year or for any future periods. For example, the Company typically experiences higher revenue in the fourth quarter of its fiscal year due to spending patterns of its customers, and may realize significant periodic fluctuations in license and contract revenue depending on the timing and circumstances of underlying individual transactions.

On September 7, 2011, the Company entered into an Agreement and Plan of Merger (“the Merger Agreement”) with PerkinElmer, Inc., a Massachusetts corporation (“Buyer”), and PerkinElmer Hopkinton Co., a Delaware corporation and wholly owned subsidiary of Buyer (“Merger Sub”) pursuant to which, subject to satisfaction or waiver of the conditions therein, Merger Sub will merge with and into the Company (the “Merger”) with the Company surviving as a wholly-owned subsidiary of Buyer.  A description of the Merger Agreement is contained in the Company’s Current Report on Form 8-K filed with the SEC on September 8, 2011. The waiting period for the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, expired on October 19, 2011, and clearance for the Merger under Germany’s Act against Restraints of Competition was granted on October 10, 2011.  Completion of the Merger remains subject to the satisfaction of certain conditions, including approval of the Company’s stockholders.  The Company will hold a special meeting of stockholders on November 7, 2011 at which the Company’s stockholders will vote on the Merger Agreement.

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

Observable inputs that do not meet the criteria of Level 1, and include quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets and liabilities in markets that are not active, are categorized as Level 2.  Level 3 inputs are those that reflect our estimates about the assumptions market participants would use in pricing the asset or liability, based on the best information available in the circumstances.  Valuation techniques for assets and liabilities measured using Level 3 inputs may include methodologies such as the market approach, the income approach or the cost approach, and may use unobservable inputs such as projections, estimates and management’s interpretation of current market data.  These unobservable inputs are only utilized to the extent that observable inputs are not available or cost-effective to obtain.  Caliper’s investments are all classified as Level 1 inputs because they are valued using quoted market prices, broker or dealer quotations, or market prices received from industry standard pricing data providers.   On September 30, 2011, Caliper’s investments were valued as follows (in thousands):

Quoted Prices in Active Markets (Level 1)
Money market funds	$1,008
Government treasuries and bonds	3,512
Commercial paper	1,299
U.S. corporate notes and bonds	3,301
U.S. Agency bonds	1,906
Asset backed securities	641
Other	354
Total	$12,021

As of September 30, 2011, Caliper’s cash and available for sale securities of $47.3 million all have contracted maturities of less than one year, with the exception of six securities with an aggregate value of $2.8 million.  In addition, Caliper held securities that were in an unrealized loss position as of September 30, 2011; however, these unrealized losses were not material either individually or in the aggregate.

Income Taxes

Caliper accounts for income taxes in accordance with FASB ASC 740, Accounting for Income Taxes, and accounts for uncertainty in income taxes recognized in financial statements in accordance with FASB ASC 740-10, Accounting for Uncertainty in Income Taxes. FASB ASC 740 prescribes a comprehensive model for the recognition, measurement, and financial statement disclosure of uncertain tax positions. Unrecognized tax benefits are the difference between tax positions taken, or expected to be taken, in tax returns, and the benefits recognized for accounting purposes pursuant to FASB ASC 740. Caliper classifies uncertain tax positions as short-term liabilities within accrued expenses. For the nine months ended September 30, 2011 and 2010, Caliper’s tax provisions primarily relate to foreign taxes in jurisdictions where its wholly owned subsidiaries are profitable and in certain states, state income taxes.

Goodwill

Caliper performs a test for the impairment of goodwill annually, or more frequently if events or circumstances indicate that goodwill may be impaired. Because Caliper has a single operating segment, which is the sole reporting unit, Caliper performs this test by comparing the fair value of Caliper with its carrying value, including goodwill. If the fair value exceeds the carrying value, goodwill is not impaired. If the book value exceeds the carrying value, Caliper would calculate the potential impairment loss by comparing the implied fair value of goodwill with the book value of goodwill. If the implied fair value of goodwill is less than the book value, an impairment charge would be recorded equal to the difference.  As of September 30, 2011, Caliper analyzed its goodwill for indicators of impairment, and concluded that there were none.

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

3.  Divestitures

On May 17, 2010, Caliper entered into a Purchase Agreement (the “Purchase Agreement”) providing for the sale of its specialty product lines, consisting of the TurboVap and RapidTrace instrument groups, to Biotage LLC (“Biotage”) for approximately $16.5 million in cash. The sale of these specialty product lines to Biotage was completed on May 24, 2010.  As of the closing date for this transaction, the specialty product lines had net assets of $5.0 million comprised of $2.7 million of goodwill allocated on a relative fair value basis, $1.6 million in accounts receivable and $1.4 million in inventory, less $0.7 million of assumed liabilities.  The sale resulted in an $11.4 million gain before estimated income taxes of approximately $0.3 million.

4. Inventories

Inventories are stated at the lower of cost (determined on a first-in, first-out basis, or “FIFO”) or market. Amounts are relieved from inventory and recognized as a component of cost of sales on a FIFO basis. Inventories consist of the following (in thousands):

	September 30, 2011	December 31, 2010
Raw material	$8,124	$6,245
Work-in-process	916	1,646
Finished goods	7,958	6,113
	$16,998	$14,004

5. Intangibles

Intangibles, net of amortization expense and other charges, consist of the following assets acquired in connection with previous business combinations (in thousands):

	September 30, 2011	December 31, 2010
Core technologies	$12,413	$14,995
Developed and contract technologies	3,422	4,489
Customer contracts, lists and relationships	2,128	2,747
Other intangibles	309	368
Trade names	2,898	2,898
In-process research and development	1,240	2,300
	$22,410	$27,797

In connection with the acquisition of CRi, $2.3 million of the intangible assets acquired relate to in-process research and development (“IPR&D”) assets.  These IPR&D assets represent projects that were in existence as of the acquisition date.  Caliper assesses the status of the projects on a quarterly basis to determine whether they have been completed or abandoned. In the second quarter of 2011, Caliper abandoned certain of these projects, resulting in a $1.1 million impairment charge which is recorded within amortization of intangible assets within the accompanying consolidated statements of operations.  The abandonment of these projects represented an indicator of impairment, which prompted Caliper to perform a recoverability test during the second quarter of 2011. Caliper used a multi-period excess earnings approach which measures fair value by discounting expected future cash flows attributable to a single intangible asset.  Based on information learned by Caliper during the second quarter as our research and analysis of the projects progressed, there were changes in the estimated costs to be incurred to complete the projects.  As such, the results of the recoverability test showed that there was no value to the abandoned projects.

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

Changes in Caliper’s warranty obligation are as follows (in thousands):

	Nine Months Ended September 30,
	2011	2010
Balance at beginning of period	$1,511	$1,557
Warranties issued during the period	1,776	1,190
Settlements and adjustments made during the period	(1,808)	(1,401)
Balance at end of period	$1,479	$1,346

7. Comprehensive Income (loss)

Comprehensive income (loss) is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income (loss)	$(782)	$(1,310)	$(6,615)	$5,709
Unrealized gain (loss) on marketable securities	54	8	194	6
Foreign currency translation gain (loss)	(5)	240	2	53
Comprehensive income (loss)	$(733)	$(1,062)	$(6,419)	$5,768

8. Accrued Restructuring Costs

Caliper’s accrued restructuring costs as of September 30, 2011 were comprised of future contractual obligations pursuant to facility operating leases covering certain idle space as further described below.  The following table summarizes changes in accrued restructuring obligations during the nine months ended September 30, 2011 (in thousands):

	Severance and Related	Facilities	Total
Balance, December 31, 2010	$702	$3,228	$3,930
Restructuring charges	418	1,576	1,994
Adjustments to estimated obligations	(19)	8	(11)
Interest accretion	—	136	136
Stock compensation, non-cash	65	—	65
Payments	(1,160)	(1,176)	(2,336)
Balance, September 30, 2011	$6	$3,772	$3,778

The remaining facility and severance obligations are payable as follows (in thousands):

Years Ended December 31:
2011 (remainder of fiscal year)	$680
2012	1,466
2013	1,650
2014	280
2015	223
Total minimum payments	4,299
Less: Amount representing interest	521
Present value of future payments	3,778
Less: Current portion of obligations	1,528
Non-current portion of obligations	$2,250

The restructuring obligations reflected above resulted from the following actions:

Severance

In December 2010, Caliper acquired CRi (see Note 2). In connection with the acquisition in the fourth quarter of 2010, Caliper recorded a $0.7 million restructuring charge related to employee separation costs incurred by Caliper after the acquisition date. This action reduced the total CRi workforce by 13 employees, or approximately 28%. All affected employees were notified in December 2010 and are not required to perform future services to earn severance payments.  In March 2011, Caliper recorded an additional $0.5 million restructuring charge related to employee separation costs incurred in connection with the termination of a former executive officer of CRi.  As of September 30, 2011, the majority of the obligations have been paid.

Facility Closures

During 2008, Caliper consolidated its California-based business operations to reduce overall facility costs and improve productivity and effectiveness of its research and development spending. The consolidation plan entailed vacating approximately 26,300 square feet of occupied space in Mountain View, California. In 2009, Caliper revised its assumptions around the restructuring charge taken in 2008 regarding the facility. The effect of the change was to update the sublease timing and rates assumed as a result of conditions in the current real estate market, as well as to correct an error in the amount of vacated space which was reduced by approximately 10,200 square feet. This facility closure was accounted for in accordance with FASB ASC 420, Accounting for Costs Associated with Exit or Disposal Activities, pursuant to which Caliper recorded a liability equal to the fair value of the remaining lease payments as of the cease-use date. The fair value was determined based upon the discounted present value of remaining lease rentals (using a discount rate of 5.5%) for the space no longer occupied, considering future estimated sublease income, estimated broker fees and required tenant improvements. The lease term expires on November 30, 2013.

In April 2010, Caliper vacated approximately 5,400 additional square feet of its Mountain View, California facility to streamline chip manufacturing operations and increase the likelihood of securing a sub-tenant for unutilized space within the facility. Caliper recorded a restructuring charge of approximately $0.6 million related to this action during the three months ended June 30, 2010. This partial facility abandonment was accounted for in accordance with FASB ASC 420, pursuant to which Caliper recorded a liability equal to the fair value of the remaining lease payments as of the cease-use date. The fair value was determined based upon the discounted present value of remaining lease payments (using a discount rate of 5.5%) for the space no longer occupied, considering future estimated sublease income, estimated broker fees and required tenant improvements.

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

In April 2011, Caliper entered into a sublease for approximately 13,080 square feet of the unutilized space in Mountain View, California, at terms consistent with those assumed in the previously recorded restructuring charges. As a result of entering into this agreement, Caliper revised its assumptions around the remaining space, concluding that the remaining space would not generate sublease income, and recorded an additional $0.4 million restructuring charge during the three months ended June 30, 2011. The effect of the charge was to update the timing of sublease income related to the remaining space in Mountain View, California.

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

 In June 2011, Caliper closed its approximately 30,000 square feet, Woburn, Massachusetts facility which was assumed as part of the acquisition of CRi. The Woburn operations were transitioned to Caliper’s corporate headquarters in Hopkinton, Massachusetts, consistent with its announced integration plan.  Caliper recorded a restructuring charge of approximately $1.3 million related to this action during the three months ended June 30, 2011. The facility closure was accounted for in accordance with FASB ASC 420, pursuant to which Caliper has recorded a liability equal to the fair value of the remaining lease payments as of the cease-use date. Fair value was determined based upon the discounted present value of remaining lease payments (using a discount rate of 4.0%), considering future estimated sublease income, estimated broker fees and required tenant improvements. The lease term expires on August 31, 2015.  In September 2011, Caliper entered into a sublease for approximately 20,000 square feet of the unutilized space at the Woburn, Massachusetts facility at terms consistent with those assumed in the previously recorded restructuring charge; the economics of the sublease were substantially the same as our original sublease assumption and, therefore, an immaterial restructuring charge true up was recorded during the three months ended September 30, 2011.

9. Revolving Credit Facility

On December 31, 2010, Caliper entered into a Third Amended and Restated Loan and Security Agreement (“credit facility”) with a bank, which permits Caliper to borrow up to $25 million in the form of revolving loan advances, including up to $5 million in the form of letters of credit and other contingent reserves. The principal effect of this modification was to extend the maturity date of the credit facility from April 1, 2011 to April 1, 2013.  The modification also established financial covenants that are tested as of the last day of each quarter.  Principal borrowings under the credit facility accrue interest at a floating annual rate equal to the bank’s prime rate (4.0% at September 30, 2011).  Under the credit facility, Caliper is permitted to borrow up to $25 million, subject to a borrowing base limit consisting of (a) 80% of eligible accounts receivable plus (b) the lesser of 90% of Caliper’s unrestricted cash at the bank or $15 million. Eligible accounts receivable do not include internationally billed receivables, unbilled receivables, and receivables aged over 90 days from invoice date. The credit facility serves as a source of capital for ongoing operations and working capital needs.

The credit facility includes traditional lending and reporting covenants including certain financial covenants applicable to liquidity and earnings that are to be maintained by Caliper and tested as of the last day of each quarter. As of September 30, 2011, Caliper was in compliance with all of its covenants in the credit facility. There were no outstanding borrowings under the credit facility as of September 30, 2011.

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

On August 9, 2006, Stanford University (“Stanford”) provided Xenogen Corporation, a wholly owned subsidiary of Caliper (“Xenogen”) with the results of an audit performed pursuant to the exclusive license agreement between Stanford and Xenogen. The audit report, which was prepared by a third party consultant, asserted certain claims of underpayments by Xenogen to Stanford during the period from 2002 through March 31, 2006 based upon a different interpretation of the scope of imaging products that are subject to the royalty provisions of the license than Xenogen had used for the calculation of royalties since the beginning of this licensing arrangement in 1997. Upon review of the audit report, Caliper determined that additional royalties of $71,000 were owed to Stanford, and paid this obligation in 2006. In July 2011, Caliper and Stanford entered into an agreement to resolve all remaining disputes regarding the audit report and how the terms of the license agreement would be interpreted by the parties going forward.  As a result of the agreement, no additional payments were made to Stanford for past licensing or royalties.  However, the original license agreement was modified to increase the prospective royalty rate, effective July 1, 2011, for purposes of calculating any future payments to Stanford from sublicensing revenue received by Caliper.

11. Legal Proceedings

As reported previously, on February 23, 2010, Caliper, Xenogen, and Stanford filed a complaint for patent infringement against Carestream Health, Inc. (“Carestream”) in the U.S. District Court for the Eastern District of Texas.  Caliper, Xenogen, and Stanford sought a judgment that Carestream induced infringement of seven United States patents that Caliper, through Xenogen, exclusively licenses from Stanford.  Caliper and its co-plaintiffs sought an award of compensatory damages, treble damages due to Carestream’s willfulness, a permanent injunction and attorneys’ fees against Carestream for its ongoing, indirect infringement of the patents-in-suit. The complaint was served on Carestream on February 26, 2010.  On April 20, 2010, Carestream filed its answer to the complaint, denying it induced infringement of the asserted patents.  Carestream also counterclaimed for declaratory judgments of non-infringement and invalidity of the asserted patents.  Carestream also filed a motion to transfer the venue of the litigation to another district court.  Caliper and Carestream subsequently agreed to the transfer of this case to the U.S. District Court for the Northern District of California. See below for a description of the settlement agreement for this litigation that was entered into on August 8, 2011.

On June 8, 2010, the U.S. Patent and Trademark Office (“PTO”) issued U.S. Patent Number 7,734,325 (the “325 Patent”) to Carestream.  The next day, Caliper filed a request for reexamination of all claims of the 325 Patent.  On August 12, 2010, the PTO issued an order granting reexamination of all claims of the 325 Patent.  On the same day, the PTO also issued an action closing prosecution of the reexamination of the 325 Patent.  On September 29, 2010, the PTO issued a right of appeal notice notifying Caliper and Carestream of each party’s right to appeal the examiner’s determinations in the reexamination.  Caliper filed a Notice of Appeal with the PTO on October 29, 2010, and filed its appeal brief on February 4, 2011.  Carestream filed its reply to Caliper’s appeal brief on March 7, 2011.  This appeal is still pending in the PTO.

On July 9, 2010, Carestream filed a complaint for patent infringement against Caliper in the U.S. District Court for the Western District of Wisconsin.  Carestream’s complaint alleges that Caliper’s Lumina XR imaging system infringes the 325 Patent and that Caliper indirectly infringes the 325 Patent.  Caliper filed its answer to Carestream’s complaint on August 2, 2010.  Carestream’s allegations of infringement did not involve any of Caliper’s imaging products other than the Lumina XR.  The Lumina XR system is a multi-modal imaging system with both optical and x-ray capabilities that Caliper first introduced in September 2009.  With its complaint for patent infringement, Carestream also filed with the Court a motion for preliminary injunction to prevent Caliper from selling the Lumina XR system during the pendency of this litigation.  Caliper filed its opposition to Carestream’s motion for a preliminary injunction on October 20, 2010.  The hearing on Carestream’s preliminary injunction motion was held on March 4, 2011.  The Court issued its Opinion and Order denying Carestream’s preliminary injunction motion on March 31, 2011, finding that Carestream failed to establish either a reasonable likelihood of success on the merits of its infringement claim or any irreparable harm if the requested preliminary injunction were not entered. In its Opinion and Order the Court also denied both Caliper’s and Carestream’s cross-motions for summary judgment, but indicated that each party could file a new motion for summary judgment after additional discovery has taken place.  The Court also conducted a claim construction hearing on March 4, 2011.

On August 8, 2011, Caliper and Carestream entered into a settlement agreement (the “Settlement Agreement”) which resolves both Caliper’s and Stanford’s complaints against Carestream in the U.S. District Court for the Northern District of California (the “California

Litigation”) as well as Carestream’s complaint against Caliper in U.S. District Court for the Western District of Wisconsin (the “Wisconsin Litigation”).  In connection with the settlement of the California Litigation, Carestream agreed not to market or sell its optical imaging systems that are capable of performing in vivo optical imaging of mammals for the applications covered by the patents that are exclusively licensed by Stanford to Caliper.  In connection with the settlement of the Wisconsin Litigation, Carestream agreed not to assert any of its intellectual property against Caliper Lumina XR optical imaging system, as such system is presently marketed and sold by Caliper.  Also in connection with the Settlement Agreement, each party’s complaint against the other party was dismissed with prejudice.

On November 10, 2010, GenMark Diagnostics, Inc. (“GenMark”), a life sciences company based in Carlsbad, California, filed a complaint against Caliper in the U.S. District Court for the Northern District of California, seeking declaratory judgment that either (i) GenMark’s products do not infringe three microfluidic patents owned by Caliper (U.S. Patent Nos. 6,366,924; 6,399,025; and 6,495,104) and/or (ii) the claims of the three patents at issue are invalid.  GenMark’s complaint was served on Caliper on November 11, 2010.  The complaint filed by GenMark did not contain any other claims against Caliper, other than a claim for recovery of reasonable attorneys’ fees.  Caliper had been in the beginning stages of license discussions with GenMark when it filed its complaint.  On February 28, 2011, Caliper and GenMark entered an agreement under which Caliper agreed not to assert any infringement claims under certain specified patents against GenMark during the next six-month period and GenMark agreed to dismiss its complaint without prejudice.  On August 24, 2011 Caliper and GenMark entered an amended and restated agreement which extended the prior agreement to February 24, 2012.  Discussions between Caliper and GenMark regarding a potential licensing arrangement are on-going.

On September 12, 2011, a putative stockholder class action lawsuit was filed in the Court of Chancery of the State of Delaware against Caliper, the board of directors of Caliper, PerkinElmer, Inc. and PerkinElmer Hopkinton Co.  This action, styled Betty Greenberg v. Caliper Life Sciences, Inc., E. Kevin Hrusovsky, Kathryn A. Tunstall, David W. Carter, Van Billet, Robert C. Bishop, David V. Milligan, Allan L. Comstock, PerkinElmer, Inc. and PerkinElmer Hopkinton Co., Case No. 6853 (the “Greenberg Action”), alleges that each of the defendants violated applicable law by directly breaching and/or aiding breaches of fiduciary duties owed to the plaintiff and other public stockholders of Caliper. The plaintiff in this lawsuit seeks to enjoin the consummation of the proposed merger (the “Merger”) of Caliper with PerkinElmer Hopkinton Co., a wholly owned subsidiary of PerkinElmer, Inc., pursuant to the Agreement and Plan of Merger dated as of September 7, 2011. The plaintiff also seeks an award of the costs and disbursements of the action, including reasonable attorneys’ and experts’ fees, and the grant of other and further equitable relief as the Court deems just and proper.

On September 16, 2011, a second plaintiff filed a putative stockholder class action lawsuit in the Court of Chancery of the State of Delaware against the board of directors of Caliper, Caliper, PerkinElmer, Inc. and PerkinElmer Hopkinton Co. This action, styled James Dalton v. E. Kevin Hrusovsky, Robert Bishop, Van Billet, David Carter, Allan Comstock, David Milligan, Kathryn Tunstall, Caliper Life Sciences, Inc., PerkinElmer, Inc. and PerkinElmer Hopkinton Co., Case No. 6871 (the “Dalton Action”), contains allegations that are substantially similar to those alleged in the previously-filed complaint—namely, that each of the defendants breached and/or aided in breaches of fiduciary duties owed to Caliper’s stockholders. The plaintiff in this lawsuit seeks to enjoin the consummation of the Merger, an award of the costs of the action, including reasonable allowance for attorneys’ and experts’ fees, and the grant of further relief as the Court deems just and proper.

On October 5, 2011, a third plaintiff, also purportedly a Caliper stockholder, filed a putative stockholder class action complaint in the Court of Chancery of the State of Delaware against Caliper, certain directors and officers of Caliper, PerkinElmer, Inc. and PerkinElmer Hopkinton Co. This action, styled Elizabeth Chaney v. E. Kevin Hrusovsky, Robert Bishop, Van Billet, David Carter, Allan Comstock, David Milligan, Kathryn Tunstall, Caliper Life Sciences, Inc., PerkinElmer, Inc. and PerkinElmer Hopkinton Co., Case No. 6911, (the “Chaney Action”), contains allegations that are substantially similar to those alleged in the previously-filed complaints—namely, that each of the defendants breached and/or aided in breaches of fiduciary duties owed to Caliper’s stockholders. The plaintiff in this lawsuit seeks to enjoin the consummation of the Merger, an award of the costs of the action, including reasonable allowance for attorneys’ and experts’ fees, and the grant of further relief as the Court deems just and proper.

On October 6, 2011, Plaintiff Chaney filed a Motion for Preliminary Injunction with this Court as well as a Proposed Amended Order of Consolidation, following which, on October 7, 2011, the Court entered an amended consolidation order, consolidating the Chaney Action into the Dalton Action and the Greenberg Action and designating the Chaney complaint as the operative complaint.

The three actions described in the paragraphs above are collectively referred to as the “Stockholder Actions.” On October 25, 2011, the parties to the Stockholder Actions, without the defendants admitting any wrongdoing or liability of any kind, reached an agreement in principle providing for the withdrawal of the plaintiffs’ pending motion for a preliminary injunction and to resolve all claims asserted in the Stockholder Actions. Caliper has agreed, pursuant to the terms of the proposed settlement, to make certain supplemental disclosures related to the proposed Merger, which was filed with the SEC on October 26, 2011. The agreement in principle contemplates that the parties will enter into a stipulation of settlement.  The stipulation of settlement will be subject to customary conditions, including court approval following notice to Caliper’s stockholders.  In the event that the parties enter into a stipulation of settlement, a hearing will be scheduled at which the Court will consider the fairness, reasonableness, and adequacy of the settlement.  If the settlement is finally approved by the Court, it will resolve and release all claims in all actions that were or could have been brought challenging any aspect of the proposed Merger, the Merger Agreement, and any disclosure made in connection therewith (but excluding claims for appraisal under Section 262 of the Delaware General Corporation Law).  In addition, in connection with the settlement, the parties contemplate that plaintiffs’ counsel will file a petition in the Court for an award of attorneys’ fees and expenses to be paid by Caliper or its successor, which the defendants may oppose.  Caliper or its successor will pay or cause to be paid any attorneys’ fees and expenses awarded by the Court.  There can be no assurance that the parties will ultimately enter into a stipulation of settlement or that the Court will approve the settlement even if the parties were to enter into such stipulation.  In such event, the proposed settlement as contemplated by the agreement in principle may be terminated.

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

During the nine months ended September 30, 2011, 4,627,424 Caliper warrants were exercised, and all unexercised and unissued Caliper warrants expired on August 9, 2011.  In addition, during the nine months ended September 30, 2011, 310,668 of the assumed Xenogen warrants were exercised resulting in 96,875 Xenogen warrants outstanding as of September 30, 2011.  Collectively, the net effect of the Caliper and Xenogen warrant exercises for the nine months ended September 30, 2011, including the effect of “net or cashless exercises” was the issuance of 1,928,668 shares of Caliper common stock for proceeds of approximately $9.0 million.

The following table summarizes information with respect to warrants assumed from Xenogen which remain outstanding and exercisable at September 30, 2011:

Expiration Date	Exercise Price	Number of Xenogen Warrants	Equivalent Caliper Shares (.5792 exchange ratio)
April 30, 2013	$3.64	88,716	51,382
October 18, 2011	$40.74	8,159	4,725

		96,875	56,107

Subsequent to September 30, all of the Xenogen warrants that remained outstanding as of September 30, 2011 were either net exercised or terminated, either because of the warrant’s expiration date or in consideration of a cash payment equal to the excess of the merger consideration of $10.50 per share over the exercise price per share of such warrant.  The net exercise of these remaining Xenogen warrants resulted in the issuance of 17,495 shares of Caliper common stock.

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

In connection with the Merger, Caliper will terminate all of its stock option plans and all other equity-related plans prior to the effective time of the Merger.

Stock-Based Compensation

Caliper recognizes all share-based payments, including grants of stock options, in the income statement as an operating expense, based on their fair values. Caliper estimates the fair value of each option award on the date of grant using a Black-Scholes-Merton based option-pricing model.  Stock-based compensation expense is included within costs and expenses as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Cost of product revenue	$71	$65	$213	$216
Cost of service revenue	20	11	48	39
Research and development	145	127	430	397
Selling, general and administrative	717	594	2,211	1,947
Total	$953	$797	$2,902	$2,599

On September 30, 2011, Caliper had share-based compensation plans (the “Plans”), which are described within Note 13 to the consolidated financial statements included in Caliper’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 11, 2011.

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

Options and Restricted Stock Activity

A summary of stock option and restricted stock activity under the Plans as of September 30, 2011, and changes during the nine months then ended is as follows:

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)

Outstanding at December 31, 2010	9,011,204	$4.45	6.02	$18,101
Granted	946,630	6.91	—	—
Exercised	(485,837)	4.33	—	2,069
Canceled	(136,523)	—	—	—
Outstanding at September 30, 2011	9,335,474	$4.65	5.73	$54,415
Exercisable at September 30, 2011	6,748,118	$4.71	4.65	$39,002
Vested and expected to vest at September 30, 2011	9,207,359	$4.65	5.69	$52,385

Restricted Stock Units	Shares	Weighted Average Grant Date Fair Market per Share Value
Outstanding and non-vested at December 31, 2010	1,432,089	$1.92
Granted	240,122	6.62
Vested	(393,589)	2.76
Forfeited	(250)	4.01
Outstanding and non-vested at September 30, 2011	1,278,372	$2.55

Restricted stock units do not carry an exercise price and typically vest over a four-year period, although the vesting period of certain awards may vary. As of September 30, 2011, the weighted average remaining vesting term is 1.91 years and the aggregate intrinsic value of outstanding and non-vested restricted stock is approximately $13.4 million.

During the nine months ended September 30, 2011, Caliper granted 946,630 options at a weighted average grant date fair value, using the Black-Scholes-Merton option pricing model, of $4.51 per share, and 240,122 restricted stock units at a weighted average grant date fair value of $6.62 per share. The total fair value of restricted stock that vested during the nine months ended September 30, 2011 was approximately $1.1 million.

As of September 30, 2011, there was $8.9 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average remaining service period of approximately 2.93 years.

In connection with the Merger, at the effective time of the Merger, each stock option representing the right to acquire shares of Caliper common stock outstanding immediately prior to the effective time of the Merger (whether then vested or unvested) will be cancelled in exchange for the right to receive a cash amount, without interest and less any applicable withholding taxes, equal to the product of (1) the total number of shares of common stock subject to such stock option, multiplied by (2) an amount equal to the excess, if any, of the merger consideration of $10.50 per share over the exercise price per share of such stock option. Stock options with an exercise price per share equal to or greater than the merger consideration of $10.50 per share will be cancelled for no consideration and have no further force or effect from and after the effective time of the Merger.

Furthermore, at the effective time of the Merger, each restricted stock unit representing the right to acquire shares of Caliper common stock outstanding immediately prior to the effective time of the Merger (whether then vested or unvested) will be cancelled in exchange for the right to receive a cash amount, without interest and less any applicable withholding taxes, equal to the product of (1) the total number of shares of common stock subject to such restricted stock unit, multiplied by (2) the merger consideration of $10.50 per share.

Common Share Issuances

During the nine months ended September 30, 2011, Caliper issued 2,839,426 shares of common stock as a result of stock option and warrant exercises, issuances of shares under Caliper’s 1999 Employee Stock Purchase Plan and vesting of restricted stock.

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

A reconciliation of shares used in the calculations is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Weighted-average shares of common stock outstanding, basic	53,810	50,277	52,766	49,945
Dilutive options and restricted stock — based on the treasury stock method	—	—	—	1,943
Weighted-average shares used in dilutive computations of net income per share	53,810	50,277	52,766	51,888

The following outstanding options, restricted stock and warrants (prior to the application of the treasury stock method) were excluded from the computation of diluted net loss per share as they had an antidilutive effect (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Options and restricted stock	10,613	10,217	10,613	6,603
Warrants	56	5,029	56	5,029

Item 2.             Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of September 30, 2011 and for the three and nine months ended September 30, 2011 should be read in conjunction with our financial statements included in this Quarterly Report on Form 10-Q and Management’s Discussion and Analysis of Financial Condition and Results of Operations and our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 11, 2011.

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

Executive Summary

Overview

On September 7, 2011, the Company entered into an Agreement and Plan of Merger (“the Merger Agreement”) with PerkinElmer, Inc., a Massachusetts corporation (“Buyer”), and PerkinElmer Hopkinton Co., a Delaware corporation and wholly owned subsidiary of Buyer (“Merger Sub”) pursuant to which, subject to satisfaction or waiver of the conditions therein, Merger Sub will merge with and into the Company (the “Merger”) with the Company surviving as a wholly-owned subsidiary of Buyer.  A description of the Merger Agreement is contained in the Company’s Current Report on Form 8-K filed with the SEC on September 8, 2011. The waiting period for the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, expired on October 19, 2011, and clearance for the Merger under Germany’s Act against Restraints of Competition was granted on October 10, 2011.  Completion of the Merger remains subject to the satisfaction of certain conditions, including approval of the Company’s stockholders.  The Company will hold a special meeting of stockholders on November 7, 2011 at which the Company’s stockholders will vote on the Merger Agreement.

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

Third Quarter Key Highlights

Summary Financial Performance

•                  Our total revenues during the third quarter of 2011 increased by approximately $7.2 million, or 24%, to $36.9 million, from $29.7 million in the third quarter of 2010.  This increase included 12% Imaging revenue growth, 42% Research revenue growth, and 3% CDAS revenue growth, as further discussed below.

•                  Combined product and service gross margins were relatively unchanged at 50% in the third quarter of 2011 compared to the third quarter of 2010. Product margins increased approximately 2 percentage points resulting primarily from increased sales volume and, to a lesser extent, from savings on the cost of materials, while service margins decreased approximately 5 percentage points resulting primarily from an incremental investment in resources for our instrument services business, and to a lesser extent, higher cost of revenues associated with CDAS revenues.

•                  Operating expenses increased $3.2 million during the third quarter of 2011 to $18.7 million, from $15.5 million in the third quarter of 2010.  Approximately $1.4 million of this increase was due to the acquisition of CRi, while the majority of the remaining increase resulted from increases in selling and marketing headcount and related costs of $0.8 million, and $1.3 million in non-recurring merger transaction costs incurred in connection with Caliper’s merger with PerkinElmer, offset in part by reduced litigation costs.

•                  Net loss for the third quarter of 2011 was $0.8 million, or $0.01 per share, compared to a net loss of $1.3 million, or $0.03 per share, in 2010. The $0.5 million reduction in net loss was primarily driven by operating profit improvement despite $1.3 million of non-recurring merger transaction costs incurred in connection with Caliper’s merger with PerkinElmer.

Revenue Performance by Strategic Business Unit

	Three months ended September 30,
	2011	2010	% Chg(1)
Imaging	$16,174	$14,476	12%
LabChip	11,536	7,771	48%
Automation	6,885	5,219	32%
Research	18,421	12,990	42%
Services (CDAS)	2,353	2,280	3%
Total revenue	$36,948	$29,746	24%

(1)    Foreign currency contributed to overall revenue growth by 2% in the third quarter of 2011, comprising a 4% benefit for Research and a 1% benefit for Imaging.

Imaging revenues increased by 12% to $16.2 million during the third quarter of 2011, from $14.5 million during the third quarter of 2010.  Overall Imaging revenue growth was driven by sales of tissue imaging products which were added as a result of our acquisition of CRi in 2010, offset by a decline in revenues from our in vivo imaging products of approximately 1% in the third quarter principally due to product and channel mix changes.  Although the number of in vivo imaging unit placements increased by approximately 10% in the third quarter of 2011, the average selling price per unit sold decreased due to an increase in sales of our Lumina instruments and an increase in distributor channel mix.

Research revenues increased by 42% to $18.4 million during the third quarter of 2011 from $13.0 million during the third quarter of 2010. Overall Research revenue growth was primarily attributable to an increase in demand in certain end markets for our LabChip (microfluidic) and automation instruments, most notably end market demand for our analytical and preparative next generation sequencing (“NGS”) platforms for sample preparation and process control.  In addition, we experienced an increase in revenues from (i) our OEM relationship with Agilent Technologies, due to both increased volume and improved chip pricing, (ii) an increase in direct channel consumables for our LabChip products, and (iii) an increase in microfluidic license revenues as a result of new licensing arrangements.

CDAS revenues increased by 3% to $2.4 million during the third quarter of 2011 from $2.3 million during the third quarter of 2010. The net increase resulted from revenues generated from compound screening and analysis performed pursuant to Phase II task orders under our contract with the U.S. Environmental Protection Agency (“EPA”) for its ToxCast screening program.  During the third quarter of 2011, we substantially completed work under two of the task orders issued in February 2011 for Phase II follow-up project work.

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

Results of Operations for the Three and Nine Months Ended September 30, 2011

Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For example, we typically experience higher revenues in the fourth quarter of our fiscal year as a result of the capital spending patterns of our customers. In addition, service revenues from our CDAS strategic business unit will vary based upon receipt of compounds and issuance of new arrangements which can vary the timing of service revenue recognized within a year.

Revenue

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(In thousands)	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
Product revenue	$25,542	$20,066	$5,476	27%	$77,196	$60,920	$16,276	27%
Service revenue	7,484	6,590	894	14%	21,539	17,013	4,526	27%
License fees and contract revenue	3,922	3,090	832	27%	12,374	9,514	2,860	30%

Total Revenues	$36,948	$29,746	$7,202	24%	$111,109	$87,447	$23,662	27%

Product Revenue.   Product revenue increased by $5.5 million during the three months ended September 30, 2011, compared to the same period in 2010.  Included in this increase was $1.7 million of product revenue from tissue imaging products which were added as a result of our acquisition of CRi in 2010.  Within Research product revenues for the third quarter of 2011, microfluidic (LabChip) product revenues increased $3.2 million, or 49%, and automation product revenues increased $1.5 million, or 42%, compared to the same period in 2010. Both LabChip and automation growth were driven by increased end market demand for our analytical and preparative NGS for sample preparation and quality control platforms.  The LabChip revenue increase was primarily driven by a combined 40% increase in unit sales of our LabChip GX and GXII instruments during the three months ended September 30, 2011, resulting in an increase of $1.2 million of revenue, as well as a $1.0 million increase in consumables within our direct sales channel. In addition, LabChip product revenues increased as a result of our OEM relationship with Agilent Technologies due to increases in both chip prices and volume of chips sold.  Imaging product sales increased $0.8 million, or 8%, with the increase relating to tissue imaging products which were added to our imaging platform capabilities as a result of our acquisition of CRi in 2010.  In vivo imaging product sales decreased $0.8 million, or 8%, primarily due to a product and channel mix shift.  In vivo imaging instrument unit sales increased 10% during the quarter (45 units in the third quarter of 2011 compared to 41 units in the comparable period in 2010).  However as a result of longer purchase approval cycles, principally among academic institutions, arising out of concern over future levels of government funding, the overall product mix of in vivo instruments sold during the third quarter favored lower priced instruments, thus resulting in lower overall in vivo instrument product revenues.

Product revenue increased by $16.3 million during the nine months ended September 30, 2011, compared to the same period in 2010, which included $6.4 million of revenue increase from the sale of tissue imaging products which were added by our acquisition of CRi and reflected a $2.9 million decrease in product revenues from the divestiture of the specialty product lines in May 2010.  Imaging product sales increased $8.1 million, or 27%, with approximately 80% of the increase related to newly added tissue imaging products.  Our in vivo imaging product sales increased $1.7 million, or 6%, primarily due to a 22% increase in instrument placements. In vivo instrument revenue reflected a lower average selling price per unit compared to the nine months ended September 30, 2010 due to a higher percentage of lower priced instrument sales and increased sales through our distributor channels.  Within Research product revenues for the nine months ended September 30, 2011, microfluidic (LabChip) product revenues increased $7.6 million, or 42%, compared to the same period in 2010 primarily due to growth in LabChip GX instrument placements (131 units in 2011 compared to 105 units in the comparable period of 2010), an increase in revenues from our OEM relationship with Agilent Technologies due to increases in both chip prices and volume of chips sold, increased sales of the LabChip XT due to an increase in DNA sample sizing needs driven by next generation sequencing market growth, and market adoption of our LabChip Dx instrument for multiplex molecular diagnostic analysis, currently marketed through our recent distribution agreement with Seegene, Inc. (“Seegene”).  Excluding revenues for the specialty product lines which were divested in May 2010, Research product sales also reflected a $3.9 million, or 40%, increase in automation product sales during the nine months ended September 30, 2011 compared to the same period in 2010, which resulted primarily from an increase in sample preparation needs driven by next-generation sequencing and genomic drug discovery research applications.

Service Revenue.   Total service revenue increased $0.9 million in the third quarter of 2011, compared to the same period in 2010, due to an increase in CDAS service revenue of $0.1 million, an increase in instrument-related service revenues of $0.7 million and an increase in contract manufacturing revenue of $0.1 million.  The $0.7 million increase in instrument-related service revenues was primarily due to an increase in the customer installed base of Imaging and LabChip instruments.

Total service revenue increased $4.5 million in the nine months ended September 30, 2011, compared to the same period in 2010, due to an increase in CDAS service revenue of $2.0 million, an increase in instrument-related service revenues of $1.8 million and an increase in contract manufacturing revenue of $0.7 million related to products we manufacture for Biotage. The CDAS increase resulted from the completion of the Phase IIb primary screening task orders under the EPA ToxCast screening program and work substantially completed on two of the three new task orders that were received in 2011 and for which work was completed in the third quarter of 2011.  In the third quarter of 2011, we began work on the third new 2011 task order which has a total value of $1.2 million.  Our work on this task order was approximately 31% complete as of September 30, 2011.  The $1.8 million increase in instrument service revenues was primarily due to an increase in Imaging and LabChip instrument service revenues due to growth in the customer installed bases for our products, offset in part by a decrease in automation instrument service revenue resulting from the divestiture of specialty product lines in 2010 and expired Staccato system contracts.

License Fees and Contract Revenue.    License fees and contract revenue increased by $0.8 million during the third quarter of 2011 compared to the same period of 2010, primarily as a result of two new microfluidic license revenue arrangements, a $0.3 million increase in Imaging license revenue and $0.1 million in revenue from work performed under Small Business Innovation Research (“SBIR”) grants assumed as part of our acquisition of CRi in 2010.  License fees and contract revenue increased by $2.9 million during the nine months ended September 30, 2011 compared to the same period of 2010, primarily as a result of microfluidic license revenue related to a scheduled payment for the extension of rights under an existing license arrangement, a $0.6 million increase in Imaging license revenue and $0.6 million in revenue from work performed under SBIR grants assumed as part of our acquisition of CRi.

Costs of Revenue

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(In thousands)	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
Product	$12,533	$10,179	$2,354	23%	$39,030	$30,575	$8,455	28%
Service	4,053	3,270	783	24%	11,665	9,778	1,887	19%
License	681	478	203	42%	2,297	1,404	893	64%
Total Costs	$17,267	$13,927	$3,340	24%	$52,992	$41,757	$11,235	27%

Cost of Product Revenue.    Cost of product revenue increased $2.4 million during the third quarter of 2011, compared to the same period in 2010, primarily as a result of the volume increase in product sales. The net increase of cost of product revenue included an increase in manufacturing labor and overhead spending to support increased production demands including additional personnel costs resulting from our acquisition of CRI in 2010 of approximately $0.8 million, or 3.0% of product revenue, net of an improvement in direct material costs of approximately $0.2 million, or 0.8% of product revenue, driven by favorable mix changes and material cost savings.

Cost of product revenue increased $8.5 million during the nine months ended September 30, 2011, compared to the same period in 2010, primarily as a result of the volume increase in product sales. In addition to volume increases, cost of product revenue was affected by (i) a $0.7 million fair value step-up adjustment related to acquired CRi inventory; (ii) a 0.6%, or approximately $0.5 million, increase in the cost of materials as a percent of revenues influenced by the mix of product sales including product sales from instruments that we in-source from our North American distribution arrangement with 3D Histech for automated whole slide tissue imagers and our International distribution agreement with Seegene for our LabChip DX instrument; and (iii) a $2.1 million increase in manufacturing spending primarily related to the CRi acquisition, including the temporary ongoing operation of CRi’s Woburn, Massachusetts facility in the first half of 2011, which was shut down on June 30, 2011 and transitioned to our Hopkinton, Massachusetts facility.

Cost of Service Revenue.    Cost of service revenue increased $0.8 million during the third quarter of 2011, compared to the same period in 2010, primarily due to a $0.5 million increase in instrument service personnel resources to support the increase in revenues, $0.1 million of new service costs related to our acquisition of CRi and an increase in CDAS costs of approximately $0.2 million to support the increase in CDAS revenue.

Cost of service revenue increased $1.9 million during the nine months ended September 30, 2011, compared to the same period in 2010, primarily due to an increase in contract manufacturing costs of $0.4 million, an increase in CDAS variable material supply costs of approximately $0.6 million, $0.3 million of new service costs related to our acquisition of CRi and a $0.6 million increase in all other service costs to support increased revenue.

Cost of License Revenue.    Cost of license revenue increased during the three and nine months ended September 30, 2011 compared to the comparable periods in 2010 due primarily to an increase in third party royalties owed on Imaging license revenues and the overall increase in license revenue discussed above.  In addition, during the nine months ended September 30, 2011, there was a scheduled microfluidic license payment due us under an existing license arrangement that carried a higher cost of license due to the inclusion of certain sublicensed rights.

Gross Margins.    Product gross margins increased to 51% in the third quarter of 2011, versus 49% in the same period in 2010. The increase included a reduction in cost of product revenue associated with the mix of products sold during the third quarter as well as volume leverage from the increase in product revenues. Gross margin on service revenue was 46% for the third quarter of 2011, compared to 50% for the same period of 2010. This decrease resulted from an increased investment in instrument service infrastructure to support the increasing installed base as well as a mix change in CDAS revenues where we had more lower margin government revenues versus commercial revenues that typically have higher margin.

Product gross margins decreased to 49% in the nine months ended September 30, 2011, versus 50% in the same period in 2010. The decrease included 1 percentage point from the fair value step-up in CRi historic inventory.  Excluding such impact, product gross margins were relatively flat as a result of increased volume offset by unfavorable product mix during the first half of 2011 which included increased sales of products produced for us by others on an OEM basis, such as whole slide tissue imaging instruments produced by 3D Histech, and an increase in sales of our LabChip DX through our distribution channel with Seegene.  Gross margin on service revenue was 46% for the nine months ended September 30, 2011, as compared to 43% for the same period of 2010. This increased service margin resulted primarily from the improved service contribution margins from CDAS revenues as a result of fixed cost leverage over increased service revenues.

Expenses

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
	(In thousands)
Research and development	$5,583	$4,416	$1,167	26%	$16,484	$13,061	$3,423	26%
Selling, general and administrative	13,073	11,046	2,027	18%	40,336	32,650	7,686	24%
Amortization of intangible assets	1,442	1,169	273	23%	5,386	3,648	1,738	48%
Restructuring charges (credits), net	(6)	741	(747)	nm	2,257	1,375	882	64%

Research and Development Expenses.    Research and development spending increased by $1.2 million in the third quarter of 2011, compared to the same period of 2010, primarily as a result of $0.7 million in headcount and research spending related to the acquired CRi business, as well as $0.5 million in all other research and development spending comprised of molecular diagnostics consulting and other research expenses including materials for projects that are in development.

Research and development spending increased by $3.4 million during the nine months ended September 30, 2011, compared to the same period of 2010, primarily as a result of $2.2 million in headcount and research spending related to the acquired CRi business, as well as $1.2 million in all other research and development spending comprised of molecular diagnostics consulting and other research expenses and additional research and development headcount.

We continue to evaluate research and development spending based on anticipated revenues and market opportunities. We expect research and development spending to increase in the fourth quarter of 2011 compared to 2010 as a result of our acquisition of CRi as well as planned investments to strengthen our strategic positioning with respect to the emergence of growth opportunities related to personalized medicine and molecular diagnostics.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased by $2.0 million in the third quarter of 2011, compared to the same period in 2010, including $0.6 million in expenses related to the acquisition of CRi, a $0.6 million increase in general and administrative expenses and a $0.8 million increase in selling and marketing expenses.  The increase in general and administrative expenses was primarily related to $1.3 million in transaction costs incurred with the acquisition of us by PerkinElmer, Inc., offset in part by reduced litigation expenses as a result of our settlement with Carestream.  The increase in selling and marketing expenses was due to a $0.6 million increase in payroll and related costs associated with increased headcount, a $0.1 million increase in marketing and operating materials, and a $0.1 million increase in all other selling and marketing costs.

Selling, general and administrative expenses increased by $7.7 million in the nine months ended September 30, 2011, compared to the same period in 2010, including $2.8 million in expenses related to the acquisition of CRi, a $2.6 million increase in general and administrative expenses and a $2.3 million increase in selling and marketing expenses.  The increase in general and administrative expenses was primarily related to $1.3 million in transaction costs incurred with the acquisition of us by PerkinElmer, Inc., a $1.1 million increase in litigation expenses  as a result of the Carestream matter, which was resolved in the third quarter of 2011, and $0.2 million increase in all other spending.  The increase in selling and marketing expenses was due to a $1.5 million increase in payroll and related costs associated with increased headcount, a $0.4 million increase in marketing and operating materials, and a $0.4 million increase in all other selling and marketing costs.

Amortization of Intangible Assets.  Amortization expense was $0.3 million and $1.7 million during the three and nine months ended September 30, 2011, respectively, and related to assets acquired with our acquisitions of NovaScreen Biosciences Corporation (“NovaScreen”), Xenogen and CRi. The increase in the nine months ended September 30, 2011 relates to the abandonment of certain CRi in-process-research and development projects that resulted in a $1.1 million charge in the second quarter of 2011.  The remaining increase for the three and nine months ended September 30, 2011 related to new amortization associated with the acquisition of CRi in December 2010, offset, in part, by reductions resulting from fully amortized NovaScreen and Xenogen intangible assets.

Restructuring Charges.    We incurred restructuring charges in prior periods related to idling of all or portions of certain facilities, as well as acquisition and integration activities that are more fully discussed in Note 8 in the accompanying financial statements.  The primary components of the $2.3 million restructuring charge during the nine months ended September 30, 2011 include (i) a $0.5 million charge for employee separation costs incurred in connection with the termination of a former CRi executive officer in the first quarter of 2011; (ii) a $0.4 million charge in the first quarter related primarily to the update of sublease assumptions for our Mountain View, California and Hopkinton, Massachusetts facilities; and (iii) a $1.3 million charge in the second quarter for the shutdown of CRi’s Woburn, Massachusetts facility.

Interest and Other Income (Expense), Net

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(In thousands)	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
Interest expense, net	$(49)	$(75)	26	35%	$(133)	$(277)	144	52%
Gain (loss) on divestiture	—	(37)	37	100	—	11,387	(11,387)	nm
Other income (expense), net	(247)	320	(567)	(177)%	155	(69)	224	325%

Interest Expense, Net.    Net interest expense decreased during the three and nine months ended September 30, 2011 compared to the same periods of 2010 primarily as a result of having paid down all of our outstanding advances under our credit facility in the second quarter of 2010.  Since then, we have maintained zero borrowings under that credit facility and have incurred only facility maintenance and letter of credit charges.

Gain on Divestitures.    In May 2010, we divested our specialty product lines and recorded a gain of $11.4 million on those divestitures. This and other divestitures are more fully discussed in Note 3 within the accompanying financial statements and in Note 4 of Notes to Consolidated Financial Statements in Item 15 of our Annual Report on Form 10-K filed with the SEC on March 11, 2011.

Other Income (Expense), Net.    Other income (expense), net decreased in the third quarter of 2011 compared to the same period of 2010 due primarily to foreign currency transaction gains on foreign denominated accounts receivable.  In the third quarter of 2011, we recorded approximately $0.3 million of transaction losses while in the third quarter of 2010 period we recorded $0.4 million of transaction gains.

Other income (expense), net increased in the nine months ended September 30, 2011 compared to the comparable period of 2010 due primarily to foreign currency transaction gains on foreign denominated accounts receivable.  In the nine months ended September 30, 2011, we recorded approximately $0.1 million of transaction gains while in the same period of 2010, we recorded $0.1 million of transaction losses.

Liquidity and Capital Resources

As of September 30, 2011, we had $47.3 million in cash, cash equivalents and marketable securities, compared to $34.8 million as of December 31, 2010.   We had no outstanding borrowings as of September 30, 2011 and December 31, 2010 under our credit facility.  The credit facility matures on April 1, 2013 and serves as a source of capital for ongoing operations and working capital needs.  As of September 30, 2011, we were in compliance with our covenants under the credit facility.  We expect to remain in compliance with the covenants through the credit facility’s maturity date based on current forecasts.  The terms of our credit facility are more fully discussed under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the SEC on March 11, 2011.

We believe our cash balance, working capital on hand at September 30, 2011 and access to available capital under our credit facility are sufficient to fund our ongoing operations through at least March 2013. Nevertheless, our actual cash needs could vary considerably, depending on opportunities and circumstances that arise over time.  If, at any time, cash generated by operations is insufficient to satisfy our liquidity requirements, we may need to reduce our costs and expenses, sell additional equity or debt securities or draw down on our current credit facility if we have borrowing capacity.

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

Cash Flows

	Nine Months Ended September 30,
	2011	2010	$ Change
	(in thousands)
Cash provided by (used in)
Operating Activities	$2,956	$115	$2,841
Investing Activities	(2,275)	8,562	(10,837)
Financing Activities	11,188	(14,453)	25,641

Operating Activities.    During the nine months ended September 30, 2011, we generated $3.0 million of cash from operating activities which included cash uses of approximately $2.3 million related to CRi employee severance payments and our idle facility rent and related payments.  We generated approximately $5.3 million of cash from operations and working capital changes, which primarily related to cash generated from daily operations, collections of customer receivables and up-front payments for intellectual property licenses, offset in part by increased purchases of inventory which utilized $3.0 million of working capital during the period.

Investing Activities.    During the nine months ended September 30, 2011, we invested net proceeds of $0.5 million in marketable securities based upon the timing of maturities in our investment portfolio and reinvesting such proceeds in the period. Our other primary investing activities were the purchase of property and equipment of $1.9 million primarily related to equipment and information systems and the build out of a clean room in our Hopkinton, Massachusetts facility.

Financing Activities.    During the nine months ended September 30, 2011, financing cash proceeds were primarily related to $9.0 million in proceeds from warrant exercises, as well as proceeds from option exercises and employee stock purchase plan participation, offset in part by capital lease and other payment obligations. During the nine months ended September 30, 2010, we used $14.9 million of cash proceeds to pay off the balance outstanding under the credit facility.

Contractual Obligations

Our commitments under leases and other obligations are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the SEC on March 11, 2011.  There has been no material change during the nine months ended September 30, 2011 in the contractual obligations disclosed as of December 31, 2010.

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

Item 3.                                   Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

Our primary market risk exposures are foreign currency fluctuation and interest rate sensitivity. During the nine months ended September 30, 2011, there have been no material changes to the information included under Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the SEC on March 11, 2011.

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

Based on their evaluation as of September 30, 2011, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Changes in internal controls.    There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the third quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II—OTHER INFORMATION

Item 1.                                   Legal Proceedings

As reported previously, on February 23, 2010, Caliper, Xenogen, and Stanford filed a complaint for patent infringement against Carestream Health, Inc. (“Carestream”) in the U.S. District Court for the Eastern District of Texas.  Caliper, Xenogen, and Stanford sought a judgment that Carestream induced infringement of seven United States patents that Caliper, through Xenogen, exclusively licenses from Stanford.  Caliper and its co-plaintiffs sought an award of compensatory damages, treble damages due to Carestream’s willfulness, a permanent injunction and attorneys’ fees against Carestream for its ongoing, indirect infringement of the patents-in-suit. The complaint was served on Carestream on February 26, 2010.  On April 20, 2010, Carestream filed its answer to the complaint, denying it induced infringement of the asserted patents.  Carestream also counterclaimed for declaratory judgments of non-infringement and invalidity of the asserted patents.  Carestream also filed a motion to transfer the venue of the litigation to another district court.  Caliper and Carestream subsequently agreed to the transfer of this case to the U.S. District Court for the Northern District of California. See below for a description of the settlement agreement for this litigation that was entered into on August 8, 2011.

On June 8, 2010, the U.S. Patent and Trademark Office (“PTO”) issued U.S. Patent Number 7,734,325 (the “325 Patent”) to Carestream.  The next day, Caliper filed a request for reexamination of all claims of the 325 Patent.  On August 12, 2010, the PTO issued an order granting reexamination of all claims of the 325 Patent.  On the same day, the PTO also issued an action closing prosecution of the reexamination of the 325 Patent.  On September 29, 2010, the PTO issued a right of appeal notice notifying Caliper and Carestream of each party’s right to appeal the examiner’s determinations in the reexamination.  Caliper filed a Notice of Appeal with the PTO on October 29, 2010, and filed its appeal brief on February 4, 2011.  Carestream filed its reply to Caliper’s appeal brief on March 7, 2011.  This appeal is still pending in the PTO.

On July 9, 2010, Carestream filed a complaint for patent infringement against Caliper in the U.S. District Court for the Western District of Wisconsin.  Carestream’s complaint alleges that Caliper’s Lumina XR imaging system infringes the 325 Patent and that Caliper indirectly infringes the 325 Patent.  Caliper filed its answer to Carestream’s complaint on August 2, 2010.  Carestream’s allegations of infringement did not involve any of Caliper’s imaging products other than the Lumina XR.  The Lumina XR system is a multi-modal imaging system with both optical and x-ray capabilities that Caliper first introduced in September 2009.  With its complaint for patent infringement, Carestream also filed with the Court a motion for preliminary injunction to prevent Caliper from selling the Lumina XR system during the pendency of this litigation.  Caliper filed its opposition to Carestream’s motion for a preliminary injunction on October 20, 2010.  The hearing on Carestream’s preliminary injunction motion was held on March 4, 2011.  The Court issued its Opinion and Order denying Carestream’s preliminary injunction motion on March 31, 2011, finding that Carestream failed to establish either a reasonable likelihood of success on the merits of its infringement claim or any irreparable harm if the requested preliminary injunction were not entered. In its Opinion and Order the Court also denied both Caliper’s and Carestream’s cross-motions for summary judgment, but indicated that each party could file a new motion for summary judgment after additional discovery has taken place.  The Court also conducted a claim construction hearing on March 4, 2011.

On August 8, 2011, Caliper and Carestream entered into a settlement agreement (the “Settlement Agreement”) which resolves both Caliper’s and Stanford’s complaints against Carestream in the U.S. District Court for the Northern District of California (the “California Litigation”) as well as Carestream’s complaint against Caliper in U.S. District Court for the Western District of Wisconsin (the “Wisconsin Litigation”).  In connection with the settlement of the California Litigation, Carestream agreed not to market or sell its optical imaging systems that are capable of performing in vivo optical imaging of mammals for the applications covered by the patents that are exclusively licensed by Stanford to Caliper.  In connection with the settlement of the Wisconsin Litigation, Carestream agreed not to assert any of its intellectual property against Caliper Lumina XR optical imaging system, as such system is presently marketed and sold by Caliper.  Also in connection with the Settlement Agreement, each party’s complaint against the other party was dismissed with prejudice.

On November 10, 2010, GenMark Diagnostics, Inc. (“GenMark”), a life sciences company based in Carlsbad, California, filed a complaint against Caliper in the U.S. District Court for the Northern District of California, seeking declaratory judgment that either (i) GenMark’s products do not infringe three microfluidic patents owned by Caliper (U.S. Patent Nos. 6,366,924; 6,399,025; and 6,495,104) and/or (ii) the claims of the three patents at issue are invalid.  GenMark’s complaint was served on Caliper on November 11, 2010.  The complaint filed by GenMark did not contain any other claims against Caliper, other than a claim for recovery of reasonable attorneys’ fees.  Caliper had been in the beginning stages of license discussions with GenMark when it filed its complaint.  On February 28, 2011, Caliper and GenMark entered an agreement under which Caliper agreed not to assert any infringement claims under certain specified patents against GenMark during the next six-month period and GenMark agreed to dismiss its complaint without prejudice.  On August 24, 2011 Caliper and GenMark entered an amended and restated agreement which extended the prior agreement to February 24, 2012.  Discussions between Caliper and GenMark regarding a potential licensing arrangement are on-going.

On September 12, 2011, a putative stockholder class action lawsuit was filed in the Court of Chancery of the State of Delaware against Caliper, the board of directors of Caliper, PerkinElmer, Inc. and PerkinElmer Hopkinton Co.  This action, styled Betty Greenberg v. Caliper

Life Sciences, Inc., E. Kevin Hrusovsky, Kathryn A. Tunstall, David W. Carter, Van Billet, Robert C. Bishop, David V. Milligan, Allan L. Comstock, PerkinElmer, Inc. and PerkinElmer Hopkinton Co., Case No. 6853 (the “Greenberg Action”), alleges that each of the defendants violated applicable law by directly breaching and/or aiding breaches of fiduciary duties owed to the plaintiff and other public stockholders of Caliper. The plaintiff in this lawsuit seeks to enjoin the consummation of the proposed merger (the “Merger”) of Caliper with PerkinElmer Hopkinton Co., a wholly owned subsidiary of PerkinElmer, Inc., pursuant to the Agreement and Plan of Merger dated as of September 7, 2011. The plaintiff also seeks an award of the costs and disbursements of the action, including reasonable attorneys’ and experts’ fees, and the grant of other and further equitable relief as the Court deems just and proper.

On September 16, 2011, a second plaintiff filed a putative stockholder class action lawsuit in the Court of Chancery of the State of Delaware against the board of directors of Caliper, Caliper, PerkinElmer, Inc. and PerkinElmer Hopkinton Co. This action, styled James Dalton v. E. Kevin Hrusovsky, Robert Bishop, Van Billet, David Carter, Allan Comstock, David Milligan, Kathryn Tunstall, Caliper Life Sciences, Inc., PerkinElmer, Inc. and PerkinElmer Hopkinton Co., Case No. 6871 (the “Dalton Action”), contains allegations that are substantially similar to those alleged in the previously-filed complaint—namely, that each of the defendants breached and/or aided in breaches of fiduciary duties owed to Caliper’s stockholders. The plaintiff in this lawsuit seeks to enjoin the consummation of the Merger, an award of the costs of the action, including reasonable allowance for attorneys’ and experts’ fees, and the grant of further relief as the Court deems just and proper.

On October 5, 2011, a third plaintiff, also purportedly a Caliper stockholder, filed a putative stockholder class action complaint in the Court of Chancery of the State of Delaware against Caliper, certain directors and officers of Caliper, PerkinElmer, Inc. and PerkinElmer Hopkinton Co. This action, styled Elizabeth Chaney v. E. Kevin Hrusovsky, Robert Bishop, Van Billet, David Carter, Allan Comstock, David Milligan, Kathryn Tunstall, Caliper Life Sciences, Inc., PerkinElmer, Inc. and PerkinElmer Hopkinton Co., Case No. 6911, (the “Chaney Action”), contains allegations that are substantially similar to those alleged in the previously-filed complaints—namely, that each of the defendants breached and/or aided in breaches of fiduciary duties owed to Caliper’s stockholders. The plaintiff in this lawsuit seeks to enjoin the consummation of the Merger, an award of the costs of the action, including reasonable allowance for attorneys’ and experts’ fees, and the grant of further relief as the Court deems just and proper.

On October 6, 2011, Plaintiff Chaney filed a Motion for Preliminary Injunction with this Court as well as a Proposed Amended Order of Consolidation, following which, on October 7, 2011, the Court entered an amended consolidation order, consolidating the Chaney Action into the Dalton Action and the Greenberg Action and designating the Chaney complaint as the operative complaint.

The three actions described in the paragraphs above are collectively referred to as the “Stockholder Actions.” On October 25, 2011, the parties to the Stockholder Actions, without the defendants admitting any wrongdoing or liability of any kind, reached an agreement in principle providing for the withdrawal of the plaintiffs’ pending motion for a preliminary injunction and to resolve all claims asserted in the Stockholder Actions. Caliper has agreed, pursuant to the terms of the proposed settlement, to make certain supplemental disclosures related to the proposed Merger, which was filed with the SEC on October 26, 2011. The agreement in principle contemplates that the parties will enter into a stipulation of settlement.  The stipulation of settlement will be subject to customary conditions, including court approval following notice to Caliper’s stockholders.  In the event that the parties enter into a stipulation of settlement, a hearing will be scheduled at which the Court will consider the fairness, reasonableness, and adequacy of the settlement.  If the settlement is finally approved by the Court, it will resolve and release all claims in all actions that were or could have been brought challenging any aspect of the proposed Merger, the Merger Agreement, and any disclosure made in connection therewith (but excluding claims for appraisal under Section 262 of the Delaware General Corporation Law).  In addition, in connection with the settlement, the parties contemplate that plaintiffs’ counsel will file a petition in the Court for an award of attorneys’ fees and expenses to be paid by Caliper or its successor, which the defendants may oppose.  Caliper or its successor will pay or cause to be paid any attorneys’ fees and expenses awarded by the Court.  There can be no assurance that the parties will ultimately enter into a stipulation of settlement or that the Court will approve the settlement even if the parties were to enter into such stipulation.  In such event, the proposed settlement as contemplated by the agreement in principle may be terminated.

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

2.1

Agreement and Plan of Merger, dated September 7, 2011, by and among PerkinElmer, Inc., PerkinElmer Hopkinton Co., and Caliper Life Sciences, Inc.*** (included as Exhibit 2.1 of the Current Report on Form 8-K (File No 001-32976) filed September 8, 2011 and incorporated by reference herein)

4.1

Amendment No. 3, dated September 7, 2011, to Rights Agreement, dated as of December 18, 2001, between Caliper Life Sciences, Inc. (formerly Caliper Technologies Corp.) and Wells Fargo Bank, N.A. (included as Exhibit 4.1 of the Current Report on Form 8-K (File No 001-32976) filed September 8, 2011 and incorporated by reference herein)

31.1

Certification of Chief Executive Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

101**

The following materials from Caliper Life Sciences, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010, (iii) Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2011 and 2010, and (iv) Notes to Consolidated Financial Statements.

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

*** The schedules to the Agreement and Plan of Merger have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. Caliper Life Sciences, Inc. will furnish supplemental copies of any such schedules to the U.S. Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALIPER LIFE SCIENCES, INC.
Date: November 4, 2011
	By:	/s/ E. KEVIN HRUSOVSKY
E. Kevin Hrusovsky
Chief Executive Officer and President

Date: November 4, 2011
	By:	/s/ PETER F. MCAREE
Peter F. McAree
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of document

2.1

Agreement and Plan of Merger, dated September 7, 2011, by and among PerkinElmer, Inc., PerkinElmer Hopkinton Co., and Caliper Life Sciences, Inc.*** (included as Exhibit 2.1 of the Current Report on Form 8-K (File No 001-32976) filed September 8, 2011 and incorporated by reference herein)

4.1

Amendment No. 3, dated September 7, 2011, to Rights Agreement, dated as of December 18, 2001, between Caliper Life Sciences, Inc. (formerly Caliper Technologies Corp.) and Wells Fargo Bank, N.A. (included as Exhibit 4.1 of the Current Report on Form 8-K (File No 001-32976) filed September 8, 2011 and incorporated by reference herein)

31.1

Certification of Chief Executive Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

101**

The following materials from Caliper Life Sciences, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010, (iii) Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2011 and 2010, and (iv) Notes to Consolidated Financial Statements.

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

*** The schedules to the Agreement and Plan of Merger have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. Caliper Life Sciences, Inc. will furnish supplemental copies of any such schedules to the U.S. Securities and Exchange Commission upon request.